Form 10-Q
period 1995-01-31
AMERICAN WOODMARK CORP
filed 1995-03-17
CIK 794619

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

  [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly period ended       January 31, 1995

  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                  to


  For the Quarter Ended January 31, 1995  Commission file number
                                                      0-14798

              American Woodmark Corporation
  (Exact name of registrant as specified in its charter)


               Virginia                        54-1138147
  (State or other jurisdiction of         (I.R.S. Employer
    incorporated or organization)         Identification No.)


  3102 Shawnee Drive, Winchester, Virginia            22601
  (Address of principal executive offices)         (Zip Code)


       (Registrant's telephone number, including area code)
                       (703) 665-9100



  (Former name, former address and former fiscal year, if changed since last report.)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
  requirements for the past 90 days. Yes  X   No

    Common Stock, No Par Value--7,549,836 shares as of March 13, 1995

                                  INDEX

                        AMERICAN WOODMARK CORPORATION


  PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Balance Sheet --  January 31, 1995 and April 30, 1994

            Statement of Income -- Three months ended January 31,
              1995 and January 31, 1994. Nine months ended January 31, 1995 and January 31, 1994.

            Statement of Cash Flows -- Nine months ended January 31,
              1995 and January 31, 1994.

            Notes to Financial Statements -- January 31, 1995

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations


  PART II.  OTHER INFORMATION

  Item 1.   Exhibit (11) -- Statement re:  Computation of Earnings
              per Share


  SIGNATURES

                       PART I.   FINANCIAL INFORMATION

  AMERICAN WOODMARK CORPORATION

  BALANCE SHEET  (UNAUDITED)
                                                 January 31  April 30
                                                     1995      1994
                                                                (*)
                                                    (000'S omitted)
  ASSETS

  CURRENT ASSETS

    Cash and short-term investments                $ 1,902   $   460
    Customer receivables (less allowances)--Note D  18,225    18,845
    Inventories--Note E                             11,387    11,715
    Prepaid expenses                                   417       602
    Deferred taxes                                     416       456
    Other                                              861       361
                 TOTAL CURRENT ASSETS               33,208    32,439

  PROPERTY, PLANT AND EQUIPMENT                     34,089    35,872
  OTHER ASSETS                                       3,760     3,252
  INTANGIBLE PENSION ASSET                             758       758
                                                   $71,815   $72,321

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
    Loans payable                                  $     0   $ 2,000
    Accounts payable                                 7,221     8,776
    Accrued compensation and related expenses        6,922     5,151
    Current maturities of long-term debt             2,849     3,158
    Other accrued expenses                           3,094     3,622
                 TOTAL CURRENT LIABILITIES          20,086    22,707

  LONG-TERM DEBT, less current maturities           16,066    18,334
  DEFERRED INCOME TAXES                              2,930     2,767
  LONG-TERM PENSION LIABILITIES                      2,137     2,137

  SHAREHOLDERS' EQUITY
    Preferred Stock, $1.00 par value;
      2,000,000 shares authorized, none
      issued
    Common Stock, no par value; 20,000,000
      shares authorized, issued and
      outstanding January 31, 1995--
      7,548,919; April 30, 1994--
      7,531,225                                     17,475    17,410
    Retained Earnings                               13,121     8,966

                                                    30,596    26,376
  Other Information - Note F
                                                   $71,815   $72,321

  See notes to financial statements.

  *The Balance Sheet for April 30, 1994 has been derived from the Audited Financial Statements as of April 30, 1994.

  AMERICAN WOODMARK CORPORATION

  STATEMENT OF INCOME (UNAUDITED)
                                  (Third Quarter and Year-to-Date)

                               Three Months Ended   Nine Months Ended
                                   January 31           January 31
                                 1995      1994      1995      1994
                               (000's omitted, except per share data)

  Net sales                    $48,144  $41,843    $147,666 $126,020

  Cost of sales & distribution  37,089   32,622     112,472  100,371

    Gross profit                11,055    9,221      35,194   25,649

  Selling and marketing
    expenses                     5,868    4,940      18,090   14,683
  General and administrative
    expenses                     3,103    2,270       8,748    6,994

  Restructuring costs                0      171         516      854

    Operating income             2,084    1,840       7,840    3,118

  Interest expense                 332      453       1,062    1,469
  Other (income) expense-net        10       (2)          4      (30)

  Income before income taxes     1,742    1,389       6,774    1,679

  Income tax expense               640      524       2,619      662

        NET INCOME             $ 1,102   $  865     $ 4,155  $ 1,017



  Earnings Per Share* - Note C

  Weighted average shares
    outstanding               7,548,894 7,527,415  7,543,160 7,527,415

  Net income                     $0.15   $ 0.11      $0.55    $0.14


  See notes to financial statements.



  *All share and per share data has been restated to reflect a 10% stock dividend issued on September 24, 1993.

  AMERICAN WOODMARK CORPORATION

  STATEMENT OF CASH FLOWS (UNAUDITED)
                                                 Nine Months Ended
                                                     January 31
                                                   1995     1994
                                                  (000's omitted)
  OPERATING ACTIVITIES
    Net Income                                   $ 4,155   $ 1,017
    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
      Provision for depreciation and amortization  5,801     5,267
      Net loss on disposal of property, plant,
     and equipment                                    32        32
      Deferred income taxes                          203       274
      Restructuring costs                            239       603
      Other                                           40       189
    Changes in operating assets and liabilities:
     Receivables                                     579     1,511
     Income taxes receivable                           0       529
     Inventories                                     328     2,590
     Other assets                                 (2,227)   (1,407)
     Accounts payable                             (1,554)   (3,255)
     Accrued compensation and related expenses     1,706     1,784
     Other                                          (373)      (80)

    NET CASH PROVIDED BY OPERATING ACTIVITIES      8,929     9,054

  INVESTING ACTIVITIES
    Payments to acquire property, plant, and
     equipment                                    (2,673)   (2,592)
    Funds designated to acquire property,
     plant and equipment                             252       627
    Proceeds from sales of property, plant, and
      equipment                                       51        21

    NET CASH USED BY INVESTING ACTIVITIES         (2,370)   (1,944)

  FINANCING ACTIVITIES
    Payments of long-term debt                    (2,577)   (2,947)
    Net decrease in short-term borrowings         (2,000)   (5,450)
    Operating lease equipment deposits              (605)        0
    Proceeds from sale of common stock                65         0

    NET CASH USED BY FINANCING ACTIVITIES         (5,117)   (8,397)

     INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                   1,442    (1,287)

    CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                             460     1,778

    CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                $1,902    $  491

  See notes to financial statements.

   AMERICAN WOODMARK CORPORATION
   NOTES TO FINANCIAL STATEMENTS

   January 31, 1995

   NOTE A--BASIS OF PRESENTATION

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended January 31, 1995 are not necessarily indicative of the results that may be expected for the year ending April 30, 1995. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1994.

   Certain fiscal 1994 amounts have been restated to conform to the fiscal 1995 presentation.

   NOTE B--CHANGES IN ACCOUNTING POLICY

   The Company adopted Statement of Financial Accounting Standards
   (SFAS) No. 112 "Employer's Accounting for Postemployment
   Benefits" in the first quarter of fiscal 1995. Adoption of this Statement did not have a material impact on the Company's operating results or financial position for the first nine months of fiscal 1995. In addition, no future material impact on operating results or financial position is expected.

   NOTE C--EARNINGS PER SHARE

   The dilutive effect of stock options on earnings per share is not significant and has been excluded for all periods presented (See
   Exhibit 11 -- Statement re: Computation of Earnings per Share).

   NOTE D--CUSTOMER RECEIVABLES

   The components of customer receivables are (in thousands):

                                           January 31    April 30
                                              1995         1994

   Gross customer receivables                $19,465     $20,062
   Less:
     Allowance for doubtful accounts            (346)       (313)
     Allowance for returns and discounts        (894)       (904)
   Customer receivables (less allowances)    $18,225     $18,845


   NOTE E--INVENTORIES

   Detail of inventories (in thousands):
                                       January 31      April 30
                                          1995          1994

         Raw materials                   $ 5,853       $ 5,849
         Work in process                   9,390         8,885
         Finished goods                    2,210         3,206
         LIFO reserve                     (6,066)       (6,225)

                                         $11,387       $11,715


   As a result of LIFO inventory liquidations, cost of sales reflected $308 thousand and $687 thousand less expense year-to-date for fiscal 1995 and 1994, respectively, than would have been recorded in a current cost environment. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since they are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

   NOTE F--OTHER INFORMATION

   The Company is voluntarily participating with a group of companies which is cleaning up a waste facility site at the direction of a state environmental authority. The Company is also involved in other matters under the direction of state environmental authorities. The Company records liabilities for all probable and reasonably estimatable loss contingencies on an undiscounted basis. For loss contingencies related to environmental matters, liabilities are based on the Company's proportional contamination of a site since management believes it "probable" that the other parties, which are financially solvent, will fulfill their proportional contamination obligations, and there are no probable insurance or other indemnification receivables recorded. The Company has accrued for all known environmental remediation costs which are probable and can be reasonably estimated, and such amounts are not material. Due to factors such as the continuing evolution of environmental laws and regulatory requirements, technological changes, and the allocation of costs among potentially responsible parties, estimation of future remediation costs is necessarily imprecise. It is possible that the ultimate cost, which cannot be determined at this time, could exceed the Company's recorded liability. As a result, charges to income for environmental liabilities could have a material effect on results of operations in a particular quarter or year as assessments and remediation efforts proceed. However, management is not aware of any matters which would be expected to have a material adverse effect on the Company.

   The Company is involved in various suits and claims in the normal course of business. Included therein are claims against the Company pending before the Equal Employment Opportunity Commission. Although management believes that such claims are without merit and intends to vigorously contest them, the ultimate outcome of these matters cannot be determined at this time. In the opinion of management, after consultation with counsel, the ultimate liabilities and losses, if any, that may result from suits and claims involving the Company will not have a material adverse effect on the Company's results of operations or financial position.

   MANAGEMENT'S DISCUSSION AND ANALYSIS

   RESULTS OF OPERATIONS

   Comparison of the Three and Nine Month Periods
   Ending January 31, 1995 and January 31, 1994.

   Net sales for the third quarter of fiscal 1995 increased 15% over the third quarter of fiscal 1994. Net sales for the nine month period increased 17% over the prior year. Sales rose due to higher unit volumes and customer prices for both the three and nine month periods. Volume in the Home Center channel increased as a result of increased market share in selected areas and a stronger remodeling sector in the current year. Pockets of economic growth in the new construction sector contributed to higher volumes in the Builder channel. For the three month period comparison, volume remained relatively flat in the Distributor channel due to some recent softening in the marketplace. For the nine month period, volume in the Distributor channel increased with the addition of new accounts in the first two quarters of the prior fiscal year. Average unit prices increased for both periods over the prior year due to general price increases in December 1993 and January 1995 and a continuing sales mix shift toward the upper-end of the Company s broad, stock product offering.

   Third quarter fiscal 1995 gross profit was 23% of net sales as compared to 22% for the same period in fiscal 1994. Gross profit for the nine month period was 24% of net sales, a significant improvement over the 20% gross profit achieved during the same period of the prior year. The margin improvement for both periods compared to the prior year was attributed to the favorable leverage impact that the increased unit sales volume had on the semi-variable and fixed components of overhead costs. The margin improvement for the three month period was less than the nine month period improvement due to material cost increases over the last six months for particle board and cardboard. Manufacturing labor costs rose at the same rate as the sales price increase due to the demands of product variety, the movement toward a just-in-time manufacturing approach, and normal pay-rate increases. Savings from prior period restructuring activities to reconfigure the Company s distribution network were mitigated by higher freight costs, additional costs for new service programs, and increased depreciation in the second and third quarters of the current year to reduce the carrying value of equipment that will be replaced by the end of fiscal 1995.

   Selling and marketing expenses increased $928 thousand for the third quarter of fiscal 1995 compared to the prior year, and $3.4 million for the nine month period. The increase for both periods was attributed to higher variable selling and promotion costs resulting from further market penetration, the addition of new customers and stores, and new product introductions. Competitive pressures have increased with the consolidation of both customers and cabinet suppliers into larger buying and supplying entities, respectively.

   General and administrative expenses were up $833 thousand for the three month period and $1.8 million for the nine month period over the prior year. The rise in costs for both periods was primarily attributed to increased compensation as part of the Company s performance incentive programs. Additions to the executive management team since the first quarter of fiscal 1994 also contributed to the increase for the nine month period. Partially offsetting these increases was a decline in bad debt expense.

   During the second quarter of fiscal 1995, the Company incurred $516 thousand in restructuring expenses for facility write-downs recorded to reflect the Company's reduced requirements for warehouse space in California and Florida. This restructuring charge included expenses for future net lease costs relating to unused warehouse space and equipment write-downs. Total warehouse space is now at the lower level required to facilitate the Company's progress toward just-in-time manufacturing.

   Operating income was reduced $854,000 in the first nine months of fiscal 1994 to reflect restructuring activities. The Company announced in the second quarter of fiscal 1994 that it would discontinue its frameless line of cabinets effective April 1, 1994, for which the estimated loss was accrued. Also, facility write-downs were recorded to reflect the Company's reduced requirements for warehouse space in Illinois and California. The majority of the restructuring charge was comprised of asset write-downs and losses on lease commitments. Operating income was reduced by $171,000 in the third quarter of fiscal 1994 to reflect a refinement of estimated restructuring costs which were recorded in the preceding second quarter.

   Interest expense for the third quarter of fiscal 1995 was $121 thousand less than in the prior year third quarter. For the first nine months of fiscal 1995, interest expense was $407 thousand less than in the first nine months of the prior year. The decrease in both periods was due to a substantial reduction in debt. Total average outstanding debt for the first nine months of fiscal 1995 declined $7.7 million from the same period in fiscal 1994.

   As a result of LIFO inventory liquidation, cost of sales in the first nine months of fiscal 1995 reflected $308 thousand less expense than would have been recorded in a current cost environment. (See Note E to the Financial Statements.)

   Liquidity and Capital Resources

   Total debt was reduced $4.6 million while cash reserves have increased $1.4 million during the first nine months of fiscal 1995. Operating activities in the first nine months of fiscal 1995 generated $8.9 million net cash compared to $9.1 million during the first nine months of fiscal 1994. Increased cash from rising profits was offset by a slower rate of reduction of inventories and an increase in the rate of promotional display expenditures.

   During the third quarter of the current fiscal year, additional equipment for the Toccoa, Georgia facility was purchased to support the Company s move towards a focused facilities environment with a just-in-time manufacturing approach. Some spending was also incurred at other Company facilities to improve material efficiencies. All other expenditures for property, plant and equipment during the first nine months of fiscal 1995 were limited to necessary or replacement items. Capital spending is planned to increase in the next three quarters to continue replacing equipment and to support the Company s progression toward a focused facilities environment. Net cash used by investing activities in the first nine months of fiscal 1995 increased $426 thousand from fiscal 1994 primarily as a result of funding capital expenditures through cash generated from operations instead of funding through industrial revenue bond proceeds received in fiscal 1992.

   Net cash used by financing activities in the first nine months of fiscal 1995 was $5.1 million compared to $8.4 million during the first nine months of the prior year. The Company's short-term borrowings against the revolving credit facility were reduced in fiscal 1994 from $8.0 million at April 30, 1993 to the January 31, 1994 level of $2.6 million, a net reduction of $5.4 million. The remaining balance of short-term borrowings of $2.0 million at April 30, 1994 was paid off during the first quarter of fiscal 1995. In addition, during the first nine months of fiscal 1995, the Company invested cash in the form of a short-term refundable deposit for the construction of equipment to be used at the Toccoa, Georgia component plant to replace equipment and support the just-in-time manufacturing approach. This transaction was recorded in other current assets. The deposit will be refunded to the Company upon the Company's acceptance of the equipment which is expected near the beginning of the next fiscal year. Upon receipt of the equipment, this project will be fully funded through an operating lease.

   Cash flow from operations, combined with available borrowing capacity under the Company's existing revolving credit facility, is expected to be sufficient to meet forecasted working capital requirements, to service existing debt obligations, and to fund capital expenditures for fiscal 1995. At the end of the first quarter of fiscal 1995, the Company amended its loan agreement to effectively lower the Company's interest rate on its revolving credit facility. The Company currently has $12.0 million available to borrow under this credit facility.

   The Company expects total year earnings in fiscal 1995 to exceed those experienced in the most recent full year. A general sales price increase implemented during the third quarter of fiscal 1995 is not expected to have its full impact until the next fiscal year. The marketplace has begun to soften, but a solid posture with the Company's customer base is expected to provide the unit volumes necessary to leverage the Company's semi-variable and fixed costs. However, the Company expects cost pressure from increased material prices and short-term manufacturing inefficiencies during transition to the just-in-time manufacturing approach. This transition is expected to be substantially complete in fiscal 1996.

   Other

   During the first quarter of fiscal 1995, the Company adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits". The effect of this adoption did not have a material impact on the Company's operating results or financial position (See Note B to the Financial Statements).

   The Company is voluntarily participating with a group of companies which is cleaning up a waste facility site at the direction of a state environmental authority. The Company is also involved in other matters under the direction of state environmental authorities. The Company records liabilities for all probable and reasonably estimatable loss contingencies on an undiscounted basis. For loss contingencies related to environmental matters, liabilities are based on the Company's proportional contamination of a site since management believes it "probable" that the other parties, which are financially solvent, will fulfill their proportional contamination obligations, and there are no probable insurance or other indemnification receivables recorded. The Company has accrued for all known environmental remediation costs which are probable and can be reasonably estimated, and such amounts are not material (See
   Note F to the Financial Statements).

   The Company is involved in various suits and claims in the normal course of business. Included therein are claims against the Company pending before the Equal Employment Opportunity Commission. Although management believes that such claims are without merit and intends to vigorously contest them, the ultimate outcome of these matters cannot be determined at this time. In the opinion of management, after consultation with counsel, the ultimate liabilities and losses, if any, that may result from suits and claims involving the Company will not have any material adverse effect on the Company's operating results or financial position.

   On August 24, 1994 the Board of Directors implemented a deferred compensation program for the non-management Directors. The implementation of this program did not materially alter the operating results or financial position for the third quarter and first nine months of fiscal 1995 and will not materially affect future operating results or financial position.

   On February 28, 1995 the Board of Directors elected two new Directors. Elected were Jake Gosa, Executive Vice President of American Woodmark, and Martha Dally, Executive Vice President for Sara Lee Corporation. This brings the number of Directors to eight persons. For more information, the Company Proxy Statement issued July 18, 1994 should be referenced.

                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      AMERICAN WOODMARK CORPORATION
                               (Registrant)




    /s/  Shawn E. Pentoney            /s/  Kent B. Guichard
    Shawn E. Pentoney                 Kent B. Guichard
    Corporate Controller              Chief Financial Officer



    Date:    March 17, 1995           Date:    March 17, 1995