Form 10-K405
period 1995-04-30
AMERICAN WOODMARK CORP
filed 1995-07-17
CIK 794619

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K

                X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     of the
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended April 30, 1995
                                       or

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     of the
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the transition period from _______ to _______.
                                Commission File
                                 Number 0-14798

                         AMERICAN WOODMARK CORPORATION
          (Exact name of the registrant as specified in its character)

                    VIRGINIA                54-1138147
               (State or other jurisdiction of         (I.R.S. Employer
                    incorporation)           Identification NO)

                 3102 Shawnee Drive, Winchester, Virginia 22601
              (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code
                                (703)  665-9100

          Securities registered pursuant to Section 12(g) of the Act:

                                             Name of each exchange on
               Title of each class             which is registered
              Common Stock (No par value)              NASDAQ

  Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regis-trant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.         Yes [X]      No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.       [ ]

      The aggregate market value of the registrant's Common Stock, no par value, held by non-affiliates of the registrant at April 30, 1995 was:
    $14,586,806 based on the closing price on that date on the NASDAQ Exchange. As of June 26, 1995, 7,569,663 shares of the Registrant's Common Stock were outstanding.

                      Documents Incorporated by Reference

  Portions of the annual report to stockholders for the fiscal year ended April 30, 1995 are incorporated by reference into Parts I and II of this Form 10-K.

  Portions of the proxy statement for the annual meeting of the stockholders to be held on August 23, 1995 are incorporated by reference into Part III of this Form 10-K.

                                     PART I


Item 1.   BUSINESS

          American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. The Company was formed in 1980 by the four principal managers of the Boise Cascade Cabinet Division through a leveraged buyout of that division. The Company was operated privately until 1986 when it became a public company through a common stock offering.

          The Company currently offers framed stock cabinets in almost 100 diff-erent cabinet lines, ranging in price from relatively inexpensive to medium priced styles. Styles vary by design and color from natural wood finishes to low-pressure laminate surfaces. The entire product offering includes thirty-six door designs and six colors. Stock cabinets consist of a common box with standard interior components and an oak, cherry or maple front frame.

          The Company's products are sold under the brand names of American Woodmark(R), Crestwood(R), Timberlake(TM), Scots Pride(TM), and Coventry and Case(TM) cabinets.

          American Woodmark's products are sold on a national basis via three market channels: independent dealer/distributors, home centers, and major builders. It is estimated that 60% of sales during the fiscal year ended April 30, 1995 were to the remodeling market and 40% to the new home market. Products are distributed to each market channel directly from the Company's three assembly plants and through a logistics network consisting of six service centers located in key areas throughout the United States.

          The primary raw materials used by the Company are oak and maple lum-ber, paint, particle board, manufactured components, and hardware.
          The Company currently purchases paint from one supplier; however, other sources are available. Oak and maple lumber, particle board, manufactured components, and hardware are purchased from more than one source and are readily available.

          The Company operates in a highly fragmented industry which is composed of several thousand local, regional and national manufacturers. The Company believes that no other company in the industry has more than a 15% share of the market. The Company also believes that American Woodmark is one of the five largest manufacturers of kitchen cabinets in the United States.

          The Company's business has historically been subjected to seasonal influences, with higher sales typically realized in the second and fourth fiscal quarters. General economic forces and changes in the Company's customer mix have reduced seasonal fluctuations in the Company's revenue over the past few years.

          In the fiscal year ended April 30, 1995, the Company had two cust-omers, Builders Square, Inc., a subsidiary of K-mart Corporation, and The Home Depot, who each accounted for in excess of 10% of the Comp-any's sales.

          At April 30, 1995, the Company had 2,323 employees. Approximately 31% of its employees are represented by labor unions. Management believes its employee relations are excellent.

Item 2.   PROPERTIES

          The Company leases its corporate offices which are located in Win-chester, Virginia. In addition, the Company leases one and owns six manufacturing facilities located primarily in the eastern United States. The Company also leases six service centers located through-out the United States which support the distribution of products to each market channel.

Item 3.   LEGAL PROCEEDINGS

          The Company is involved in various suits and claims in the normal course of business. Included therein are claims against the Company pending before the Equal Employment Opportunity Commission. Although management believes that such claims are without merit and intends to vigorously contest them, the ultimate outcome of these matters cannot be determined at this time. In the opinion of management, after con-sultation with counsel, the ultimate liabilities and losses, if any, that may result from suits and claims involving the Company will not have a material adverse effect on the Company's results of operations or financial position.

          The Company is voluntarily participating with a group of companies which is cleaning up a waste facility site at the direction of a state environmental authority. The Company is also involved in other mat-ters under the direction of state environmental authorities.

          The Company records liabilities for all probable and reasonably esti-mable loss contingencies on an undiscounted basis. For loss contin-gencies related to environmental matters, liabilities are based on the Company's proportional share of the contamination obligation of a site since management believes it "probable" that the other parties, which are financially solvent, will fulfill their proportional contamination obligations. There are no probable insurance or other indemnification receivables recorded. The Company has accrued for all known environ-mental remediation costs which are probable and can be reasonably est-imated, and such amounts are not material. Due to factors such as the continuing evolution of environmental laws and regulatory require-ments, technological changes, and the allocation of costs among poten-tially responsible parties, estimation of future remediation costs is necessarily imprecise. It is possible that the ultimate cost, which cannot be determined at this time, could exceed the Company's recorded liability. As a result, charges to income for environmental liabili-ties could have a material effect on results of operations in a parti-cular quarter or year as assessments and remediation efforts proceed. However, management is not aware of any matters which would be ex-pected to have a material adverse effect on the Company.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS

          "Market Information" in the American Woodmark Corporation's 1995 Annual Report to Stockholders ("1995 Annual Report") is incorporated herein by reference.

          The Company's primary loan agreement prohibits the payment of cash dividends. The Company has not paid cash dividends on its Common Stock since its inception.

Item 6.   SELECTED FINANCIAL DATA

          "Five Year Selected Financial Information" in the 1995 Annual Report is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          "Management's Discussion and Analysis" in the 1995 Annual Report is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Financial Statements, "Quarterly Results of Operations," and the Report of Ernst & Young LLP, Independent Auditors, in the 1995 Annual Report are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          For information concerning the directors and nominees for director-ships, see the information under the caption "Election of Directors" in the Registrant's Proxy Statement ("Proxy Statement") for the Annual Meeting of Stockholders to be held on August 23, 1995, which informa-tion is incorporated herein by reference.

          The executive officers of the Registrant as of April 30, 1995 are as follows:

   Name                  Age  Position Held During Past Five Years

   William F. Brandt, Jr. 49  Chairman and President since 1980

   James J. Gosa          47  Executive Vice President since March, 1993
                              Vice President, Sales and Marketing 1991-1993
                              Vice President, Marketing and Branch Operations
                              Thomas Somerville Co. 1985-1991
                              Director since 1995

   Donald P. Mathias      56   Vice President, Assembly and
                                 Distribution since January, 1994
                               Vice President, Operations 1980-1994
                               Director since 1980

   David L. Blount        47   Vice President, Component
                                 Manufacturing since January, 1994
                               Vice President, Manufacturing 1983-1994

   Kent B. Guichard       39   Vice President, Finance since August, 1993
                               Vice President & Controller, AM Graphics
                               Division, AM International 1991-1993
                               Controller, Aircraft Wheel and Brake Operations,
                               BF Goodrich Company 1989-1991

   C. Stokes Ritchie      43   Vice President, Sales & Marketing since May, 1994
                               Regional Manager, Insulation Division,
                               Owens/Corning Fiberglass Corporation 1991-1994
                               General Manager, Arabian Fiberglass
                               Insulation Company, Owens/Corning
                               Fiberglass Corporation 1989-1991

          For information concerning Item 405, disclosure of delinquent filers, see the information under the caption, "Election of Directors" in the Proxy Statement, which information is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

          The "Compensation of Executive Officers" segment in the Proxy State-ment is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The "Principal Shareholders of the Company" segment in the Proxy Statement is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information set forth under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) 1.    Financial Statements

                    The following Financial Statements of American Woodmark Corporation are incorporated by reference in Item 8:

                         Balance Sheet - April 30, 1995 and 1994

                         Statement of Income and Retained Earnings - for each of the years in the three-year period ended April 30, 1995

                         Statement of Cash Flows - for each of the years in the three-year period ended April 30, 1995

                         Notes to Financial Statements

                         Report of Ernst & Young LLP, Independent Auditors

          (a) 2.    Financial Statement Schedules

                    The following Financial Statement schedule is included in a separate section of this report:

                    Schedule                                     Page

                    II.   Valuation and qualifying accounts       S-1

                    All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

          (a) 3.    Exhibits

Exhibit No.                             Description

3.1       - Articles of Incorporation as amended effective August 12, 1987 (3)

3.2       - Bylaws (1)

3.3       - Amendment to Bylaws on June 22, 1994 (7)

4         - Amended and Restated Stockholders' Agreement (1)

9         - Voting Agreement (1)

10.1 (a)  - Amended and Restated Loan Agreement between the Company and
            NationsBank of North Carolina as of March 23, 1992 (5)

10.1 (b)  - Amendment to Amended and Restated Loan Agreement and to
            Reimbursement Agreements as of September 8, 1992 (6)

10.1 (c)  - Amendment to Amended and Restated Loan Agreement and to
            Reimbursement Agreements as of June 25, 1993 (6)

10.1 (d)  - Amendment to Amended and Restated Loan Agreement and to
            Reimbursement Agreements as of March 15, 1993 (6)

10.1 (e)  - Amendment to Amended and Restated Loan Agreement and to
            Reimbursement Agreements as of August 31, 1993 (7)

10.1 (f)  - Amendment to Amended and Restated Loan Agreement and to
            Reimbursement Agreements as of March 15, 1994 (7)

10.1 (g)  - Amendment to Amended and Restated Loan Agreement and to
            Reimbursement Agreements as of July 27, 1994

10.2 (a)  - Security Agreement between the Company and NationsBank of North
            Carolina as of March 23, 1992 (5)

10.2 (b)  - Amendment to Security Agreement as of August 31, 1993 (7)

10.3 (a)  - Bond Purchase Agreement Sale - Orange, Virginia (1)

10.3 (b)  - Bond Purchase Agreement and Agreement of Sale - Orange, Virginia (1)

10.3 (c)  - Bond Purchase Agreement and Agreement of Sale - The Industrial
            Development Authority of the County of Mohave, Arizona (2)

10.3 (d)  - Bond Purchase Agreement and Agreement of Sales - Stephens County
            Development Authority (3)

10.3 (e)  - Amendment of Bond Purchase Agreement and Agreement of Sale - Orange,
            Virginia (4)

10.3 (f)  - Loan Agreement between the Company and the County Commission of
            Hardy County, West Virginia as of December 1, 1991, relating to bond financing (5)

10.3 (g)  - Promissory Note between the Company and County Commission of Hardy
            County, West Virginia as of December 18, 1991 (5)

10.3 (h)  - Reimbursement Agreement between the Company and NationsBank as of
            December 1, 1991 (5)

10.3 (i)  - Amendment to Reimbursement Agreements as of June 15, 1992 (5)

10.4 (a)  - Credit Line Deed of Trust and Security Agreement - Orange and Clarke
            Counties, Virginia, as amended (1)

10.4 (b)  - Deed of Trust and Security Agreement - Hardy County, West Virginia,
            as amended (1)

10.5 (a)  - Loan Agreement between the Company and the West Virginia Economic
            Development Authority and the Hardy County Rural Development Authority (1)

10.5 (b)  - Security Agreement between the Company and the West Virginia
            Economic Development Authority (1)

10.5 (c)  - Deed of Trust - Hardy County, West Virginia (1)

10.6 (a)  - Lease between the Company and Amwood Associates (1)

10.6 (b)  - Lease between the Company and the West Virginia Industrial and Trade
            Jobs Development Corporation (3)

10.6 (c)  - Lease between the Company and the West Virginia Industrial and Trade
            Jobs Development Corporation (3)

10.6 (d)  - Amendment to Deed of Lease between the Company and West Virginia
            Economic Development Authority as of March 30, 1992 (5)

10.7 (a)  - 1986 Employee Stock Option Plan (1)

10.7 (b)  - Form of Option Agreement and Stock Purchase Agreement (1)

10.7 (c)  - 1990 Non-Employee Directors Stock Option Plan (7)

10.8      - 1995 Incentive Plan

11        - Computation of Earnings Per Share

13        - 1995 Annual Report to Stockholders

18        - None

23        - Consent of Ernst & Young LLP, Independent Auditors

27        - Financial Data Schedule

          (b)  Reports on Form 8-K

               None.






  (1) - Incorporated by reference to exhibits filed with Form S-1, No. 33-6245.

  (2) - Incorporated by reference to exhibits filed with the 1987 Form 10-K.

  (3) - Incorporated by reference to exhibits filed with the 1988 Form 10-K.

  (4) - Incorporated by reference to exhibits filed with the 1989 Form 10-K.

  (5) - Incorporated by reference to exhibits filed with the 1992 Form 10-K.

  (6) - Incorporated by reference to exhibits filed with the 1993 Form 10-K.

  (7) - Incorporated by reference to exhibits filed with the 1994 Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            American Woodmark Corporation
                                       (Registrant)


                            /s/ WILLIAM F. BRANDT, JR.
                            William F. Brandt, Jr.
                            President
                            Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ KENT B. GUICHARD                    /s/ MARTHA M. DALLY
Kent B. Guichard                        Martha M. Dally
Vice-President, Finance                 Director



/s/ JAMES J. GOSA                       /s/ JOHN T. GERLACH
James J. Gosa                           John T. Gerlach
Executive Vice President                Director
Director



/s/ DONALD P. MATHIAS                   /s/ RICHARD A. GRABER
Donald P. Mathias                       Richard A. Graber
Vice President, Assembly and            Director
Distribution
Director



/s/ DANIEL T. CARROLL                   /s/ C. ANTHONY WAINWRIGHT
Daniel T. Carroll                       C. Anthony Wainwright
Director                                Director

                 Schedule II - Valuation and Qualifying Accounts

                         AMERICAN WOODMARK CORPORATION

                                 (In Thousands)


                                           Additions
                          Balance at       Charged to              Balance
                          Beginning        Cost and     Deduc-      at End
  Description(a)          of Period        Expenses     tions      of Period


Year ended April 30, 1995:

 Allowance for doubtful
    accounts                 $  313       $   40        $  (110)(b)  $  243

 Reserve for cash discounts  $  225       $2,811(c)     $(2,796)(d)  $  240

 Reserve for sales returns
    and allowances           $  679       $3,865(c)     $(3,846)     $  698



Year ended April 30, 1994:

 Allowance for doubtful
    accounts                 $  818       $  234        $  (739)(b)  $  313

 Reserve for cash discounts  $  240       $2,393(c)     $(2,408)(d)  $  225

 Reserve for sales returns
    and allowances           $  903       $3,792(c)     $(4,016)     $  679


Year ended April 30, 1993:

 Allowance for doubtful
    accounts                 $  860       $  372        $  (414)(b)  $  818

 Reserve for cash discounts  $  200       $2,352(c)     $(2,312)(d)  $  240

 Reserve for sales returns
    and allowances           $  494       $4,579(c)     $(4,170)     $  903




(a)    All reserves relate to accounts receivable.
(b)    Principally write-offs, net of collections.
(c)    Reduction of gross sales.
(d)    Cash discounts granted.

In accordance with Securities and Exchange Commission requirements, the Company will furnish copies of all exhibits to its Form 10-K not contained herein upon receipt of a written request and payment of $.10 (10 cents) per page to:


                      Mr. Kent Guichard
                      Vice President, Finance
                      American Woodmark Corporation
                      P.O. Box 1980
                      Winchester, Virginia 22604-8090