Form 10-Q
period 1995-07-31
AMERICAN WOODMARK CORP
filed 1995-09-12
CIK 794619

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

       [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended July 31, 1995

                                    OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _______ to _______

                      Commission file number 0-14798

                       American Woodmark Corporation
          (Exact name of registrant as specified in its charter)


              Virginia                                54-1138147
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)


              3102 Shawnee Drive, Winchester, Virginia  22601
            (Address of principal executive offices) (Zip Code)

                              (540) 665-9100
           (Registrant's telephone number, including area code)

                              Not Applicable
           (Former name, former address and former fiscal year,
                       if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.           Yes [X]           No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, no par value              7,598,367 shares outstanding
                Class                          as of September 11, 1995

                       AMERICAN WOODMARK CORPORATION

                                 FORM 10-Q

                                   INDEX

                                                                    PAGE
PART I.   FINANCIAL INFORMATION                                    NUMBER


Item 1.  Financial Statements

         Balance Sheets--July 31, 1995 and April 30, 1995               3

         Statements of Income--Three months ended                       4
         July 31, 1995 and July 31, 1994

         Statements of Cash Flows--Three months ended                   5
         July 31, 1995 and July 31, 1994

         Notes to Financial Statements--July 31, 1995                 6-8

Item 2.  Management's Discussion and Analysis                        9-11


PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders           12

Item 6.  Exhibits and Reports on Form 8-K                           12-13


SIGNATURE                                                              14

PART I.   FINANCIAL INFORMATION

                        AMERICAN WOODMARK CORPORATION
                               BALANCE SHEETS
                      (in thousands, except share data)

                                                   July 31    April 30
                                                    1995        1995
ASSETS                                           (Unaudited)  (Audited)

Current Assets
  Cash and cash equivalents                        $ 2,894    $ 2,876
  Refundable deposits                                1,158      1,708
  Customer receivables                              18,047     19,639
  Inventories                                       11,011     10,775
  Prepaid expenses and other                           560        738
  Deferred income taxes                                450        433
                                                   -------    -------
              Total Current Assets                  34,120     36,169

Property, Plant and Equipment                       33,972     33,722
Deferred Costs and Other Assets                      3,630      3,714
Intangible Pension Asset                               803        803
                                                   -------    -------
                                                   $72,525    $74,408
                                                   =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                   8,446      9,496
  Accrued compensation and related expenses          5,471      6,536
  Current maturities of long-term debt               2,737      2,800
  Other accrued expenses                             3,157      3,175
                                                   -------    -------
              Total Current Liabilities             19,811     22,007

Long-Term Debt, less current maturities             15,277     15,534
Deferred Income Taxes                                2,932      3,028
Long-Term Pension Liabilities                        2,205      2,038

Stockholders' Equity
  Preferred Stock, $1.00 par value;
    2,000,000 shares authorized, none
    issued
  Common Stock, no par value; 20,000,000
    shares authorized; issued and
    outstanding 7,588,913 shares at
    July 31, 1995; 7,551,109 shares at
    April 30, 1995                                  17,617     17,479
  Retained earnings                                 14,683     14,322
                                                   -------    -------
              Total Stockholders' Equity            32,300     31,801
                                                   -------    -------
                                                   $72,525    $74,408
                                                   =======    =======
See notes to financial statements

                       AMERICAN WOODMARK CORPORATION
                           STATEMENTS OF INCOME
                     (in thousands, except share data)
                                (Unaudited)


                                                  Quarter Ended
                                                     July 31
                                              --------------------
                                                1995        1994

Net sales                                     $ 47,250    $ 45,518
Cost of sales and distribution                  37,956      34,732
                                              --------    --------
  Gross Profit                                   9,294      10,786

Selling and marketing expenses                   6,008       5,910
General and administrative expenses              2,412       2,519
                                              --------    --------
  Operating Income                                 874       2,357

Interest expense                                   294         391
Other income                                       (19)         (1)
                                              --------    --------
Income Before Income Taxes                         599       1,967

Provision for income taxes                         238         799
                                              --------    --------
          Net Income                          $    361    $  1,168
                                              ========    ========


Earnings Per Share
  Average shares outstanding                 7,566,994   7,534,388
  Net income per share                           $0.05       $0.16
                                             =========   =========

See notes to financial statements

                        AMERICAN WOODMARK CORPORATION
                          STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)

                                                    Quarter Ended
                                                       July 31
                                                  -----------------
                                                    1995      1994
Operating Activities
  Net income                                      $   361   $ 1,168
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for depreciation and amortization     1,811     1,840
    Net (gain) loss on disposal of property,
    plant and equipment                                (5)       10
    Deferred income taxes                            (113)      199
    Restructuring costs                               (50)      (95)
    Other                                              --        20
    Changes in operating assets and liabilities:
      Receivables                                   1,592       838
      Inventories                                    (236)      674
      Refundable deposits                             550        --
      Other assets                                   (500)     (751)
      Accounts payable                             (1,050)     (565)
      Accrued compensation and related expenses    (1,038)     (117)
      Other                                           345       730
                                                   -------   -------
       Net Cash Provided by Operating Activities    1,667     3,951
                                                   -------   -------

Investing Activities
  Payments to acquire property, plant and
  equipment                                        (1,509)     (692)
  Funds designated for capital expenditures            --       142
  Proceeds from sales of property, plant and
  equipment                                            42         7
                                                   -------   -------
       Net Cash Used by Investing Activities       (1,467)     (543)
                                                   -------   -------

Financing Activities
  Payments of long-term debt                         (320)     (464)
  Net decrease in short-term borrowings                --    (2,000)
  Common Stock issued through stock options           138        28
                                                   -------   -------
       Net Cash Used by Financing Activities         (182)   (2,436)
                                                   -------   -------

Increase In Cash And Cash Equivalents                  18       972

Cash And Cash Equivalents, Beginning Of Period      2,876       460
                                                   -------   -------
Cash And Cash Equivalents, End Of Period           $2,894    $1,432
                                                   =======   =======

See notes to financial statements

                       AMERICAN WOODMARK CORPORATION
                       NOTES TO FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 1995 are not necessarily indicative of the results that may be expected for the year ending April 30, 1996. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1995.

NOTE B--CHANGES IN ACCOUNTING POLICY

The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in the first quarter of fiscal 1996. Adoption of this Statement did not have a material impact on the Company's operating results or financial position. In addition, no future material impact on operating results or financial position is expected.

NOTE C--EARNINGS PER SHARE

Earnings per share are based on the weighted average common shares outstanding. The dilutive effect of stock options on earnings per share is not significant and has been excluded for all periods presented.

NOTE D--CUSTOMER RECEIVABLES

The components of customer receivables were:

                                              July 31    April 30
(in thousands)                                 1995        1995

Gross customer receivables                   $19,246     $20,820
Less:
  Allowance for doubtful accounts               (253)       (243)
  Allowance for returns and discounts           (946)       (938)
                                             --------    --------
Net customer receivables                     $18,047     $19,639
                                             ========    ========

NOTE E--INVENTORIES

The components of inventories were:
                                            July 31      April 30
(in thousands)                                1995         1995

Raw materials                               $ 5,697      $ 5,650
Work-in-process                               9,707        9,876
Finished goods                                1,446        1,110
                                            --------     --------
Total FIFO inventories                      $16,850      $16,636

Reserve to adjust inventories
  to LIFO value                              (5,839)      (5,861)
                                            --------     --------
Total LIFO inventories                      $11,011      $10,775
                                            ========     ========

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

NOTE F--LOANS PAYABLE

The revolving credit facility is used by the Company as a working capital account. As such, borrowings and repayments routinely occur on a daily basis. In the first quarter of fiscal 1996, there was no activity through the revolving credit facility. In the first quarter of fiscal 1995, the total transactions through this revolving credit facility were borrowings of $8.3 million and payments of $10.3 million, resulting in a net reduction of $2.0 million for the period. There were no revolving credit loans outstanding at July 31, 1995 and July 31, 1994.

NOTE G--OTHER INFORMATION

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

The Company records liabilities for all probable and reasonably estimable loss contingencies on an undiscounted basis. For loss contingencies related to environmental matters, liabilities are based on the Company's proportional share of the contamination obligation of a site since management believes it "probable" that the other parties, which are financially solvent, will fulfill their proportional contamination obligations. There are no probable insurance or other indemnification receivables recorded. The Company has accrued for all known environmental remediation costs which are probable and can be reasonably estimated, and such amounts are not material. Due to factors such as the continuing evolution of environmental laws and regulatory requirements, technological changes, and the allocation of costs among potentially responsible parties, estimation of future remediation costs is necessarily imprecise. It is possible that the ultimate cost, which cannot be determined at this time, could exceed the Company's recorded liability. As a result, charges to income for environmental liabilities could have a material effect on results of operations in a particular quarter or year as assessments and remediation efforts proceed. However, management is not aware of any matters which would be expected to have a material adverse effect on the Company's results of operations or financial position.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
            THREE MONTHS ENDED JULY 31, 1995 AND JULY 31, 1994


Results of Operations

Net sales for the first quarter of fiscal 1996 were up 3.8% over the first quarter of the prior year. Average unit prices rose due to a general price increase implemented during the third quarter of the prior year. Overall unit volumes were consistent with the prior year. A slight volume decline in the Company's Home Center and Distributor Channels was due to a general slowdown in the remodeling sector. Continuing pockets of economic growth in new construction contributed to a volume increase in the Company's Builder Channel.

Gross profit for the first quarter of fiscal 1996 was 19.7% of net sales compared to 23.7% the prior year. The primary contributors to the reduction in profits were increased material costs, manufacturing labor inefficiencies and higher freight costs. Material costs increased over the prior year as cardboard and particle board price increases were only partially offset by a decrease in lumber prices. Increased labor costs resulted from normal rate increases, temporary inefficiencies relating to capital projects at several manufacturing facilities and less than anticipated demand for product. Implementation of new service programs contributed to higher freight costs than experienced in the first quarter of the prior year.

General and administrative expenses decreased $107,000 for the first quarter of fiscal 1996 compared to the prior year. The decline in costs is primarily attributed to reduced compensation as part of the Company's performance incentive programs.

Interest expense for the quarter was $97,000 less than first quarter of the prior fiscal year due to continued reduction in debt. Total average outstanding debt for the first quarter of fiscal 1996 declined $3.1 million from the same period in fiscal 1995.

Liquidity and Capital Resources

During the first quarter of fiscal 1996, the Company's operating activities generated $1.7 million in net cash compared to $4.0 million in the first quarter of the prior year. Less cash was generated in the current period primarily due to lower profits and performance incentive payments relating to the prior fiscal year.

During the first quarter of fiscal 1996, equipment was purchased for the Hardy County, West Virginia facility to increase efficiency and lower overall production costs. Spending continued for the expansion of the Toccoa, Georgia facility to accommodate additional equipment that promotes a more efficient and cost effective process flow. In addition, a capital project to improve lumber processing at the Orange, Virginia facility was completed during the first quarter of fiscal 1996. All other capital expenditures during the quarter were limited to necessary or replacement items and cost savings projects. Overall, capital spending in the first quarter of fiscal 1996 increased $817,000 over the prior year as the Company initiated projects to remove certain capacity constraints and lower overall costs.

Net cash used by financing activities in the first quarter of fiscal 1996 was $181,000, a decrease of $2.3 million from the prior year. The difference is the result of payments in fiscal 1995 that eliminated the Company's short-term revolving debt balance. There were no borrowings against this revolving credit facility during the first quarter of fiscal 1996.

Cash flow from operations, combined with available borrowing capacity, is expected to be sufficient to meet forecasted working capital requirements, service existing debt obligations, and fund capital expenditures for fiscal 1996.

Other

The Company anticipates an overall economic environment of slow growth supported by stable interest rates and low inflation for the remainder of fiscal 1996. In this environment, the Company expects to gain market share and to generate higher sales based on its position with major customers, its broad stock product offering and its ability to deliver quality products with superior service. The Company expects gross margins and overall profitability performance to improve from the first quarter results as the Company takes steps to better align production with market demand and to reduce inefficiencies relating to the start-up of certain capital projects.

During the first quarter of fiscal 1996, the Company adopted SFAS
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The effect of this adoption did not have a material impact on the Company's operating results or financial position (See Note B to the Financial Statements).

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

The Company records liabilities for all probable and reasonably estimable loss contingencies on an undiscounted basis. For loss contingencies related to environmental matters, liabilities are based on the Company's proportional contamination of a site since management believes it "probable" that the other parties, which are financially solvent, will fulfill their proportional share of the contamination obligation of a site. There are no probable insurance or other indemnification receivables recorded. The Company has accrued for all known environmental remediation costs which are probable and can be reasonably estimated, and such amounts are not material (See Note G to the Financial Statements).

PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of American Woodmark Corporation held on August 23, 1995, the holders of 7,107,498 of the total 7,569,663 shares of Common Stock outstanding and eligible to vote duly executed and delivered valid proxies. The shareholders approved the three items outlined within the Company's Proxy Statement that was solicited to shareholders and reported to the Commission pursuant to Regulation 14A under the Act.

The following items were approved at the Company's Annual
Meeting:

                                           Negative/
                             Affirmative   Withheld
                                Votes       Votes     Abstentions
                             -----------   ---------  -----------
1. Re-election of the
   Board of Directors.        7,104,072       3,426       --

2. Ratification of Selection
   of Independent Certified
   Public Accountants.        7,103,085         999      3,414

3. Stock Option Plan for
   Non-Employee Directors.    6,974,156     127,043      6,299


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

  11--Earnings Per Share Computation                      Page 13

(b)    Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the three months ended July 31, 1995.

                       AMERICAN WOODMARK CORPORATION
                                Exhibit 11
                     Computation of Earnings per Share
                 (in thousands, except per share amounts)



                                               Quarter Ended
                                                  July 31
                                             -----------------
                                              1995       1994


Net Income                                   $  361     $1,168

Divided by weighted average
  common shares outstanding                   7,567      7,534
                                             ------     ------

Earnings per share                            $0.05      $0.16
                                             ======     ======

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN WOODMARK CORPORATION
                                                 (Registrant)




Date:    September 11, 1995             /s/   Kent B. Guichard
                                        Kent B. Guichard
                                        Chief Financial Officer

                                        Signing on behalf of the
                                        registrant and as principal
                                        financial officer