Form 10-Q
period 1995-10-31
AMERICAN WOODMARK CORP
filed 1995-12-15
CIK 794619

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly period ended October 31, 1995

                                    OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______ to ______

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

     Common Stock, no par value              7,606,324 shares outstanding
                Class                           as of December 12, 1995

                       AMERICAN WOODMARK CORPORATION

                                 FORM 10-Q

                                   INDEX

                                                                          PAGE
PART I.  FINANCIAL INFORMATION                                           NUMBER


Item 1.  Financial Statements

         Balance Sheets--October 31, 1995 and April 30, 1995                  3

         Statements of Income--Three months ended October 31, 1995
         and 1994; Six months ended October 31, 1995 and 1994                 4

         Statements of Cash Flows--Six months ended October 31, 1995
         and 1994                                                             5

         Notes to Financial Statements--October 31, 1995                    6-8

Item 2.  Management's Discussion and Analysis                              9-11


PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                 12-13


SIGNATURE                                                                    14

PART I.  FINANCIAL INFORMATION

                       AMERICAN WOODMARK CORPORATION
                              BALANCE SHEETS
                     (in thousands, except share data)

                                                  October 31   April 30
                                                     1995        1995
ASSETS                                            (Unaudited)  (Audited)

Current Assets
  Cash and cash equivalents                         $   953    $ 2,876
  Refundable deposits                                    --      1,708
  Customer receivables                               20,056     19,639
  Inventories                                        11,146     10,775
  Prepaid expenses                                      764        550
  Other current assets                                  486        621
                                                    -------    -------
               Total Current Assets                  33,405     36,169

Property, Plant and Equipment                        35,227     33,722
Other Assets                                          4,593      4,517
                                                    -------    -------
                                                    $73,225    $74,408
                                                    =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                  $ 7,948    $ 8,876
  Accrued compensation and related expenses           6,773      7,156
  Current maturities of long-term debt                2,688      2,800
  Other current liabilities                           3,115      3,175
                                                    -------    -------
               Total Current Liabilities             20,524     22,007

Long-Term Debt, less current maturities              14,739     15,534
Long-Term Pension Liabilities                         2,205      2,038
Deferred Income Taxes                                 2,785      3,028


Stockholders' Equity
  Preferred Stock, $1.00 par value; 2,000,000
    shares authorized, none issued
  Common Stock, no par value; 20,000,000 shares
    authorized; issued and outstanding 7,604,124
    shares at October 31, 1995; 7,551,109 shares
    at April 30, 1995                                17,664     17,479
  Retained earnings                                  15,308     14,322
                                                    -------    -------
               Total Stockholders' Equity            32,972     31,801
                                                    -------    -------
                                                    $73,225    $74,408
                                                    =======    =======


See notes to financial statements

                       AMERICAN WOODMARK CORPORATION
                           STATEMENTS OF INCOME
                     (in thousands, except share data)
                               (Unaudited)



                                        Three Months Ended    Six Months Ended
                                            October 31           October 31
                                        ------------------    -----------------
                                           1995     1994        1995     1994
                                         -------- --------    -------- --------


Net sales                                $48,927  $54,004     $96,177  $99,522
Cost of sales and distribution            39,265   40,651      77,221   75,383
                                         -------- --------    -------- --------
  Gross Profit                             9,662   13,353      18,956   24,139

Selling and marketing expenses             6,211    6,312      12,219   12,222
General and administrative expenses        2,091    3,126       4,503    5,645
Restructuring costs                           --      516          --      516
                                         -------- --------    -------- --------
  Operating Income                         1,360    3,399       2,234    5,756

Interest expense                             316      339         610      730
Other expense (income)                        21       (5)          2       (6)
                                         -------- --------    -------- --------
Income Before Income Taxes                 1,023    3,065       1,622    5,032

Provision for income taxes                   398    1,180         636    1,979
                                         -------- --------    -------- --------
        Net Income                       $   625   $1,885     $   986  $ 3,053
                                         ======== ========    ======== ========



Earnings Per Share:
  Average shares outstanding           7,598,826 7,544,390  7,582,910 7,539,434
  Net income per share                    $ 0.08    $ 0.25      $0.13     $0.40
                                         ======== ========    ======== ========


See notes to financial statements

                       AMERICAN WOODMARK CORPORATION
                         STATEMENTS OF CASH FLOWS
                              (in thousands)
                               (Unaudited)

                                                      Six Months Ended
                                                         October 31
                                                      -----------------
                                                        1995     1994
                                                      -------- --------
Operating Activities
  Net income                                          $   986  $ 3,053
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for depreciation and amortization         3,685    3,868
    Net loss on disposal of property, plant and
     equipment                                              4        6
    Deferred income taxes                                (156)     263
    Restructuring costs                                    --      344
    Other                                                   9      100
    Changes in operating assets and liabilities:
     Receivables                                         (334)     472
     Inventories                                         (465)   1,637
     Refundable deposits                                1,708   (1,066)
     Other assets                                      (1,284)  (1,499)
     Accounts payable                                    (929)      51
     Accrued compensation and related expenses           (356)   1,043
     Other                                                (89)     207
                                                      -------- --------
       Net Cash Provided by Operating Activities        2,779    8,479
                                                      -------- --------

Investing Activities
  Payments to acquire property, plant and equipment    (4,068)  (1,414)
  Funds designated for capital expenditures                --      153
  Proceeds from sales of property, plant and equipment     88       36
                                                      -------- --------
       Net Cash Used by Investing Activities           (3,980)  (1,225)
                                                      -------- --------
Financing Activities
  Payments of long-term debt                             (907)  (1,151)
  Net decrease in short-term borrowings                    --   (2,000)
  Common Stock issued through stock options               185       64
                                                      -------- --------
       Net Cash Used by Financing Activities             (722)  (3,087)
                                                      -------- --------

Increase (Decrease) In Cash And Cash Equivalents       (1,923)   4,167

Cash And Cash Equivalents, Beginning Of Period          2,876      460
                                                      -------- --------
Cash And Cash Equivalents, End Of Period               $  953   $4,627
                                                      ======== ========


See notes to financial statements

                       AMERICAN WOODMARK CORPORATION
                       NOTES TO FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended October 31, 1995 are not necessarily indicative of the results that may be expected for the year ending April 30, 1996. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1995.

Certain fiscal 1995 amounts have been reclassified to conform to fiscal 1996 presentation.

NOTE B--CHANGES IN ACCOUNTING POLICY

The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in the first quarter of fiscal 1996. Adoption of this Statement did not have a material impact on the Company's financial condition or results of operations. In addition, no future material impact on financial condition or results of operations is expected.

NOTE C--EARNINGS PER SHARE

Earnings per share are based on the weighted average common shares outstanding. The dilutive effect of stock options on earnings per share is not significant and has been excluded for all periods presented.

NOTE D--CUSTOMER RECEIVABLES

The components of customer receivables were:

                                            October 31   April 30
(in thousands)                                 1995        1995
                                            ----------  ---------
Gross customer receivables                    $21,111    $20,820
Less:
  Allowance for doubtful accounts                (189)      (243)
  Allowance for returns and discounts            (866)      (938)
                                            ----------  ---------
Net customer receivables                      $20,056    $19,639
                                            ========== ==========

NOTE E--INVENTORIES

The components of inventories were:
                                            October 31    April 30
(in thousands)                                 1995         1995
                                            ----------   ----------
Raw materials                                 $ 5,428      $ 5,650
Work-in-process                                10,178        9,876
Finished goods                                  1,255        1,110
                                            ----------   ----------
Total FIFO inventories                        $16,861      $16,636

Reserve to adjust inventories to LIFO value    (5,715)      (5,861)
                                            ----------   ----------
Total LIFO inventories                        $11,146      $10,775
                                            ==========   ==========

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

NOTE F--LOANS PAYABLE

The revolving credit facility is used by the Company as a working capital account. As such, borrowings and repayments routinely occur on a daily basis. For the six month period ended
October 31, 1995, total transactions through the revolving credit facility were borrowings and payments of $7.0 million.
For the six month period ended October 31, 1994, total transactions through the revolving credit facility were borrowings of $10.2 million and payments of $12.2 million, resulting in a net reduction of $2.0 million for the period. There were no revolving credit loans outstanding at October 31, 1995 and 1994.

NOTE G--SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                          Six Months Ended
                                             October 31
                                          ----------------
(in thousands)                              1995     1994
                                          -------  -------
Cash paid during the period for:
  Interest                                 $ 638   $  765
  Income taxes                             $ 693   $1,165

NOTE H--OTHER INFORMATION

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
            THREE AND SIX MONTHS ENDED OCTOBER 31, 1995 AND 1994


RESULTS OF OPERATIONS

The Company's net sales for the second quarter of fiscal 1996 decreased 9.4% over the second quarter of the prior year. Net sales for the six month period ending October 31, 1995 decreased 3.4% over the first six months of the prior year.
The decrease in net sales for both periods was attributable to a decline in unit volumes in the home center channel. The Company was adversely impacted by a general economic slowdown in the home center industry, especially for durable, big ticket items. Unit volumes for both periods increased slightly in the Distributor and Builder Channels due to continuing pockets of economic growth in new construction. Current year average unit prices increased over prior year prices due to a general price increase implemented during the third quarter of the prior fiscal year.

Fiscal 1996 second quarter and six month period gross margins were 19.7% of net sales, decreasing from comparative fiscal 1995 gross margins of 24.7% and 24.3%, respectively. The decline in gross margins for both periods was primarily attributable to manufacturing labor inefficiencies and higher freight costs. Increased labor costs resulted from normal rate increases, temporary inefficiencies relating to capital projects at several manufacturing facilities and less than anticipated demand for product. Implementation of new service programs contributed to higher freight costs than experienced in the first six months of the prior year.

General and administrative expenses decreased $1.0 million for the second quarter of fiscal 1996 and $1.1 million for the first six months compared to the prior year. The decline in expenses for both periods was primarily due to reduced employee compensation associated with the Company's performance incentive programs. Contributing to the expense reductions for both periods of the current year were expenses incurred in the second quarter of the prior year relating to additions to the executive management team.

In fiscal 1995, the Company recognized $516,000 in restructuring activities initiated in fiscal 1993 that did not become accruable until fiscal 1995. These costs included severance, lease termination costs, losses on lease commitments, and equipment and leasehold improvement write-downs.

Interest expense decreased $120,000 and $23,000 for the six month period and second quarter of fiscal 1996, respectively, as compared to the prior year. The decrease in interest expense resulted from the Company's continued reduction in debt. Total average outstanding debt for the six month period of fiscal
1996 declined $4.0 million from the same period in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities in the first six months of fiscal 1996 generated $2.8 million net cash compared to $8.5 million the prior year. Lower profits, an increase in working capital, and reduced accruals relating to the Company's performance incentives were the primary factors for the lower cash in-flows in the current period. Cash provided by operating activities was favorably impacted during the current period by the refund of short-term deposits made during the prior fiscal year to fund the construction of equipment now in operation at the Toccoa, Georgia component plant. The equipment was financed through an operating lease.

The Company continued an aggressive cost reduction capital spending program, investing $4.1 million in capital expenditures for the first six months of fiscal 1996. During this period, equipment was purchased for the Hardy County, West Virginia facility to increase efficiency and lower overall production costs. Spending continued for the expansion of the Toccoa, Georgia facility to accommodate additional equipment that promotes a more efficient and cost effective process flow. In addition, a capital project to improve lumber processing at the Orange, Virginia facility was completed during the period. All other capital expenditures during the first six months of fiscal 1996 were limited to necessary or replacement items and cost savings projects.

Net cash used in financing activities in the first six months of fiscal 1996 was $722,000, a decrease of $2.4 million from the prior year. The difference is primarily the result of payments in fiscal 1995 that eliminated the Company's short-term revolving debt balance. Cash flow from operations, combined with available borrowing capacity, is expected to be sufficient to meet forecasted working capital requirements, service existing debt obligations, and fund capital expenditures for fiscal 1996.

OTHER

The Company anticipates an overall economic environment of slow growth supported by stable interest rates and low inflation for the remainder of fiscal 1996. Within this macroeconomic environment, the Company also anticipates sluggish demand for big ticket, special order items such as kitchen cabinets. The Company expects this sluggish demand will be a significant factor in the home center industry as remodeling projects are adversely impacted by high consumer debt, pressure on disposable income and fragile consumer confidence. The Company does not anticipate overall sales growth in this environment, although the Company does expect to gain share in a down market based on its position with major customers. The Company expects gross margins to improve from the first half of fiscal 1996 as the Company aggressively pursues cost reductions in the current industry environment. The Company expects to remain profitable and to maintain the strength of the Company's balance sheet.

During the first quarter of fiscal 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The effect of this adoption did not have a material impact on the Company's results of operations or financial position.

The Company is involved in various suits and claims in the normal course of business. Included therein are claims against the Company pending before the Equal Employment Opportunity Commission. Although management believes that such claims are without merit and intends to vigorously contest them, the ultimate outcome of these matters cannot be determined at this time. In the opinion of management, after consultation with counsel, the ultimate liabilities and losses, if any, that may result from suits and claims involving the Company will not have any material adverse effect on the Company's results of operations or financial position.

The Company is voluntarily participating with a group of companies which is cleaning up a waste facility site at the direction of a state environmental authority.

The Company records liabilities for all probable and reasonably estimable loss contingencies on an undiscounted basis. For loss contingencies related to environmental matters, liabilities are based on the Company's proportional contamination of a site since management believes it "probable" that the other parties, which are financially solvent, will fulfill their proportional share of the contamination obligations. There are no probable insurance or other indemnification receivables recorded. The Company has accrued for all known environmental remediation costs which are probable and can be reasonably estimated, and such amounts are not material.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     11--Earnings Per Share Computation                  Page 13

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended October 31, 1995.

                       AMERICAN WOODMARK CORPORATION
                                Exhibit 11
                     Computation of Earnings per Share
                 (in thousands, except per share amounts)



                       Three Months Ended    Six Months Ended
                           October 31            October 31
                       ------------------    ------------------
                         1995     1994         1995      1994
                       --------  --------    --------  --------

Net income               $  625    $1,885      $  986    $3,053

Divided by weighted
  average common shares
  outstanding             7,599     7,544       7,583     7,539
                       --------  --------    --------  --------
Earnings per share       $ 0.08    $ 0.25      $ 0.13     $0.40
                       ========  ========    ========  ========

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN WOODMARK CORPORATION
                                            (Registrant)




Date:  December 12, 1995           /s/   Kent B. Guichard
                                   Kent B. Guichard
                                   Chief Financial Officer

                                   Signing on behalf of the
                                   registrant and as principal
                                   financial officer