Form 10-Q
period 1996-01-31
AMERICAN WOODMARK CORP
filed 1996-03-11
CIK 794619

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended January 31, 1996

                                    OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _____ to _____

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

    Common Stock, no par value               7,607,515 shares outstanding
               Class                             as of March 8, 1996

                       AMERICAN WOODMARK CORPORATION

                                 FORM 10-Q

                                   INDEX

                                                                          PAGE
PART I.  FINANCIAL INFORMATION                                           NUMBER


Item 1.  Financial Statements

         Balance Sheets--January 31, 1996 and April 30, 1995                  3

         Statements of Income--Three months ended January 31, 1996
         and 1995; Nine months ended January 31, 1996 and 1995                4

         Statements of Cash Flows--Nine months ended January 31, 1996
         and 1995                                                             5

         Notes to Financial Statements--January 31, 1996                    6-8

Item 2.  Management's Discussion and Analysis                              9-12


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                 13-14


SIGNATURE                                                                    15

PART I.  FINANCIAL INFORMATION

                       AMERICAN WOODMARK CORPORATION
                              BALANCE SHEETS
                     (in thousands, except share data)

                                                         January 31   April 30
                                                            1996        1995
                                                         ----------  ----------
ASSETS                                                   (Unaudited)  (Audited)

Current Assets
  Cash and cash equivalents                                $ 1,196     $ 2,876
  Refundable deposits                                           --       1,708
  Customer receivables                                      20,336      19,639
  Inventories                                               10,600      10,775
  Prepaid expenses                                             562         550
  Other current assets                                         537         621
                                                         ----------  ----------
              Total Current Assets                          33,231      36,169

Property, Plant and Equipment                               34,410      33,722
Other Assets                                                 4,681       4,517
                                                         ----------  ----------
                                                           $72,322     $74,408
                                                         ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                         $ 7,317     $ 8,876
  Accrued compensation and related expenses                  7,244       7,156
  Current maturities of long-term debt                       2,694       2,800
  Other current liabilities                                  3,275       3,175
                                                         ----------  ----------
              Total Current Liabilities                     20,530      22,007

Long-Term Debt, less current maturities                     13,427      15,534
Long-Term Pension Liabilities                                2,205       2,038
Deferred Income Taxes                                        2,620       3,028

Stockholders' Equity
  Preferred Stock, $1.00 par value; 2,000,000
    shares authorized, none issued
  Common Stock, no par value; 20,000,000 shares
    authorized; issued and outstanding 7,607,149
    shares at January 31, 1996; 7,551,109 shares
    at April 30, 1995                                       17,673      17,479
  Retained earnings                                         15,867      14,322
                                                         ----------  ----------
              Total Stockholders' Equity                    33,540      31,801
                                                         ----------  ----------
                                                           $72,322     $74,408
                                                         ==========  ==========


See notes to financial statements

                       AMERICAN WOODMARK CORPORATION
                           STATEMENTS OF INCOME
                     (in thousands, except share data)
                                (Unaudited)



                                     Three Months Ended     Nine Months Ended
                                          January 31            January 31
                                     ------------------    --------------------
                                       1996      1995        1996       1995
                                     --------  --------    ---------  ---------

Net sales                            $46,793   $48,144     $142,970   $147,666
Cost of sales and distribution        37,325    37,089      114,546    112,472
                                     --------  --------    ---------  ---------
  Gross Profit                         9,468    11,055       28,424     35,194

Selling and marketing expenses         5,853     5,868       18,072     18,090
General and administrative expenses    2,524     3,103        7,027      8,748
Restructuring costs                       --        --           --        516
                                     --------  --------    ---------  ---------
  Operating Income                     1,091     2,084        3,325      7,840

Interest expense                         341       332          951      1,062
Other (income) expense                  (155)       10         (153)         4
                                     --------  --------    ---------  ---------
  Income Before Income Taxes             905     1,742        2,527      6,774

Provision for income taxes               346       640          982      2,619
                                     --------  --------    ---------  ---------
        Net Income                   $   559   $ 1,102     $  1,545   $  4,155
                                     ========  ========    =========  =========


Earnings Per Share:
  Average shares outstanding        7,606,447 7,548,919    7,590,756  7,542,630
  Net income per share                $ 0.07    $ 0.15       $ 0.20     $ 0.55
                                     ========  ========    =========  =========


See notes to financial statements

                       AMERICAN WOODMARK CORPORATION
                         STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (Unaudited)

                                                             Nine Months Ended
                                                                 January 31
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
Operating Activities
  Net income                                                  $1,545    $4,155
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for depreciation and amortization                5,813     5,801
    Net loss on disposal of property, plant and equipment        109        33
    Deferred income taxes                                       (311)      203
    Restructuring costs                                           --       239
    Other                                                        191       241
    Changes in operating assets and liabilities:
     Receivables                                                (730)      589
     Inventories                                                  16       117
     Refundable deposits                                       1,708      (605)
     Other assets                                             (2,032)   (2,227)
     Accounts payable                                         (1,559)   (1,137)
     Accrued compensation and related expenses                   115     1,289
     Other                                                       212      (374)
                                                             --------  --------
       Net Cash Provided by Operating Activities               5,077     8,324
                                                             --------  --------

Investing Activities
  Payments to acquire property, plant and equipment           (4,849)   (2,673)
  Funds designated for capital expenditures                       --       252
  Proceeds from sales of property, plant and equipment           168        51
                                                             --------  --------
       Net Cash Used by Investing Activities                  (4,681)   (2,370)
                                                             --------  --------

Financing Activities
  Payments of long-term debt                                  (2,270)   (2,577)
  Net decrease in short-term borrowings                           --    (2,000)
  Common Stock issued through stock options                      194        65
                                                             --------  --------
       Net Cash Used by Financing Activities                  (2,076)   (4,512)
                                                             --------  --------

Increase (Decrease) In Cash And Cash Equivalents              (1,680)    1,442

Cash And Cash Equivalents, Beginning Of Period                 2,876       460
                                                             --------  --------
Cash And Cash Equivalents, End Of Period                      $1,196    $1,902
                                                             ========  ========


See notes to financial statements

                       AMERICAN WOODMARK CORPORATION
                       NOTES TO FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended January 31, 1996 are not necessarily indicative of the results that may be expected for the year ending April 30, 1996. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1995.

Certain fiscal 1995 amounts have been reclassified to conform to fiscal 1996 presentation.

NOTE B--CHANGES IN ACCOUNTING POLICY

The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in the first quarter of fiscal 1996. Adoption of this Statement did not have a material impact on the Company's results of operations or financial position.

NOTE C--EARNINGS PER SHARE

Earnings per share are based on the weighted average common shares outstanding. The dilutive effect of stock options on earnings per share is not significant and has been excluded for all periods presented.

NOTE D--CUSTOMER RECEIVABLES

The components of customer receivables were:

                                         January 31   April 30
(in thousands)                              1996        1995
                                         ----------  ----------
Gross customer receivables                 $21,465     $20,820
Less:
  Allowance for doubtful accounts             (289)       (243)
  Allowance for returns and discounts         (840)       (938)
                                         ----------  ----------
Net customer receivables                   $20,336     $19,639
                                         ==========  ==========

NOTE E--INVENTORIES

The components of inventories were:

                                         January 31   April 30
(in thousands)                              1996        1995
                                         ----------  ----------
Raw materials                              $ 5,415     $ 5,650
Work-in-process                              9,465       9,876
Finished goods                               1,469       1,110
                                         ----------  ----------
Total FIFO inventories                     $16,349     $16,636

Reserve to adjust inventories
  to LIFO value                             (5,749)     (5,861)
                                         ----------  ----------
Total LIFO inventories                     $10,600     $10,775
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

NOTE F--LOANS PAYABLE

The revolving credit facility is used by the Company as a working capital account. As such, borrowings and repayments routinely occur on a daily basis. For the nine month period ended
January 31, 1996, total transactions through the revolving credit facility were borrowings and payments of $7.2 million. For the nine month period ended January 31, 1995, total transactions through the revolving credit facility were borrowings of $10.2 million and payments of $12.2 million, resulting in a net reduction of $2.0 million for the period. There were no revolving credit loans outstanding at January 31, 1996 and 1995.

NOTE G--SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                              Nine Months Ended
                                                 January 31
                                              -----------------
(in thousands)                                  1996     1995
                                              -------- --------
Cash paid during the period for:
  Interest                                      $  823   $  928
  Income taxes                                  $  915   $3,140

NOTE H--OTHER INFORMATION

During the third quarter of fiscal 1996, the Company received a tax refund from the City of Winchester pertaining to property taxes paid in prior years for the Company's Corporate Office in Winchester, Virginia. This tax refund, net of specific recovery expenses, increased other income by $398,000.

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

          THREE AND NINE MONTHS ENDED JANUARY 31, 1996 AND 1995


RESULTS OF OPERATIONS

The Company's net sales for the third quarter of fiscal 1996 decreased 2.8% over the third quarter of the prior year. Net sales for the nine month period ending January 31, 1996 decreased 3.2% over the first nine months of the prior year. The decrease in net sales for both periods was primarily attributable to a decline in unit volumes in the home center channel, the Company's largest market segment. The Company was adversely impacted by the continuance of a general economic slowdown in the home center industry, especially for durable, big ticket items. Contributing to the overall decline in net sales for the third quarter of fiscal 1996 was the impact of severe winter weather conditions during January in the midwestern and northeastern regions of the United States. Unit volumes for both periods increased slightly in the distributor channel due to continuing pockets of economic growth in new construction. Unit volumes for both periods remained relatively flat in the builder channel. Current year average unit prices increased for both periods over prior year due to general price increases implemented during the third quarter of both the current and prior fiscal years. The increase in unit prices for the three and nine month periods was partially offset by an unfavorable shift in product mix attributed to the economic slowdown.

Fiscal 1996 third quarter and nine month period gross margins were 20.2% and 19.9% of net sales, decreasing from comparative fiscal 1995 gross margins of 23.0% and 23.8%, respectively. The decline in gross margins for both periods was primarily attributable to increased labor costs, higher freight costs and the impact of unfavorable leverage with lower volume on fixed and semi-fixed costs. Increased labor costs resulted from normal rate increases, temporary inefficiencies relating to capital projects at several manufacturing facilities, an increase in employee benefits expense and less than anticipated demand for product. Implementation of new service programs continued to contribute to higher freight costs than were experienced in both periods of the prior fiscal year. Decreased material costs, caused by declining lumber prices and realization of savings from capital projects implemented at several manufacturing facilities, helped offset the decline in margins for both periods.

General and administrative expenses decreased $579,000 for the third quarter of fiscal 1996 and $1.7 million for the first nine months compared to the prior year. The decline in expenses for both periods was primarily due to reduced employee compensation associated with the Company's performance incentive programs. Contributing to the expense reductions for both periods of the current year were lower payroll costs resulting from changes in management structure and expenses incurred in the second and third quarters of the prior year relating to additions to the executive management team.

In fiscal 1995, the Company recognized $516,000 in restructuring activities initiated in fiscal 1993 that did not become accruable until fiscal 1995. These costs included severance, lease termination costs, losses on lease commitments, and equipment and leasehold improvement write-downs.

Interest expense decreased $111,000 during the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995. The decrease in interest expense resulted from reduced short-term borrowings under the Company's revolving credit facility and the Company's continued reduction in long-term debt.

During the third quarter of fiscal 1996, the Company received a tax refund from the City of Winchester pertaining to property taxes paid in prior years for the Company's Corporate Office in Winchester, Virginia. This tax refund, net of specific recovery expenses, increased other income by $398,000.

LIQUIDITY AND CAPITAL RESOURSES

The Company's operating activities in the first nine months of fiscal 1996 generated $5.1 million net cash compared to $8.3 million the prior year. Lower profits, an increase in working capital requirements, and reduced accruals relating to the Company's performance incentives were the primary factors for the lower cash in-flows in the current period. Cash provided by operating activities was favorably impacted during the current period by the refund of short-term deposits made during the prior fiscal year to fund the construction of equipment now in operation at the Toccoa, Georgia component plant.

The Company continued an aggressive cost reduction capital spending program, investing $4.9 million in capital expenditures for the first nine months of fiscal 1996. During this period, equipment was purchased for the Hardy County, West Virginia facility to increase efficiency and lower overall production costs. Spending continued for the expansion of the Toccoa, Georgia facility to accommodate additional equipment that promotes a more efficient and cost effective process flow. In addition, a capital project to improve lumber processing at the Orange, Virginia facility was completed during the period. All other capital expenditures during the first nine months of fiscal 1996 were limited to necessary or replacement items and cost savings projects.

Net cash used in financing activities in the first nine months of fiscal 1996 decreased $2.4 million from the prior year. The difference is primarily the result of payments in fiscal 1995 that eliminated the Company's short-term revolving debt balance. The Company reduced overall debt by $2.2 million during the first nine months of fiscal 1996. Long-term debt to total equity declined from 48.8% at April 30, 1995 to 40.0% at January 31, 1996. The Company believes that cash flow from operations, combined with available borrowing capacity, will be sufficient to meet forecasted working capital requirements, service existing debt obligations, and fund capital expenditures for the remainder of fiscal 1996.

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

On November 27, 1995 the Company's Board of Directors elected James J. Gosa to President and Chief Operating Officer. Gosa, formerly Executive Vice President, is now responsible for the operating performance of the Company. William F. Brandt, Jr., formerly President, now serves as Chairman of the Board of Directors and Chief Executive Officer, devoting a greater portion of his efforts to strategic planning.

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

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     11--Earnings Per Share Computation                      Page 14

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended January 31, 1996.

                       AMERICAN WOODMARK CORPORATION
                                Exhibit 11
                     Computation of Earnings per Share
                 (in thousands, except per share amounts)



                           Three Months Ended      Nine Months Ended
                               January 31             January 31
                           ------------------      -----------------
                            1996        1995        1996       1995
                           ------      ------      ------     ------

Net income                 $  559      $1,102      $1,545     $4,155

Divided by weighted
  average common shares
  outstanding               7,606       7,549       7,591      7,543
                           ------      ------      ------     ------
Earnings per share         $ 0.07      $ 0.15      $ 0.20     $ 0.55
                           ======      ======      ======     ======

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN WOODMARK CORPORATION
                                                 (Registrant)




Date:  March 8, 1996                    /s/ KENT B. GUICHARD
                                        Kent B. Guichard
                                        Chief Financial Officer

                                        Signing on behalf of the
                                        registrant and as principal
                                        financial officer