Form 10-K405
period 1996-04-30
AMERICAN WOODMARK CORP
filed 1996-07-17
CIK 794619

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended April 30, 1996

                        Commission File Number 0-14798

                         AMERICAN WOODMARK CORPORATION
          (Exact name of the registrant as specified in its charter)

             VIRGINIA                                     54-1138147
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

               3102 Shawnee Drive, Winchester, Virginia 22601
             (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (540) 665-9100

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
             Title of each class                     which registered
                    None                                   None

         Securities registered pursuant to section 12(g) of the Act:

                         Common Stock (no par value)
                              (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock, no par value, held by non-affiliates of the registrant at April 30, 1996 was $12,804,306 based on the closing price on that date on the NASDAQ Exchange.

     As of June 28, 1996, 7,632,081 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended April 30, 1996 are incorporated by reference into Parts I and II of this Form 10-K.

     Portions of the Proxy Statement for the Annual Meeting of the Stockholders to be held on August 20, 1996 are incorporated by reference into Part III of this Form 10-K.

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

          The Company currently offers framed stock cabinets in almost 100 different cabinet lines, ranging in price from relatively inexpensive to medium priced styles. Styles vary by design and color from natural wood finishes to low-pressure laminate surfaces. The entire product offering includes thirty-three door designs and five colors. Stock cabinets consist of a common box with standard interior components and an oak, cherry or maple front frame.

          The Company's products are sold under the brand names of American Woodmark(R), Crestwood(R), Timberlake(TM), Scots Pride(TM), and Coventry and Case(TM) cabinets.

          American Woodmark's products are sold on a national basis via three market channels: independent dealer/distributors, home centers, and major builders. It is estimated that 60% of sales during the fiscal year ended April 30, 1996 were to the remodeling market and 40% to the new home market. Products are distributed to each market channel directly from the Company's three assembly plants and through a logistics network consisting of four service centers located in key areas throughout the United States.

          The primary raw materials used by the Company are oak and maple lumber, paint, particle board, manufactured components, and hardware. The Company currently purchases paint from one supplier; however, other sources are available. Oak and maple lumber, particle board, manufactured components, and hardware are purchased from more than one source and are readily available.

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

          In the fiscal year ended April 30, 1996, the Company had two customers, Builders Square, Inc., a subsidiary of K-mart Corporation, and The Home Depot, who each accounted for in excess of 10% of the Company's sales.

          At April 30, 1996, the Company had 2,164 employees. Approximately 30% of its employees are represented by labor unions. Management believes its employee relations are excellent.

Item 2.   PROPERTIES

          The Company leases its Corporate Office which is located in Winchester, Virginia. In addition, the Company leases one and owns six manufacturing facilities located primarily in the eastern United States. The Company also leases four service centers located throughout the United States which support the distribution of products to each market channel.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1996.


                                  PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
          MATTERS

          "Market Information" in the American Woodmark Corporation's 1996 Annual Report to Stockholders ("1996 Annual Report") is incorporated herein by reference.

          The Company's primary loan agreement prohibits the payment of cash dividends. The Company has not paid cash dividends on its Common Stock since its inception.

Item 6.   SELECTED FINANCIAL DATA

          "Five Year Selected Financial Information" in the 1996 Annual Report is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          "Management's Discussion and Analysis" in the 1996 Annual Report is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Financial Statements, "Quarterly Results of Operations," and the Report of Ernst & Young LLP, Independent Auditors, in the 1996 Annual Report are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          For information concerning the directors and nominees for directorships, see the information under the caption "Election of Directors" in the Registrant's Proxy Statement ("Proxy Statement") for the Annual Meeting of Stockholders to be held on August 20, 1996, which information is incorporated herein by reference.

     The executive officers of the Registrant as of April 30, 1996 are as follows:

              Name            Age  Position Held During Past Five Years
     ----------------------   ---  -------------------------------------

     William F. Brandt, Jr.   50   Chairman and Chief Executive Officer
                                   since November, 1995
                                   Chairman and President 1980-1995

     James J. Gosa            48   President and Chief Operating Officer
                                   since November, 1995
                                   Executive Vice President 1993-1995
                                   Vice President, Sales and Marketing
                                   1991-1993
                                   Vice President, Marketing and Branch
                                   Operations
                                   Thomas Somerville Co. 1985-1991
                                   Director since 1995

     Kent B. Guichard         40   Vice President, Finance and Chief
                                   Financial Officer since November 1995
                                   Vice President, Finance 1993-1995
                                   Vice President & Controller, AM
                                   Graphics Division, AM International
                                   1991-1993
                                   Controller, Aircraft Wheel and Brake
                                   Operations, BF Goodrich Company 1989-
                                   1991

     David L. Blount          48   Vice President, Manufacturing since
                                   May, 1995
                                   Vice President, Component
                                   Manufacturing 1994-1995
                                   Vice President, Manufacturing 1983-1994


     For information concerning Item 405, disclosure of delinquent filers, see the information under the caption, "Election of Directors" in the Proxy Statement, which information is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

          The "Compensation of Executive Officers" segment in the Proxy Statement is incorporated herein by reference.

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

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) 1. Financial Statements

                 The following Financial Statements of American Woodmark Corporation are incorporated by reference in Item 8:

                       Balance Sheet - April 30, 1996 and 1995

                       Statement of Income and Retained Earnings - for each of the years in the three-year period ended April 30, 1996

                       Statement of Cash Flows - for each of the years in the three-year period ended April 30, 1996

                       Notes to Financial Statements

                       Report of Ernst & Young LLP, Independent Auditors

          (a) 2. Financial Statement Schedules

                 The following Financial Statement schedule is included in a separate section of this report:

                                Schedule                               Page
                 --------------------------------------                ----
                 II.  Valuation and qualifying accounts                S-1

                 All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

          (a) 3. Exhibits

Exhibit No.                             Description
- -----------    --------------------------------------------------------------

3.1       -    Articles of Incorporation as amended effective August 12, 1987
               (3)

3.2 (a)   -    Bylaws (1)

3.2 (b)   -    Amendment to Bylaws on June 22, 1994 (7)

4         -    Amended and Restated Stockholders' Agreement (1)

9         -    Voting Trust Agreement (1)

10.1 (a)  -    Amended and Restated Loan Agreement between the Company and
               NationsBank of North Carolina as of March 23, 1992 (5)

10.1 (b)  -    Amendment to Amended and Restated Loan Agreement and to
               Reimbursement Agreements as of September 8, 1992 (6)

10.1 (c)  -    Amendment to Amended and Restated Loan Agreement and to
               Reimbursement Agreements as of June 25, 1993 (6)

10.1 (d)  -    Amendment to Amended and Restated Loan Agreement and to
               Reimbursement Agreements as of March 15, 1993 (6)

10.1 (e)  -    Amendment to Amended and Restated Loan Agreement and to
               Reimbursement Agreements as of August 31, 1993 (7)

10.1 (f)  -    Amendment to Amended and Restated Loan Agreement and to
               Reimbursement Agreements as of March 15, 1994 (7)

10.1 (g)  -    Amendment to Amended and Restated Loan Agreement and to
               Reimbursement Agreements as of July 27, 1994 (8)

10.2 (a)  -    Security Agreement between the Company and NationsBank of
               North Carolina as of March 23, 1992 (5)

10.2 (b)  -    Amendment to Security Agreement as of August 31, 1993 (7)

10.3 (a)  -    Bond Purchase Agreement Sale - Orange, Virginia (1)

10.3 (b)  -    Bond Purchase Agreement and Agreement of Sale - Orange,
               Virginia (1)

10.3 (c)  -    Bond Purchase Agreement and Agreement of Sale - The Industrial
               Development Authority of the County of Mohave, Arizona (2)

10.3 (d)  -    Bond Purchase Agreement and Agreement of Sales - Stephens
               County Development Authority (3)

10.3 (e)  -    Amendment of Bond Purchase Agreement and Agreement of Sale -
               Orange, Virginia (4)

10.3 (f)  -    Loan Agreement between the Company and the County Commission of Hardy County, West Virginia as of December 1, 1991, relating to bond financing (5)

10.3 (g)  -    Promissory Note between the Company and County Commission of
               Hardy County, West Virginia as of December 18, 1991 (5)

10.3 (h)  -    Reimbursement Agreement between the Company and NationsBank as of December 1, 1991 (5)

10.3 (i)  -    Amendment to Reimbursement Agreements as of June 15, 1992 (5)

10.4 (a)  -    Credit Line Deed of Trust and Security Agreement - Orange and
               Clarke Counties, Virginia, as amended (1)

10.4 (b)  -    Deed of Trust and Security Agreement - Hardy County, West
               Virginia, as amended (1)

10.5 (a)  -    Loan Agreement between the Company and the West Virginia
               Economic Development Authority and the Hardy County Rural
               Development Authority (1)

10.5 (b)  -    Security Agreement between the Company and the West Virginia
               Economic Development Authority (1)

10.5 (c)  -    Deed of Trust - Hardy County, West Virginia (1)

10.6 (a)  -    Lease between the Company and Amwood Associates (1)

10.6 (b)  -    Lease between the Company and the West Virginia Industrial and
               Trade Jobs Development Corporation (3)

10.6 (c)  -    Lease between the Company and the West Virginia Industrial and
               Trade Jobs Development Corporation (3)

10.6 (d)  -    Amendment to Deed of Lease between the Company and West
               Virginia Economic Development Authority as of March 30, 1992
               (5)

10.7 (a)  -    1986 Employee Stock Option Plan (1)

10.7 (b)  -    Form of Option Agreement and Stock Purchase Agreement (1)

10.7 (c)  -    1990 Non-Employee Directors Stock Option Plan (7)

10.7 (d) -     1995 Non-Employee Directors Stock Option Plan

10.8      -    1996 Incentive Plan

11        -    Computation of Earnings Per Share

13        -    1996 Annual Report to Stockholders

23        -    Consent of Ernst & Young LLP, Independent Auditors

27        -    Financial Data Schedule

          (b)  Reports on Form 8-K

               None.



- -------------------------------------------------------------------------------


     (1)  -    Incorporated by reference to exhibits filed with Form S-1, No.
               33-6245.

     (2)  -    Incorporated by reference to exhibits filed with the 1987 Form
               10-K.

     (3)  -    Incorporated by reference to exhibits filed with the 1988 Form
               10-K.

     (4)  -    Incorporated by reference to exhibits filed with the 1989 Form
               10-K.

     (5)  -    Incorporated by reference to exhibits filed with the 1992 Form
               10-K.

     (6)  -    Incorporated by reference to exhibits filed with the 1993 Form
               10-K.

     (7)   -   Incorporated by reference to exhibits filed with the 1994 Form
               10-K.

     (8)  -    Incorporated by reference to exhibits filed with the 1995 Form
               10-K.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              American Woodmark Corporation
                                       (Registrant)


                              /s/ WILLIAM F. BRANDT, JR.
                              William F. Brandt, Jr.
                              Chief Executive Officer
                              Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ JAMES J. GOSA                            /s/ JOHN T. GERLACH
James. J. Gosa                               John T. Gerlach
President and Chief Operating                Director
Officer
Director



/s/ KENT B. GUICHARD                         /s/ RICHARD A. GRABER
Kent B. Guichard                             Richard A. Graber
Vice President, Finance and                  Director
Chief Financial Officer



/s/ DANIEL T. CARROLL                        /s/ DONALD P. MATHIAS
Daniel T. Carroll                            Donald P. Mathias
Director                                     Director



/s/ MARTHA M. DALLY                          /s/ C. ANTHONY WAINWRIGHT
Martha M. Dally                              C. Anthony Wainwright
Director                                     Director

                Schedule II - Valuation and Qualifying Accounts

                         AMERICAN WOODMARK CORPORATION

                                (In Thousands)


                                             Additions
                              Balance at     Charged to                Balance
                              Beginning      Cost and       Deduc-     at End
      Description(a)          of Period      Expenses       tions      of Period
- ---------------------------   ----------     ----------     ------     ---------

Year ended April 30, 1996:

 Allowance for doubtful
      accounts                   $  243      $  620      $  (234)(b)      $  629

 Reserve for cash discounts      $  240      $2,977(c)   $(2,967)(d)      $  250

 Reserve for sales returns
      and allowances             $  698      $3,489(c)   $(3,560)         $  627



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

In accordance with Securities and Exchange Commission requirements, the Company will furnish copies of all exhibits to its Form 10-K, not contained herein upon receipt of a written request and payment of $.10 (10 cents) per page to:


                     Mr. Kent Guichard
                     Vice President, Finance and
                     Chief Financial Officer
                     American Woodmark Corporation
                     P.O. Box 1980
                     Winchester, Virginia 22604-8090