Form 10-Q
period 1996-07-31
AMERICAN WOODMARK CORP
filed 1996-09-12
CIK 794619

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

  [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended July 31, 1996

                                  OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

        For the transition period from         to
                                      ---------  ---------

                    Commission file number 0-14798

                    American Woodmark Corporation
         (Exact name of registrant as specified in its charter)


               Virginia                        54-1138147
  (State or other jurisdiction of          (I.R.S. Employer
   incorporation or organization)          Identification No.)


           3102 Shawnee Drive, Winchester, Virginia   22601
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

Common Stock, no par value         7,673,056 shares outstanding
           Class                     as of September 6, 1996

                       AMERICAN WOODMARK CORPORATION

                                 FORM 10-Q

                                   INDEX

                                                                 PAGE
PART I.  FINANCIAL INFORMATION                                  NUMBER


Item 1. Financial Statements

        Balance Sheets--July 31, 1996 and April 30, 1996           3

        Statements of Income--Three months ended
        July 31, 1996 and 1995                                     4

        Statements of Cash Flows--Three months ended
        July 31, 1996 and 1995                                     5

        Notes to Financial Statements--July 31, 1996              6-8

Item 2. Management's Discussion and Analysis                      9-12


PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security
        Holders                                                   13

Item 6. Exhibits and Reports on Form 8-K                          13


SIGNATURE                                                         15

PART I.   FINANCIAL INFORMATION

                        AMERICAN WOODMARK CORPORATION
                               BALANCE SHEETS
                      (in thousands, except share data)

                                                   July 31    April 30
                                                     1996        1996
ASSETS                                           (Unaudited)  (Audited)

Current Assets
  Cash and cash equivalents                        $10,327    $ 7,201
  Customer receivables                              18,748     19,709
  Inventories                                       10,180     10,326
  Prepaid expenses and other                         1,278        899
  Deferred income taxes                              1,165        527
                                                    ------     ------
              Total Current Assets                  41,698     38,662

Property, Plant and Equipment                       32,654     33,188
Intangible Pension Assets                              504        504
Deferred Costs and Other Assets                      4,037      3,982
                                                    ------     ------
                                                   $78,893    $76,336
                                                    ======     ======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                 $ 8,202    $ 7,651
  Accrued compensation and related expenses          8,389      8,467
  Current maturities of long-term debt               2,719      2,719
  Other accrued expenses                             4,134      4,416
                                                    ------     ------
              Total Current Liabilities             23,444     23,253

Long-Term Debt, less current maturities             12,605     12,866
Long-Term Pension Liabilities                        1,592      1,592
Deferred Income Taxes                                3,228      2,780
Commitments and Contingencies                           --         --

Stockholders' Equity
  Preferred Stock, $1.00 par value;
    2,000,000 shares authorized, none
    issued
  Common Stock, no par value; 20,000,000
    shares authorized; issued and
    outstanding 7,633,841 shares at
    July 31, 1996; 7,608,761 shares at
    April 30, 1996                                  17,756     17,677
  Retained earnings                                 20,268     18,168
                                                    ------     ------
              Total Stockholders' Equity            38,024     35,845
                                                    ------     ------
                                                   $78,893    $76,336
                                                    ======     ======
See notes to financial statements

                       AMERICAN WOODMARK CORPORATION
                           STATEMENTS OF INCOME
                     (in thousands, except share data)
                                (Unaudited)


                                                  Quarter Ended
                                                     July 31
                                                ------------------
                                                 1996        1995
                                                ------      ------
Net sales                                     $ 53,362    $ 47,250
Cost of sales and distribution                  39,810      37,956
                                                ------      ------
  Gross Profit                                  13,552       9,294

Selling and marketing expenses                   6,688       6,008
General and administrative expenses              3,443       2,412
                                                ------      ------
  Operating Income                               3,421         874

Interest expense                                   199         294
Other income                                      (125)        (19)
                                                ------      ------
  Income Before Income Taxes                     3,347         599

Provision for income taxes                       1,247         238
                                                ------      ------
  Net Income                                  $  2,100    $    361
                                                ======      ======


Earnings Per Share
  Average shares outstanding                 7,627,179   7,566,994
  Net income per share                         $ 0.28      $ 0.05
                                               ======      ======


See notes to financial statements

                        AMERICAN WOODMARK CORPORATION
                          STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)

                                                    Quarter Ended
                                                       July 31
                                                   ----------------
                                                    1996      1995
                                                   ------    ------
Operating Activities
  Net income                                      $ 2,100   $   361
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for depreciation and amortization     1,911     1,811
    Net (gain) loss on disposal of property,            1        (5)
      plant and equipment
    Deferred income taxes                            (190)     (113)
    Other non-cash items                              908        69
    Changes in operating assets and liabilities:
      Refundable deposits                              --       550
      Customer receivables                            113     1,582
      Inventories                                      87      (297)
      Other assets                                   (690)     (500)
      Accounts payable                                551      (669)
      Accrued compensation and related expenses       (78)   (1,419)
      Other                                          (662)      297
                                                   ------    ------
        Net Cash Provided by Operating Activities   4,051     1,667
                                                   ------    ------
Investing Activities
  Payments to acquire property, plant and
    equipment                                        (748)   (1,509)
  Proceeds from sales of property, plant and
    equipment                                           5        42
                                                   ------    ------
        Net Cash Used by Investing Activities        (743)   (1,467)
                                                   ------    ------
Financing Activities
  Payments of long-term debt                         (261)     (320)
  Proceeds from the issuance of Common Stock           79       138
                                                   ------    ------
        Net Cash Used by Financing Activities        (182)     (182)

Increase In Cash And Cash Equivalents               3,126        18

Cash And Cash Equivalents, Beginning Of Period      7,201     2,876
                                                   ------    ------
Cash And Cash Equivalents, End Of Period          $10,327   $ 2,894
                                                   ======    ======

See notes to financial statements

                       AMERICAN WOODMARK CORPORATION
                       NOTES TO FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1996.

Certain fiscal 1996 amounts have been reclassified to conform to fiscal 1997 presentation.

NOTE B--EARNINGS PER SHARE

Earnings per share are based on the weighted average common shares outstanding. The dilutive effect of stock options on earnings per share is not significant and has been excluded for all periods presented.

NOTE C--CUSTOMER RECEIVABLES

The components of customer receivables were:

                                            July 31     April 30
(in thousands)                                1996         1996
                                            -------      -------
Gross customer receivables                  $21,114      $21,215
Less:
  Allowance for doubtful accounts            (1,459)        (629)
  Allowance for returns and discounts          (907)        (877)
                                            -------      -------
Net customer receivables                    $18,748      $19,709
                                            =======      =======

Allowance for doubtful accounts increased $800,000 during the first quarter due to a Chapter 11 filing by a customer of the Company. Total allowance for doubtful accounts attributable to this customer is $1.3 million and reflects all of this customer's outstanding receivables.

NOTE D--INVENTORIES

The components of inventories were:

                                            July 31      April 30
(in thousands)                                1996         1996
                                            -------      -------
Raw materials                               $ 5,458      $ 5,261
Work-in-process                               9,527        9,336
Finished goods                                  999        1,392
                                            -------      -------
Total FIFO inventories                      $15,984      $15,989

Reserve to adjust inventories
  to LIFO value                              (5,804)      (5,663)
                                            -------      -------
Total LIFO inventories                      $10,180      $10,326
                                            =======      =======

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

NOTE E--LOANS PAYABLE

The revolving credit facility is used by the Company as a working capital account. As such, borrowings and repayments may routinely occur on a daily basis. There was no activity through the revolving credit facility during the first quarters of fiscal 1997 and 1996. There were no revolving credit loans outstanding at July 31, 1996 and 1995.

The Company's primary loan agreement was amended during the first quarter of fiscal 1997, allowing the Company to pay cash dividends on Common Stock.

NOTE F--CASH FLOW

Supplemental disclosures of cash flow information:

                                               Three Months Ended
                                                    July 31
                                               ------------------
(in thousands)                                  1996        1995
                                               ------      ------
Cash paid during the period for:
  Interest                                    $   129     $   330
  Income taxes                                  1,145          83

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS

                 THREE MONTHS ENDED JULY 31, 1996 AND 1995


RESULTS OF OPERATIONS

Net sales for the first quarter of fiscal 1997 were $53.3 million, up 12.9% over the prior year. Sales increased as a result of higher unit volume with key home center accounts, distributors and builders. Current year average unit prices rose due to a general price increase implemented during the third quarter of the prior fiscal year and sales in the current year of a richer product mix.

Fiscal 1997 first quarter gross margin of 25.4% of net sales increased from comparative fiscal 1996 gross margin of 19.7%. The increase was primarily attributable to better material utilization, increased labor productivity and the impact of favorable leverage with higher volume on fixed and semi-fixed costs. Material cost per unit decreased as the Company recognized improved operating efficiencies from capital projects and material utilization programs. Significant increases in labor productivity resulting from the use of new equipment and manufacturing techniques more than offset normal rate increases, higher health care costs, and increased incentive pay expenses.

General and administrative expenses increased $1.0 million for the first quarter of fiscal 1997 compared to the prior year. The increase in expenses was primarily due to employee compensation costs associated with the Company's performance incentive programs and the recognition of additional bad debt reserves. Sales and marketing expenses increased $680,000 compared to the prior year. The increase was primarily attributed to increases in variable promotional costs and sales commissions.

Interest expense for the quarter decreased $95,000 from the first quarter of the prior fiscal year due to continued reduction in long-term debt. As of July 31, 1996, long-term debt to total capital declined to 24.9%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities in the first quarter of fiscal 1997 generated $4.1 million in net cash compared to $1.7 million the prior year. Increased profits and other non-cash items were the primary contributors to the increase during the current period. An $800,000 increase in bad debt reserves, reflected in other non-cash items, was made to fully reserve against the receivables of a customer which filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

Capital spending in the first quarter of fiscal 1997 decreased $761,000 over the prior year as the Company completed several projects designed to increase efficiency and lower overall production costs. The Company anticipates that capital spending will increase in the second quarter of the current fiscal year with the initiation of future projects designed to lower overall costs and improve the Company's competitive position.

Net cash used by financing activities of $183,000 during the first quarter of fiscal 1997 was relatively unchanged from the first quarter of the prior year. The Company decreased long-term debt by $261,000, reducing long-term debt to total equity from 35.9% at April 30, 1996 to 33.2% at July 31, 1996. There were no borrowings against the Company's short-term revolving credit facility during the period.

Cash flow from operations, combined with available borrowing capacity, is expected to be sufficient to meet forecasted working capital requirements, service existing debt obligations and fund capital expenditures for the remainder of fiscal 1997.

OTHER

The Company anticipates an overall economic environment of low to moderate growth supported by stable interest rates and low inflation for the remainder of fiscal 1997. The Company anticipates that demand in the domestic cabinet market will return to the levels experienced prior to the economic downturn which impacted the home center industry in the first half of fiscal 1996. In this environment, the Company expects to gain market share and to generate higher sales based on its position with major customers, its broad stock product offering and its ability to deliver quality products with superior service.

The Company expects to improve the profitability experienced in fiscal 1996. Additional volume, the full-year impact of the general price increase implemented during the third quarter of fiscal 1996 and higher productivity should be sufficient to offset the anticipated rise in other costs.

The Company currently maintains sufficient overall capacity to meet projected growth over the next two years. In this environment, the Company's strategy is, on average, to reinvest at least depreciation on an annual basis. The Company is anticipating average to slightly above average capital expenditures in fiscal 1997. Identified projects include expansion to remove specific capacity limitations in certain processes, productivity improvements, cost savings and replacement of aging equipment. The Company establishes debt to equity targets in order to maintain the financial health of the Company and is prepared to trim capital spending plans if cash flow from operations is below planned levels. The Company anticipates capital expenditures will be funded from a combination of cash flow from operations and cash on hand.

While the Company is not currently aware of any events that would result in a material decline in earnings from fiscal 1996, we participate in an industry that is subject to rapidly changing conditions. The preceding forward looking statements are based on current expectations, but there are numerous factors that could cause the Company to experience a decline in sales or earnings including: (1) overall industry demand at depressed levels, (2) economic weakness in a specific channel of distribution, especially the home center industry, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, and (5) the need to respond to competitive initiatives launched by a competitor. While the Company believes these risks to be manageable and believes that these risks will not materially impact the long-term performance of the Company, these risks could under certain circumstances have a materially adverse impact on short-term operating results.

On August 20, 1996 the Company's Board of Directors elected James
J. Gosa to President and Chief Executive Officer. William F. Brandt, Jr., formerly Chairman of the Board of Directors and Chief Executive Officer, will continue to serve as Chairman.

On August 20, 1996 the Company announced a $0.02 per share cash dividend on its Common Stock. The cash dividend will be paid on September 27, 1996, to shareholders of record on September 13, 1996.

During the first quarter of fiscal 1997, a customer of the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. As of April 30, 1996, the Company's allowance for doubtful accounts included adequate reserves against the receivables from this customer and, as of July 31, 1996, the Company has fully reserved for all outstanding receivables from this customer. The Company's management anticipates that this change in legal status of the customer will not have any material adverse effect on the Company's future results of operations or financial position.

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

PART II.  OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of American Woodmark Corporation held on August 20, 1996, the holders of 7,150,195 of the total 7,632,081 shares of Common Stock outstanding and eligible to vote duly executed and delivered valid proxies. The shareholders approved the four items outlined within the Company's Proxy Statement that was solicited to shareholders and reported to the Commission pursuant to Regulation 14A under the Act.

The following items were approved at the Company's Annual
Meeting:

                                           Negative/
                              Affirmative  Withheld  Abstentions/
                                 Votes       Votes     Non-Votes
                              -----------  --------- ------------

1.  Re-election of the        7,140,027-   10,168-          --
    Board of Directors. *      6,955,221    194,974

2.  Ratification of Selection  7,136,433     10,131       3,631
    of Independent Certified
    Public Accountants.

3.  Stock Option Plan for      6,230,579    250,292     669,324
    Employees.

4.  Shareholder Value Plan     7,012,924     41,299      95,972
    for Employees.

    * As the members of the Board of Directors were elected individually, the aforementioned tallies pertaining to re-election represent a range of affirmative and negative votes.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     11--Earnings Per Share Computation                      Page 14

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended July 31, 1996.

                       AMERICAN WOODMARK CORPORATION
                                Exhibit 11
                     Computation of Earnings per Share
                 (in thousands, except per share amounts)



                                      Quarter Ended
                                         July 31
                                    ----------------
                                     1996      1995
                                    ------    ------

Net income                         $ 2,100   $   361

Divided by weighted
  average common shares
  outstanding                        7,627     7,567
                                    ------    ------
Earnings per share                 $  0.28   $  0.05
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


                                      AMERICAN WOODMARK CORPORATION
                                              (Registrant)




Date:    September 6, 1996            /s/   KENT B. GUICHARD
                                      Kent B. Guichard
                                      Vice President, Finance and
                                      Chief Financial Officer

                                      Signing on behalf of the
                                      registrant and as principal
                                      financial officer