Form 10-Q
period 1996-10-31
AMERICAN WOODMARK CORP
filed 1996-12-10
CIK 794619

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended October 31, 1996

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

    Common Stock, no par value               7,686,456 shares outstanding
               Class                            as of December 10, 1996

                        AMERICAN WOODMARK CORPORATION

                                  FORM 10-Q

                                    INDEX

                                                                           PAGE
PART I.  FINANCIAL INFORMATION                                            NUMBER


Item 1.  Financial Statements

         Balance Sheets--October 31, 1996 and April 30, 1996                   3

         Statements of Income--Three months ended October 31, 1996
         and 1995; Six months ended October 31, 1996 and 1995                  4

         Statements of Cash Flows--Six months ended October 31, 1996
         and 1995                                                              5

         Notes to Financial Statements--October 31, 1996                     6-8

Item 2.  Management's Discussion and Analysis                               9-12


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                  13-14


SIGNATURE                                                                     15

PART I.  FINANCIAL INFORMATION

                        AMERICAN WOODMARK CORPORATION
                                BALANCE SHEETS
                      (in thousands, except share data)

                                                     October 31        April 30
                                                        1996             1996
                                                    -----------       ---------
ASSETS                                              (Unaudited)       (Audited)

Current Assets
   Cash and cash equivalents                          $ 10,924        $  7,201
   Customer receivables                                 22,335          19,709
   Inventories                                          10,919          10,326
   Prepaid expenses and other                            1,643             899
   Deferred income taxes                                 1,072             527
                                                    -----------       ---------
      Total Current Assets                              46,893          38,662

Property, Plant and Equipment                           32,823          33,188
Intangible Pension Assets                                  504             504
Deferred Costs and Other Assets                          4,390           3,982
                                                    -----------       ---------
                                                      $ 84,610        $ 76,336
                                                    ===========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                   $  9,649        $  7,651
   Accrued compensation and related expenses            10,299           8,467
   Current maturities of long-term debt                  2,606           2,719
   Other accrued expenses                                4,033           4,416
                                                    -----------       ---------
      Total Current Liabilities                         26,587          23,253

Long-Term Debt, less current maturities                 12,175          12,866
Long-Term Pension Liabilities                            1,592           1,592
Deferred Income Taxes                                    2,827           2,780
Commitments and Contingencies                               --              --

Stockholders' Equity
   Preferred Stock, $1.00 par value; 2,000,000
      shares authorized, none issued
   Common Stock, no par value; 20,000,000
      shares authorized; issued and outstanding
      7,673,656 shares at October 31, 1996;
      7,608,761 shares at April 30, 1996                17,853          17,677
   Retained earnings                                    23,576          18,168
                                                    -----------       ---------
      Total Stockholders' Equity                        41,429          35,845
                                                    -----------       ---------
                                                      $ 84,610        $ 76,336
                                                    ===========       =========

See notes to financial statements

                        AMERICAN WOODMARK CORPORATION
                             STATEMENTS OF INCOME
                      (in thousands, except share data)
                                 (Unaudited)


                                      Three Months Ended      Six Months Ended
                                          October 31             October 31
                                    ---------------------  ---------------------
                                       1996       1995        1996       1995
                                    ---------- ----------  ---------- ----------

Net sales                           $  56,976  $  48,927   $ 110,338  $  96,177
Cost of sales and distribution         40,483     39,265      80,293     77,221
                                    ---------- ----------  ---------- ----------
     Gross Profit                      16,493      9,662      30,045     18,956

Selling and marketing expenses          7,278      6,211      13,966     12,219
General and administrative expenses     3,511      2,091       6,954      4,503
                                    ---------- ----------  ---------- ----------
     Operating Income                   5,704      1,360       9,125      2,234

Interest expense                          263        316         462        610
Other (income) expense                    (88)        21        (213)         2
                                    ---------- ----------  ---------- ----------
     Income Before Income Taxes         5,529      1,023       8,876      1,622

Provision for income taxes              2,067        398       3,314        636
                                    ---------- ----------  ---------- ----------
     Net Income                     $   3,462  $     625   $   5,562  $     986
                                    ========== ==========  ========== ==========


Earnings Per Share
     Average shares outstanding     7,664,456  7,598,826   7,645,817  7,582,910
     Net income per share           $    0.45  $    0.08   $    0.73  $    0.13
                                    ========== ==========  ========== ==========


See notes to financial statements

                         AMERICAN WOODMARK CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                             Six Months Ended
                                                                October 31
                                                          ---------------------
                                                             1996        1995
                                                          ---------   ---------
Operating Activities
   Net income                                             $  5,562    $    986
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for depreciation and amortization            3,829       3,685
      Net loss on disposal of property, plant and
         equipment                                              70           4
      Deferred income taxes                                   (498)       (156)
      Other non-cash items                                     991          63
      Changes in operating assets and liabilities:
         Refundable deposits                                    --       1,708
         Customer receivables                               (3,524)       (348)
         Inventories                                          (686)       (505)
         Other assets                                       (1,672)     (1,284)
         Accounts payable                                    1,998        (929)
         Accrued compensation and related expenses           1,832        (356)
         Other                                              (1,127)        (89)
                                                          ---------   ---------
            Net Cash Provided by Operating Activities        6,775       2,779
                                                          ---------   ---------

Investing Activities
   Payments to acquire property, plant and equipment        (2,292)     (4,068)
   Proceeds from sales of property, plant and equipment         22          88
                                                          ---------   ---------
            Net Cash Used by Investing Activities           (2,270)     (3,980)
                                                          ---------   ---------

Financing Activities
   Payments of long-term debt                                 (804)       (907)
   Proceeds from the issuance of Common Stock                  176         185
   Payment of dividends                                       (154)         --
                                                          ---------   ---------
            Net Cash Used by Financing Activities             (782)       (722)
                                                          ---------   ---------

Increase (Decrease) In Cash And Cash Equivalents             3,723      (1,923)

Cash And Cash Equivalents, Beginning Of Period               7,201       2,876
                                                          ---------   ---------
Cash And Cash Equivalents, End Of Period                  $ 10,924    $    953
                                                          =========   =========


See notes to financial statements

                         AMERICAN WOODMARK CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ended April 30, 1997. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1996.

Certain fiscal 1996 amounts have been reclassified to conform to fiscal 1997 presentation.


NOTE B--EARNINGS PER SHARE

Earnings per share are based on the weighted average common shares outstanding. The dilutive effect of stock options on earnings per share is not significant and has been excluded for all periods presented.


NOTE C--CUSTOMER RECEIVABLES

The components of customer receivables were:

                                             October 31        April 30
(in thousands)                                  1996             1996
                                             ----------       ---------
Gross customer receivables                    $ 24,727        $ 21,215
Less:
   Allowance for doubtful accounts              (1,435)           (629)
   Allowance for returns and discounts            (957)           (877)
                                             ----------       ---------
Net customer receivables                      $ 22,335        $ 19,709
                                             ==========       =========


Allowance for doubtful accounts increased $800,000 during the first quarter due to a Chapter 11 filing by a customer of the Company. Total allowance for doubtful accounts attributable to this customer is $1.3 million and reflects all of this customer's outstanding receivables.

NOTE D--INVENTORIES

The components of inventories were:

                                                October 31       April 30
(in thousands)                                     1996            1996
                                                ----------      ---------
Raw materials                                    $  5,600       $  5,261
Work-in-process                                     9,810          9,336
Finished goods                                      1,345          1,392
                                                ----------      ---------
Total FIFO inventories                           $ 16,755       $ 15,989

Reserve to adjust inventories to LIFO value        (5,836)        (5,663)
                                                ----------      ---------
Total LIFO inventories                           $ 10,919       $ 10,326
                                                ==========      =========


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


NOTE E--LOANS PAYABLE

The revolving credit facility is used by the Company as a working capital account. As such, borrowings and repayments may routinely occur on a daily basis. There was no activity through the revolving credit facility during the first six months of fiscal 1997. For the six-month period ended October 31, 1995, total transactions through this revolving credit facility were borrowings and payments of $7.0 million. There were no revolving credit loans outstanding at October 31, 1996 and 1995.

The Company's primary loan agreement was amended during the first quarter of fiscal 1997, allowing the Company to pay cash dividends on Common Stock.


NOTE F--CASH FLOW

Supplemental disclosures of cash flow information:

                                                Six Months Ended
                                                   October 31
                                               ------------------
(in thousands)                                   1996       1995
                                               -------    -------
Cash paid during the period for:
   Interest                                    $   458    $   580
   Income taxes                                $ 4,023    $   775

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

The Company records liabilities for all probable and reasonably estimable loss contingencies on an undiscounted basis. For loss contingencies related to environmental matters, liabilities are based on the Company's proportional share of the contamination obligation of a site since management believes it probable that the other parties, which are financially solvent, will fulfill their proportional contamination obligations. There are no probable insurance or other indemnification receivables recorded. The Company has accrued for all known environmental remediation costs which are probable and can be reasonably estimated, and such amounts are not material. Due to factors such as the continuing evolution of environmental laws and regulatory requirements, technological changes, and the allocation of costs among potentially responsible parties, estimation of future remediation costs is necessarily imprecise. It is possible that the ultimate cost, which cannot be determined at this time, could exceed the Company's recorded liability. As a result, charges to income for environmental liabilities could have a material effect on results of operations in a particular quarter or year as assessments and remediation efforts proceed. However, management is not aware of any matters which would be expected to have a material adverse effect on the Company's results of operations or financial position.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

              THREE AND SIX MONTHS ENDED OCTOBER 31, 1996 AND 1995



RESULTS OF OPERATIONS

Net sales of $57.0 million for the second quarter of fiscal 1997 increased 16.5% over the second quarter of fiscal 1996. Net sales of $110.3 million for the six-month period ended October 31, 1996 were 14.7% higher than the same period of the prior year. The increase in net sales for both periods resulted from growth in unit volumes in all three market channels, as the Company benefitted from improved overall economic conditions and specific relationships with key home centers, distributors and builders. Current year average unit prices increased over prior year due to a general price increase implemented during the third quarter of the prior fiscal year and a shift towards the higher end of the Company's broad stock product offering.

Fiscal 1997 second quarter and six-month period gross margins were 28.9% and 27.2% of net sales, increasing from comparative gross margins of 19.7% of net sales for both periods in fiscal 1996. The increases were primarily attributable to better material utilization, increased labor productivity and the impact of favorable leverage with higher volume on fixed and semi-fixed costs. Material cost per unit decreased as the Company recognized improved operating efficiencies from capital projects and material utilization programs. Significant increases in labor productivity resulting from the use of new equipment and manufacturing techniques more than offset normal rate increases, higher health care costs, and increased incentive pay expenses.

Selling and marketing expenses increased $1.1 million for the second quarter of fiscal 1997 and $1.7 million for the first six months compared to the prior year. The increased expenses for both periods were primarily attributed to increases in variable promotional costs and increased incentive pay expenses. General and administrative expenses were 6.2% and 6.3% of net sales for the three- and six-month periods ended October 31, 1996 as compared to 4.3% and 4.7% for the comparable periods of fiscal 1996. The increase for both periods was primarily due to employee compensation costs associated with the Company's performance incentive programs. Recognition of $830,000 in bad debt reserves also unfavorably impacted the first half of fiscal 1997.

Interest expense decreased $53,000 and $148,000 for the second quarter and six-month period of fiscal 1997, respectively, as compared to the prior year. The decline resulted from continued reduction in long-term debt. As of October 31, 1996, long-term debt to total capital has been reduced to 22.7%.

Other income increased $109,000 for the second quarter and $215,000 for the first six months compared to the prior year. The increase in other income resulted from increased interest income from short-term investments of surplus cash.

Fiscal 1997 effective tax rates reflected in the statement of income differ from the U.S. federal statutory rate because of state taxes and the effects of tax-exempt interest income.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities generated $6.8 million in cash for the first six months of fiscal 1997 as compared to $2.8 million in the comparable period of fiscal 1996. The increase in cash generated from operations was primarily attributable to increased profits arising from growth in sales. Other non-cash items, increased accounts payable, and timing differences in the payment of performance incentives and related compensation had favorable impacts upon cash flow, but were offset by a rise in prepaid expenses and seasonal increases in customer receivables and inventory. An $800,000 increase in bad debt reserves, reflected in other non-cash items, was made in the first quarter to fully reserve against the receivables of a customer which filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

Capital expenditures were $2.3 million for the first six months of fiscal 1997. During this period, the Company purchased equipment to optimize lumber processing for the Orange, Virginia facility, and completed several projects designed to increase efficiency and lower overall production costs. The Company anticipates that, with the initiation of future projects designed to lower overall costs and improve the Company's competitive position, capital spending will increase in the last half of the fiscal year, with total fiscal 1997 capital spending approximating or exceeding fiscal 1996.

The Company reduced overall debt by $804,000 during the first six months of fiscal 1997. Long-term debt to total equity declined from 35.9% at April 30, 1996 to 29.4% at October 31, 1996. There were no borrowings against the Company's short-term revolving credit facility during the period.

During the second fiscal quarter, the Company paid cash dividends of $154,000, or $.02 per share, on its Common Stock.

Cash flow from operations, combined with accumulated cash on hand and available borrowing capacity, is expected to be sufficient to meet forecasted working capital requirements, service existing debt obligations and fund capital expenditures for the remainder of fiscal 1997.


OTHER

The Company anticipates an overall economic environment of moderate growth supported by stable interest rates and low inflation for the remainder of fiscal 1997. The Company anticipates that demand in the domestic cabinet market will return to the levels experienced prior to the economic downturn which impacted the home center industry in the first half of fiscal 1996. In this environment, the Company expects to gain market share and to generate higher sales based on its position with major customers, its broad stock product offering and its ability to deliver quality products with superior service.

The Company expects to experience continued improvement from the profitability experienced in fiscal 1996. Additional volume, the full-year impact of the general price increase implemented during the third quarter of fiscal 1996 and higher productivity should more than offset the anticipated rise in other costs.

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

While the Company is not currently aware of any events that would result in a material decline in earnings from fiscal 1996, we participate in an industry that is subject to rapidly changing conditions. The preceding forward-looking statements are based on current expectations, but there are numerous factors that could cause the Company to experience a decline in sales or earnings including: (1) overall industry demand at depressed levels, (2) economic weakness in a specific channel of distribution, especially the home center industry, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, and (5) the need to respond to competitive initiatives launched by a competitor. While the Company believes these risks to be manageable and believes that these risks will not materially impact the long-term performance of the Company, these risks could under certain circumstances have a materially adverse impact on short-term operating results.

During the first quarter of fiscal 1997, a customer of the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In addition, the customer of the Company recently announced plans to liquidate under provisions provided by the Bankruptcy Code. As of October 31, 1996, the Company has fully reserved for all outstanding receivables pertaining to this customer. The Company's management anticipates that these events will not have any material adverse effect on the Company's future results of operations or financial position.

On August 20, 1996 the Company's Board of Directors elected James J. Gosa to President and Chief Executive Officer. William F. Brandt, Jr., formerly Chairman of the Board of Directors and Chief Executive Officer, will continue to serve as Chairman.

On November 25, 1996 the Company announced a $0.02 per share cash dividend on its Common Stock. The cash dividend will be paid on December 27, 1996, to shareholders of record on December 13, 1996.

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

The Company records liabilities for all probable and reasonably estimable loss contingencies on an undiscounted basis. For loss contingencies related to environmental matters, liabilities are based on the Company's proportional share of the contamination obligation of a site since management believes it probable that the other parties, which are financially solvent, will fulfill their proportional contamination obligations. There are no probable insurance or other indemnification receivables recorded. The Company has accrued for all known environmental remediation costs which are probable and can be reasonably estimated, and such amounts are not material.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     11--Earnings Per Share Computation                 Page 14

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the six months ended October 31, 1996.

                         AMERICAN WOODMARK CORPORATION
                                   Exhibit 11
                       Computation of Earnings per Share
                    (in thousands, except per share amounts)



                                 Three Months Ended      Six Months Ended
                                     October 31             October 31
                                 ------------------     ------------------
                                   1996       1995        1996       1995
                                 -------    -------     -------    -------

Net income                       $ 3,462    $   625     $ 5,562    $   986

Divided by weighted average
   common shares outstanding       7,664      7,599       7,646      7,583
                                 -------    -------     -------    -------

Earnings per share               $  0.45    $  0.08     $  0.73    $  0.13
                                 =======    =======     =======    =======

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AMERICAN WOODMARK CORPORATION
                                                    (Registrant)




Date:  December 10, 1996                   /s/ KENT B. GUICHARD
                                           Kent B. Guichard
                                           Vice President, Finance and
                                           Chief Financial Officer

                                           Signing on behalf of the
                                           registrant and as principal
                                           financial officer