Form 10-Q
period 1997-01-31
AMERICAN WOODMARK CORP
filed 1997-03-11
CIK 794619

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended January 31, 1997

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

    Common Stock, no par value         7,715,556 shares outstanding
               Class                       as of March 11, 1997

                        AMERICAN WOODMARK CORPORATION

                                  FORM 10-Q

                                    INDEX

                                                                          PAGE
PART I.  FINANCIAL INFORMATION                                           NUMBER


Item 1.  Financial Statements

         Balance Sheets--January 31, 1997 and April 30, 1996                  3

         Statements of Income--Three months ended January 31, 1997
         and 1996; Nine months ended January 31, 1997 and 1996                4

         Statements of Cash Flows--Nine months ended January 31, 1997
         and 1996                                                             5

         Notes to Financial Statements--January 31, 1997                    6-8

Item 2.  Management's Discussion and Analysis                              9-12


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                 13-14


SIGNATURE                                                                    15

PART I.  FINANCIAL INFORMATION

                        AMERICAN WOODMARK CORPORATION
                                BALANCE SHEETS
                      (in thousands, except share data)

                                                     January 31        April 30
                                                        1997             1996
                                                    -----------       ---------
ASSETS                                              (Unaudited)       (Audited)

Current Assets
   Cash and cash equivalents                          $ 11,811        $  7,201
   Customer receivables                                 18,890          19,709
   Inventories                                          11,356          10,326
   Prepaid expenses and other                            1,323             899
   Deferred income taxes                                 1,176             527
                                                    -----------       ---------
      Total Current Assets                              44,556          38,662

Property, Plant and Equipment                           32,544          33,188
Intangible Pension Assets                                  504             504
Deferred Costs and Other Assets                          4,391           3,982
                                                    -----------       ---------
                                                      $ 81,995        $ 76,336
                                                    ===========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                   $  9,341        $  7,651
   Accrued compensation and related expenses             8,446           8,467
   Current maturities of long-term debt                  2,471           2,719
   Other accrued expenses                                2,906           4,416
                                                    -----------       ---------
      Total Current Liabilities                         23,164          23,253

Long-Term Debt, less current maturities                 10,943          12,866
Long-Term Pension Liabilities                            1,592           1,592
Deferred Income Taxes                                    2,859           2,780
Commitments and Contingencies                               --              --


Stockholders' Equity
   Preferred Stock, $1.00 par value; 2,000,000
      shares authorized, none issued
   Common Stock, no par value; 20,000,000
      shares authorized; issued and outstanding
      7,701,956 shares at January 31, 1997;
      7,608,761 shares at April 30, 1996                17,951          17,677
   Retained earnings                                    25,486          18,168
                                                    -----------       ---------
      Total Stockholders' Equity                        43,437          35,845
                                                    -----------       ---------
                                                      $ 81,995        $ 76,336
                                                    ===========       =========

See notes to financial statements

                        AMERICAN WOODMARK CORPORATION
                             STATEMENTS OF INCOME
                      (in thousands, except share data)
                                 (Unaudited)


                                      Three Months Ended     Nine Months Ended
                                          January 31             January 31
                                    ---------------------  ---------------------
                                       1997       1996        1997       1996
                                    ---------- ----------  ---------- ----------
Net sales                           $  51,643  $  46,793   $ 161,981  $ 142,970
Cost of sales and distribution         37,189     37,325     117,482    114,546
                                    ---------- ----------  ---------- ----------
     Gross Profit                      14,454      9,468      44,499     28,424

Selling and marketing expenses          7,698      5,853      21,664     18,072
General and administrative expenses     3,071      2,524      10,025      7,027
                                    ---------- ----------  ---------- ----------
     Operating Income                   3,685      1,091      12,810      3,325

Interest expense                          246        341         708        951
Other income                             (150)      (155)       (363)      (153)
                                    ---------- ----------  ---------- ----------
     Income Before Income Taxes         3,589        905      12,465      2,527

Provision for income taxes              1,526        346       4,840        982
                                    ---------- ----------  ---------- ----------
     Net Income                     $   2,063  $     559   $   7,625  $   1,545
                                    ========== ==========  ========== ==========


Earnings Per Share
     Average shares outstanding     7,687,774  7,606,447   7,659,808  7,590,756
     Net income per share           $    0.27  $    0.07   $    1.00  $    0.20
                                    ========== ==========  ========== ==========


See notes to financial statements

                        AMERICAN WOODMARK CORPORATION
                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                           Nine Months Ended
                                                               January 31
                                                         ---------------------
                                                            1997        1996
                                                         ---------   ---------
Operating Activities
   Net income                                            $  7,625    $  1,545
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for depreciation and amortization           5,786       5,813
      Net loss on disposal of property, plant and
         equipment                                             58         109
      Deferred income taxes                                  (570)       (311)
      Other non-cash items                                  1,131         206
      Changes in operating assets and liabilities:
         Refundable deposits                                   --       1,708
         Customer receivables                                (188)       (691)
         Inventories                                       (1,154)        (38)
         Other assets                                      (2,354)     (2,032)
         Accounts payable                                   1,690      (1,559)
         Accrued compensation and related expense             (21)        115
         Other                                             (1,934)        212
                                                         ---------   ---------
            Net Cash Provided by Operating Activities      10,069       5,077
                                                         ---------   ---------

Investing Activities
   Payments to acquire property, plant and equipment       (3,318)     (4,849)
   Proceeds from sales of property, plant and equipment        63         168
                                                         ---------   ---------
            Net Cash Used by Investing Activities          (3,255)     (4,681)
                                                         ---------   ---------

Financing Activities
   Payments of long-term debt                              (2,171)     (2,270)
   Proceeds from the issuance of Common Stock                 274         194
   Payment of dividends                                      (307)         --
                                                         ---------   ---------
            Net Cash Used by Financing Activities          (2,204)     (2,076)
                                                         ---------   ---------

Increase (Decrease) In Cash And Cash Equivalents            4,610      (1,680)

Cash And Cash Equivalents, Beginning Of Period              7,201       2,876
                                                         ---------   ---------
Cash And Cash Equivalents, End Of Period                 $ 11,811    $  1,196
                                                         =========   =========


See notes to financial statements

                        AMERICAN WOODMARK CORPORATION
                        NOTES TO FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ended April 30, 1997. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1996.

Certain fiscal 1996 amounts have been reclassified to conform to fiscal 1997 presentation.


NOTE B--EARNINGS PER SHARE

Earnings per share are based on the weighted average common shares outstanding. The dilutive effect of stock options on earnings per share is not significant and has been excluded for all periods presented.


NOTE C--CUSTOMER RECEIVABLES

The components of customer receivables were:

                                             January 31        April 30
(in thousands)                                  1997             1996
                                             ----------       ---------
Gross customer receivables                    $ 21,393        $ 21,215
Less:
   Allowance for doubtful accounts              (1,437)           (629)
   Allowance for returns and discounts          (1,066)           (877)
                                             ----------       ---------
Net customer receivables                      $ 18,890        $ 19,709
                                             ==========       =========


Allowance for doubtful accounts increased $800,000 during the first quarter due to a Chapter 11 filing by a customer of the Company. Total allowance for doubtful accounts attributable to this customer is $1.3 million and reflects all of this customer's outstanding receivables.

NOTE D--INVENTORIES

The components of inventories were:

                                                January 31       April 30
(in thousands)                                     1997            1996
                                                ----------      ---------
Raw materials                                    $  6,120       $  5,261
Work-in-process                                     9,523          9,336
Finished goods                                      1,600          1,392
                                                ----------      ---------
Total FIFO inventories                           $ 17,243       $ 15,989

Reserve to adjust inventories to LIFO value        (5,887)        (5,663)
                                                ----------      ---------
Total LIFO inventories                           $ 11,356       $ 10,326
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


NOTE E--LOANS PAYABLE

The revolving credit facility is used by the Company as a working capital account. As such, borrowings and repayments may routinely occur on a daily basis. There was no activity through the revolving credit facility during the first nine months of fiscal 1997. For the nine-month period ended January 31, 1996, total transactions through this revolving credit facility were borrowings and repayments of $7.2 million. There were no revolving credit loans outstanding at January 31, 1997 and 1996.

The Company's primary loan agreement was amended during the first quarter of fiscal 1997, allowing the Company to pay cash dividends on Common Stock.


NOTE F--CASH FLOW

Supplemental disclosures of cash flow information:

                                               Nine Months Ended
                                                   January 31
                                               ------------------
(in thousands)                                   1997       1996
                                               -------    -------
Cash paid during the period for:
   Interest                                    $   616    $   814
   Income taxes                                $ 6,544    $ 1,263

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

              THREE AND NINE MONTHS ENDED JANUARY 31, 1997 AND 1996


RESULTS OF OPERATIONS

Net sales of $51.6 million for the third quarter of fiscal 1997 increased 10.4% over the third quarter of fiscal 1996. The increase in net sales between third quarters was attributable to sales growth in the home center channel resulting from a stronger economy and less severe winter weather conditions in the Midwestern and Northeastern regions of the United States. Net sales of $162.0 million for the nine-month period ended January 31, 1997 were 13.3% higher than the same period of the prior year. The increase in net sales for the nine-month period resulted from growth in unit volumes in all three market channels, as the Company benefitted from improved overall economic conditions and specific relationships with key home centers, distributors and builders. Current year average unit prices increased over prior year due to a general price increase implemented during the third quarter of the prior fiscal year, favorable changes in market channel sales mix and a shift towards the higher end of the Company's broad stock product offering.

Fiscal 1997 third quarter and nine-month period gross margins were 28.0% and 27.5% of net sales, a significant increase over comparative fiscal 1996 gross margins of 20.2% and 19.9%, respectively. The margin improvement for both periods was primarily attributed to better material utilization, increased labor productivity and the impact of favorable leverage with higher volume on fixed and semi-fixed costs. These gains were partially offset by increases in lumber prices. Normal labor rate increases and increased incentive pay expenses for both periods were more than offset by increases in labor productivity resulting from the use of new equipment and manufacturing techniques.

Selling and marketing expenses increased $1.8 million for the third quarter of fiscal 1997 and $3.6 million for the first nine months compared to the prior year. The increase for both periods resulted from increased incentive pay expenses, one-time costs associated with a national sales event, and increases in advertising and variable promotional costs. General and administrative expenses were 5.9% and 6.2% of net sales for the three-month and nine-month periods ended January 31, 1997 as compared to 5.4% and 4.9% for the comparable periods of fiscal 1996. The increase for both periods was primarily due to employee compensation costs associated with the Company's performance incentive programs. Recognition of $830,000 in bad debt reserves also unfavorably impacted the nine-month period of fiscal 1997.

Interest expense decreased $95,000 to $246,000 for the third quarter of fiscal 1997 compared to the prior year, and decreased $243,000 to $708,000 for the current nine-month period compared to the prior year. The decline resulted from continued reduction in long-term debt. As of January 31, 1997, long-term debt to total capital has been reduced to 20.1%.

Other income increased $210,000 for the first nine months compared to the prior year due to a combination of increased interest income from short-term investments of cash and less expenses pertaining to the disposal of property, plant and equipment. The effect of this increase over prior year was lessened by a property tax refund received by the Company in the third quarter of the prior fiscal year which, net of specific recovery expenses, increased other income by $398,000.

Fiscal 1997 effective tax rates reflected in the statement of income differ from the U.S. federal statutory rate because of state taxes and the effects of tax-exempt interest income. The effective tax rate for the third quarter of fiscal 1997 also includes an adjustment to reflect year-to-date earnings at a higher federal statutory rate.


LIQUIDITY AND CAPITAL RESOURCES

Operating activities generated $10.1 million in cash for the first nine months of fiscal 1997 as compared to $5.1 million in the comparable period of fiscal 1996. The increase in cash generated from operations was attributable to increased profits. Other non-cash items and increased accounts payable had favorable impacts upon cash flow, but were offset by a seasonal increase in inventory and timing differences pertaining to the payment of accrued promotional costs and income taxes. An $800,000 increase in bad debt reserves, reflected in other non-cash items, was made in the first quarter to fully reserve against the receivables of a customer which filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

Capital expenditures were $3.3 million for the first nine months of fiscal 1997. During this period, the Company purchased equipment to optimize lumber processing for the Orange, Virginia facility, and completed several projects designed to increase efficiency and lower overall production costs. The Company anticipates that, with the initiation of future projects designed to lower overall costs and improve the Company's competitive position, capital spending will increase in the last quarter of the fiscal year, with total fiscal 1997 capital spending approximating or exceeding fiscal 1996.

The Company reduced overall debt by $2.2 million during the first nine months of fiscal 1997. Long-term debt to total equity declined from 35.9% at April 30, 1996 to 25.2% at January 31, 1997. There were no borrowings against the Company's short-term revolving credit facility during the period.

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

During fiscal 1997, a customer of the Company announced plans to liquidate under provisions provided by the United States Bankruptcy Code. As of January 31, 1997, the Company has fully reserved for all outstanding receivables pertaining to this customer. The Company's management anticipates that these events will not have any material adverse effect on the Company's future results of operations or financial position.

Richard A. Graber, Director and Retired Vice President, Marketing, resigned from the Board of Directors effective February 1, 1997.

On February 24, 1997 the Company announced a $0.02 per share cash dividend on its Common Stock. The cash dividend will be paid on March 21, 1997, to shareholders of record on March 7, 1997.

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

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     11--Earnings Per Share Computation                      Page 14

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the nine months ended January 31, 1997.

                        AMERICAN WOODMARK CORPORATION
                                  Exhibit 11
                      Computation of Earnings per Share
                   (in thousands, except per share amounts)



                                Three Months Ended     Nine Months Ended
                                    January 31             October 31
                                ------------------     ------------------
                                  1997       1996        1997       1996
                                -------    -------     -------    -------

Net income                      $ 2,063    $   559     $ 7,625    $ 1,545


Divided by weighted average
   common shares outstanding      7,688      7,606       7,660      7,591
                                -------    -------     -------    -------

Earnings per share              $  0.27    $  0.07     $  1.00    $  0.20
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


                                           AMERICAN WOODMARK CORPORATION
                                                    (Registrant)




Date:  March 11, 1997                      /s/ KENT B. GUICHARD
                                           Kent B. Guichard
                                           Vice President, Finance and
                                           Chief Financial Officer

                                           Signing on behalf of the
                                           registrant and as principal
                                           financial officer