Form 10-K405
period 1997-04-30
AMERICAN WOODMARK CORP
filed 1997-07-22
CIK 794619

SECURITIES AND EXCHANGE COMMISSION
	                          WASHINGTON, D.C.  20549

         	                       FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended April 30, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's Common Stock, no par value, held by non-affiliates of the registrant at June 23, 1997 was $60,837,812 based on the closing price on that date on the NASDAQ Exchange.

     As of June 23, 1997, 7,734,889 shares of the Registrant's Common Stock were outstanding.

                     	DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended April 30, 1997 (1997 Annual Report) are incorporated by reference into Parts I and II of this Form 10-K.

     Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 27, 1997 (Proxy Statement) are incorporated by reference into Part III of this Form 10-K.

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

          The Company currently offers framed stock cabinets in almost 100 different cabinet lines, ranging in price from relatively inexpensive to medium priced styles. Styles vary by design and color from natural wood finishes to low-pressure laminate surfaces. The entire product offering includes forty-five door designs and eight colors. Stock cabinets consist of a common box with standard interior components and an oak, cherry or maple front frame.

          The Company's products are sold under the brand names of American Woodmark(R), Crestwood(R), Timberlake(R), Scots Pride(R), and Coventry and Case(R) cabinets.

          American Woodmark's products are sold on a national basis via three market channels: independent dealer/distributors, home centers, and major builders. It is estimated that 60% of sales during the fiscal year ended April 30, 1997 were to the remodeling market and 40% to the new home market. Products are distributed to each market channel directly from the Company's three assembly plants and through a logistics network consisting of four service centers located in key areas throughout the United States.

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

          In the fiscal year ended April 30, 1997, the Company had two customers, The Home Depot and Lowe's Companies, Inc., who each accounted for in excess of 10% of the Company's sales.

          At April 30, 1997, the Company had 2,154 employees. Approximately 31% of its employees are represented by labor unions. Management believes its employee relations are excellent.

Item 2.  	PROPERTIES

          The Company leases its Corporate Office which is located in Winchester, Virginia. In addition, the Company leases one and owns six manufacturing facilities located primarily in the eastern United States. The Company also leases four service centers located throughout the United States which support the distribution of products to each market channel.

Item 3.  	LEGAL PROCEEDINGS

          "Legal Matters" under Note J to the Financial Statements in the 1997 Annual Report is incorporated herein by reference.

Item 4.  	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.


                                   	PART II

Item 5.  	MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS

          "Market Information" in the 1997 Annual Report is incorporated herein by reference.

Item 6.  	SELECTED FINANCIAL DATA

          "Five Year Selected Financial Information" in the 1997 Annual Report is incorporated herein by reference.

Item 7.  	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS

          "Management's Discussion and Analysis" in the 1997 Annual Report is incorporated herein by reference.

Item 8.	  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Financial Statements, Notes to Financial Statements, "Quarterly Results of Operations," and the Report of Ernst & Young LLP, Independent Auditors, in the 1997 Annual Report are incorporated herein by reference.

Item 9.  	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE

          None.


                                  	PART III

Item 10. 	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          For information concerning the directors and nominees for directorships, see the information under the caption "Election of Directors" in the Proxy Statement, which information is incorporated herein by reference.

          The executive officers of the Registrant as of April 30, 1997 are as follows:

                Name	             			Age	   Position Held During Past Five Years
                ----                 ---    ------------------------------------

          James J. Gosa			           49	    President and Chief Executive
                                      						Officer since August, 1996
                                      						President and Chief Operating
                                      						Officer 1995-1996
                                            Executive Vice President 1993-1995
                                            Vice President, Sales and Marketing
                                            1991-1993
                                            Vice President, Marketing and Branch
                                            Operations
                                     							Thomas Somerville Co. 1985-1991
                                            Director since 1995

          David L. Blount            49     Vice President, Manufacturing since
                                            May, 1995
                                            Vice President, Component
                                            Manufacturing 1994-1995
                                            Vice President, Manufacturing
                                            1983-1994

          Kent B. Guichard			        41    	Vice President, Finance and Chief
                                            Financial Officer since November
                                            1995
                                            Vice President, Finance 1993-1995
                                            Vice President & Controller, AM
                                            Graphics Division, AM International
                                            1991-1993
                                            Controller, Aircraft Wheel and Brake
                                            Operations, BF Goodrich Company
                                            1989-1991

          William F. Brandt, Jr.     51     Chairman of the Board since August
                                            1996
						                                      Chairman and Chief Executive Officer
                                      						1995-1996
						                                      Chairman and President 1980-1995

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

                  The following Financial Statements of American Woodmark Corporation are incorporated by reference in Item 8:

                       Balance Sheet - April 30, 1997 and 1996

                       Statement of Income and Retained Earnings - for each of the years in the three-year period ended April 30, 1997

                       Statement of Cash Flows - for each of the years in the three-year period ended April 30, 1997

          (a) 2. 	Financial Statement Schedules

                  Reference is made to Financial Statement schedules and supplementary data under Item 8 in Part II hereof, where these documents are listed.

                  The following Financial Statement schedule is included in a separate section of this report:

                  Schedule							                          Page
                  --------                                 ----

                		II.	Valuation and qualifying accounts		   10

                  All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

          (a) 3. 	Exhibits

Exhibit No.					 		                      Description
-----------                              -----------

3.1     		-     Articles of Incorporation as amended effective August 12,
                1987 (3)

3.2 (a)  	-    	Bylaws (1)

3.2 (b)  	-	    Amendment to Bylaws on June 22, 1994 (7)

4	       	-    	Amended and Restated Stockholders' Agreement (1)

10.1	(a) 	-     Amended and Restated Loan Agreement between the Company and
                NationsBank of North Carolina as of March 23, 1992 (5)

10.1	(b) 	-    	Amendment to Amended and Restated Loan Agreement and to
                Reimbursement Agreements as of September 8, 1992 (6)

10.1	(c) 	-    	Amendment to Amended and Restated Loan Agreement and to
                Reimbursement Agreements as of June 25, 1993 (6)

10.1	(d) 	-    	Amendment to Amended and Restated Loan Agreement and to
                Reimbursement Agreements as of March 15, 1993 (6)

10.1	(e) 	-    	Amendment to Amended and Restated Loan Agreement and to
                Reimbursement Agreements as of August 31, 1993 (7)

10.1	(f)  -    	Amendment to Amended and Restated Loan Agreement and to
                Reimbursement Agreements as of March 15, 1994 (7)

10.1 (g)  -    	Amendment to Amended and Restated Loan Agreement and to
                Reimbursement Agreements as of July 27, 1994 (8)

10.1 (h)  -    	Amendment to Amended and Restated Loan Agreement and to
                Reimbursement Agreements as of July 8, 1996

10.1 (i)  -     Amendment to Amended and Restated Loan Agreement as of
                August 31, 1996

10.2	(a) 	-    	Security Agreement between the Company and NationsBank of North
                Carolina as of March 23, 1992 (5)

10.2 (b)		-     Amendment to Security Agreement as of August 31, 1993 (7)

10.2 (c)  -    	Second Amendment to Security Agreement as of August 31, 1996

10.3	(a) 	-    	Bond Purchase Agreement Sale - Orange, Virginia (1)

10.3	(b) 	-    	Bond Purchase Agreement and Agreement of Sale - Orange,
                Virginia (1)

10.3	(c) 	-    	Bond Purchase Agreement and Agreement of Sale - The Industrial
                Development Authority of the County of Mohave, Arizona (2)

10.3	(d) 	-    	Bond Purchase Agreement and Agreement of Sales - Stephens County
                Development Authority (3)

10.3	(e) 	-    	Amendment of Bond Purchase Agreement and Agreement of Sale -
                Orange, Virginia (4)

10.3	(f) 	-    	Loan Agreement between the Company and the County Commission of
                Hardy County, West Virginia as of December 1, 1991, relating to bond financing (5)

10.3	(g) 	-    	Promissory Note between the Company and County Commission of
                Hardy County, West Virginia as of December 18, 1991 (5)

10.3	(h) 	-    	Reimbursement Agreement between the Company and NationsBank as of December 1, 1991 (5)

10.3	(i) 	-    	Amendment to Reimbursement Agreements as of June 15, 1992 (5)

10.4	(a) 	-    	Credit Line Deed of Trust and Security Agreement - Orange and
                Clarke Counties, Virginia, as amended (1)

10.4	(b) 	-    	Deed of Trust and Security Agreement - Hardy County, West
                Virginia, as amended (1)

10.5	(a) 	-    	Loan Agreement between the Company and the West Virginia
                Economic Development Authority and the Hardy County Rural
                Development Authority (1)

10.5	(b)	 -    	Security Agreement between the Company and the West Virginia
                Economic Development Authority (1)

10.5	(c) 	-    	Deed of Trust - Hardy County, West Virginia (1)

10.6	(a) 	-    	Lease between the Company and Amwood Associates (1)

10.6	(b) 	-    	Lease between the Company and the West Virginia Industrial and
                Trade Jobs Development Corporation (3)

10.6	(c) 	-    	Lease between the Company and the West Virginia Industrial and
                Trade Jobs Development Corporation (3)

10.6	(d) 	-    	Amendment to Deed of Lease between the Company and West Virginia
                Economic Development Authority as of March 30, 1992 (5)

10.7	(a) 	-    	1986 Employee Stock Option Plan (1)

10.7	(b) 	-    	Form of Option Agreement and Stock Purchase Agreement (1)

10.7	(c) 	-    	1990 Non-Employee Directors Stock Option Plan (7)

10.7 (d)  -     1995 Non-Employee Directors Stock Option Plan (9)

10.7 (e)  -    	1996 Stock Option Plan (10)

10.8 (a)  -    	1997 Annual Incentive Plan for Chairman and President/CEO

10.8 (b)  -    	1997 Annual Incentive Plan for Vice Presidents

11	      	-    	Computation of Earnings Per Share

13      		-    	1997 Annual Report to Shareholders

23	      	-    	Consent of Ernst & Young LLP, Independent Auditors

27	      	-    	Financial Data Schedule

          (b)	  Reports on Form 8-K

                None.

--------------------------------------------------------------------------------

     (1) 	-    	Incorporated by reference to exhibits filed with Form S-1,
                No. 33-6245.

     (2) 	-    	Incorporated by reference to exhibits filed with the 1987
                Form 10-K.

     (3) 	-    	Incorporated by reference to exhibits filed with the 1988
                Form 10-K.

     (4) 	-    	Incorporated by reference to exhibits filed with the 1989
                Form 10-K.

     (5) 	-	    Incorporated by reference to exhibits filed with the 1992
                Form 10-K.

     (6)	 -	    Incorporated by reference to exhibits filed with the 1993
                Form 10-K.

     (7)  -    	Incorporated by reference to exhibits filed with the 1994
                Form 10-K.

     (8) 	-    	Incorporated by reference to exhibits filed with the 1995
                Form 10-K.

     (9)  -     Incorporated by reference to exhibit filed with Form S-8,
                No. 333-12631.

    (10)  -     Incorporated by reference to exhibit filed with Form S-8,
                No. 333-12623.

              	 Schedule II - Valuation and Qualifying Accounts

                        	AMERICAN WOODMARK CORPORATION

                               	(In Thousands)


				                                       Additions
                     				     Balance at  	Charged to		                Balance
				                          Beginning	  	Cost and  	               	 at End
      Description(a)          of Period   	Expenses  	   Deductions 	  of Period
      --------------          ----------   ----------    ----------    ---------


Year ended April 30, 1997:

 Allowance for doubtful
 	    accounts	               		$  629	 	  $  830        $(1,249)(b)     $  210

 Reserve for cash discounts  	 	$  250		   $3,236(c)    	$(3,183)(d)     $  303

 Reserve for sales returns
      and allowances	         		$  627 		  $4,492(c)    	$(4,251)        $  868



Year ended April 30, 1996:

 Allowance for doubtful
     	accounts	               		$  243	 	  $  620       	$  (234)(b)     $  629

 Reserve for cash discounts	   	$  240	 	  $2,977(c)    	$(2,967)(d)     $  250

 Reserve for sales returns
      and allowances	        	 	$  698	 	  $3,489(c)    	$(3,560)        $  627



Year ended April 30, 1995:

 Allowance for doubtful
     	accounts	               		$  313	 	  $   40        $  (110)(b)     $  243

 Reserve for cash discounts	   	$  225	 	  $2,811(c)     $(2,796)(d)     $  240

 Reserve for sales returns
      and allowances        		 	$  679	 	  $3,865(c)     $(3,846)        $  698





(a)  	All reserves relate to accounts receivable.
(b)	  Principally write-offs, net of collections.
(c)	  Reduction of gross sales.
(d)	  Cash discounts granted.

	                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      American Woodmark Corporation
                                              (Registrant)


                                      /s/ JAMES J. GOSA
                                      James J. Gosa
                                      President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ KENT B. GUICHARD                		/s/ MARTHA M. DALLY
Kent B. Guichard                    		Martha M. Dally
Vice President, Finance and	 	       	Director
Chief Financial Officer



/s/ WILLIAM F. BRANDT, JR.          		/s/ JOHN T. GERLACH
William F. Brandt, Jr.      			       John T. Gerlach
Chairman of the Board				             Director



/s/ DANIEL T. CARROLL                	/s/ C. ANTHONY WAINWRIGHT
Daniel T. Carroll						               C. Anthony Wainwright
Director						                       	Director

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