Form 10-Q
period 1997-07-31
AMERICAN WOODMARK CORP
filed 1997-09-08
CIK 794619

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

  [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 1997

                            OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________ to _______

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90
days.             Yes  (X)       No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value         7,743,788 shares outstanding
           Class                       as of September 4, 1997

                 AMERICAN WOODMARK CORPORATION

                           FORM 10-Q

                             INDEX

                                                            PAGE
PART I.  FINANCIAL INFORMATION                             NUMBER


Item 1. Financial Statements

        Balance Sheets--July 31, 1997 and
        April 30, 1997                                         3

        Statements of Income--Three months ended
        July 31, 1997 and 1996                                 4

        Statements of Cash Flows--Three months ended
        July 31, 1997 and 1996                                 5

        Notes to Financial Statements--July 31, 1997         6-8

Item 2. Management's Discussion and Analysis                9-11


PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of
         Security Holders                                     12

Item 6. Exhibits and Reports on Form 8-K                   12-13


SIGNATURE                                                     14

PART I.   FINANCIAL INFORMATION

                  AMERICAN WOODMARK CORPORATION
                          BALANCE SHEETS
                (in thousands, except share data)

                                             July 31     April 30
                                               1997        1997
                                           -----------   ---------
ASSETS                                     (Unaudited)   (Audited)

Current Assets
  Cash and cash equivalents                   $20,952    $17,339
  Customer receivables                         21,595     20,488
  Inventories                                  10,841     10,356
  Prepaid expenses and other                      711        940
  Deferred income taxes                           956        720
                                             --------   --------
               Total Current Assets            55,055     49,843

Property, Plant and Equipment                  32,694     32,252
Deferred Costs and Other Assets                 4,491      4,335
Intangible Pension Assets                         727        727
                                             --------   --------
                                              $92,967    $87,157
                                             ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                            $ 9,900    $ 9,312
  Accrued compensation and related expenses    10,182     11,180
  Current maturities of long-term debt          2,101      2,229
  Other accrued expenses                        7,414      3,680
                                              -------   --------
               Total Current Liabilities       29,597     26,401

Long-Term Debt, less current maturities        10,505     10,637
Deferred Income Taxes                           2,539      2,328
Long-Term Pension Liabilities                   1,493      1,493
Commitments and Contingencies                      --         --


Stockholders' Equity
  Preferred Stock, $1.00 par value;
    2,000,000 shares authorized, none
    issued
  Common Stock, no par value; 20,000,000
    shares authorized; issued and
    outstanding 7,740,789 shares at
    July 31, 1997; 7,722,656 shares at
    April 30, 1997                             18,112     18,043
  Retained earnings                            30,721     28,255
                                             --------    -------
               Total Stockholders' Equity      48,833     46,298
                                             --------    -------
                                              $92,967    $87,157
                                             ========    =======
See notes to financial statements

                 AMERICAN WOODMARK CORPORATION
                      STATEMENTS OF INCOME
               (in thousands, except share data)
                          (Unaudited)


                                                Quarter Ended
                                                   July 31
                                              1997        1996
                                             -------     -------
Net sales                                    $55,970     $53,362
Cost of sales and distribution                39,639      39,810
                                             -------     -------
  Gross Profit                                16,331      13,552

Selling and marketing expenses                 8,656       6,688
General and administrative expenses            3,406       3,443
                                             -------     -------
  Operating Income                             4,269       3,421

Interest expense                                 224         199
Other income                                    (210)       (125)
                                             -------     -------
  Income Before Income Taxes                   4,255       3,347

Provision for income taxes                     1,634       1,247
                                             -------     -------
  Net Income                                 $ 2,621      $2,100
                                             =======     =======

Earnings Per Share
  Average shares outstanding               7,730,318   7,627,179
  Net income per share                         $0.34       $0.28
                                           =========   =========

Cash dividends per share                       $0.02          --
                                           =========   =========

See notes to financial statements

                   AMERICAN WOODMARK CORPORATION
                     STATEMENTS OF CASH FLOWS
                          (in thousands)
                           (Unaudited)

                                                   Quarter Ended
                                                     July 31
                                                   1997     1996
Operating Activities                             -------    ------
  Net income                                     $ 2,621    $2,100
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for depreciation and amortization    1,902     1,911
    Net (gain) loss on disposal of property,
     plant and equipment                              (3)        1
    Deferred income taxes                            (25)     (190)
    Other non-cash items                              90       908
    Changes in operating assets and liabilities:
     Customer receivables                         (1,195)      113
     Inventories                                    (520)       87
     Other assets                                   (808)     (690)
     Accounts payable                                588       551
     Accrued compensation and related expenses      (998)      (78)
     Other                                         3,996      (662)
                                                   -----     -----
       Net Cash Provided by Operating Activities   5,648     4,051
                                                   -----     -----
Investing Activities
  Payments to acquire property, plant and
    equipment                                     (1,702)     (748)
  Proceeds from sales of property, plant and
    equipment                                         13         5
                                                   -----     -----
       Net Cash Used by Investing Activities      (1,689)     (743)
                                                   -----     -----
Financing Activities
  Payments of long-term debt                        (260)     (261)
  Proceeds from the issuance of Common Stock          69        79
  Payment of dividends                              (155)       --
                                                  ------    ------
       Net Cash Used by Financing Activities        (346)     (182)
                                                  ------    ------

Increase In Cash And Cash Equivalents              3,613     3,126

Cash And Cash Equivalents, Beginning Of Period    17,339     7,201
                                                  ------    ------
Cash And Cash Equivalents, End Of Period         $20,952   $10,327
                                                  ======    ======

See notes to financial statements

                   AMERICAN WOODMARK CORPORATION
                   NOTES TO FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ended April 30, 1998. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended
April 30, 1997.

Certain fiscal 1997 amounts have been reclassified to conform to fiscal 1998 presentation.

NOTE B--NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, FASB issued SFAS No. 128, "Earnings per Share," which the company will be required to adopt for the fiscal quarter ending January 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of common stock equivalents will be excluded.
The Company does not expect the adoption of SFAS No. 128 to have a material impact on the determination of earnings per share.

In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," which the Company will be required to adopt for the fiscal quarter ending July 31, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. The Company does not expect the adoption of SFAS No. 130 to have a material impact on the financial statements.

NOTE C--EARNINGS PER SHARE

Earnings per share are based on the weighted average common shares outstanding. The dilutive effect of stock options on earnings per share is not significant and has been excluded for all periods presented.

NOTE D--CUSTOMER RECEIVABLES

The components of customer receivables were:

                                           July 31      April 30
(in thousands)                               1997         1997
                                             ------       ------
Gross customer receivables                  $23,069      $21,869
Less:
  Allowance for bad debt                       (215)        (210)
  Allowance for returns and discounts        (1,259)      (1,171)
                                             ------       ------
Net customer receivables                    $21,595      $20,488

NOTE E--INVENTORIES

The components of inventories were:

                                          July 31      April 30
(in thousands)                             1997          1997
                                            -----        -----
Raw materials                             $ 6,067      $ 6,270
Work-in-process                            10,830        9,684
Finished goods                              1,493        1,115
                                           ------       ------
Total FIFO inventories                    $18,390      $17,069

Reserve to adjust inventories
  to LIFO value                            (7,549)      (6,713)
                                           ------       ------
Total LIFO inventories                    $10,841      $10,356


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

NOTE F--CASH FLOW

Supplemental disclosures of cash flow information:

                                      Three Months Ended
                                            July 31
                                      ------------------
(in thousands)                          1997      1996
Cash paid during the period for:      -------    --------
  Interest                             $ 165     $   193
  Income taxes                         $  77     $ 1,145

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS

           THREE MONTHS ENDED JULY 31, 1997 AND 1996


RESULTS OF OPERATIONS

Net sales for the first quarter of fiscal 1998 were $55.9 million, an increase of 4.9% over the prior year. Sales increased as a result of higher unit volume with key home center accounts. Current year average unit prices rose due to a general price increase implemented during the third quarter of the prior fiscal year and sales in the current year of a richer product mix.

Gross Margin increased to 29.2% in the first quarter of fiscal 1998 from 25.4% in the first quarter of the prior year. The increase was primarily attributable to improved labor productivity, the impact of favorable leverage with higher volume on fixed and semi-fixed costs and better material utilization. An increase in material cost per unit resulting from increased lumber prices was partially offset by a decrease in particleboard prices and improved material utilization. Continued increases in labor productivity more than offset normal rate increases and higher incentive pay expenses.

General and administrative expenses remained flat compared to the prior year as increases in expenses associated with the Company's performance incentive program were offset by a reduction in bad debt expense. Sales and marketing expenses rose $1.9 million compared to the first quarter of the prior fiscal year. The increase was primarily attributed to increased promotional costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities generated $5.6 million in net cash in the first quarter of fiscal 1998 compared to $4.1 million net cash generated the same period of the prior fiscal year. Increased profits and an increase in other operating liabilities relating to accrued promotional costs and income taxes payable were the primary contributors to the current period increase in cash. Partially offsetting this increase in cash was an increase in customer receivables of $1.2 million during the current period.

Capital spending in the first quarter of fiscal 1998 increased $954,000 over the prior year to $1.7 million as the Company continued its capital spending program designed to lower overall cost and improve the Company's competitive position. The capital spending in the current period was primarily attributable to the expansion of the Jackson, Georgia facility to increase production capacity.

Net cash used by financing activities increased $164,000 over the prior year to $346,000, primarily due to the payment of cash dividends in the current period. Long-term debt to total equity declined from 23.0% at April 30, 1997 to 21.5% at July 31, 1997. There were no borrowings against the Company's short-term revolving credit facility during the period.

Cash flow from operations, combined with available borrowing capacity, is expected to be sufficient to meet forecasted working capital requirements, service existing debt obligations and fund capital expenditures for the remainder of fiscal 1998.

OTHER

On August 27, 1997 the Company's Stockholders elected Fred S. Grunewald, President and Chief Operating Officer of Overhead Door Corporation, to the Board of Directors.

On August 27, 1997 the Board of Directors approved a $.03 per share cash dividend on its Common Stock. The cash dividend will be paid on October 1, 1997 to shareholders of record on September 17, 1997.

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

The Company records liabilities for all probable and reasonably estimable loss contingencies on an undiscounted basis. For loss contingencies related to environmental matter, liabilities are based on the Company's proportional contamination of a site since management believes it "probable" that the other parties, which are financially solvent, will fulfill their proportional share of the contamination obligation of a site. There are no probable insurance or other indemnification receivables recorded. The Company has accrued for all known environmental remediation costs which are probable and can be reasonably estimated, and such amounts are not material.

The Company anticipates continued underlying strength in the domestic economy through the remainder of fiscal 1998. Under normal conditions, this strength would result in the continued growth and expansion of the relevant markets for the Company. The Company also expects, however, that there is a significant likelihood that either anticipated or actual increases in interest rates will dampen this growth. The adverse impact of higher interest rates on the new housing and remodeling sectors could result in periods of low growth in the Company's primary markets and overall growth for the remainder of fiscal 1998 that is below the rate experienced during fiscal 1997.

In this environment, the Company expects to continue to gain market share based on its position with major customers, its broad stock product offering and its ability to deliver quality products with superior service. During a period of growth in the housing and remodeling sectors, the Company expects to continue to generate higher sales. The Company expects to further enhance sales growth during the second half of fiscal 1998 through the addition of new products and new markets.

The Company expects to maintain or increase recent profitability performance while investing resources in future products, facilities and markets. Additional volume and improved efficiencies should be sufficient to offset the anticipated rise in other costs.

The Company currently maintains sufficient overall capacity to meet projected growth. Identified capital projects include expansion to remove specific capacity limitations in certain processes, productivity improvements, cost savings initiatives and replacement of aging equipment. The Company is also considering investment opportunities to increase the Company's business base, to acquire new products, and to gain access to new markets.

The Company establishes debt to equity targets in order to maintain the financial health of the Company and is prepared to trim investment plans to maintain financial strength.

While the Company is not currently aware of any events that would result in a material decline in earnings from fiscal 1997, we participate in an industry that is subject to rapidly changing conditions. The preceding forward looking statements are based on current expectations, but there are numerous factors that could cause the Company to experience a decline in sales and/or earnings including (1) overall industry demand at reduced levels, (2) economic weakness in a specific channel of distribution, especially the home center industry, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, (5) the need to respond to price or product initiatives launched by a competitor, and (6) a significant investment which provides a substantial opportunity to increase long-term performance. While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a materially adverse impact on short-term operating results.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of American Woodmark Corporation held on August 27, 1997, the holders of 7,596,410 of the total 7,737,089 shares of Common Stock outstanding and eligible to vote duly executed and delivered valid proxies. The shareholders approved the two items outlined within the Company's Proxy Statement that was solicited to shareholders and reported to the Commission pursuant to Regulation 14A under the Act.

The following items were approved at the Company's Annual Meeting:

                                         Negative/
                            Affirmative  Withheld  Abstentions/
                               Votes       Votes     Non-Votes
                            -----------  --------  -----------
1.  Election of the           7,585,205    18,105       --
    Board of Directors.       7,578,305    11,205       --

2.  Ratification of           7,590,829     4,286     1,295
    Selection of
    Independent Certified
    Public Accountants.

As the members of the Board of Directors were elected individually, the aforementioned tallies pertaining to re-election represent a range of affirmative and negative votes.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     11--Earnings Per Share Computation                 Page 13

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended July 31, 1997.

                 AMERICAN WOODMARK CORPORATION
                           Exhibit 11
               Computation of Earnings per Share
            (in thousands, except per share amounts)



                                        Quarter Ended
                                             July 31
                                         1997      1996
                                         -----     -----

Net income                              $2,621    $2,100

Divided by weighted
  average common shares
  outstanding                            7,730     7,627
                                         -----     -----

Earnings per share                      $ 0.34    $ 0.28
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


                                   AMERICAN WOODMARK CORPORATION
                                            (Registrant)




Date:   September 8, 1997           /s/   Kent B. Guichard
                                   Kent B. Guichard
                                   Vice President, Finance and
                                   Chief Financial Officer

                                   Signing on behalf of the
                                   registrant and as principal
                                   financial officer