Form 10-Q
period 1997-10-31
AMERICAN WOODMARK CORP
filed 1997-12-12
CIK 794619

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

  [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       October 31, 1997

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

Common Stock, no par value         7,751,624 shares outstanding
           Class                       as of December 10, 1997

                 AMERICAN WOODMARK CORPORATION

                           FORM 10-Q

                             INDEX

                                                            PAGE
PART I.  FINANCIAL INFORMATION                             NUMBER


Item 1. Financial Statements

        Balance Sheets--October 31, 1997 and
        April 30, 1997                                         3

        Statements of Income--Three months ended
        October 31, 1997 and 1996; Six months ended
        October 31, 1997 and 1996                              4

        Statements of Cash Flows--Six months ended
        October 31, 1997 and 1996                              5

        Notes to Financial Statements--October 31, 1997      6-8

Item 2. Management's Discussion and Analysis                9-12


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                   13-14


SIGNATURE                                                     15

PART I.   FINANCIAL INFORMATION

                  AMERICAN WOODMARK CORPORATION
                          BALANCE SHEETS
                (in thousands, except share data)

                                            October 31    April 30
                                               1997        1997
                                           -----------   ---------
ASSETS                                     (Unaudited)   (Audited)

Current Assets
  Cash and cash equivalents                   $21,260    $17,339
  Customer receivables                         24,081     20,488
  Inventories                                  10,821     10,356
  Prepaid expenses and other                    1,073        940
  Deferred income taxes                           792        720
                                              -------    -------
               Total Current Assets            58,027     49,843

Property, Plant and Equipment                  32,603     32,252
Deferred Costs and Other Assets                 5,140      4,335
Intangible Pension Assets                         727        727
                                              -------    -------
                                              $96,497    $87,157
                                              =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                            $10,609    $ 9,312
  Accrued compensation and related expenses    11,952     11,180
  Current maturities of long-term debt          1,980      2,229
  Other accrued expenses                        5,220      3,680
                                              -------    -------
               Total Current Liabilities       29,761     26,401

Long-Term Debt, less current maturities        10,197     10,637
Deferred Income Taxes                           2,335      2,328
Long-Term Pension Liabilities                   1,493      1,493
Commitments and Contingencies                      --         --


Stockholders' Equity
  Preferred Stock, $1.00 par value;
    2,000,000 shares authorized, none
    issued
  Common Stock, no par value; 20,000,000
    shares authorized; issued and
    outstanding 7,747,288 shares at
    October 31, 1997; 7,722,656 shares
    at April 30, 1997                          18,155     18,043
  Retained earnings                            34,556     28,255
                                              -------    -------
               Total Stockholders' Equity      52,711     46,298
                                              -------    -------
                                              $96,497    $87,157
                                              =======    =======
See notes to financial statements

                 AMERICAN WOODMARK CORPORATION
                      STATEMENTS OF INCOME
               (in thousands, except share data)
                           (Unaudited)



                             Three Months Ended    Six Months Ended
                                 October 31            October 31
                               1997      1996       1997     1996
                              ------    ------    -------  -------
Net sales                   $ 62,738  $ 56,976   $118,708 $110,338
Cost of sales and
  distribution                43,376    40,483     83,015   80,293
                              ------    ------    -------  -------
  Gross Profit                19,362    16,493     35,693   30,045

Selling and marketing
  expenses                     9,354     7,278     18,010   13,966
General and administrative
  expenses                     3,377     3,511      6,783    6,954
                              ------    ------    -------  -------
  Operating Income             6,631     5,704     10,900    9,125

Interest expense                 214       263        438      462
Other income                    (184)      (88)      (394)    (213)
                              -------    ------   -------   ------
  Income Before Income
    Taxes                      6,601     5,529     10,856    8,876

Provision for income
  taxes                        2,535     2,067      4,169    3,314
                              ------    ------    -------  -------
  Net Income                $  4,066  $  3,462    $ 6,687  $ 5,562
                              ======    ======     ======   ======

Earnings Per Share
  Average shares
   outstanding             7,743,736 7,664,456  7,737,027 7,645,817
  Net income per share         $0.53     $0.45      $0.86     $0.73
                           ========= =========  ========= =========

See notes to financial statements

                   AMERICAN WOODMARK CORPORATION
                     STATEMENTS OF CASH FLOWS
                          (in thousands)
                           (Unaudited)

                                                 Six Months Ended
                                                    October 31
                                                 ----------------
                                                  1997      1996
                                                 ------    ------
Operating Activities
  Net income                                     $ 6,687    $5,562
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for depreciation and amortization    3,791     3,829
    Net loss on disposal of property, plant
     and equipment                                    21        70
    Deferred income taxes                            (65)     (498)
    Other non-cash items                             254       991
    Changes in operating assets and liabilities:
     Customer receivables                         (3,820)   (3,524)
     Inventories                                    (490)     (686)
     Other assets                                 (2,121)   (1,672)
     Accounts payable                              1,298     1,998
     Accrued compensation and related expenses       771     1,832
     Other                                         1,406    (1,127)
                                                 --------  --------
       Net Cash Provided by Operating Activities   7,732     6,775
                                                 --------  --------
Investing Activities
  Payments to acquire property, plant and
    equipment                                     (2,864)   (2,292)
  Proceeds from sales of property, plant and
    equipment                                         18        22
                                                 --------  --------
       Net Cash Used by Investing Activities      (2,846)   (2,270)
                                                 --------  --------
Financing Activities
  Payments of long-term debt                        (676)     (804)
  Proceeds from the issuance of Common Stock         111       176
  Payment of dividends                              (386)     (154)
  Principal payments under capital lease
    obligations                                      (13)       --
                                                 --------  --------
       Net Cash Used by Financing Activities        (964)     (782)
                                                 --------  --------
Increase In Cash And Cash Equivalents              3,922     3,723

Cash And Cash Equivalents, Beginning Of Period    17,338     7,201
                                                 --------  --------
Cash And Cash Equivalents, End Of Period         $21,260   $10,924
                                                 ========  ========

See notes to financial statements

                  AMERICAN WOODMARK CORPORATION
                 NOTES TO FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ended April 30, 1998. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended
April 30, 1997.

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

NOTE D--CUSTOMER RECEIVABLES

The components of customer receivables were:

                                          October 31     April 30
(in thousands)                               1997          1997
                                           ---------     --------
Gross customer receivables                  $25,518      $21,869
Less:
  Allowance for doubtful accounts              (139)        (210)
  Allowance for returns and discounts        (1,298)      (1,171)
                                           ---------     --------
Net customer receivables                    $24,081      $20,488
                                           =========     ========

NOTE E--INVENTORIES

The components of inventories were:

                                         October 31    April 30
(in thousands)                              1997         1997
                                         ----------    ---------
Raw materials                             $ 6,210      $ 6,270
Work-in-process                            10,663        9,684
Finished goods                              1,056        1,115
                                         ----------    ---------
Total FIFO inventories                    $17,929      $17,069

Reserve to adjust inventories
  to LIFO value                            (7,108)      (6,713)
                                         ----------    ---------
Total LIFO inventories                    $10,821      $10,356
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

NOTE F--CASH FLOW

Supplemental disclosures of cash flow information:

                                        Six Months Ended
                                           October 31
(in thousands)                          1997        1996
                                      -------     -------
Cash paid during the period for:
  Interest                            $   414     $   458
  Income taxes                        $ 3,408     $ 4,023

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS

           SIX MONTHS ENDED OCTOBER 31, 1997 AND 1996


Results of Operations

Net sales for the second quarter of fiscal 1998 were $62.7 million, an increase of 10.1% over the second quarter of fiscal 1997. Net sales of $118.7 million for the six-month period ended October 31, 1997 were 7.6% higher than the same period of the prior year. The increase in net sales for both periods was the result of continued growth with the leading national home center chains and increased direct shipments to new home builders. New styles and colors in traditional wood species and the introduction of a new line of hickory products drove volume, especially in the home center channel. The strong performance in home center and direct builder channels was partially offset by lower sales to the distributor channel. Current year average unit prices increased over prior year due to a price increase implemented during the third quarter of the prior fiscal year, changes in the market channel sales mix and a shift towards the higher end of the Company's broad product offering.

Fiscal 1998 second quarter and six-month period gross margins were 30.9% and 30.1% of net sales, increasing from comparative gross margins of 28.9% and 27.2% of net sales for both periods in fiscal 1997. The increases were primarily attributed to favorable leverage from higher volume, a shift toward higher end products and increased labor productivity. Material cost per unit increased due primarily to the increased cost of hardwood lumber and the shift towards more material intensive higher end products. Continued increases in labor productivity resulting from the use of new equipment and manufacturing techniques more than offset normal rate increases and increased incentive pay expenses.

Selling and marketing expenses increased $2.1 million for the second quarter of fiscal year 1998 and $4.0 million for the first six months compared to the prior year. The increased expenses for both periods is primarily attributed to an increase in performance based marketing programs. General and administrative expenses remained flat compared to the prior year.

Liquidity and Capital Resources

The Company's operating activities generated $7.7 million in net cash for the first six months of fiscal year 1998 compared to $6.8 million net cash generated the same period of the prior fiscal year. The increase in cash generated from operations was primarily attributed to increased profits arising from sales growth along with an increase in other operating liabilities relating to accrued promotional cost. Other non-cash items, increased accounts payable, and timing differences in the payment of performance based incentives had favorable impacts on cash flow, but were partially offset by a seasonal increase in accounts receivable and inventory.

Capital expenditures during the first six months of fiscal year 1998 were $2.9 million as the Company continued to invest in equipment and processes designed to increase productivity and increase the Company's competitive position. During this period capital spending included expansion of the Company's Jackson, Georgia facility and the purchase of wood dimensioning equipment intended to increase capacity and efficiency in component manufacturing. The Company anticipates that capital expenditures will continue at a rate equal to or greater than that of the first six months of the current fiscal year as the Company begins construction of a new wood processing facility and continues to fund projects designed to lower overall costs and improve the Company's competitive position.

Net cash used by financing activities increased $182,000 over the prior year to $964,000 due to the payment of cash dividends. Long-term debt to total equity decreased from 23.0% at April 30, 1997 to 19.3% at October 31, 1997. There were no borrowings against the Company's short-term revolving credit facility during the period.

During the second fiscal quarter, the Company paid cash dividends of $232,314 or $0.03 or per share.

Cash flow from operations combined with the accumulated cash on hand and available borrowing capacity is expected to be sufficient to meet forecasted working capital requirements, service existing debt obligations and fund capital expenditures for the remainder of fiscal year 1998.

Other

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

On November 12, 1997 the Board of Directors approved a $.03 per share cash dividend on its Common Stock. The cash dividend will be paid on December 19, 1997 to shareholders of record on December 1, 1997.

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

The Company is voluntarily participating with a group of companies, which is cleaning up a waste facility site at the direction of a state environmental authority.

The Company records liabilities for all probable and reasonably estimable loss contingencies on an undiscounted basis. For loss contingencies related to environmental matters, liabilities are based on the Company's proportional contamination of a site since management believes it "probable" that the other parties, which are financially solvent, will fulfill their proportional share of the contamination obligation of a site. There are no probable insurance or other indemnification receivables recorded. The Company has accrued for all known environmental remediation costs, which are probable and can be reasonably estimated, and such amounts are not material.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     11--Earnings Per Share Computation                 Page 14

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended October 31, 1997.

                 AMERICAN WOODMARK CORPORATION
                           Exhibit 11
               Computation of Earnings per Share
            (in thousands, except per share amounts)




                         Three Months Ended    Six Months Ended
                             October 31            October 31
                         ------------------    ----------------
                            1997      1996       1997       1996
                           -------   -------    -------   -------

Net income                 $4,066    $3,462     $6,687    $5,562

Divided by weighted
  average common shares
  outstanding               7,743     7,664      7,737     7,646
                           -------   -------    -------   -------

Earnings per share         $ 0.53    $ 0.45     $ 0.86    $ 0.73
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


                                   AMERICAN WOODMARK CORPORATION
                                            (Registrant)




/s/ WILLIAM A. ARMSTRONG           /s/ KENT B. GUICHARD
William A. Armstrong               Kent B. Guichard
Corporate Controller               Vice President, Finance and
                                   Chief Financial Officer

Date:  December 12, 1997            Date:  December 12, 1997

                                   Signing on behalf of the
                                   registrant and as principal
                                   financial officer