Form 10-Q
period 1998-01-31
AMERICAN WOODMARK CORP
filed 1998-03-13
CIK 794619

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

  [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       January 31, 1998

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

Common Stock, no par value         7,799,109 shares outstanding
           Class                      as of March 11, 1998

                 AMERICAN WOODMARK CORPORATION

                           FORM 10-Q

                             INDEX

                                                            PAGE
PART I.  FINANCIAL INFORMATION                             NUMBER


Item 1. Financial Statements

        Balance Sheets--January 31, 1998 and
        April 30, 1997                                         3

        Statements of Income--Three months ended
        January 31, 1998 and 1997; Nine months ended
        January 31, 1998 and 1997                              4

        Statements of Cash Flows--Nine months ended
        January 31, 1998 and 1997                              5

        Notes to Financial Statements--January 31, 1998      6-9

Item 2. Management's Discussion and Analysis               10-14


PART II. OTHER INFORMATION


Item 6. Reports on Form 8-K                                   14


SIGNATURE                                                     15

PART I.   FINANCIAL INFORMATION

                  AMERICAN WOODMARK CORPORATION
                          BALANCE SHEETS
                (in thousands, except share data)

                                            January 31    April 30
                                               1998        1997
							 -----------   ---------
ASSETS                                     (Unaudited)   (Audited)

Current Assets
  Cash and cash equivalents                   $20,514    $17,339
  Customer receivables                         22,667     20,488
  Inventories                                  12,025     10,356
  Prepaid expenses and other                    1,436        940
  Deferred income taxes                           887        720
							   ---------  ---------
               Total Current Assets            57,529     49,843

Property, Plant and Equipment                  32,857     32,252
Deferred Costs and Other Assets                 5,292      4,335
Intangible Pension Assets                         727        727
							   ---------  ---------
                                              $96,405    $87,157
							   =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                            $10,043    $ 9,312
  Accrued compensation and related expenses     9,752     11,180
  Current maturities of long-term debt          1,983      2,229
  Other accrued expenses                        6,235      3,680
							    --------   --------
               Total Current Liabilities       28,013     26,401

Long-Term Debt, less current maturities         9,040     10,637
Deferred Income Taxes                           2,493      2,328
Long-Term Pension Liabilities                   1,493      1,493
Commitments and Contingencies                      --         --


Stockholders' Equity
  Preferred Stock, $1.00 par value;
    2,000,000 shares authorized, none
    issued
  Common Stock, no par value; 20,000,000
    shares authorized; issued and
    outstanding 7,775,143 shares at
    January 31, 1998; 7,722,656 shares
    at April 30, 1997                          18,494     18,043
  Retained earnings                            36,872     28,255
							    --------   --------
               Total Stockholders' Equity      55,366     46,298
							    --------   --------
                                              $96,405    $87,157
							    ========   ========
See notes to financial statements

                 AMERICAN WOODMARK CORPORATION
                      STATEMENTS OF INCOME
               (in thousands, except share data)
                           (Unaudited)



                             Three Months Ended   Nine Months Ended
                                 January 31           January 31
                               1998      1997       1998     1997
				     -------    ------    -------  -------
Net sales                   $ 55,545  $ 51,643   $174,252 $161,981
Cost of sales and
  distribution                39,343    37,189    122,357  117,482
				     -------    ------    -------  -------
  Gross Profit                16,202    14,454     51,895   44,499

Selling and marketing
  expenses                     8,472     7,698     26,482   21,664
General and administrative
  expenses                     3,592     3,071     10,375   10,025
				     -------   -------    -------  -------
  Operating Income             4,138     3,685     15,038   12,810

Interest expense                 199       246        637      708
Other income                    (213)     (150)      (607)    (363)
				     -------   -------    -------   ------
  Income Before Income
    Taxes                      4,152     3,589     15,008   12,465

Provision for income
  taxes                        1,603     1,526      5,772    4,840
				     -------   -------    -------  -------
  Net Income                $  2,549  $  2,063   $  9,236  $ 7,625
				     =======   =======    =======  =======
Earnings Per Share

  Weighted average
   shares outstanding
     Basic                 7,752,627 7,687,774  7,742,227 7,659,325
     Diluted               7,924,672 7,825,374  7,885,819 7,776,012

  Net income per share
     Basic                     $0.33     $0.27      $1.19     $1.00
     Diluted                   $0.32     $0.26      $1.17     $0.98
				     =======   =======     ======    ======

See notes to financial statements

                   AMERICAN WOODMARK CORPORATION
                     STATEMENTS OF CASH FLOWS
                          (in thousands)
                           (Unaudited)

                                                 Nine Months Ended
                                                    January 31
                                                   1998     1997
Operating Activities					 -------- --------
  Net income                                     $ 9,236    $7,625
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for depreciation and amortization    5,731     5,786
    Net loss on disposal of property, plant
     and equipment                                    57        58
    Deferred income taxes                             (3)     (570)
    Other non-cash items                             (81)    1,131
    Changes in operating assets and liabilities:
     Customer receivables                         (2,021)     (188)
     Inventories                                  (1,745)   (1,154)
     Other assets                                 (3,040)   (2,354)
     Accounts payable                                731     1,690
     Accrued compensation and related expenses    (1,428)      (21)
     Other                                         2,121    (1,934)
								 -------   -------
       Net Cash Provided by Operating Activities   9,558    10,069
								 -------   -------
Investing Activities
  Payments to acquire property, plant and
    equipment                                     (4,264)   (3,318)
  Proceeds from sales of property, plant and
    equipment                                         51        63
								 -------   -------
       Net Cash Used by Investing Activities      (4,213)   (3,255)
								 -------   -------
Financing Activities
  Payments of long-term debt                      (1,920)   (2,171)
  Proceeds from the issuance of Common Stock         390       274
  Payment of dividends                              (619)     (307)
  Principal payments under capital lease
    obligations                                      (20)       --
								 -------   -------
       Net Cash Used by Financing Activities      (2,169)   (2,204)
								 -------   -------

Increase In Cash And Cash Equivalents              3,176     4,610

Cash And Cash Equivalents, Beginning Of Period    17,338     7,201
								 -------   -------
Cash And Cash Equivalents, End Of Period         $20,514   $11,811
								 =======   =======
See notes to financial statements

                  AMERICAN WOODMARK CORPORATION
                 NOTES TO FINANCIAL STATEMENTS



NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ended April 30, 1998. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended
April 30, 1997.

Certain fiscal 1997 amounts have been reclassified to conform to fiscal 1998 presentation.

NOTE B--NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, FASB issued SFAS No. 128, "Earnings per Share," which the Company was required to adopt for the fiscal quarter ending January 31, 1998. The Company was required to change the method previously used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of common stock equivalents is excluded.

In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," which the Company will be required to adopt for the fiscal quarter ending July 31, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. The Company currently has no items of comprehensive income and therefore does not expect the adoption of SFAS No. 130 to have a material impact on the financial statements.

NOTE C--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                          Three Months Ended    Nine Months Ended
                              January 31            January 31
				  ------------------    -----------------
                            1998       1997       1998       1997
				    -----      -----      ----       ----
Numerator:
  Net income used for
   both basic and dilutive
   earnings per share       $2,549     $2,063     $9,236     $7,625



Denominator:
  Denominator for basic
    earnings per share -
    weighted-average
    shares               7,752,627  7,687,774  7,742,227  7,659,325

  Effect of dilutive
    securities:
    Employee Stock
      Options              172,045    137,600    143,592    116,687
				   -------    -------    -------    -------
Denominator for diluted
  earnings per share -
  adjusted weighted-
  average shares and
  assumed conversions    7,924,672  7,825,374  7,885,819  7,776,012
				 =========  =========  =========  =========

Basic earnings per share    $ 0.33     $ 0.27     $ 1.19     $ 1.00
				    ======     ======     ======     ======
Diluted earnings
  per share                 $ 0.32     $ 0.26     $ 1.17     $ 0.98
				    ======     ======     ======     ======

NOTE D--CUSTOMER RECEIVABLES

The components of customer receivables were:

                                          January 31    April 30
                                             1998         1997
(in thousands)					  -------      -------
Gross customer receivables                  $24,112      $21,869
Less:
  Allowance for doubtful accounts              (141)        (210)
  Allowance for returns and discounts        (1,304)      (1,171)
							  -------      -------

Net customer receivables                    $22,667      $20,488
							   ======       ======

NOTE E--INVENTORIES

The components of inventories were:

                                         January 31    April 30
                                            1998         1997
(in thousands)				       ------       ------
Raw materials                             $ 7,289      $ 6,270
Work-in-process				       10,812	   9,684
Finished goods                              1,127        1,115
							 ------       ------
Total FIFO inventories                    $19,228      $17,069

Reserve to adjust inventories
  to LIFO value					 (7,203)	  (6,713)
							 ------       ------
Total LIFO inventories                    $12,025      $10,356
							 ======	  ======

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

NOTE F--CASH FLOW

Supplemental disclosures of cash flow information:

                                       Nine Months Ended
                                           January 31
						   -----------------
		                            1998        1997
(in thousands)				    ----        ----
Cash paid during the period for:
  Interest                            $   598     $   616
  Income taxes                        $ 6,231     $ 6,544

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS

           NINE MONTHS ENDED JANUARY 31, 1998 AND 1997


RESULTS OF OPERATIONS

Net sales of $55.5 million for the third quarter of fiscal 1998 increased 7.6% over the third quarter of fiscal 1997. Higher sales were the result of continued growth with the leading national home center chains and increased shipments to national and regional builders. Increased sales to the home center and builder business were partially offset by lower sales to distributors. Net sales of $174.2 million for the first nine months of fiscal 1998 represented a 7.6% improvement over sales for the same period of fiscal 1997. The Company has gained overall market share, especially in the home center channel, due primarily to the impact of new product styles introduced during the last year. Average price per unit for the third quarter of fiscal 1998 was up 6.7% over the third quarter of fiscal 1997. The increase in average price per unit, period over period, continues to be a result of a shift towards higher end product offering combined with increased home center channel sales. For the nine-month period ended, product mix and a general price increase that was implemented during the third quarter of fiscal 1997 account for a 2.7% increase for average unit price period over period.

Gross margin for the second quarter of fiscal 1998 was up 1.2% over the second quarter of fiscal 1997, increasing from 28.0% to 29.2% of net sales. Gross margin for the first nine months of fiscal 1998 was 29.8% of net sales, up 2.3% from the same period of fiscal 1997. Gross margin improvements for both the third quarter and nine-month period are primarily attributed to the shift towards higher end products, favorable channel mix and increased productivity. Rising costs and significant demand for hardwood lumber negatively impacted material costs, as did the shift towards more material intensive higher end products. Labor productivity continued to increase, but at a slower rate during the third quarter of fiscal 1998, due to seasonal fluctuations in volume. Labor productivity increases are the result of the continued replacement of older machinery with new equipment, combined with updated manufacturing techniques which more than offset the normal rate increases and increased incentive pay.

Selling and marketing expenses increased by $774 thousand from fiscal year 1997 to fiscal year 1998; for the nine-month period ended, total sales and marketing expenses have increased by $4.8 million, year over year. The increased expenses for both periods are attributed primarily to an increase in performance based marketing programs. General and administrative expenses for the third quarter of fiscal 1998 were up $521 thousand, or 0.6% of net sales. For the nine-month period, general and administrative expenses are up $348 thousand, but down
0.24% of net sales. Increased expenses within the general and administrative category are primarily attributed to performance-based incentives and increased staffing.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities generated $9.5 million in net cash for the first nine months of fiscal 1998 as compared to $10.1 million for the same period of fiscal 1997. Increased net income of $1.6 million was more than offset by an increase in customer receivables, increased inventory and timing differences related to accrued compensation.

Capital expenditures during the first nine months of fiscal year 1998 were $4.3 million as the Company continued to invest in equipment and processes designed to increase productivity and increase the Company's competitive position. During this period capital spending included expansion of the Company's Jackson, Georgia facility, the purchase of wood dimensioning and other lumber processing equipment intended to increase capacity and efficiency in component manufacturing. The Company anticipates that capital expenditures will continue at a rate equal to or greater than that of the first nine months of the current fiscal year as the Company begins expansion of its Hardy County manufacturing facility, anticipates ground breaking of a new wood processing facility and continues to fund projects designed to lower costs and improve the Company's competitive position.

Net cash used by financing activities remained at $2.2 million, consistent with fiscal year 1997. Reduced payments of long-term debt and increased proceeds from the issuance of common stock were slightly offset by an increase in the payment of dividends, providing a slight favorable impact of $35 thousand. Long-term debt to total equity decreased from 23.0% at April 30, 1997 to 16.3% at January 31, 1998. There were no borrowings against the Company's short-term revolving credit facility during the period.

During the third fiscal quarter, the Company paid cash dividends of $233 thousand, or $0.03 per share.

Cash flow from operations combined with the accumulated cash on hand and available borrowing capacity is expected to be sufficient to meet forecasted working capital requirements, service existing debt obligations and fund capital expenditures for the remainder of fiscal 1998.

OTHER

The Company recognizes that the year 2000 presents many challenges for information systems, specifically the issue of two-digit determination of year. At the beginning of this fiscal year, the Company performed a self-assessment and has identified all known software and hardware issues associated with coding and processing of year 2000 dates. Business plans have been developed and are being initiated which will bring about four digit year compliance for all software and hardware systems by the end of calendar year 1999. The cost of updating systems to comply with four digit dating is believed to be incrementally immaterial as the Company's strategic business plan had already called for upgrading information systems technology.

The Company further recognizes the risk the year 2000 imposes on its suppliers and customers. In response, the Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failures to remediate their own year 2000 issues. The Company's total anticipated expenditures for Year 2000 conversions includes the estimated costs and time associated with the impact of third party year 2000 issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company has determined it has no exposure to contingencies related to the year 2000 issue for the products it has sold.

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

On February 24, 1998 the Board of Directors approved a $.03 per share cash dividend on its Common Stock. The cash dividend will be paid on April 3, 1998 to shareholders of record on March 20, 1998.

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



PART II.  OTHER INFORMATION


Item 6.   Reports on Form 8-K


(a)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended January 31, 1998.

                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN WOODMARK CORPORATION
                                            (Registrant)




/s/William A. Armstrong            /s/Kent B. Guichard
William A. Armstrong               Kent B. Guichard
Corporate Controller               Vice President, Finance and
                                   Chief Financial Officer

Date:  March 13, 1998              Date:  March 13, 1998

                                   Signing on behalf of the
                                   registrant and as principal
                                   financial officer