Form 10-K405
period 1998-04-30
AMERICAN WOODMARK CORP
filed 1998-07-20
CIK 794619

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    Form 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended April 30, 1998

                        Commission File Number 0-14798

                         AMERICAN WOODMARK CORPORATION
           (Exact name of the registrant as specified in its charter)

             VIRGINIA                                   54-1138147
  (State or other jurisdiction of                    (I.R.S.Employer
   incorporation or organization)                   Identification No.)

             3102 Shawnee Drive, Winchester, Virginia 22601
           (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (540) 6659100

Securities registered pursuant to Section 12(b) of the Act:


                                                  Name of each exchange on
                Title of each class                    which registered
                -------------------               ------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's Common Stock, no par value, held by non-affiliates of the registrant at June 23, 1998 was $125,909,639 based on the closing price on that date on the NASDAQ Exchange.

     As of June 23, 1998, 7,811,080 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended April 30, 1998 (1998 Annual Report) are incorporated by reference into Parts I and II of this Form 10-K.

     Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 21, 1998 (Proxy Statement) are incorporated by reference into Part III of this Form 10-K.

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

          The Company currently offers framed stock cabinets in approximately 120 different cabinet lines, ranging in price from relatively inexpensive to medium priced styles. Styles vary by design and color from natural wood finishes to low-pressure laminate surfaces. The entire product offering includes forty door designs and seven colors. Stock cabinets consist of a common box with standard interior components and an oak, cherry, maple or hickory front frame.

          The Company's products are sold under the brand names of American Woodmark(R), Crestwood(R), Timberlake(R), Scots Pride(R), and Coventry and Case(R) cabinets.

          American Woodmark's products are sold on a national basis via three market channels: independent dealer/distributors, home centers, and major builders. It is estimated that 70% of sales during the fiscal year ended April 30, 1998 were to the remodeling market and 30% to the new home market. Products are distributed to each market channel directly from the Company's three assembly plants and through a logistics network consisting of four service centers located in key areas throughout the United States.
          The primary raw materials used by the Company include the lumber species oak, maple, cherry and hickory. Additional raw materials include paint, particleboard, manufactured components, and hardware. The Company currently purchases paint from one supplier; however, other sources are available. Oak, maple, cherry and hickory lumber, particleboard, manufactured components, and hardware are purchased from more than one source and are readily available.

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

          In the fiscal year ended April 30, 1998, the Company had two customers, The Home Depot and Lowe's Companies, Inc., who each accounted for in excess of 10% of the Company's sales.

          At April 30, 1998, the Company had 2,245 employees. Approximately 31% of its employees are represented by labor unions. Management believes its employee relations are excellent.

Item 2.   PROPERTIES

          The Company leases its Corporate Office which is located in Winchester, Virginia. In addition, the Company leases one and owns six manufacturing facilities located primarily in the eastern United States. The Company also leases six office centers located throughout the United States which support the distribution of products to each market channel.

Item 3.   LEGAL PROCEEDINGS

          "Legal Matters" under Note I to the Financial Statements in the 1998 Annual Report is incorporated herein by reference.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.


                              PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
          MATTERS

          "Market Information" in the 1998 Annual Report is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA

          "Five Year Selected Financial Information" in the 1998Annual Report is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          "Management's Discussion and Analysis" in the 1998 Annual Report is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Financial Statements, Notes to Financial Statements, "Quarterly Results of Operations," and the Report of Ernst & Young LLP, Independent Auditors, in the 1998 Annual Report are incorporated herein by reference.

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

     The executive officers of the Registrant as of April 30, 1998 are as follows:

          Name                Age     Position Held During Past Five Years
          ----                ---     ------------------------------------

     William F. Brandt, Jr.    52     Chairman of the Board from August
                                      1996 to present Chairman and
                                      Chief Executive Officer from
                                      1995 to 1996
                                      Chairman and President
                                      from 1980 to 1995

     James  J. Gosa            50     President and Chief Executive
                                      Officer from August, 1996 to
                                      present President
                                      and Chief Operating Officer
                                      from 1995 to 1996 Executive
                                      Vice President from 1993 to
                                      1995

     David L. Blount           50     Vice President, Manufacturing from
                                      May, 1995 to present Vice
                                      President, Component
                                      Manufacturing from 1994 to
                                      1995 Vice President,
                                      Manufacturing from 1983 to 1994

     Kent  B.  Guichard        42     Vice President,Finance and Chief
                                      Financial Officer from
                                      November 1995 to present Vice
                                      President, Finance from 1993
                                      to 1995

     Philip  S. Walter         47     Vice President and General Manager,
                                      New Business Development from
                                      August, 1997 to present
                                      President, Professional Turf
                                      Products, Inc.; Managing
                                      Director, National Support
                                      Network, Inc. (Subsidiaries
                                      of The Toro Company) from
                                      January 1996 to December 1996
                                      Director, Marketing and
                                      Sales, The Toro Company,
                                      Irrigation Division, from
                                      1990 to 1996

     Ian J. Sole               42     Vice President, Sales and Marketing
                                      from October, 1997 to present
                                      Vice President,
                                      International, Hamilton Beach
                                      Proctor-Silex from 1996 to 1997
                                      Vice President, Marketing,
                                      Hamilton Beach ProctorSilex
                                      from 1991 to 1995

     For information concerning Item 405, disclosure of delinquent filers, see the information under the caption, Section 16(a)
     "Beneficial Ownership Reporting Compliance" in the Proxy Statement, which information is incorporated herein by reference.

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

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) 1. Financial Statements
                 The following Financial Statements of American
                 Woodmark Corporation are incorporated by reference in Item 8:

                       Balance Sheet - April 30, 1998 and 1997

                       Statement of Income and Retained Earnings - for each year of the threeyear period ended April 30, 1998

                       Statement of Cash Flows - for each year of the three-year period ended April 30, 1998

          (a) 2. Financial Statement Schedules

                 Reference is made to Financial Statement schedules and supplementary data under Item 8 in Part II hereof, where these documents are listed.

                 The following Financial Statement schedule is included in a separate section of this report:

                 Schedule                                         Page
                 --------                                         ----

                 II.  Valuation and qualifying accounts            11

                 All other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

          (a) 3. Exhibits

Exhibit No.                             Description
-----------                             -----------

3.1        -  Articles of Incorporation as amended effective August
              12, 1987 (3)

3.2 (a)    -  Bylaws (1)

3.2 (b)    -  Amendment to Bylaws on June 22, 1994 (7)

4          -  Amended and Restated Stockholders'Agreement (1)

10.1 (a)   -  Amended and Restated Loan Agreement between the Company and
              NationsBank of North Carolina as of March 23, 1992 (5)

10.1 (b)   -  Amendment to Amended and Restated Loan Agreement and to
              Reimbursement Agreements as of September 8, 1992 (6)

10.1 (c)   -  Amendment to Amended and Restated Loan Agreement and to
              Reimbursement Agreements as of June 25, 1993 (6)

10.1 (d)   -  Amendment to Amended and Restated Loan Agreement and to
              Reimbursement Agreements as of March 15, 1993 (6)

10.1 (e)   -  Amendment to Amended and Restated Loan Agreement and to
              Reimbursement Agreements as of August 31, 1993 (7)

10.1 (f)   -  Amendment to Amended and Restated Loan Agreement and to
              Reimbursement Agreements as of March 15, 1994 (7)

10.1 (g)   -  Amendment to Amended and Restated Loan Agreement and to
              Reimbursement Agreements as of July 27, 1994 (8)

10.1 (h)   -  Amendment to Amended and Restated Loan Agreement and to
              Reimbursement Agreements as of July 8, 1996

10.1 (i)   -  Amendment to Amended and Restated Loan Agreement as of
              August 31, 1996

10.2 (a)   -  Security Agreement between the Company and NationsBank of
              North Carolina as of March 23, 1992 (5)

10.2 (b)   -  Amendment to Security Agreement as of August 31, 1993 (7)

10.2 (c)   -  Second Amendment to Security Agreement as of August 31, 1996

10.3 (a)   -  Bond Purchase Agreement Sale - Orange, Virginia (1)

10.3 (b)   -  Bond Purchase Agreement and Agreement of Sale - Orange,
              Virginia (1)

10.3 (c)   -  Bond Purchase Agreement and Agreement of Sale - The
              Industrial Development Authority of the County of Mohave,
              Arizona (2)

10.3 (d)   -  Bond Purchase Agreement and Agreement of Sales - Stephens
              County Development Authority (3)

10.3 (e)   -  Amendment of Bond Purchase Agreement and Agreement of Sale -
              Orange, Virginia (4)

10.3 (f)   -  Loan Agreement between the Company and the County Commission of Hardy County, West Virginia as of December 1, 1991, relating to bond financing (5)

10.3 (g)   -  Promissory Note between the Company and County Commission of
              Hardy County, West Virginia as of December 18, 1991 (5)

10.3 (h)   -  Reimbursement Agreement between the Company and NationsBank as of December 1, 1991 (5)

10.3 (i)   -  Amendment to Reimbursement Agreements as of June 15, 1992 (5)

10.4 (a)   -  Credit Line Deed of Trust and Security Agreement Orange -
              and Clarke Counties, Virginia, as amended (1)

10.4 (b)   -  Deed of Trust and Security Agreement - Hardy County,
              West Virginia, as amended (1)

10.5 (a)   -  Loan Agreement between the Company and the West Virginia
              Economic Development Authority and the Hardy County
              Rural Development Authority (1)

10.5 (b)   -  Security Agreement between the Company and the West Virginia
              Economic Development Authority (1)

10.5 (c)   -  Deed of Trust - Hardy County, West Virginia (1)

10.6 (a)   -  Lease between the Company and Amwood Associates (1)

10.6 (b)   -  Lease between the Company and the West Virginia Industrial and Trade Jobs Development Corporation (3)

10.6 (c)   -  Lease between the Company and the West Virginia Industrial and Trade Jobs Development Corporation (3)

10.6 (d)   -  Amendment to Deed of Lease between the Company and West
              Virginia Economic Development Authority as of March
              30, 1992 (5)

10.7 (a)   -  1986 Employee Stock Option Plan (1)

10.7 (b)   -  Form of Option Agreement and Stock Purchase Agreement (1)

10.7 (c)   -  1990 Non-Employee Directors Stock Option Plan (7)

10.7 (d)   -  1995 Non-Employee Directors Stock Option Plan (9)

10.7 (e)   -  1996 Stock Option Plan (10)

10.8 (a)   -  1998 Annual Incentive Plan for Chairman and President/CEO

10.8 (b)   -  1998 Annual Incentive Plan for Vice Presidents

10.9       -  ISDA Master Agreement between NationsBank, N.A. and American
              Woodmark Corporation as of May 29, 1998

11         -  Computation of Earnings Per Share

13         -  1998 Annual Report to Shareholders

23         -  Consent of Ernst & Young LLP, Independent Auditors

27         -  Financial Data Schedule

          (b) Reports on Form 8-K

              None.

----------------------------------------------------------------------------

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

     (9) - Incorporated by reference to exhibits filed with Form S-8, No. 333-12631.

     (10) - Incorporated by reference to exhibits filed with Form S-8, No. 333-12623.

                Schedule II - Valuation and Qualifying Accounts

                        AMERICAN WOODMARK CORPORATION

                               (In Thousands)

                                         Additions
                          Balance at     Charged to                  Balance
                          Beginning      Cost and        Deduc-      at End
     Description(a)       of Period      Expenses        tions       of Period
     --------------       ---------      --------        -----       ---------

Year ended April 30, 1998:

 Allowance for doubtful
       accounts             $   210      $   --        $(87)(b)      $  123
                            -------      ------        --------      ------
 Reserve for cash discounts $   303      $3,883(c)     $(3,821)(d)   $  365
                            -------      ------        --------      ------

 Reserve for sales returns
       and allowances       $   868      $5,051(c)     $(4,650)      $1,269
                            -------      ------        --------      ------

Year ended April 30, 1997:
 Allowance for doubtful
       accounts             $   629      $  830        $(1,249)(b)   $  210
                            -------      ------        --------      ------
 Reserve for cash discounts $   250      $3,236(c)     $(3,183)(d)   $  303
                            -------      ------        --------      ------
 Reserve for sales returns
       and allowances       $   627      $4,492(c)     $(4,251)      $  868
                            -------      ------        -------       ------



Year ended April 30, 1996:

 Allowance for doubtful
       accounts             $   243      $  620        $  (234)(b)   $  629
                            -------      ------        --------      ------

 Reserve for cash discounts $   240      $2,977(c)     $(2,967)(d)   $  250
                            -------      ------        --------      ------

 Reserve for sales returns
       and allowances       $   698      $3,489(c)     $(3,560)      $  627
                            -------      ------        --------      ------


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


                                       American Woodmark Corporation
                                       -----------------------------
                                               (Registrant)

                                       /s/ JAMES J. GOSA
                                       -----------------------------
                                       James J. Gosa
                                       President and
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ KENT B. GUICHARD                    /s/MARTHA M. DALLY
------------------------------          -------------------------
Kent B. Guichard                        Martha M. Dally
Vice President, Finance and             Director
Chief Financial Officer



/s/ WILLIAM A. ARMSTRONG                /s/FRED S. GRUNEWALD
------------------------------          --------------------------
William A. Armstrong                    Fred S. Grunewald
Corporate Controller                    Director



/s/ WILLIAM F. BRANDT, JR.              /s/C. ANTHONY WAINWRIGHT
------------------------------          --------------------------
William F. Brandt, Jr.                  C. Anthony Wainwright
Chairman of the Board                   Director



/s/ DANIEL T. CARROLL
------------------------------
Daniel T. Carroll
Director

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