Form 10-Q
period 1998-07-31
AMERICAN WOODMARK CORP
filed 1998-09-03
CIK 794619

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

  [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       July 31, 1998

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

Common Stock, no par value         7,830,010 shares outstanding
           Class                      as of September 3, 1998

                 AMERICAN WOODMARK CORPORATION

                           FORM 10-Q

                             INDEX

                                                            PAGE
PART I.  FINANCIAL INFORMATION                             NUMBER


Item 1. Financial Statements

        Balance Sheets--July 31, 1998 and
        April 30, 1998                                         3

        Statements of Income--Three months ended
        July 31, 1998 and 1997                                 4

        Statements of Cash Flows--Three months ended
        July 31, 1998 and 1997                                 5

        Notes to Financial Statements--July 31, 1998         6-9

Item 2. Management's Discussion and Analysis               10-13


PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of
         Security Holders                                   13-14

Item 6. Reports on Form 8-K                                    14


SIGNATURE                                                      15

PART I.   FINANCIAL INFORMATION

                  AMERICAN WOODMARK CORPORATION
                          BALANCE SHEETS
                (in thousands, except share data)

                                             July 31     April 30
                                               1998        1998
ASSETS                                     (Unaudited)   (Audited)
                                           -----------  ----------
Current Assets
  Cash and cash equivalents                   $23,741    $23,925
  Customer receivables                         29,683     27,365
  Inventories                                  11,993     11,884
  Prepaid expenses and other                    1,195      1,403
  Deferred income taxes                         1,428        997
                                              -------    -------
               Total Current Assets            68,040     65,574

Property, plant and equipment                  39,592     34,522
Deferred costs and other assets                 7,054      5,604
Intangible pension assets                         781        781
                                             --------   --------
                                             $115,467   $106,481
                                             ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                            $14,124    $12,414
  Accrued compensation and related expenses    11,556     13,211
  Current maturities of long-term debt          2,001      2,001
  Accrued marketing expenses                    4,954      3,549
  Other accrued expenses                        5,743      3,032
                                              -------    -------
               Total Current Liabilities       38,378     34,207

Long-Term debt, less current maturities         8,836      8,717
Deferred income taxes                           2,800      2,397
Long-Term pension liabilities                   2,023      2,023
Commitments and Contingencies                      --         --

Stockholders' Equity
  Preferred Stock, $1.00 par value;
    2,000,000 shares authorized, none
    issued
  Common Stock, no par value; 20,000,000
    shares authorized; issued and
    outstanding 7,813,972 shares at
    July 31, 1998; 7,800,886 shares at
    April 30, 1998                             18,991     18,704
  Retained earnings                            44,439     40,433
                                            ---------   --------
               Total Stockholders' Equity      63,430     59,137
                                            ---------   --------
                                             $115,467   $106,481
                                            =========   ========
See notes to financial statements

                 AMERICAN WOODMARK CORPORATION
                      STATEMENTS OF INCOME
               (in thousands, except share data)
                          (Unaudited)


                                                Quarter Ended
                                                   July 31
                                             -------------------
                                              1998        1997
                                             -------     -------
Net sales                                    $72,673     $55,970
Cost of sales and distribution                50,767      39,639
                                             -------     -------
  Gross Profit                                21,906      16,331

Selling and marketing expenses                10,361       8,656
General and administrative expenses            4,596       3,406
                                             -------     -------
  Operating Income                             6,949       4,269

Interest expense                                 170         224
Other income                                    (250)       (210)
                                             --------    --------
  Income Before Income Taxes                   7,029       4,255

Provision for income taxes                     2,788       1,634
                                             -------     -------
  Net Income                                 $ 4,241     $ 2,621
                                             =======     =======


Earnings Per Share

  Weighted average
   shares outstanding
     Basic                                 7,808,792   7,730,318
     Diluted                               7,993,091   7,857,623

  Net income per share
     Basic                                     $0.54       $0.34
     Diluted                                   $0.53       $0.33
                                           =========    ========


See notes to financial statements

                   AMERICAN WOODMARK CORPORATION
                     STATEMENTS OF CASH FLOWS
                          (in thousands)
                           (Unaudited)

                                                   Quarter Ended
                                                     July 31
                                                 -----------------
                                                   1998     1997
                                                 -------   -------
Operating Activities
  Net income                                     $ 4,241   $ 2,621
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for depreciation and amortization    1,997     1,902
    Net (gain) loss on disposal of property,
     plant and equipment                             (13)       (3)
    Deferred income taxes                            (28)      (25)
    Other non-cash items                             537        90
    Changes in operating assets and liabilities:
     Customer receivables                         (2,869)   (1,195)
     Inventories                                     (95)     (520)
     Other assets                                 (2,313)     (808)
     Accounts payable                              1,710       588
     Accrued compensation and related expenses    (1,656)     (998)
     Accrued marketing expenses                    1,257       730
     Accrued taxes payable                         2,070     1,551
     Other                                         1,035     1,715
                                                 -------   -------
       Net Cash Provided by Operating Activities   5,873     5,648

Investing Activities
  Payments to acquire property, plant and
    equipment                                     (6,207)   (1,702)
  Proceeds from sales of property, plant and
    equipment                                         15        13
                                                  ------    ------
       Net Cash Used by Investing Activities      (6,192)   (1,689)
                                                  ------    ------
Financing Activities
  Payments of long-term debt                        (131)     (260)
  Proceeds from the issuance of Common Stock         250        69
  Payment of dividends                              (234)     (155)
  Proceeds from long-term borrowings                 250       --
                                                  ------    ------
Net Cash Provided/(Used)by Financing Activities      135      (346)
                                                  ------    ------
Increase/(Decrease) In Cash And Cash Equivalents    (184)    3,613

Cash And Cash Equivalents, Beginning Of Period    23,925    17,339
                                                  ------    ------
Cash And Cash Equivalents, End Of Period         $23,741   $20,952
                                                  ======    ======


See notes to financial statements

                   AMERICAN WOODMARK CORPORATION
                   NOTES TO FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ending April 30, 1999. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended
April 30, 1998.

NOTE B--NEW ACCOUNTING PRONOUNCEMENTS

As of May 1, 1998 the Company adopted SFAS No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. The Company currently has no items that would result in comprehensive income differing from net income. The adoption of this statement had no impact on the Company's net income or Stockholders' Equity.

In June of 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company must adopt this statement by May 1, 2000. The Company does not believe this statement will have a significant impact on its financial position or results of operations.

NOTE C--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                      Three Months Ended
                                            July 31
                                      ------------------
                                       1998         1997
                                      ------       ------
Numerator:
  Net income used for
   both basic and dilutive
   earnings per share                 $4,241       $2,621



Denominator:
  Denominator for basic
    earnings per share -
    weighted-average
    shares                         7,808,792    7,730,318

  Effect of dilutive
    securities:
    Employee Stock
      Options                        184,299      127,305
                                   ---------    ---------
Denominator for diluted
  earnings per share -
  adjusted weighted-
  average shares and
  assumed conversions              7,993,091    7,857,623
                                   =========    =========

Basic earnings per share              $ 0.54       $ 0.34
                                      ======       ======
Diluted earnings
  per share                           $ 0.53       $ 0.33
                                      ======       ======

NOTE D--CUSTOMER RECEIVABLES

The components of customer receivables were:

                                            July 31     April 30
                                             1998          1998
(in thousands)                              -------      -------
Gross customer receivables                  $31,817      $29,122
Less:
  Allowance for doubtful accounts              (308)        (123)
  Allowance for returns and discounts        (1,826)      (1,634)
                                            -------      -------
Net customer receivables                    $29,683      $27,365
                                            =======      =======
NOTE E--INVENTORIES

The components of inventories were:

                                          July 31      April 30
                                           1998          1998
(in thousands)                            -------      -------
Raw materials                             $ 7,136      $ 7,052
Work-in-process                            11,375       10,678
Finished goods                                813        1,138
                                          -------      -------
Total FIFO inventories                    $19,324      $18,868

Reserve to adjust inventories
  to LIFO value                            (7,331)      (6,984)
                                          -------      -------
Total LIFO inventories                    $11,993      $11,884
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

NOTE F--CASH FLOW

Supplemental disclosures of cash flow information:

                                      Three Months Ended
                                            July 31
                                      ------------------
                                        1998       1997
(in thousands)                         ------     ------
Cash paid during the period for:
  Interest                             $ 114      $ 165
  Income taxes                         $ 829      $  77

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

            MANAGEMENT'S DISCUSSION AND ANALYSIS

           THREE MONTHS ENDED JULY 31, 1998 AND 1997


RESULTS OF OPERATIONS

Net sales for the first quarter of fiscal 1999 were $72.7 million, an increase of 30% over the first quarter of the prior year. Increased sales were a result of continued growth with leading national home center chains and increased shipments to national and regional home builders. Sales to dealer / distributor customers were down slightly, as compared year over year. Current year average unit prices rose due to a general price increase implemented during the third quarter of the prior fiscal year and sales in the current period of a richer product mix.

Gross Margin increased to 30.1% in the first quarter of fiscal
1999 from 29.2% in the first quarter of the prior year. The increase was primarily attributable to the impact of favorable leverage with higher volume on fixed and semi-fixed costs and an improvement in labor productivity. Continued increases in productivity more than offset the normal rate increases and higher incentive pay. Material cost per unit increased due to the continued growth in sales of a more material intensive product, the unfavorable impact of out-sourced components and increased cost associated with a change in channel mix.

General and administrative expenses in the first quarter of fiscal year 1999 increased $1.2 million dollars over the same period in fiscal 1998. The primary components of this increase are incentives, reserves for bad debt and payroll expense. Reductions in relocation fees slightly offset these increases.

Sales and marketing expenses increased $1.7 million compared to the first quarter of the prior fiscal year. The increase was primarily attributed to an increase in promotional costs, increased staffing and sales personnel incentive expense tied to sales performance.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities generated $5.9 million in net cash in the first quarter of fiscal 1999 compared to $5.6 million net cash generated the same period of the prior fiscal year. Increased net income offset somewhat by an increased investment in working capital was the primary contributor to the current period increase in cash generated from operations.

Capital spending in the first quarter of fiscal 1999 increased $4.5 million over the prior year to $6.2 million as the Company began an aggressive capital expenditure program designed to increase production capacity in line with continuing sales growth. The primary spending during the first quarter of fiscal year 1999 relates to the start-up of a new lumber processing facility in Monticello, Kentucky; the final stages of the expansion to the Hardy County, West Virginia finishing facility; and for down payments on equipment intended to update and expand the capabilities of the Toccoa, Georgia flat stock facility.

Net cash provided by financing activities was $135 thousand for the first quarter of fiscal year 1999 as opposed to $346 thousand in funds used during the same period last year. A $250 thousand loan was received in conjunction with the start-up of the Monticello plant. Cash dividends of $234 thousand were paid during the first quarter of fiscal 1999. Long-term debt to total equity declined from 14.7% at April 30, 1998 to 13.9% at July 31, 1998. There were no borrowings against the Company's short-term revolving credit facility during the period.

Cash flow from operations, combined with available borrowing capacity, is expected to be sufficient to meet forecasted working capital requirements, service existing debt obligations and fund capital expenditures for the remainder of fiscal 1999.

OTHER

The Company recognizes that the year 2000 presents many challenges for information systems, specifically the issue of two-digit determination of year. At the beginning of fiscal year 1998, the Company performed a self-assessment and has identified all known software and hardware issues associated with the two-character versus four-character year codes. Business plans have been developed and are being initiated which will bring about four-digit year compliance for all software and hardware systems by the end of calendar year 1999. The cost of updating systems to comply with four-digit dating is believed to be incrementally immaterial as the Company's strategic business plan had already called for upgrading information systems technology.

The Company further recognizes a risk from the year 2000 impact on its suppliers and customers. In response, the Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failures to remediate their own Year 2000 issues. The Company's total anticipated expenditures for Year 2000 conversions includes the estimated costs and time associated with the impact of third party Year 2000 issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company has determined it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold.

The Company's business has historically been subjected to seasonal influences, with higher sales typically realized in the second and fourth fiscal quarters. General economic forces and changes in the Company's customer mix have reduced seasonal fluctuations in the Company's performance over the past few years.

The costs of the Company's products are subject to inflationary pressures and commodity price fluctuations. Inflationary pressure and commodity price increases have been relatively modest over the past five years, except for lumber prices which rose significantly during fiscal 1997. The Company has generally been able over time to recover the effects of inflation and commodity price fluctuations through sales price increases.

The Company expects to maintain or increase recent profitability performance while investing resources in future products, facilities and markets. Additional volume and improved efficiencies should be sufficient to offset the anticipated rise in other costs.

The Company currently has insufficient overall capacity to meet projected growth. Capital spending has been initiated to correct this situation within the current fiscal year. Identified capital projects include expansion to remove specific capacity limitations in certain processes, productivity improvements, cost savings initiatives and replacement of aging equipment. The Company is also considering investment opportunities to increase the Company's business base, to acquire new products, and to gain access to new markets.

The Company establishes debt to equity targets in order to maintain the financial health of the Company and is prepared to trim investment plans to maintain financial strength.

While the Company is not currently aware of any events that would result in a material decline in earnings from fiscal 1998, we participate in an industry that is subject to rapidly changing conditions. The preceding forward looking statements are based on current expectations, but there are numerous factors that could cause the Company to experience a decline in sales and/or earnings including (1) overall industry demand at reduced levels, (2) economic weakness in a specific channel of distribution, especially the home center industry, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, (5) the need to respond to price or product initiatives launched by a competitor, and (6) a significant investment which provides a substantial opportunity to increase long-term performance. While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a materially adverse impact on short-term operating results.


On August 26, 1998 the Board of Directors approved a $.04 per share cash dividend on its Common Stock. The cash dividend will be paid on September 25, 1998 to shareholders of record on September 11, 1998.

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

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of American Woodmark Corporation held on August 21, 1998, the holders of 7,274,999 of the total 7,811,080 shares of Common Stock outstanding and eligible to vote duly executed and delivered valid proxies. The shareholders approved the two items outlined within the Company's Proxy Statement that was solicited to shareholders and reported to the Commission pursuant to Regulation 14A under the Act.

The following items were approved at the Company's Annual Meeting:

                                         Negative/
                            Affirmative  Withheld  Abstentions/
                               Votes       Votes     Non-Votes
                            -----------  --------  ------------
1.  Election of the           7,264,624    11,375       --
    Board of Directors.       7,263,624    10,375       --

2.  Ratification of           7,262,044     1,968    10,987
    Selection of
    Independent Certified
    Public Accountants.

As the members of the Board of Directors were elected individually, the aforementioned tallies pertaining to re-election represent a range of affirmative and negative votes.

Disclosure
The SEC has adopted Rule 14a-4(c) under the Securities Exchange Act of 1934, as amended, which regulates when proxies may confer discretionary authority to vote on shareholder proposals that have not been included in the Company's proxy statement for its annual meeting. The persons named in the Company's proxy for the 1999 Annual Meeting of Shareholders will be entitled to exercise the discretionary voting power conferred by such proxy under the circumstances specified in Rule 14a-4(c), including with respect to proposals received by the Company after June 5, 1999.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     The Company hereby agrees to furnish the Commission, upon request, instruments defining the rights of shareholders of long-term debt of the Company.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended July 31, 1998.

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

Date:  September 3, 1998           Date:  September 3, 1998


                                   Signing on behalf of the
                                   registrant and as principal
                                   financial officer