Form 10-Q
period 1998-10-31
AMERICAN WOODMARK CORP
filed 1998-12-14
CIK 794619

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

  [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 1998

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

Common Stock, no par value         7,891,867 shares outstanding
           Class                      as of December 11, 1998

                 AMERICAN WOODMARK CORPORATION

                           FORM 10-Q

                             INDEX

                                                            PAGE
PART I.  FINANCIAL INFORMATION                             NUMBER


Item 1. Financial Statements

        Balance Sheets--October 31, 1998 and
        April 30, 1998                                          3

        Statements of Income--Three months ended
        October 31, 1998 and 1997; Six months ended
        October 31, 1998 and 1997                               4

        Statements of Cash Flows--Six months ended
        October 31, 1998 and 1997                               5

        Notes to Financial Statements--October 31, 1998       6-9

Item 2. Management's Discussion and Analysis                10-13


PART II. OTHER INFORMATION


Item 6. Reports on Form 8-K                                    14


SIGNATURE                                                      15

PART I.   FINANCIAL INFORMATION

                  AMERICAN WOODMARK CORPORATION
                          BALANCE SHEETS
                (in thousands, except share data)

                                            October 31    April 30
                                               1998         1998
ASSETS                                     (Unaudited)   (Audited)
                                            ----------   ---------
Current Assets
  Cash and cash equivalents                   $19,384    $23,925
  Customer receivables                         31,562     27,365
  Inventories                                  14,246     11,884
  Prepaid expenses and other                    1,459      1,403
  Deferred income taxes                         1,289        997
                                               ------     ------
               Total Current Assets            67,940     65,574

Property, Plant and Equipment                  43,478     34,522
Deferred Costs and Other Assets                 8,483      5,604
Intangible Pension Assets                         781        781
                                             --------   --------
                                             $120,682   $106,481
                                             ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                            $17,145    $12,414
  Accrued compensation and related expenses    13,520     13,211
  Current maturities of long-term debt          1,885      2,001
  Other accrued expenses                        6,729      6,581
                                               ------     ------
               Total Current Liabilities       39,279     34,207

Long-Term Debt, less current maturities         8,645      8,717
Deferred Income Taxes                           2,540      2,397
Long-Term Pension Liabilities                   1,860      2,023
Commitments and Contingencies                      --         --


Stockholders' Equity
  Preferred Stock, $1.00 par value;
    2,000,000 shares authorized, none
    issued
  Common Stock, no par value; 20,000,000
    shares authorized; issued and
    outstanding 7,835,900 shares at
    October 31, 1998; 7,800,886 shares
    at April 30, 1998                          19,424     18,704
  Retained earnings                            48,934     40,433
                                              -------    -------
               Total Stockholders' Equity      68,358     59,137
                                             --------   --------
                                             $120,682   $106,481
                                             ========   ========
See notes to financial statements

                 AMERICAN WOODMARK CORPORATION
                      STATEMENTS OF INCOME
               (in thousands, except share data)
                           (Unaudited)



                             Three Months Ended   Six Months Ended
                                 October 31           October 31
                             -------------------  -----------------
                               1998      1997       1998     1997
                            --------  --------   -------- --------
Net sales                   $ 79,401  $ 62,738   $152,074 $118,708
Cost of sales and
  distribution                56,750    43,376    107,517   83,015
                            --------  --------   -------- --------
  Gross Profit                22,651    19,362     44,557   35,693

Selling and marketing
  expenses                    12,232     9,354     22,594   18,010
General and administrative
  expenses                     2,783     3,377      7,379    6,783
                            --------  --------   -------- --------
  Operating Income             7,636     6,631     14,584   10,900

Interest expense                  20       214        190      438
Other income                    (233)     (184)      (484)    (394)
                            --------   -------   -------- --------
  Income Before Income
    Taxes                      7,849     6,601     14,878   10,856

Provision for income
  taxes                        3,041     2,535      5,829    4,169
                            --------   -------   -------- --------
  Net Income                $  4,808  $  4,066   $  9,049  $ 6,687
                            ========  ========   ======== ========



Earnings Per Share

  Weighted average
   shares outstanding
     Basic                 7,827,961 7,743,736  7,818,429 7,737,027
     Diluted               8,000,211 7,879,628  7,992,216 7,874,434

  Net income per share
     Basic                     $0.62     $0.53      $1.16     $0.86
     Diluted                   $0.60     $0.52      $1.13     $0.85
                            ========   =======    =======    ======

See notes to financial statements

                   AMERICAN WOODMARK CORPORATION
                     STATEMENTS OF CASH FLOWS
                          (in thousands)
                           (Unaudited)

                                                 Six Months Ended
                                                    October 31
                                                ------------------
                                                   1998      1997
                                                 -------    -------
Operating Activities
  Net income                                     $ 9,049     $6,687
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for depreciation and amortization    4,170      3,791
    Net (gain) loss on disposal of property,
     Plant and equipment                             (13)        21
    Deferred income taxes                           (149)       (65)
    Other non-cash items                             489        254
    Changes in operating assets and liabilities:
     Customer receivables                         (4,698)    (3,820)
     Inventories                                  (2,350)      (490)
     Other assets                                 (4,750)    (2,121)
     Accounts payable                              4,731      1,298
     Accrued compensation and related expenses       308        771
     Other                                            65      1,406
                                                 -------    -------
       Net Cash Provided by Operating Activities   6,852      7,732

Investing Activities
  Payments to acquire property, plant and
    equipment                                    (11,256)    (2,864)
  Proceeds from sales of property, plant and
    equipment                                         15         18
                                                 -------    -------
       Net Cash Used by Investing Activities     (11,241)    (2,846)
                                                 -------    -------

Financing Activities
  Payments of long-term debt                        (426)      (676)
  Proceeds from the issuance of Common Stock         583        111
  Payment of dividends                              (547)      (386)
  Principal payments under capital lease
    obligations                                      (12)       (13)
  Proceeds from Long-term Borrowings                 250         --
                                                 -------    -------
       Net Cash Used by Financing Activities        (152)      (964)
                                                 -------    -------

Increase (Decrease) In Cash And Cash Equivalents  (4,541)     3,922

Cash And Cash Equivalents, Beginning Of Period    23,925     17,338
                                                 -------    -------
Cash And Cash Equivalents, End Of Period         $19,384    $21,260
                                                 =======    =======
See notes to financial statements

                  AMERICAN WOODMARK CORPORATION
                 NOTES TO FINANCIAL STATEMENTS



NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ended April 30, 1999. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended
April 30, 1998.

Certain fiscal 1998 amounts have been reclassified to conform to fiscal 1999 presentation.

NOTE B--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                         Three Months Ended    Six Months Ended
                             October 31            October 31
                         ------------------    -------------------
                            1998      1997       1998       1997
                          -------    -------    -------    -------
Numerator:
  Net income used for
   both basic and dilutive
   earnings per share       $4,808    $4,066    $9,049    $6,687



Denominator:
  Denominator for basic
    earnings per share -
    weighted-average
    shares               7,827,961  7,743,736  7,818,429  7,737,027

  Effect of dilutive
    securities:
    Employee Stock
      Options              172,250    135,892    173,787    137,407
                           -------    -------    -------    -------
Denominator for diluted
  earnings per share -
  adjusted weighted-
  average shares and
  assumed conversions    8,000,211  7,879,628  7,992,216  7,874,434
                         =========  =========  =========  =========

Basic earnings per share    $ 0.62     $ 0.53     $ 1.16     $ 0.86
                            ======     ======     ======     ======

Diluted earnings
  per share                 $ 0.60     $ 0.52     $ 1.13     $ 0.85
                            ======     ======     ======     ======

NOTE C--CUSTOMER RECEIVABLES

The components of customer receivables were:

                                          October 31    April 30
                                              1998         1998
                                            -------      -------
(in thousands)
Gross customer receivables                  $33,754      $29,122
Less:
  Allowance for doubtful accounts              (262)        (123)
  Allowance for returns and discounts        (1,930)      (1,634)
                                            -------      -------
Net customer receivables                    $31,562      $27,365
                                            =======      =======

NOTE D--INVENTORIES

The components of inventories were:

                                         October 31    April 30
                                            1998         1998
                                         --------      -------
(in thousands)
Raw materials                             $ 7,726      $ 7,052
Work-in-process                            13,100       10,678
Finished goods                                914        1,138
                                         --------      -------
Total FIFO inventories                    $21,740      $18,868

Reserve to adjust inventories
  to LIFO value                            (7,494)      (6,984)
                                         --------      -------
Total LIFO inventories                    $14,246      $11,884
                                         ========      =======

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

NOTE E--CASH FLOW

Supplemental disclosures of cash flow information:

                                       Six Months Ended
                                           October 31
                                       -----------------
                                        1998       1997
                                      -------     ------
(in thousands)
Cash paid during the period for:
  Interest                            $   313     $   414
  Income taxes                        $ 6,278     $ 3,408

NOTE F--OTHER INFORMATION

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS

           SIX MONTHS ENDED OCTOBER 31, 1998 AND 1997

RESULTS OF OPERATIONS

Net sales for the second quarter of fiscal 1999 were $79.4 million, an increase of 26.5% over the second quarter of fiscal 1998. Net sales of $152.1 million for the six-month period ended October 31, 1998 were 28.1% higher than the same period of the prior year. The increase in net sales for both periods was the result of continued growth with the leading national home center chains and increased direct shipments to new home builders.
Sales within the distributor channel were up slightly for the second quarter of fiscal 1999 as compared to the same period of fiscal 1998 and flat for the six-month period, compared year over year. Current year average unit prices increased over prior year due to a general price increase implemented during the third quarter of the prior fiscal year and improvement in both channel and product mix.

In fiscal 1999, second quarter gross margin was 28.5%, down from the fiscal 1998 second quarter gross margin of 30.9%. For the first six months of fiscal 1999, gross margin was 29.3%, down slightly from the previous year six month gross margin of 30.1%. The decreases were due to the negative impact of using out-sourced components as sales demand exceeded component manufacturing capacity. Material cost per unit increased due to lumber cost and a shift towards higher end products. Efficiency gains in hourly labor for both the quarter and six month periods were not sufficient to off-set the increase in material cost.

Selling and marketing expenses increased $2.9 million for the second quarter of fiscal 1999 and $4.6 for the first six months compared to the prior year. The increased expenses for both periods is primarily attributable to an increase in performance based marketing programs. General and administrative expenses decreased $594 thousand for the second quarter and increased $596 for the six month period when comparing fiscal 1999 to fiscal 1998. The decreased experienced in the second quarter of fiscal 1999 is associated with the timing of performance based employee bonus compensation accruals. The $596 thousand increase for the six months, fiscal 1999 over fiscal 1998, reflects increased reserves for bad debt and an overall increase in accruals for performance based employee bonus compensation.

LIQUIDITY AND CAPITAL RESOURCES

The company's operating activities generated $6.9 million in net cash for the first six months of fiscal year 1999 compared to $7.7 million net cash generated during the same period of the prior fiscal year. The increase in cash generated from net income in fiscal 1999 was more than offset by increases in customer receivables and inventories. Customer receivables have increased primarily as a result of the strong growth in sales. DSO has increased moderately based on change in channel mix. Inventory has increased with the increase in sales volume and wider product offering. Increased accounts payable, associated with increased production volume, produced a favorable impact on cash flow from operations during the first six months ended fiscal 1999 compared to the same period of the prior fiscal year.

Capital expenditures during the first six months of fiscal year 1999 were $11.3 million as the Company significantly increased its investment in facilities and equipment to support sales growth. During this period, capital spending included the start-up of a new lumber processing facility in Monticello, Kentucky, the continued expansion of the dimensioning and finishing facility located in Hardy County, West Virginia, and additional equipment for both the lumber processing facility in Orange, Virginia and the flatstock facility in Toccoa, Georgia. The Company anticipates that capital expenditures will continue at a rate equal to that of the first six months of the current fiscal year throughout the remainder of fiscal 1999 as the Company further invests in the Monticello, Kentucky facility and continues to fund projects designed to increase capacity and improve the Company's competitive position.

Net cash used by financing activities decreased $812 thousand over the prior year to $152 thousand due to the timing of payments on long-term debt, proceeds from the issuance of common stock and a $250 thousand long-term loan received in conjunction with the start-up of the Monticello, Kentucky facility. Long-term debt to total equity decreased from 14.7% at April 30, 1998 to 12.6% at October 31, 1998. There were no borrowings against the Company's short-term revolving credit facility during the period.

During the second fiscal quarter, the Company paid cash dividends of $313 thousand or $0.04 or per share.

Cash flow from operations combined with the accumulated cash on hand and available borrowing capacity is expected to be sufficient to meet forecasted working capital requirements, service existing debt obligations and fund capital expenditures for the remainder of fiscal year 1999.

On December 7, 1998 the Board of Directors approved a $.04 per share cash dividend on its Common Stock. The cash dividend will be paid on January 8, 1999 to shareholders of record on December
22, 1998.


YEAR 2000

The Company recognizes that the year 2000 presents many challenges for information systems, specifically the issue of two-digit determination of year. The Company has performed a self-assessment and has identified all known software and hardware issues associated with the two-character versus four-character year codes. Business plans have been developed and are being initiated which will bring about four-digit year compliance for all software and hardware systems during 1999. The cost of updating systems to comply with four-digit dating is believed to be incrementally immaterial as the Company's strategic business plan had already called for upgrading information systems technology. The Company has determined it has no exposure to contingencies related to the year 2000 issue for the products it has sold.

The Company further recognizes a risk from the year 2000 impact on its suppliers and customers. In response, the Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failures to remediate their own Year 2000 issues.

There can be no guarantee that the systems of suppliers and customers will be converted by the end of calendar 1999. In response, the company is developing contingency plans to address critical system interfaces with these third parties in the event that these third parties are unable to resolve their year 2000 compliance issues by the end of calendar year 1999. Based on presently available information, the company does not believe that the incremental cost associated with the year 2000 compliance activities of third parties is material to the company.


OTHER

On December 2, 1998 the company acquired Knapp Woodworking, Inc., a privately held Minnesota based manufacturer of custom cabinetry whose customer base is composed of both dealer-distributors and home builders. The company intends to operate Knapp Woodworking Inc. as an independent subsidiary for the foreseeable future. The Company is also considering other investment opportunities to increase the Company's business base, to acquire new products, and to gain access to new markets.


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

The Company currently has insufficient overall capacity to meet projected growth. As long as demand exceeds capacity and the company continues to purchase outside material, gross margins will be negatively impacted by continued higher cost of goods sold. Capital spending is under way to correct this situation within the current fiscal year. Identified capital projects include expansion to remove specific capacity limitations in certain processes, productivity improvements, cost savings initiatives and replacement of aging equipment.

The Company establishes debt to equity targets in order to maintain the financial health of the Company and is prepared to trim investment plans to maintain financial strength.

While the Company is not currently aware of any events that would result in a material decline in earnings from fiscal 1998, we participate in an industry that is subject to rapidly changing conditions. The preceding forward looking statements are based on current expectations, but there are numerous factors that could cause the Company to experience a decline in sales and/or earnings including (1) overall industry demand at reduced levels,
(2) economic weakness in a specific channel of distribution, especially the home center industry, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, (5) the need to respond to price or product initiatives launched by a competitor, (6) a significant investment which provides a substantial opportunity to increase long-term performance and (7) disruption of business from the failure of a significant customer or supplier to attain year 2000 compliance. While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a materially adverse impact on short-term operating results.

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

PART II.  OTHER INFORMATION


Item 6.   Reports on Form 8-K


(a)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the six months ended October 31, 1998.

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

Date:  December 14, 1998            Date:  December 14, 1998

                                   Signing on behalf of the
                                   registrant and as principal
                                   financial officer