Form 10-Q
period 1999-01-31
AMERICAN WOODMARK CORP
filed 1999-03-12
CIK 794619

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

  [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       January 31, 1999

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

Common Stock, no par value         7,912,479 shares outstanding
           Class                      as of March 11, 1998


                 AMERICAN WOODMARK CORPORATION

                           FORM 10-Q

                             INDEX

                                                            PAGE
PART I.  FINANCIAL INFORMATION                             NUMBER


Item 1. Financial Statements

        Consolidated Balance Sheets--January 31, 1999
        and April 30, 1998                                     3

        Consolidated Statements of Income--Three months
        ended January 31, 1999 and 1998; Nine months
        ended January 31, 1999 and 1998                        4

        Consolidated Statements of Cash Flows--Nine
        months ended January 31, 1999 and 1998                 5

        Notes Consolidated to Financial Statements-
        January 31, 1999                                    6-10

Item 2. Management's Discussion and Analysis               11-15


PART II. OTHER INFORMATION


Item 6. Reports on Form 8-K                                    16


SIGNATURE                                                      17

PART I.   FINANCIAL INFORMATION

                  AMERICAN WOODMARK CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                (in thousands, except share data)

                                            January 31    April 30
                                               1999        1998
                                            ----------   ---------
ASSETS                                     (Unaudited)   (Audited)

Current Assets
  Cash and cash equivalents                   $12,295    $23,925
  Customer receivables                         33,557     27,365
  Inventories                                  16,114     11,884
  Prepaid expenses and other                    1,779      1,403
  Deferred income taxes                         1,841        997
                                              -------    -------
               Total Current Assets            65,586     65,574

Property, Plant and Equipment                  49,931     34,522
Deferred Costs and Other Assets                 9,959      5,604
Intangible Pension Assets                         781        781
                                             --------   --------
                                             $126,257   $106,481
                                             ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                            $16,236    $12,414
  Accrued compensation and related expenses    13,072     13,211
  Current maturities of long-term debt          2,262      2,001
  Other accrued expenses                        6,165      6,581
                                              -------    -------
               Total Current Liabilities       37,735     34,207

Long-Term Debt, less current maturities        10,254      8,717
Deferred Income Taxes                           3,107      2,397
Long-Term Pension Liabilities                   1,728      2,023
Commitments and Contingencies                      --         --

Stockholders' Equity
  Preferred Stock, $1.00 par value;
    2,000,000 shares authorized, none
    issued
  Common Stock, no par value; 20,000,000
    shares authorized; issued and
    outstanding 7,904,452 shares at
    January 31, 1999; 7,800,886 shares
    at April 30, 1998                          21,228     18,704
  Retained earnings                            52,205     40,433
                                              -------    -------
               Total Stockholders' Equity      73,433     59,137
                                              -------    -------
                                             $126,257   $106,481
                                             ========   ========
See notes to consolidated financial statements

                 AMERICAN WOODMARK CORPORATION
               CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share data)
                           (Unaudited)



                             Three Months Ended   Nine Months Ended
                                 January 31           January 31
                             ------------------   -----------------
                               1999      1998       1999     1998
                              ------    ------     ------   ------

Net sales                   $ 81,186  $ 55,545   $233,260 $174,252
Cost of sales and
  distribution                59,089    39,343    166,606  122,357
                             -------   -------    -------  -------
  Gross Profit                22,097    16,202     66,654   51,895

Selling and marketing
  expenses                    11,780     8,472     34,374   26,482
General and administrative
  expenses                     4,594     3,592     11,973   10,375
                             -------   -------    -------  -------
  Operating Income             5,723     4,138     20,307   15,038

Interest expense                  87       199        277      637
Other income                    (117)     (213)      (601)    (607)
                             -------   -------    -------  -------
  Income Before Income
    Taxes                      5,753     4,152     20,631   15,008

Provision for income
  taxes                        2,166     1,603      7,995    5,772
                             -------   -------    -------  -------
  Net Income                $  3,587  $  2,549   $ 12,636  $ 9,236
                            ========  ========   ========  =======
Earnings Per Share

  Weighted average
   shares outstanding
     Basic                 7,876,728 7,752,627  7,837,925 7,742,227
     Diluted               8,085,101 7,924,672  8,022,835 7,885,819

  Net income per share
     Basic                     $0.46     $0.33      $1.61     $1.19
     Diluted                   $0.44     $0.32      $1.58     $1.17
                           ========= =========  ========= =========

Cash Dividends Declared
   Per Share                   $0.08     $0.03      $0.15     $0.08

See notes to consolidated financial statements

                   AMERICAN WOODMARK CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)
                           (Unaudited)

                                                 Nine Months Ended
                                                    January 31
                                                 -----------------
                                                   1999     1998
                                                 -------    ------
Operating Activities
  Net income                                     $12,636    $9,236
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for depreciation and amortization    6,709     5,731
    Net (gain) loss on disposal of property, plant
     and equipment                                    (7)       57
    Deferred income taxes                           (269)       (3)
    Other non-cash items                             721       (81)
    Changes in operating assets and liabilities:
     Customer receivables                         (5,217)   (2,021)
     Inventories                                  (3,554)   (1,745)
     Other assets                                 (6,408)   (3,040)
     Accounts payable                              2,965       731
     Accrued compensation and related expenses      (570)   (1,428)
     Other                                        (1,171)    2,121
                                                  ------    ------
       Net Cash Provided by Operating Activities   5,835     9,558
                                                  ------    ------
Investing Activities
  Payments to acquire property, plant and
    equipment                                    (16,439)   (4,264)
  Proceeds from sales of property, plant and
    equipment                                         24        51
                                                  ------    ------
       Net Cash Used by Investing Activities     (16,415)   (4,213)
                                                  ------    ------
Financing Activities
  Payments of long-term debt                      (2,183)   (1,940)
  Proceeds from the issuance of Common Stock         865       390
  Payment of dividends                              (863)     (619)
  Payment of loans                                (1,119)      -0-
  Proceeds from long-term borrowings               2,250       -0-
                                                  ------    ------
     Net Cash Used by Financing Activities        (1,050)   (2,169)
                                                  ------    ------
Increase (Decrease) In Cash And Cash Equivalents (11,630)    3,176

Cash And Cash Equivalents, Beginning Of Period    23,925    17,338
                                                  ------    ------
Cash And Cash Equivalents, End Of Period         $12,295   $20,514
                                                  ======    ======
See notes to consolidated financial statements

                  AMERICAN WOODMARK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ended April 30, 1999. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended
April 30, 1998.

Certain fiscal 1998 amounts have been reclassified to conform to fiscal 1999 presentation.

NOTE B--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                         Three Months Ended    Nine Months Ended
                             January 31            January 31
                         ------------------    -----------------
                          1999        1998      1999       1998
                         -------    -------    -------   -------
Numerator:
  Net income used for
   both basic and dilutive
   earnings per share     $3,587    $2,549     $12,636     $9,236
   (in thousands)


Denominator:
  Denominator for basic
    earnings per share -
    weighted-average
    shares               7,876,728  7,752,627  7,837,925  7,742,227

  Effect of dilutive
    securities:
    Employee Stock
      Options              208,373    172,045    184,910    143,592
                           -------    -------    -------   --------
Denominator for diluted
  earnings per share -
  adjusted weighted-
  average shares and
  assumed conversions    8,085,101  7,924,672  8,022,835  7,885,819
                         =========  =========  =========  =========
Basic earnings per share    $ 0.46     $ 0.33     $ 1.61     $ 1.19
                            ======     ======     ======     ======
Diluted earnings
  per share                 $ 0.44     $ 0.32     $ 1.58     $ 1.17
                            ======     ======     ======     ======

NOTE C--CUSTOMER RECEIVABLES

The components of customer receivables were:

                                          January 31    April 30
                                             1999         1998
(in thousands)                            ----------    ---------
Gross customer receivables                  $36,244      $29,122
Less:
  Allowance for doubtful accounts              (773)        (123)
  Allowance for returns and discounts        (1,914)      (1,634)
                                           --------      --------
Net customer receivables                    $33,557      $27,365
                                           --------      --------

NOTE D--INVENTORIES

The components of inventories were:

                                         January 31    April 30
                                            1999         1998
(in thousands)                           ----------    ---------
Raw materials                             $ 8,762      $ 7,052
Work-in-process                            13,227       10,678
Finished goods                                946        1,138
                                         ----------    ---------
Total FIFO inventories                    $22,935      $18,868

Reserve to adjust inventories
  to LIFO value                            (6,821)      (6,984)
                                         ----------    ---------
Total LIFO inventories                    $16,114      $11,884
                                         ==========    =========
Approximately 95% of the Company's inventories were stated on the basis of the last-in, first-out (LIFO) method at January 31, 1999 and 100% at April 30, 1998. All remaining inventories were valued using the first-in, first-out (FIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since they are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

NOTE E--CASH FLOW

Supplemental disclosures of cash flow information:

                                       Nine Months Ended
                                           January 31
                                       -----------------
                                         1999       1998
(in thousands)                         ------      ------
Cash paid during the period for:
  Interest                            $   492     $   598
  Income taxes                        $ 9,158     $ 6,231

NOTE F--LOANS PAYABLE AND LONG-TERM DEBT

In the third quarter of fiscal 1999, the Company borrowed $500,000 from the West Virginia Economic Development Authority. The borrowing bears interest at a fixed rate of 5.0% and requires monthly payments through 2008. Capital lease obligations increased $1,500,000 in the third quarter as a result of a sale leaseback transaction entered into with the state of West Virginia. This transaction has been accounted for as a financing arrangement. The obligations bear interest at a fixed rate of 6.18% and require semiannual payments through 2007.

On December 2, 1998, the Company acquired Knapp Cabinets in exchange for American Woodmark Corporation stock. As part of the transaction American Woodmark Corporation assumed Knapp loans payable of $1.1 million and long-term debt of $1.7 million. Subsequent to the date of acquisition, the Company paid off the loans payable balance and repaid $487 thousand of the long-term debt. The remaining Knapp Cabinet long-term debt bears interest at variable rates which approximated 9.25% as of January 31, 1999 and require monthly payments of principle and interest.

NOTE G--COMMITMENTS AND CONTINGENCIES

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

The Company has accrued for all known environmental remediation costs that are probable and can be reasonably estimated, and such amounts are not material. Due to factors such as the continuing evolution of environmental laws and regulatory requirements, technological changes, and the allocation of costs among potentially responsible parties, estimation of future remediation costs is necessarily imprecise. It is possible that the ultimate cost, which cannot be determined at this time, could exceed the Company's recorded liability. However, management is not aware of any matters that would be expected to have a material adverse effect on the Company's results of operations or financial position.

              MANAGEMENT'S DISCUSSION AND ANALYSIS

           NINE MONTHS ENDED JANUARY 31, 1999 AND 1998


RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal 1999 were $81.2 million, an increase of 46% over the same quarter of fiscal 1998. The Company's acquisition of Knapp Cabinets in December 1998 had no material impact on total reported net sales growth. Net sales for the nine-month period ending January 31, 1999 were $233.3 million, an increase of 34% over the same period of the prior year. The increase in net sales for the third quarter and current fiscal year to date were the result of continued growth with leading national home center chains, direct shipments to national and regional builders and sales to distributors. Current year average unit prices increased over prior year due to a general price increase implemented during the third quarter of the prior fiscal year and improvement in both channel and product mix.

For the third quarter gross margin declined from 29.2% in fiscal year 1998 to 27.2% in fiscal year 1999. For the nine-months ended January 31, 1999 gross margin declined from 29.8% in fiscal 1998 to 28.6% in fiscal 1999. The decrease in both periods was attributed to the negative impact of using out-sourced components as sales demand exceeded component manufacturing capacity. In addition, the Company experienced higher cost of product distribution due to both delivery rate increases and change in customer mix. Quarter over quarter, material cost per unit increased in fiscal 1999 due to the purchase of out-sourced components. Year-to-date, fiscal year 1999 material cost per unit has increased, as compared to the same period in fiscal 1998, due to the purchase of out-sourced components and a shift towards higher end products. Efficiency gains in hourly labor for both the quarter and nine-month periods partially offset the increase in material cost.

Selling and marketing expenses increased $3.3
million for the third quarter of fiscal year 1999 and $7.9 million for the first nine months compared to prior year. Increases for both periods were due to customer marketing programs designed to increase sales of the Company's products, performance based sales compensation and personnel additions to support the overall higher level of activity. General and administrative expenses were up $1.0 million for the third quarter and $1.6 for the nine months as compared to the prior fiscal year. Quarter over quarter, fiscal year 1999 to 1998, increased general and administrative expenses were due to additional payroll, increased consulting fees associated with the Company's periodic review of compensation plans and the general and administrative expenses incurred at Knapp Cabinets. General and administrative spending year to date fiscal year 1999 over fiscal 1998 increased due to increased reserves for bad debt, payroll and consulting fees.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities generated $5.8 million in net cash for the first nine months of fiscal year 1999 as compared to $9.6 million during the same period of the prior fiscal year. The additional cash generated from net income in fiscal 1999 was more than offset by increases in customer receivables and inventories. Customer receivables have increased primarily as a result of the strong growth in sales. Days sales outstanding has increased slightly due to a change in customer mix. Inventory increased due to higher sales volume and the continued expansion of the Company's product offering. Increased accounts payable, associated with increased production volume, produced a favorable impact on cash flow from operations during the first nine months of fiscal 1999 compared to the same period of fiscal 1998. Throughout fiscal 1999, the Company increased its net investment in customer displays which has negatively impacted cash flow as reported in other assets. The change in "other" items between fiscal years is associated with timing differences in payments of accrued customer promotions and taxes.

Capital expenditures during the first nine months of fiscal 1999 were $16.4 million as the Company significantly increased its investment in facilities and equipment to support sales growth. During this period, capital spending included the start-up of a new lumber processing facility in Monticello, Kentucky, the continued expansion of the dimensioning and finishing facility in Hardy County, West Virginia, and additional equipment for both the lumber processing facility in Orange, Virginia and the flatstock facility in Toccoa, Georgia. The Company anticipates that capital expenditures will continue at a rate equal to that of the first nine months of the current fiscal year throughout the remainder of fiscal 1999 as the Company further invests in the Monticello, Kentucky facility and continues to fund projects designed to increase capacity and improve the Company's competitive position.

Net cash used by financing activities decreased $1.0 million. As part of the Knapp acquisition the Company assumed loans payable of $1.1 million and long-term outstanding debt of $1.7 million. Subsequent to the date of acquisition, the Company paid off the loans payable balance and repaid $487 thousand of the long-term debt. Proceeds from long-term borrowings of $2.25 million were primarily associated with the expansion of the Hardy County, West Virginia facility. Long-term debt to equity decreased from 14.7% at April 30, 1998 to 14.0% at January 31, 1999. There was a single, one-day, borrowing against the Company's short-term revolving credit facility of $500,000 due to a timing issue between the maturity date of a short-term cash investment and larger than expected demands for cash disbursement on that date.

During the third quarter of fiscal 1999, the Company paid cash dividends of $316 thousand, or $0.04 per share.

Cash flow from operations combined with the accumulated cash on hand and available borrowing capacity is expected to be sufficient to meet the forecasted working capital requirements, service existing debt obligations and fund capital expenditures for the reminder of fiscal year 1999.

On December 2, 1998 the Board of Directors approved a $0.04 per share cash dividend on its common stock. The cash dividend was paid on January 8, 1999 to shareholders of record on December 22, 1998. On January 29, 1999 the Board of Directors approved a $0.04 per share cash dividend on its common stock. The cash dividend will be paid on March 1, 1999 to shareholders of record on February 15, 1999.


YEAR 2000

The Company recognizes that the year 2000 presents many challenges for information systems, specifically the issue of two-digit determination of year. The Company has performed a self-assessment and has identified all known software and hardware issues associated with the two-character versus four-character year codes. Business plans have been developed and initiated which will bring about four-digit year compliance for all software and hardware systems during 1999. The Company has completed 100% of the conversion of its order billing, accounts receivable and financial systems, with the exception of payroll, to a client-server based architecture that is Year 2000 compliant. As of January 31, 1999 the only remaining systems requiring conversion to client-server based Year 2000 compliant software were the payroll and manufacturing systems. Conversion of the Company's payroll system to a year 2000 complaint client-server architecture was 75% complete at January 31, 1999 and is expected to be 100% complete by July 31, 1999. Conversion of the Company's mainframe manufacturing information system to a year 2000 compliant system was 50% complete on January 31, 1999 and is expected to be 100% complete by September 30, 1999.

The cost of updating systems to comply with four-digit dating is believed to be incrementally immaterial as the Company's strategic business plan had already called for upgrading information systems technology and expects to incur no significant additional expense beyond its standard information systems operating cost. To date, 70% of the total conversion is complete. The Company has determined it has no exposure to contingencies related to the year 2000 issue for the products it has sold.

The Company further recognizes a risk from the year 2000 impact on its suppliers and customers. In response, the Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failures to remediate their own Year 2000 issues. The Company has contacted 546 of its vendors with greater than $20,000 in activity over the last twelve months. Of this vendor group 33% have responded. Of the vendor respondents, 63% have indicated that they will be year 2000 compliant on or before July 31, 1999. To date 50% of the Company's key customers have be identified as being year 2000 compliant, and the Company is working to further confirm year 2000 compliance among its customer base. However, based on presently available information, the Company does not believe that the incremental cost associated with the year 2000 compliance activities of third parties is material to the Company.

There can be no guarantee that the systems of suppliers and customers will be converted by the end of calendar 1999. In response, the Company is developing contingency plans to address critical system interfaces with these third parties in the event that these third parties are unable to resolve their year 2000 compliance issues by the end of calendar year 1999. At this point the Company has not quantified the impact of the most reasonably likely worst case scenario.


OTHER

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

The Company records liabilities for all probable and reasonably estimable loss contingencies on an undiscounted basis. For loss contingencies related to environmental matters, liabilities are based on the Company's proportional contamination of a site since management believes it "probable" that the other parties, which are financially solvent, will fulfill their proportional share of the contamination obligation of a site. There are no probable insurance or other indemnification receivables recorded. The Company has accrued for all known environmental remediation costs that are probable and can be reasonably estimated, and such amounts are not material.


PART II.  OTHER INFORMATION


Item 6.   Reports on Form 8-K


(a)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended January 31, 1999.

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

Date:  March 12, 1999              Date:  March 12, 1999

                                   Signing on behalf of the
                                   registrant and as principal
                                   financial officer