Form 10-K405
period 1999-04-30
AMERICAN WOODMARK CORP
filed 1999-07-16
CIK 794619

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           Form 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended April 30, 1999

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the registrant's Common Stock, no par value, held by non-affiliates of the registrant at June 28, 1999 was $281,272,393 based on the closing price on that date on the Nasdaq National Market.

   As of June 28, 1999, 7,923,166 shares of the Registrant's Common Stock were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Registrant's the Annual Report to Shareholders for the fiscal year ended April 30, 1999 ("1999 Annual Report") are incorporated by reference into Parts I and II of this Form 10-K.

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 24, 1999 (Proxy
Statement) are incorporated by reference into Part III of this Form 10-K.

                             PART I

Item 1.   BUSINESS

          The Company manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. The Company was formed in 1980 by the four principal managers of the Boise Cascade Cabinet Division through a leveraged buyout of that division. The Company was operated privately until 1986 when it became a public company through a common stock offering.

          The Company currently offers custom cabinetry and framed stock cabinets. The Company's framed stock cabinets are available in approximately 130 different cabinet lines, ranging in price from relatively inexpensive to medium-priced styles. Styles vary by design and color from natural wood finishes to low-pressure laminate surfaces. The Company's entire product offering of stock cabinets includes 40 door designs and seven colors. Stock cabinets consist of a common box with standard interior components and an oak, cherry, maple or hickory front frame. The Company's custom cabinetry is available in approximately 50 door styles with 20 basic colors, 8 glazes and two sheens to choose from, although we offer to match any color. The Company has approximately 6,000 sku's but will make almost any product a kitchen designer can create.

          The Company sells the Company's products under the brand names of American Woodmarkr, Crestwoodr, Timberlaker, Scots Prider, Coventry and Caser cabinets and Knappr.

          The Company's products are sold on a national basis through three market channels: independent dealer/distributors, home centers and major builders. The Company distributes its products to each market channel directly from the Company's four assembly plants and through a logistics network consisting of five service centers located in key areas throughout the United States.

          The primary raw materials the Company uses include oak, maple, cherry and hickory lumber. Additional raw materials include paint, particleboard, manufactured components and hardware. The Company currently purchases paint from one supplier; however, other sources are available. The Company's other raw materials are purchased from more than one source and are readily available.

          The Company operates in a highly fragmented industry that is composed of several thousand local, regional and national manufacturers. The Company believes that no other company in the industry has more than a 15% share of the market. The Company also believes that American Woodmark is one of the five largest manufacturers of kitchen cabinets in the United States.

          The Company's business has historically been subjected to seasonal influences, with higher sales typically realized in the second and fourth fiscal quarters. General economic forces and changes in the Company's customer mix have reduced seasonal fluctuations in the Company's revenue over the past few years.

          During the last fiscal year, the Company had two customers, The Home Depot and Lowe's Companies, Inc., which each accounted for more than 10% of The Company's sales.

          As of April 30, 1999, the Company had 3,087 employees. Approximately 29% of the Company's employees are represented by labor unions. The Company believes that the Company's employee relations are good.

Item 2.   PROPERTIES

          The Company leases its Corporate Office that is located in Winchester, Virginia. In addition, the Company leases one and owns eight manufacturing facilities located primarily in the eastern United States. The Company also leases eleven office centers located throughout the United States that support the distribution of products to each market channel.

Item 3.   LEGAL PROCEEDINGS

          In response to this Item, the information under "Legal
          Matters" under Note I to the Financial Statements in the 1999 Annual Report is incorporated herein by reference.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

              EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Registrant as of April 30, 1999 are as follows:

     Name                Age  Position(s) Held During Past Five Years

William F. Brandt, Jr.   53   Chairman of the Board from August
                              1996 to present;
                              Chairman and Chief Executive
                              Officer from 1995 to 1996;
                              Chairman and President from 1980
                              to 1995

James J. Gosa             51  President and Chief Executive
                              Officer from August 1996 to
                              present;
                              President and Chief Operating
                              Officer from 1995 to 1996;
                              Executive Vice President from 1993
                              to 1995

David L. Blount           51  Senior Vice President, Manufacturing
                              from May 1999 to Present;
                              Vice President, Manufacturing from
                              May 1995 to April 1999;
                              Vice President, Component
                              Manufacturing from 1994 to 1995

Kent B. Guichard          43  Senior Vice President, Finance and Chief
                              Financial Officer from May 1999 to
                              present;
                              Vice President, Finance and Chief
                              Financial Officer from November
                              1995 to April 1999;
                              Vice President, Finance from 1993
                              to 1995

Philip S. Walter          48  Senior Vice President and General Manager,
                              New Business Development from May
                              1999 to present;
                              Vice President and General Manager,
                              New Business Development from
                              August 1997 to April 1999;
                              President, Professional Turf
                              Products, Inc. and Managing
                              Director,
                              National Support Network, Inc.
                              (subsidiaries of The Toro Company)
                              from January 1996 to December 1996;
                              Director, Marketing and Sales, The
                              Toro Company, Irrigation Division,
                              from 1990 to 1996

     Name                Age  Position(s) Held During Past Five Years

Ian J. Sole               43  Senior Vice President, Sales and
                              Marketing from May 1999 to present;
                              Vice President, Sales and Marketing
                              from October 1997 to April 1999;
                              Vice President, International,
                              Hamilton Beach Proctor-Silex from
                              1996 to 1997;
                              Vice President, Marketing, Hamilton
                              Beach Proctor-Silex from 1991 to
                              1995

                               PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDERS MATTERS

          In response to this Item, the information under "Market
          Information" in the 1999 Annual Report is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA

          In response to this Item, the information under "Five
          Year Selected Financial Information" in the 1999 Annual
          Report is incorporated herein by reference.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          In response to this Item, the information under "Management's Discussion and Analysis" in the 1999
          Annual Report is incorporated herein by reference.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

          In respect to this item, the information under the caption "Other Comments" in "Management's Discussion and Analysis" in the 1999 Annual Report is incorporated herein by reference in Item 7.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          In response to this Item, the Consolidated Financial Statements, Notes to the Consolidated Financial Statements, the information under "Quarterly Results of Operations," and the Report of Ernst & Young LLP, Independent Auditors, in the 1999 Annual Report are incorporated herein by reference.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          In accordance with general instruction G(3) of Form 10-K,
	    the information called for by Item 10 of Part III is incorporated by reference to the Proxy Statement, except for information concerning the executive officers of the Registrant which is included in Part I of this report under the caption "Executive Officers of the Registrant."

Item 11.  EXECUTIVE COMPENSATION

          In response to this Item, and in accordance with Instruction G(3) of Form 10-K, the information under "Compensation of Executive Officers" in the Proxy Statement is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          In response to this Item, and in accordance with Instruction G(3) of Form 10-K, the information under "Principal Shareholders of the Company" in the Proxy Statement is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In response to this Item, and in accordance with Instruction G(3) of Form 10-K, the information under "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

          (a) 1. Financial Statements

                 The following financial statements of American
                 Woodmark Corporation are incorporated in this form 10-K by reference in Item 8:

                       Consolidated Balance Sheets as of April
                       30, 1999 and 1998

                       Consolidated Statement of Income and
                       Retained Earnings - for each year of the three-year period ended April 30, 1999

                       Consolidated Statement of Cash Flows -
                       for each year of the three-year period
                       ended April 30, 1999

                       Notes to Consolidated Financial Statements

                       Report of Independent Auditors

          (a) 2. Financial Statement Schedules

                 The following financial statement schedule is filed as a part of this Form 10-K:

                 Schedule II - Valuation of Qualifying
                 Accounts for each year of the three-year period ended April 30, 1999


          (a) 3. Exhibits

Exhibit No.                             Description
------------                            ------------

3.1        -  Articles of Incorporation as amended effective August 12,
              1987 (3)

3.2 (a)    -  Bylaws (1)

3.2 (b)    -  Amendment to Bylaws on June 22, 1994 (7)

3.2 (c)    -  Amendment to Bylaws on June 17, 1999

              The Articles of Incorporation and Bylaws of the [Registrant] as currently in effect
              (incorporated by reference to Exhibits 3.1, 3.2(a), 3.2(b) and 3.2(c) hereto)

4.2        -  Amended and Restated Stockholders' Agreement (1)

              Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments that define the rights of holders of the Registrant's long-term debt securities, where the long-term debt securities authorized under each such instrument do not exceed 10% of the Registrant's total assets, have been omitted and will be furnished to the Securities and Exchange Commission upon request.


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

10.1  (d)  -  Amendment to Amended and Restated Loan
              Agreement and to Reimbursement Agreements as of March 15, 1993 (6)

10.1  (e)  -  Amendment to Amended and Restated Loan
              Agreement and to Reimbursement Agreements as of August 31, 1993 (7)

10.1  (f)  -  Amendment to Amended and Restated Loan
              Agreement and to Reimbursement Agreements as of March 15, 1994 (7)

10.1  (g)  -  Amendment to Amended and Restated Loan Agreement
              and to Reimbursement Agreements as of July 27, 1994 (8)

10.1  (h)  -  Amendment to Amended and Restated Loan Agreement
              and to Reimbursement Agreements as of July 8, 1996 (12)

10.1  (i)  -  Amendment to Amended and Restated Loan Agreement
              as of August 31, 1996 (12)

10.2  (a)  -  Security Agreement between the Company and
              NationsBank of North Carolina as of March 23, 1992(5)

10.2  (b)  -  Amendment to Security Agreement as of
              August 31, 1993 (7)

10.2  (c)  -  Second Amendment to Security Agreement as of
              August 31, 1996 (12)

10.3  (a)  -  Bond Purchase Agreement and Agreement of
              Sale - The Industrial Development Authority of the
              County of Mohave, Arizona (2)

10.3  (b)  -  Bond Purchase Agreement and Agreement of
              Sales - Stephens County Development Authority (3)

10.3  (c)  -  Loan Agreement between the Company and the
              County Commission of Hardy County, West Virginia as of December 1, 1991, relating to bond financing (5)

10.3  (d)  -  Promissory Note between the Company and
              County Commission of Hardy County, West Virginia as of December 18, 1991 (5)

10.3  (e)  -  Reimbursement Agreement between the
              Company and NationsBank as of December 1, 1991 (5)

10.3  (f)  -  Amendment to Reimbursement Agreements as
              of June 15, 1992 (5)

10.4  (a)  -  Deed of Trust and Security Agreement -
              Hardy County, West Virginia, as amended (1)

10.5  (a)  -  Security Agreement between the Company and
              the West Virginia Economic Development Authority (1)

10.5  (b)  -  Deed of Trust - Hardy County, West Virginia (1)

10.6  (a)  -  Lease between the Company and Amwood Associates (1)

10.6  (b)  -  Lease between the Company and the West
              Virginia Industrial and Trade Jobs Development
              Corporation (3)

10.6  (c)  -  Lease between the Company and the West
              Virginia Industrial and Trade Jobs Development
              Corporation (3)

10.7  (a)  -  1986 Employee Stock Option Plan (1)

10.7  (b)  -  Form of Option Agreement and Stock
              Purchase Agreement (1)

10.7  (c)  -  1995 Non-Employee Directors Stock Option Plan (9)

10.7  (d)  -  1996 Stock Option Plan (10)

10.8  (a)  -  1999 Annual Incentive Plan for Chairman and
              President/CEO

10.8  (b)  -  1999 Annual Incentive Plan for Vice Presidents

10.9       -  ISDA Master Agreement between NationsBank, N.A.
              and American Woodmark Corporation as of May 29, 1998 (13)

10.10 (a)  -  Loan Agreement between the Company and the West Virginia
              Economic Development Authority as of November 20, 1998 Relating to equipment financing.

10.10 (b)  -  Promissory Note between the Company and the West Virginia
              Economic Development Authority as of November 20, 1998.

10.10 (c)  -  Security Agreement between the Company and the West Virginia
              Economic Development Authority as of November 20, 1998.

10.10 (d)  -  Amendment of Deed of Lease between the Company and the West
              Virginia Economic Development Authority as of November 20,
              1998.

10.10 (e)  -  Promissory Note between the Company and the Wayne County EZ
              Industrial Development Authority of Kentucky as of
              July 22, 1998.

10.10 (f)  -  Promissory Note between the Company and Amende Cabinet
              Corporation, a wholly owned subsidiary of the Company, as of July 30, 1998.

10.10 (g)  -  Credit Agreement between the Company and NationsBank, N. A.
              as of September 1, 1998.

10.10 (h)  -  Loan Agreement between the Company and Wells Fargo Bank,
              N. A. as of March 23, 1999.

10.10 (i)  -  Promissory Note between the Company and NationsBank, N. A.
              as of July 31, 1989

13         -  1999 Annual Report to Shareholders

23         -  Consent of Ernst & Young LLP, Independent Auditors

27         -  Financial Data Schedule

          (b)  Reports on Form 8-K

               None.

_________________________________________________________________________
  (1) - Incorporated by reference to exhibits filed with Form S-1, No. 33-6245.

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

  (9) - Incorporated by reference to exhibits filed with Form S-8, No. 333-12631.

  (10) - Incorporated by reference to exhibits filed with Form S-8, No. 333-12623.

  (11) - Incorporated by reference to exhibits filed with the 1996 Form 10-K.

  (12) - Incorporated by reference to exhibits filed with the 1997 Form 10-K.

  (13) - Incorporated by reference to exhibits filed with the 1998 Form 10-K.

              Schedule II - Valuation and Qualifying Accounts

                       AMERICAN WOODMARK CORPORATION

                              (In Thousands)


                                        Additions
                         Balance at  Charged to                      Balance
                         Beginning   Cost and             Deduc-     at End
Description(a)           of Period   Expenses   Other     tions      of Period
                         ----------  ---------- --------  ---------  ---------

Year ended April 30, 1999:

 Allowance for doubtful
      accounts            $  123      $  185     $  320(e) $  (206)(b) $  422
                          ------      ------     ------    -------     ------

 Reserve for cash
    discounts             $  365      $5,415(c)  $  --     $(5,235)(d) $  545
                          ------      ------     ------    -------     ------

 Reserve for sales returns
      and allowances      $1,269      $7,303(c)  $  --     $(6,976)    $1,596
                          ------      ------     ------    -------     ------


Year ended April 30, 1998:

 Allowance for doubtful
      accounts               $  210      $  --      $ --     $   (87)(b) $  123
                             ------      ------     -----    -------     ------

 Reserve for cash discounts  $  303      $3,883(c)  $ --     $(3,821)(d) $  365
                             ------      ------     -----    -------     ------

 Reserve for sales returns
     and allowances          $  868      $5,051(c)  $ --     $(4,650)    $1,269
                             ------      ------     -----    -------     ------


Year ended April 30, 1997:

 Allowance for doubtful
     accounts                $  629      $  830     $ --     $(1,249)(b) $  210
                             ------      ------     -----    -------     ------

 Reserve for cash discounts  $  250      $3,236(c)  $ --     $(3,183)(d) $  303
                             ------      ------     -----    -------     ------

 Reserve for sales returns
     and allowances          $  627      $4,492(c)  $ --     $(4,251)    $  868
                             ------      ------     ------   -------     ------



(a)  All reserves relate to accounts receivable.
(b)  Principally write-offs, net of collections.
(c)  Reduction of gross sales.
(d)  Cash discounts granted.
(e)  Adjustments resulting from the acquisition of Knapp
     Woodworking, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              American Woodmark Corporation
                                         (Registrant)


July 15, 1999                 /s/ JAMES J. GOSA
                              -----------------
                              James J. Gosa
                              President and
                              Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 15, 1999  /s/ JAMES J. GOSA
               -----------------
               James J. Gosa
               President and
               Chief Executive Officer
               (Principal Executive Officer)
               Director

July 15, 1999  /s/ KENT B. GUICHARD
               --------------------
               Kent B. Guichard
               Senior Vice President, Finance and
               Chief Financial Officer
               (Principal Financial Officer)
               Director

July 15, 1999  /S/ WILLIAM A. ARMSTRONG
               ------------------------
               William A. Armstrong
               Corporate Controller
               (Principal Accounting Officer)

July 15, 1999  /s/ WILLIAM F. BRANDT, JR.
               --------------------------
               William F. Brandt, Jr.
               Chairman of the Board
               Director

July 15, 1999  /s/ DANIEL T. CARROLL
               ---------------------
               Daniel T. Carroll
               Director

July 15, 1999  /s/ C. ANTHONY WAINWRIGHT
               -------------------------
               C. Anthony Wainwright
               Director

July 15, 1999  /s/ MARTHA M. DALLY
               -------------------
               Martha M. Dally
               Director

July 15, 1999  /s/ FRED S. GRUNEWALD
               ---------------------
               Fred S. Grunewald
               Director

In accordance with Securities and Exchange Commission requirements, the Company will furnish copies of all exhibits to its Form 10-K not contained herein upon receipt of a written request and payment of $.10 (10 cents) per page to:


                    Mr. Kent Guichard
                    Senior Vice President, Finance and
                    Chief Financial Officer
                    American Woodmark Corporation
                    P.O. Box 1980
                    Winchester, Virginia 22604-8090