Form 10-Q
period 1999-07-31
AMERICAN WOODMARK CORP
filed 1999-09-10
CIK 794619

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

  [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       July 31, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value         7,940,829 shares outstanding
--------------------------         ----------------------------
           Class                      as of September 9, 1999

                 AMERICAN WOODMARK CORPORATION

                           FORM 10-Q

                             INDEX

                                                            PAGE
PART I.  FINANCIAL INFORMATION                             NUMBER
------------------------------                             ------

Item 1. Financial Statements

        Consolidated Balance Sheets--July 31, 1999
        and April 30, 1999                                     3

        Consolidated Statements of Income--Three months
        ended July 31, 1999 and 1998                           4

        Consolidate Statements of Cash Flows--Three months
        ended July 31, 1999 and 1998                           5

        Notes to Consolidated Financial
        Statements--July 31, 1999                            6-9

Item 2. Management's Discussion and Analysis               10-15

Item 3.  Quantitative and Qualitative
         Disclosure of Market Risk                            15

PART II. OTHER INFORMATION
--------------------------

Item 4.  Submission of Matters to a Vote of
         Security Holders                                     16

Item 6. Reports on Form 8-K                                   16


SIGNATURE                                                     17
---------

PART I.   FINANCIAL INFORMATION

Item. 1.  Financial Statements
          --------------------

                  AMERICAN WOODMARK CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                (in thousands, except share data)

                                             July 31     April 30
                                               1999        1999
ASSETS                                     (Unaudited)   (Audited)
                                              -------     ------
Current Assets
  Cash and cash equivalents                   $ 9,305    $14,165
  Customer receivables                         36,611     38,925
  Inventories                                  21,224     18,008
  Prepaid expenses and other                    1,483      1,487
  Deferred income taxes                         2,014      1,936
                                               ------     ------
               Total Current Assets            70,637     74,521

Property, Plant and Equipment                  59,462     53,739
Deferred Costs and Other Assets                12,607     11,046
Intangible Pension Assets                       1,303      1,303
                                              -------    -------
                                             $144,009   $140,609
                                              =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                            $18,571    $18,919
  Accrued compensation and related expenses    15,373     17,183
  Current maturities of long-term debt          1,973      1,974
  Other accrued expenses                        8,146      6,959
                                               ------     ------
               Total Current Liabilities       44,063     45,035

Long-Term Debt, less current maturities        11,166     11,435
Deferred Income Taxes                           3,512      3,373
Long-Term Pension Liabilities                   2,429      2,429
Commitments and Contingencies                      --         --

Stockholders' Equity
  Preferred Stock, $1.00 par value;
    2,000,000 shares authorized, none
    issued
  Common Stock, no par value; 20,000,000
    shares authorized; issued and
    outstanding 7,924,754 shares at
    July 31, 1999; 7,916,135 shares at
    April 30, 1999                             21,780     21,575
  Retained earnings                            61,059     56,762
                                               ------     ------
               Total Stockholders' Equity      82,839     78,337
                                              -------    -------
                                             $144,009   $140,609
                                              =======    =======
See notes to consolidated financial statements

                 AMERICAN WOODMARK CORPORATION
               CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share data)
                          (Unaudited)


                                                Quarter Ended
                                                   July 31
                                              ------------------
                                              1999         1998
                                              ------      ------
Net sales                                    $94,177     $72,673
Cost of sales and distribution                68,104      50,767
                                              ------      ------
  Gross Profit                                26,073      21,906

Selling and marketing expenses                14,223      10,361
General and administrative expenses            4,197       4,596
                                              ------      ------
  Operating Income                             7,653       6,949

Interest expense                                 129         170
Other income                                     (60)       (250)
                                              ------      ------
  Income Before Income Taxes                   7,584       7,029

Provision for income taxes                     2,970       2,788
                                              ------      ------
  Net Income                                 $ 4,614     $ 4,241
                                              ======      ======


Earnings Per Share

  Weighted average
   shares outstanding
     Basic                                 7,920,315   7,808,792
     Diluted                               8,113,016   7,993,091

  Net income per share
     Basic                                     $0.58       $0.54
     Diluted                                   $0.57       $0.53
                                              ======      ======


See notes to consolidated financial statements

                   AMERICAN WOODMARK CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)
                           (Unaudited)

                                                   Quarter Ended
                                                      July 31
                                                  ----------------
                                                   1999      1998
                                                  ------    ------
Operating Activities
  Net income                                     $ 4,614   $ 4,241
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for depreciation and amortization    3,245     1,997
    Net gain on disposal of property,
     plant and equipment                              --       (13)
    Deferred income taxes                             60       (28)
    Other non-cash items                             334       537
    Changes in operating assets and liabilities:
     Customer receivables                          2,180    (2,869)
     Inventories                                  (3,417)      (95)
     Other assets                                 (3,262)   (2,313)
     Accounts payable                               (348)    1,710
     Accrued compensation and related expenses    (1,810)   (1,656)
     Other                                         1,219     4,362
                                                  ------    ------
       Net Cash Provided by Operating Activities   2,815     5,873

Investing Activities
  Payments to acquire property, plant and
    equipment                                     (7,275)   (6,207)
  Proceeds from sales of property, plant and
    equipment                                          7        15
                                                  ------    ------
       Net Cash Used by Investing Activities      (7,268)   (6,192)
                                                  ------    ------
Financing Activities
  Payments of long-term debt                        (270)     (131)
  Proceeds from the issuance of Common Stock         180       250
  Payment of dividends                              (317)     (234)
  Proceeds from long-term borrowings                  --       250
                                                  ------    ------
       Net Cash Provided (Used) by
         Financing Activities                       (407)      135

Decrease In Cash And Cash Equivalents              (4,860)    (184)

Cash And Cash Equivalents, Beginning Of Period    14,165    23,925
                                                  ------    ------
Cash And Cash Equivalents, End Of Period         $ 9,305   $23,741
                                                  ======    ======


See notes to consolidated financial statements

                   AMERICAN WOODMARK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ended April 30, 2000. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1999.

NOTE B--NEW ACCOUNTING PRONOUNCEMENTS

As of May 1, 1999 the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires qualifying computer software costs incurred in connection with obtaining or developing software for internal use to be capitalized. In prior years, the Company capitalized costs of purchased software and expensed internal costs of developing software. The effect of adopting this SOP was not material to the first quarter results and is not expected to be material for the full year.

NOTE C--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                      Three Months Ended
                                             July 31
                                    ---------------------
                                       1999         1998
                                    --------     --------

Numerator:
  Net income (in thousands)
   used for both basic and
   dilutive earnings per share        $4,614       $4,241


Denominator:
  Denominator for basic
    earnings per share -
    weighted-average
    shares                         7,920,315    7,808,792

  Effect of dilutive
    securities:
    Employee Stock
      Options                        192,701      184,299
                                    --------     --------
Denominator for diluted
  earnings per share -
  adjusted weighted-
  average shares and
  assumed conversions              8,113,016    7,993,091
                                   =========    =========

Basic earnings per share              $ 0.58       $ 0.54
                                      ======       ======
Diluted earnings
  per share                           $ 0.57       $ 0.53
                                      ======       ======

NOTE D--CUSTOMER RECEIVABLES

The components of customer receivables were:

                                            July 31      April 30
                                              1999         1999
(in thousands)                               ------       ------
Gross customer receivables                  $39,302      $41,488
Less:
  Allowance for doubtful accounts              (616)        (422)
  Allowance for returns and discounts        (2,075)      (2,141)
                                             ------       ------
Net customer receivables                    $36,611      $38,925
                                             ======       ======

NOTE E--INVENTORIES

The components of inventories were:

                                          July 31      April 30
                                           1999          1999
(in thousands)                             ------       ------
Raw materials                             $10,611      $ 9,433
Work-in-process                            16,314       14,409
Finished goods                              1,310        1,069
                                           ------       ------
Total FIFO inventories                    $28,235      $24,911


Reserve to adjust inventories
  to LIFO value                            (7,011)      (6,903)
                                           ------       ------

Total LIFO inventories                    $21,224      $18,008
                                           ======       ======

Inventories determined using the LIFO inventory method were $20,274,000 at July 31, 1999 and $17,232,000 at April 30, 1999.
Inventories determined using the FIFO inventory method were $950,000 at July 31, 1999 and $776,000 at the end of 1999. An
actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since they are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

NOTE F--CASH FLOW

Supplemental disclosures of cash flow information:

                                      Three Months Ended
                                            July 31
                                      ------------------
                                        1999       1998
                                        -----      -----
(in thousands)
Cash paid during the period for:
  Interest                             $   93    $   114
  Income taxes                         $1,004    $   829

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

Item 2. Management's Discussion and Analysis
        ------------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS
             THREE MONTHS ENDED JULY 31, 1999 AND 1998

Results of Operations
---------------------
Net sales for the first quarter of fiscal 2000 were $94.2 million, an increase of 29.6% over the same quarter of fiscal 1999.
Improved sales were reported in all channels of distribution as the result of new product lines introduced over the past year, new store openings in the home center channel, increased sales of higher end products and overall market share gains. The average price per unit sold in the first quarter of fiscal year 2000 increased 4.8% over the same period in fiscal year 1999. The period over period increase in average unit price is due to a general price increase that was implemented in the third quarter of fiscal year 1999 and improvement in both product and channel mix. Overall unit volume increased from the same period in the prior year as the Company continues to gain overall market share, primarily due to the impact of new product styles and the expanded geographic presence of the builder channel.

Gross margin for the first quarter of fiscal year 2000 declined to 27.7% from 30.1% for the same period of fiscal year 1999. The decline in gross margin is due to higher material, labor and delivery costs. Increased material costs were the result of a more material intensive, higher end product mix and capacity limitations that required outsourcing of certain component parts to meet current demand. Higher labor costs were the result of overtime and the short-term impact of recently hired and relatively inexperienced production employees hired to support the Company's growth. Freight costs increased due to general price increases imposed by the Company's third party freight partners.

In the first quarter of fiscal year 2000 selling and marketing expenses increased $3.9 million compared to the same period of fiscal year 1999 due to increased promotional expenditures and increased staffing levels to support the Company's growth. General and administrative expenses decreased $399 thousand due to lower accruals for employee incentive programs.

Liquidity and Capital Resources
-------------------------------
The Company's operating activities generated $2.8 million in net cash in the first three months of fiscal year 2000 compared to $5.9 million net cash generated in the same period of the prior fiscal year. Additional cash generated from a decrease in customer receivables was more than offset by increases in inventory and investments in promotional displays. Customer receivables decreased due to the timing of payments from certain accounts. Increased depreciation expense resulted from the Company's aggressive capital expenditure program over the past fifteen months. The increase in inventory levels results primarily from higher levels of work-in-process inventory required to support the Company's expanded product offering, overall growth and preparation for peak demand during the fall selling season. The period over period reduction in favorable cash flow from other accrued liabilities resulted primarily from changes in the timing of payments for promotional and tax related expense items.

Capital spending during the first quarter of fiscal year 2000 was $7.3 million, an increase of $1.1 million over the same period of the prior fiscal year. The Company is continuing to invest capital into additional capacity through a combination of new facility construction and plant expansions. During the first three months of fiscal year 2000 the Company invested in the initial construction of its new assembly and finishing facility located in Gas City, Indiana, expansion of finishing operations at its Moorefield, West Virginia facility, expansion of the drying and lumber processing capabilities of its lumber dimension facility located in Monticello, Kentucky, as well as general spending for machinery to increase capacity and efficiency. The Company anticipates that capital expenditures will continue at a rate equal to or greater than that of the first three months of the current fiscal year throughout the remainder of fiscal year 2000 as the Company continues to fund projects designed to increase capacity and improve the Company's competitive position. The Company intends to increase manufacturing capacity through both the expansion of existing facilities and the construction of new facilities.

Net cash used by financing activities was $407 thousand in the first quarter of fiscal year 2000 as payments of long-term debt and dividends in the first quarter of fiscal year 2000 were only partially offset by proceeds from the issuance of common stock. In the same period of the prior fiscal year $135 thousand in net cash was provided through financing activities. Long-term debt to total equity declined from 14.6% at April 30, 1999 to 13.5% at July 31, 1999. There were no borrowings against the Company's short-term revolving credit facility during the first quarter of fiscal year 2000. Cash dividends of $317 thousand were paid during the first quarter of fiscal year 2000.

Cash flow from operations combined with accumulated cash on hand and available borrowing capacity is expected to be sufficient to meet forecasted working capital requirements, service existing debt obligations and fund capital expenditures for the remainder of fiscal year 2000.

Year 2000
---------
The Company recognizes that the year 2000 presents many challenges for information systems, specifically the issue of two-digit determination of year. The Company has performed a self-assessment and has identified all known software and hardware issues associated with two-character versus four-character year codes. Business plans have been developed and initiated which will bring about four-digit year compliance for all internal software and hardware systems during calendar year 1999. The Company has completed 100% of the conversion of its order billing, accounts receivable and financial systems, to a client-server based architecture that is Year 2000 compliant. As of August 31, 1999 the only remaining system requiring completion of conversion to client-server based Year 2000 compliant software was the manufacturing system. Conversion of the Company's mainframe manufacturing information system to a year 2000 compliant system was 90% complete on August 31, 1999 and is expected to be 100% complete by September 30, 1999. The cost of updating systems to comply with four-digit dating is believed to be incrementally immaterial as the Company's strategic business plan had already called for upgrading information systems technology. No significant additional expense beyond the standard information systems operating cost is expected. To date, 95% of the total conversion is complete. The Company has no exposure to contingencies related to the Year 2000 Issue for the products it has sold.

The Company further recognizes a risk from the year 2000 impact on its suppliers and customers. In response, the Company has initiated formal communications with all of its significant suppliers, large customers and service providers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failures to remediate their own year 2000 issues. The Company has contacted all of its critical vendors and all vendors with greater than $20,000 in activity over the last twelve months. Of this vendor group 59% have responded, including 100% of those suppliers deemed critical. Of the vendor respondents, all critical vendors have indicated that they were year 2000 compliant on or before July 31, 1999. Of the remaining population of surveyed vendors, 74% have responded that they will be year 2000 compliant on or before July 31, 1999. To date 80% of the Company's key customers have been identified as being year 2000 compliant, and the Company is working to further confirm year 2000 compliance among its customer base. To date, the Company is not aware of any external agent Year 2000 Issue that would materially impact the Company's results of operations, liquidity or capital resources. Further, based on presently available information, the Company does not believe that the incremental cost associated with the year 2000 compliance activities of third parties is material to the Company.

There can be no guarantee that the systems of suppliers and customers will be converted by the end of calendar year 1999. In response, the Company is developing contingency plans to address critical system interfaces with these third parties in the event that these third parties are unable to resolve their year 2000 compliance issues by the end of calendar year 1999. At this point the Company has not quantified the impact of the most reasonably likely worst case scenario.

The Company plans to complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


Other
-----
The Company's business has historically been subjected to seasonal influences, with higher sales typically realized in the second and fourth fiscal quarters. General economic forces and changes in the Company's customer mix have reduced seasonal fluctuations in the Company's performance over the past few years.

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

While the Company is not currently aware of any events that would result in a material decline in earnings from fiscal 1999, we participate in an industry that is subject to rapidly changing conditions. The preceding forward looking statements are based on current expectations, but there are numerous factors that could cause the Company to experience a decline in sales and/or earnings including (1) overall industry demand at reduced levels,
(2) economic weakness in a specific channel of distribution, especially the home center industry, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, (5) the need to respond to price or product initiatives launched by a competitor, (6) a significant investment which provides a substantial opportunity to increase long-term performance and (7) disruption of business from the failure of a significant customer or supplier to attain year 2000 compliance. While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a materially adverse impact on short-term operating results.

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

The Company records liabilities for all probable and reasonably estimable loss contingencies on an undiscounted basis. For loss contingencies related to environmental matters, liabilities are based on the Company's proportional share of contamination of a site since management believes it "probable" that the other parties, which are financially solvent, will fulfill their proportional share of the contamination obligation of a site. There are no probable insurance or other indemnification receivables recorded. The Company has accrued for all known environmental remediation costs that are probable and can be reasonably estimated, and such amounts are not material.

As reported in the Company's fiscal year 1999 Annual Report, the financial condition of Hechinger Co., the Company's third largest Home Center customer, deteriorated significantly with the release of the second fiscal quarter results in May 1999 for the period ended April 3, 1999. Subsequent to the release, Hechinger Co. filed for protection under Chapter 11 of the United States Bankruptcy Code. On September 9, 1999 Hechinger Co. announced that it would proceed with an orderly liquidation of its assets. The Company believes that this latest announcement will not have any material impact to the Company's performance as overall industry growth and the Company's continued increase in market share have been sufficient to offset lost sales from the reduction of business with Hechinger Co. The Company did not have any material net asset exposure as of the date Hechinger Co. filed for bankruptcy protection nor did the Company have any material net asset exposure on the date Hechinger Co. announced its intent to proceed with an orderly liquidation of assets.

During the first quarter of fiscal 2000 the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires qualifying computer software costs incurred in connection with obtaining or developing software for internal use to be capitalized. In prior years, the Company capitalized costs of purchased software and expensed internal costs of developing software. The effect of adopting this SOP was not material to the first quarter results, and is not expected to be material for the full year.

On August 24, 1999 the Board of Director's approved a $0.05 per share cash dividend on its common stock. The cash dividend will be paid on September 24, 1999 to shareholders of record on September
10, 1999.

Item 3.   Quantitative and Qualitative Disclosure of Market Risk
          ------------------------------------------------------
The Company is exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, its investments in securities. The Company uses interest rate swap agreements to manage exposure to interest rate changes on certain long-term borrowings. The Company's exposure to interest rate changes is not considered to be material.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
At the Annual Meeting of Shareholders of American Woodmark Corporation held on August 24, 1999, the holders of 7,007,739 of the total 7,923,166 shares of Common Stock outstanding and eligible to vote duly executed and delivered valid proxies. The shareholders approved the two items outlined within the Company's Proxy Statement that was solicited to shareholders and reported to the Commission pursuant to Regulation 14A under the Act.

The following items were approved at the Company's Annual Meeting:

                                              Negative/
                                Affirmative   Withheld  Abstentions/
                                   Votes        Votes     Non-Votes
                                -----------   --------  -----------
1.  Election of the               6,608,954    398,785           --
    Board of Directors.

2.  Ratification of               7,000,856      2,843        4,040
    Selection of
    Independent Certified
    Public Accountants.

3.  First Amendment to the        6,921,667     75,960       10,112
    Company's Shareholder
    Value Plan for Employees

4.  Company's 1999 Stock          5,310,781    755,889       13,632
    Option Plan for Employees

As the members of the Board of Directors were elected individually, the aforementioned tallies pertaining to re-election represent a range of affirmative and negative votes.


Item 6.   Reports on Form 8-K
          -------------------
 (a) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended July 31, 1999.

                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN WOODMARK CORPORATION
                                            (Registrant)




/s/William A. Armstrong            /s/   Kent B. Guichard
-----------------------            ----------------------
William A. Armstrong               Kent B. Guichard
Corporate Controller               Senior Vice President,
                                   Finance and Chief Financial
                                   Officer

Date:   September 10, 1999         Date:   September 10, 1999
        ------------------                 ------------------
                                   Signing on behalf of the
                                   registrant and as principal
                                   financial officer