Form 10-Q
period 1999-10-31
AMERICAN WOODMARK CORP
filed 1999-12-10
CIK 794619

FORM 10-Q
                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

  [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 1999

                               OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________ to _________

              Commission file number    0-14798
                                        -------
               American Woodmark Corporation
               -----------------------------
     (Exact name of registrant as specified in its charter)


             Virginia                        54-1138147
-------------------------------         -------------------
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)         Identification No.)


3102 Shawnee Drive, Winchester, Virginia            22601
-----------------------------------------        ---------
(Address of principal executive offices)         (Zip Code)

                        (540) 665-9100
      ---------------------------------------------------
      (Registrant's telephone number, including area code)

                         Not Applicable
---------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90
days. Yes  [X]   No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value         7,977,132 shares outstanding
--------------------------         ----------------------------
           Class                      as of December 9, 1999

                 AMERICAN WOODMARK CORPORATION

                           FORM 10-Q

                             INDEX

                                                            PAGE
PART I.  FINANCIAL INFORMATION                             NUMBER
------------------------------                             ------

Item 1. Financial Statements

        Consolidated Balance Sheets--October 31, 1999
        and April 30, 1999                                     3

        Consolidated Statements of Income--Three months
        ended October 31, 1999 and 1998; Six months ended
        October 31, 1999 and 1998                              4

        Consolidated Statements of Cash Flows--Six months
        Ended October 31, 1999 and 1998                        5

        Notes to Consolidated Financial Statements--
        October 31, 1999                                     6-9

Item 2. Management's Discussion and Analysis               10-16

Item 3.  Quantitative and Qualitative Disclosure of
         Market Risk                                          16


PART II. OTHER INFORMATION
--------------------------

Item 6. Reports on Form 8-K                                   16


SIGNATURE                                                     17
---------

PART I.   FINANCIAL INFORMATION

                  AMERICAN WOODMARK CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                (in thousands, except share data)

                                            October 31    April 30
                                               1999         1999
                                           -----------   ---------
ASSETS                                     (Unaudited)   (Audited)

Current Assets
  Cash and cash equivalents                   $ 3,567    $14,165
  Customer receivables                         36,714     38,925
  Inventories                                  23,642     18,008
  Prepaid expenses and other                    1,993      1,487
  Deferred income taxes                         3,062      1,936
                                           -----------   ---------
               Total Current Assets            68,978     74,521

Property, Plant and Equipment                  67,200     53,739
Deferred Costs and Other Assets                13,388     11,046
Intangible Pension Assets                       1,303      1,303
                                           -----------   ---------
                                             $150,869   $140,609
                                           ===========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Loans payable                               $ 2,450    $     0
  Accounts payable                             19,168     18,919
  Accrued compensation and related expenses    15,370     17,183
  Current maturities of long-term debt          1,986      1,974
  Other accrued expenses                        7,332      6,959
                                           -----------   ---------
               Total Current Liabilities       46,306     45,035

Long-Term Debt, less current maturities        10,550     11,435
Deferred Income Taxes                           4,718      3,373
Long-Term Pension Liabilities                   2,429      2,429
Commitments and Contingencies                      --         --

Stockholders' Equity
  Preferred Stock, $1.00 par value;
    2,000,000 shares authorized, none
    issued
  Common Stock, no par value; 20,000,000
    shares authorized; issued and
    outstanding 7,950,849 shares at
    October 31, 1999; 7,800,886 shares
    at April 30, 1999                          22,104     21,575
  Retained earnings                            64,762     56,762
                                           -----------   ---------
               Total Stockholders' Equity      86,866     78,337
                                           -----------   ---------
                                             $150,869   $140,609
                                           ===========   =========

See notes to consolidated financial statements

                   AMERICAN WOODMARK CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share data)
                            (Unaudited)



                             Three Months Ended   Six Months Ended
                                 October 31           October 31
                             ------------------   ----------------
                               1999      1998       1999     1998
                             -------   -------    -------  -------
Net sales                   $ 99,259  $ 79,401   $193,436 $152,074
Cost of sales and
  distribution                73,750    56,750    141,854  107,517
                             -------   -------    -------  -------
  Gross Profit                25,509    22,651     51,582   44,557

Selling and marketing
  expenses                    14,982    12,232     29,206   22,594
General and administrative
  expenses                     4,059     2,783      8,255    7,379
                             -------   -------    -------  -------
  Operating Income             6,468     7,636     14,121   14,584

Interest expense                  23        20        152      190
Other income                    (282)     (233)      (342)    (484)
                             -------   -------    -------  -------
  Income Before Income
    Taxes                      6,727     7,849     14,311   14,878

Provision for income
  taxes                        2,627     3,041      5,597    5,829
                             -------   -------    -------  -------
  Net Income                $  4,100  $  4,808   $  8,714  $ 9,049
                             =======   =======    =======  =======



Earnings Per Share

  Weighted average
   shares outstanding
     Basic                 7,937,869 7,827,961  7,929,092 7,818,429
     Diluted               8,083,737 8,000,211  8,099,015 7,992,216

  Net income per share
     Basic                     $0.52     $0.62      $1.10     $1.16
     Diluted                   $0.51     $0.60      $1.08     $1.13
                             =======   =======     =======  =======

See notes to consolidated financial statements

                   AMERICAN WOODMARK CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)
                           (Unaudited)

                                                 Six Months Ended
                                                    October 31
                                                 ----------------
                                                   1999      1998
Operating Activities                             -------    ------
  Net income                                     $ 8,714    $9,049
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for depreciation and amortization    6,650     4,170
    Net gain on disposal of property, plant
     and equipment                                    (1)      (13)
    Deferred income taxes                            219      (149)
    Other non-cash items                             498       489
    Changes in operating assets and liabilities:
     Customer receivables                          1,829    (4,698)
     Inventories                                  (5,952)   (2,350)
     Other assets                                 (5,915)   (4,750)
     Accounts payable                                249     4,731
     Accrued compensation and related expenses    (1,813)      308
     Other                                            21        65
                                                 -------    ------
       Net Cash Provided by Operating Activities   4,499     6,852
                                                 -------    ------
Investing Activities
  Payments to acquire property, plant and
    equipment                                    (16,674)  (11,256)
  Proceeds from sales of property, plant and
    equipment                                         10        15
                                                 -------    ------
       Net Cash Used by Investing Activities     (16,664)  (11,241)
                                                 -------    ------
Financing Activities
  Payments of long-term debt                        (670)     (438)
  Proceeds from the issuance of Common Stock         501       583
  Payment of dividends                              (714)     (547)
  Net Increase in Short-term Borrowings            2,450         0
  Increase in Long-term Borrowings                     0       250
                                                 -------    ------
       Net Cash Provided (Used) by
        Financing Activities                       1,567      (152)
                                                 -------    ------
Decrease In Cash And Cash Equivalents            (10,598)   (4,541)

Cash And Cash Equivalents, Beginning Of Period    14,165    23,925
                                                 -------    ------
Cash And Cash Equivalents, End Of Period         $ 3,567   $19,384
                                                 =======    ======
See notes to consolidated financial statements

                   AMERICAN WOODMARK CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ended April 30, 2000. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended
April 30, 1999.



NOTE B--NEW ACCOUNTING PRONOUNCEMENTS

As of May 1, 1999 the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires qualifying computer software costs incurred in connection with obtaining or developing software for internal use to be capitalized. In prior years, the Company capitalized costs of purchased software and expensed internal costs of developing software. The effect of adopting this SOP was not material to the results of the three or six month periods, and is not expected to be material for the full year.

NOTE C--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                            Three Months Ended    Six Months Ended
                                October 31            October 31
                            ------------------    ----------------
                              1999      1998       1999      1998
                            --------   -------    -------   ------
Numerator:
  Net income used for
   both basic and dilutive
   earnings per share       $4,100     $4,808     $8,714     $9,049



Denominator:
  Denominator for basic
    earnings per share -
    weighted-average
    shares               7,937,869  7,827,961  7,929,092  7,818,429

  Effect of dilutive
    securities:
    Employee Stock
      Options              145,868    172,250    169,923    173,787
                           -------    -------    -------    -------

Denominator for diluted
  earnings per share -
  adjusted weighted-
  average shares and
  assumed conversions    8,083,737  8,000,211  8,099,015  7,992,216
                         =========  =========  =========  =========

Basic earnings per share    $ 0.52     $ 0.62     $ 1.10     $ 1.16
                              ====       ====       ====       ====
Diluted earnings
  per share                 $ 0.51     $ 0.60     $ 1.08     $ 1.13
                              ====       ====       ====       ====

NOTE D--CUSTOMER RECEIVABLES

The components of customer receivables were:

                                          October 31    April 30
                                             1999         1999
(in thousands)                            ----------    ---------
Gross customer receivables                 $39,658       $41,488
Less:
  Allowance for doubtful accounts             (694)         (422)
  Allowance for returns and discounts       (2,250)       (2,141)
                                          ----------    ---------
Net customer receivables                   $36,714       $38,925
                                          ==========    =========

NOTE E--INVENTORIES

The components of inventories were:

                                         October 31     April 30
                                            1999           1999
(in thousands)                            ----------    ---------
Raw materials                              $11,831      $ 9,433
Work-in-process                             17,133       14,409
Finished goods                               1,619        1,069
                                          ----------    ---------

Total FIFO inventories                     $30,583      $24,911

Reserve to adjust inventories
  to LIFO value                             (6,941)      (6,903)
                                          ----------    ---------
Total LIFO inventories                     $23,642      $18,008
                                          ==========    =========

Inventories determined using the LIFO inventory method were $22,702,000 at October 31, 1999 and $17,232,000 at April 30,
1999. Inventories determined using the FIFO inventory method were $940,000 at October 31, 1999 and $776,000 at the end of 1999. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since they are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

NOTE F--CASH FLOW

Supplemental disclosures of cash flow information:

                                             Six Months Ended
                                                October 31
                                            ------------------
(in thousands)                              1999          1998
                                           ------        ------
Cash paid during the period for:
  Interest                                $   302       $   313
  Income taxes                            $ 6,231       $ 6,278

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS
           SIX MONTHS ENDED OCTOBER 31, 1999 AND 1998

RESULTS OF OPERATIONS
---------------------

Net sales for the second quarter of fiscal 2000 were $99.3 million, an increase of 25.0% over the second quarter of fiscal 1999. Net sales of $193.4 million for the six-month period ended October 31, 1999 were 27.2% higher than the same period of the prior year. Improved sales were reported across all channels of distribution as a result of new products introduced over the past year, a shift in mix to higher-end products, new store openings in the home center channel and overall market share gains. Current year average unit prices increased over prior year due to a general price increase implemented during the third quarter of the prior fiscal year and improvement in both channel and product mix.

In fiscal 2000, second quarter gross margin was 25.7%, down from the fiscal 1999 second quarter gross margin of 28.5%. For the first six months of fiscal 2000, gross margin was 26.7%, down from the previous year six month gross margin of 29.3%. Both decreases were due to the combination of higher material, labor, overhead and distribution costs. Higher material costs were primarily the result of capacity limitations that required the outsourcing of certain component parts. The Company continued its aggressive capital expenditure program that began in the fourth quarter of fiscal 1998 to increase overall production capacity and relieve specific constraints in component production. While the Company is aggressively adding capacity, growth in demand for the Company's products continues to outpace the rate of capacity expansion. The Company experienced higher labor costs due to the short-term impact of new and inexperienced production employees hired to support the Company's growth. Higher overhead costs were the result of start-up expenses incurred at new facilities constructed to support the increased demand for the Company's products. Higher distribution costs were the result of increases in standard freight rates from third party carriers.

Selling and marketing expenses increased $2.8 million for the second quarter of fiscal 2000 and $6.6 million for the first six months compared to the prior year. The increased expenses for both periods is primarily attributable to an increase in performance based marketing programs, start-up expenses related to the Coventry & Case custom cabinet line in the home center channel and increased staffing levels to support the Company's growth. General and administrative expenses increased $1.3 million for the second quarter and increased $876 thousand for the six month period when comparing fiscal 2000 to fiscal 1999. The increase experienced in the second quarter of fiscal 2000 is associated with timing of performance based employee bonus compensation accruals, general and administrative expenses at Knapp Woodworking and increased reserves for bad debt. The fiscal year-to-date increase of $876 thousand for fiscal 2000 over fiscal 1999, reflects both the Company's recognition of expenses associated with its Knapp Woodworking subsidiary and increased reserves for bad debt, which were partially offset by a decrease in accruals for performance based employee bonus compensation.


Liquidity and Capital Resources
-------------------------------

The Company's operating activities generated $4.5 million in net cash in the first six months of fiscal year 2000 compared to $6.9 million net cash generated in the same period of the prior fiscal year. Additional cash generated from a decrease in customer receivables was more than offset by increases in inventory and investments in promotional displays. Customer receivables decreased due to the timing of payments from certain accounts. Increased depreciation expense resulted from the Company's aggressive capital expenditure program over the past eighteen months. The increase in inventory levels resulted primarily from higher levels of work-in-process inventory required to support the Company's expanded product offering, overall growth and support for peak demand during the fall selling season. The period-over-period reduction in favorable cash flow from other accrued liabilities resulted primarily from changes in the timing of payments for promotional and tax related expense items.

Capital spending during the first six months of fiscal year 2000 was $16.6 million, an increase of $5.5 million over the same period of the prior fiscal year. The Company is continuing to invest capital in additional capacity through a combination of new facility construction and plant expansions. During the first six months of fiscal year 2000 the Company invested in the initial construction of its new assembly and finishing facility located in Gas City, Indiana, expansion of finishing operations at its Moorefield, West Virginia facility, expansion of the drying and lumber processing capabilities of its lumber dimension facility located in Monticello, Kentucky, as well as general spending for machinery to increase capacity and efficiency. The Company anticipates that capital expenditures will continue at a rate equal to or greater than that of the first six months of the current fiscal year throughout the remainder of fiscal year 2000 as the Company continues to fund projects designed to increase capacity and improve the Company's competitive position. The Company intends to increase manufacturing capacity through both the expansion of existing facilities and the construction of new facilities.

Net cash provided by financing activities was $1.6 million for the first six months of fiscal year 2000 as proceeds from short-term borrowings offset payment of long-term debt and cash-dividends. In the same period of the prior fiscal year financing activities used $152 thousand in net cash. The Company began to borrow against the Company's short-term revolving credit facility during the second quarter of fiscal year 2000 as cash on-hand combined with cash generated by operating activities became insufficient to support payments to acquire plant, property and equipment. The revolving credit facility is used by the Company as a working capital account. As such, borrowings and repayments may routinely occur on a daily basis. During the second quarter of fiscal year 2000 the outstanding balance against this line of credit never exceeded $5.6 million. In this same period, the total transactions through this credit facility were borrowings of $30.4 million and payments of $28.5 million. The outstanding balance on this credit account was $1.9 million on October 31, 1999. Long-term debt to total equity declined from 14.6% at April 30, 1999 to 12.1% at October 31, 1999. Cash dividends of $397 thousand, or $0.05 per share, were paid during the second quarter of fiscal year 2000.

Cash flow from operations combined with accumulated cash on hand and available borrowing capacity is expected to be sufficient to meet forecasted working capital requirements, service existing debt obligations and fund capital expenditures for the remainder of fiscal year 2000.


Year 2000
---------

The Company recognizes that the year 2000 presents many challenges for information systems, specifically the issue of two-digit determination of year. The Company has performed a self-assessment and has identified all known software and hardware issues associated with two-character versus four-character year codes. Business plans have been developed and initiated which have brought about four-digit year compliance for all internal software and hardware systems. The Company has completed 100% of the conversion of its critical systems including the order billing, accounts receivable, financial and manufacturing systems to a client-server based architecture that is Year 2000 compliant. The cost of updating systems to comply with four-digit dating is believed to have been incrementally immaterial as the Company's strategic business plan had already called for upgrading information systems technology. No significant additional expense beyond the standard information systems operating cost was incurred. The Company has no exposure to contingencies related to the Year 2000 Issue for the products it has sold.

The Company further recognizes a risk from the year 2000 impact on its suppliers and customers. In response, the Company has initiated formal communications with all of its significant suppliers, large customers and service providers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failures to remediate their own year 2000 issues. The Company has contacted all of its critical vendors and all vendors with greater than $20,000 in activity over the last twelve months. Of this vendor group 59% have responded, including 100% of those suppliers deemed critical. Of the vendor respondents, all critical vendors have indicated that they were year 2000 compliant on or before July 31, 1999. Of the remaining population of surveyed vendors, 74% have responded that they would be year 2000 compliant on or before July 31, 1999. To date 80% of the Company's key customers have been identified as being year 2000 compliant, and the Company is working to further confirm year 2000 compliance among its customer base. To date, the Company is not aware of any external agent Year 2000 Issue that would materially impact the Company's results of operations, liquidity or capital resources. Further, based on presently available information, the Company does not believe that the incremental cost associated with the year 2000 compliance activities of third parties is material to the Company.

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

The Company plans associated with the year 2000 modifications have been based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. The Company believes that it has completed all aspects of its year 2000 modification plan. However, there can be no guarantee of this, and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

The Company expects to maintain or increase recent profitability performance while investing resources in future products, facilities and markets. The Company expects that actions taken to exit certain lower margin, non-strategic businesses will position the Company to regain the efficiencies and cost structures achieved during both Fiscal 1998 and 1999.

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

While the Company is not currently aware of any events that would result in a material decline in earnings from fiscal 1999, we participate in an industry that is subject to rapidly changing conditions. The preceding forward looking statements are based on current expectations, but there are numerous factors that could cause the Company to experience a decline in sales and/or earnings. These include (1) overall industry demand at reduced levels, (2) economic weakness in a specific channel of distribution, especially the home center industry, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, (5) the need to respond to price or product initiatives launched by a competitor,
(6) a significant investment which provides a substantial opportunity to increase long-term performance, (7) sales growth at a rate that outpaces the Company's ability to employ new capacity resulting in the requirement to outsource certain manufactured components and (8) disruption of business from the failure of a significant customer or supplier to attain year 2000 compliance. While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a materially adverse impact on short-term operating results.

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

The Company is voluntarily participating with a group of companies, which are cleaning up a waste facility site at the direction of a state environmental authority.

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

As reported in the Company's fiscal year 1999 Annual Report, the financial condition of Hechinger Co., the Company's third largest Home Center customer, had deteriorated significantly. And on September 9, 1999 Hechinger Co. announced that it would proceed with an orderly liquidation of its assets. The Company believes that the loss of Hechinger Co. will not have any material impact to the Company's performance as overall industry growth and the Company's continued increase in market share have been sufficient to offset lost sales from the reduction of business with

Hechinger Co. The Company did not have any material net asset exposure as of the date Hechinger Co. filed for bankruptcy protection nor did the Company have any material net asset exposure on the date Hechinger Co. announced its intent to proceed with an orderly liquidation of assets.

On December 6, 1999 the Board of Director's approved a $0.05 per share cash dividend on its common stock. The cash dividend will be paid on January 7, 2000 to shareholders of record on December
22, 1999.


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



PART II.  OTHER INFORMATION

Item 6.   Reports on Form 8-K
          -------------------

(a)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended October 31, 1999.

                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN WOODMARK CORPORATION
                                   -----------------------------
                                            (Registrant)




/s/William A. Armstrong            /s/Kent B. Guichard
-----------------------            -------------------
William A. Armstrong               Kent B. Guichard
Corporate Controller               Senior Vice President, Finance
     and Chief Financial Officer

Date:  December 10, 1999           Date:  December 10, 1999

                                   Signing on behalf of the
                                   registrant and as principal
                                   financial officer