Form 10-Q
period 2000-01-31
AMERICAN WOODMARK CORP
filed 2000-03-06
CIK 794619

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

  [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       January 31, 2000
                                         -----------------
                               OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______  to ________

              Commission file number    0-14798
                                       ---------
               American Woodmark Corporation
-----------------------------------------------------------
     (Exact name of registrant as specified in its charter)

             Virginia                        54-1138147
-------------------------------         -------------------
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)         Identification No.)

3102 Shawnee Drive, Winchester, Virginia            22601
-----------------------------------------        ----------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days. Yes  X   No
             ---    ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value         8,005,864 shares outstanding
--------------------------         ----------------------------
           Class                      as of March 2, 2000

                 AMERICAN WOODMARK CORPORATION

                           FORM 10-Q

                             INDEX

                                                            PAGE
PART I.  FINANCIAL INFORMATION                             NUMBER
------------------------------                             ------

Item 1. Financial Statements

        Consolidated Balance Sheets--January 31, 2000
        and April 30, 1999                                     3

        Consolidated Statements of Income--Three months
        ended January 31, 2000 and 1999; Nine months
        ended January 31, 2000 and 1999                        4

        Consolidated Statements of Cash Flows--Nine
        months ended January 31, 2000 and 1999                 5

        Notes to Consolidated Financial Statements-
        January 31, 2000                                     6-9

Item 2. Management's Discussion and Analysis               10-14

Item 3. Quantitative and Qualitative Disclosure of
        Market Risk                                           14

PART II. OTHER INFORMATION
--------------------------

Item 6.
        (a) Exhibits                                           15
        (b) Reports on Form 8-K                                15


SIGNATURE                                                      16
---------

PART I.   FINANCIAL INFORMATION

                  AMERICAN WOODMARK CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                (in thousands, except share data)

                                            January 31   April 30
                                               2000        1999
                                           -----------   ---------
ASSETS                                     (Unaudited)   (Audited)

Current Assets
  Cash and cash equivalents                   $   832    $14,165
  Customer receivables                         31,761     38,925
  Inventories                                  22,515     18,008
  Prepaid expenses and other                    1,430      1,487
  Deferred income taxes                         3,611      1,936
                                             --------   --------
               Total Current Assets            60,149     74,521

Property, Plant and Equipment                  80,738     53,739
Deferred Costs and Other Assets                13,643     11,046
Intangible Pension Assets                       1,303      1,303
                                             --------   --------
                                             $155,833   $140,609
                                             ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Loans payable                               $ 7,900    $     0
  Accounts payable                             19,879     18,919
  Accrued compensation and related expenses    13,296     17,183
  Current maturities of long-term debt          1,860      1,974
  Other accrued expenses                        6,335      6,959
                                             --------   --------
               Total Current Liabilities       49,270     45,035

Long-Term Debt, less current maturities         9,733     11,435
Deferred Income Taxes                           4,894      3,373
Long-Term Pension Liabilities                   2,429      2,429
Commitments and Contingencies                      --         --

Stockholders' Equity
  Preferred Stock, $1.00 par value;
    2,000,000 shares authorized, none
    issued
  Common Stock, no par value; 20,000,000
    shares authorized; issued and
    outstanding 7,988,837 shares at
    January 31, 2000; 7,916,135 shares
    at April 30, 1999                          22,582     21,575
  Retained earnings                            66,925     56,762
                                             --------   --------
               Total Stockholders' Equity      89,507     78,337
                                             --------   --------

                                             $155,833   $140,609
                                             ========   ========
See notes to consolidated financial statements

                  AMERICAN WOODMARK CORPORATION
               CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except share data)
                           (Unaudited)


                            Three Months Ended      Nine Months Ended
                                 January 31            January 31
                            --------------------    --------------------
                               2000        1999        2000      1999
                            --------    --------    --------    --------
Net sales                   $ 91,746    $ 81,186    $285,182    $233,260
Cost of sales and
  distribution                69,493      59,089     211,347     166,606
                            --------    --------    --------    --------
  Gross Profit                22,253      22,097      73,835      66,654

Selling and marketing
  expenses                    13,911      11,870      43,117      34,464
General and administrative
  expenses                     3,661       4,504      11,916      11,883
                            --------    --------    --------    --------

  Operating Income             4,681       5,723      18,802      20,307

Interest expense                 129          87         281         277
Other income                     (39)       (117)       (381)       (601)
                            --------    --------    --------    --------

  Income Before Income
    Taxes                      4,591       5,753      18,902      20,631

Provision for income
  taxes                        2,029       2,166       7,626       7,995
                            --------    --------    --------    --------

  Net Income                $  2,562    $  3,587    $ 11,276    $ 12,636
                            ========    ========    ========    ========



Earnings Per Share

  Weighted average
   shares outstanding
     Basic                 7,977,389   7,876,728   7,945,191   7,837,925
     Diluted               8,077,645   8,085,101   8,092,168   8,022,835

  Net income per share
     Basic                     $0.32       $0.46       $1.42       $1.61
     Diluted                   $0.32       $0.44       $1.39       $1.58
                           =========   =========    ========   =========

See notes to consolidated financial statements

                  AMERICAN WOODMARK CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)
                           (Unaudited)
                                              Nine Months Ended
                                                  January 31
                                             -------------------
                                               2000       1999
                                             -------     -------
 Operating Activities
  Net income                                 $11,276     $12,636
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for depreciation and
     amortization                             10,370       6,709
    Net gain on disposal of property, plant
     and equipment                                 8          (7)
    Deferred income taxes                       (154)       (269)
    Other non-cash items                         699         721
    Changes in operating assets and liabilities:
     Customer receivables                      6,559      (5,217)
     Inventories                              (4,851)     (3,554)
     Other assets                             (7,879)     (6,408)
     Accounts payable                            960       2,965
     Accrued compensation and related
      expenses                                (3,887)       (570)
     Other                                      (535)     (1,171)
                                             -------     -------
       Net Cash Provided by Operating
       Activities                             12,566       5,835
                                             -------     -------
Investing Activities
  Payments to acquire property, plant and
    equipment                                (32,106)    (16,439)
  Proceeds from sales of property, plant and
    equipment                                     11          24
                                             -------     -------
       Net Cash Used by Investing Activities (32,095)    (16,415)
                                             -------     -------
Financing Activities
  Payments of long-term debt                  (1,566)     (2,183)
       Payment of loans                            0      (1,119)
       Net Increase in short-term borrowings   7,900           0
Proceeds from long-term borrowings                 0       2,250
  Proceeds from the issuance of Common Stock     975         865
  Payment of dividends                        (1,113)       (863)
                                             -------     -------
       Net Cash Provided(Used)by Financing
       Activities                              6,196      (1,050)
                                             -------     -------
Decrease In Cash And Cash Equivalents        (13,333)    (11,630)

Cash And Cash Equivalents, Beginning Of
 Period                                       14,165      23,925
                                             -------     -------

Cash And Cash Equivalents, End Of Period     $   832    $ 12,295
                                            ========    ========
See notes to consolidated financial statements

                  AMERICAN WOODMARK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ended April 30, 2000. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1999.




NOTE B-NEW ACCOUNTING PRONOUNCEMENTS

As of May 1, 1999 the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires qualifying computer software costs incurred in connection with obtaining or developing software for internal use to be capitalized. In prior years, the Company capitalized costs of purchased software and expensed internal costs of developing software. The effect of adopting this SOP was not material to the results of the three or nine month periods, and is not expected to be material for the full year.

NOTE C--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                         Three Months Ended    Nine Months Ended
                             January 31            January 31
                       --------------------  --------------------
                           2000       1999      2000       1999
                       ---------  ---------  ---------  ---------
Numerator:
  Net income used for
   both basic and dilutive
   earnings per share     $2,562     $3,587    $11,276    $12,636



Denominator:
  Denominator for basic
    earnings per share -
    weighted-average
    shares             7,977,389  7,876,728  7,945,191  7,837,925

  Effect of dilutive
    securities:
    Employee Stock
      Options            100,256    208,373    146,977    184,910
                       ---------  ---------  ---------  ---------
Denominator for diluted
  earnings per share -
  adjusted weighted-
  average shares and
  assumed conversions  8,077,645  8,085,101  8,092,168  8,022,835
                       =========  =========  =========  =========
Basic earnings per
 Share                    $ 0.32     $ 0.46     $ 1.42     $ 1.61
                          ======     ======     ======     ======
Diluted earnings
  per share               $ 0.32     $ 0.44     $ 1.39     $ 1.58
                          ======     ======     ======     ======

NOTE D--CUSTOMER RECEIVABLES
The components of customer receivables were:
                                         January 31   April 30
                                            2000        1999
(in thousands)                             -------     -------
Gross customer receivables                 $34,934     $41,488
Less:
  Allowance for doubtful accounts             (701)       (422)
  Allowance for returns and discounts       (2,472)     (2,141)
                                           -------     -------
Net customer receivables                   $31,761     $38,925
                                           -------     -------

NOTE E--INVENTORIES
The components of inventories were:
                                         January 31   April 30
(in thousands)                              2000        1999
                                           -------     -------
Raw materials                              $11,591     $ 9,433
Work-in-process                             16,880      14,409
Finished goods                                 975       1,069
                                           -------     -------
Total FIFO inventories                     $29,446     $24,911

Reserve to adjust inventories
  to LIFO value                             (6,931)     (6,903)
                                           -------     -------
Total LIFO inventories                     $22,515     $18,008
                                           =======     =======

Inventories determined using the LIFO inventory method were $21,572,000 at January 31, 2000 and $17,232,000 at April 30,
1999. Inventories determined using the FIFO inventory method were $943,000 at January 31, 2000 and $776,000 at the end of 1999. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since they are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

NOTE F--CASH FLOW
Supplemental disclosures of cash flow information:
                                            Nine Months Ended
                                                January 31
                                            -----------------
                                              2000       1999
(in thousands)                              ------      ------
Cash paid during the period for:
  Interest                                  $  754      $  492
  Income taxes                              $8,446      $9,158

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS
           NINE MONTHS ENDED JANUARY 31, 2000 AND 1999

RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal 2000 were $91.8 million, an increase of 13.0% over the third quarter of fiscal 1999. Net sales of $285.2 million for the nine-month period ended January 31, 2000 were 22.3% higher than the same period of the prior year. Improved sales were reported across all channels of distribution as a result of new products introduced over the past year, a shift in mix to higher-end products, new store openings in the home center channel and overall market share gains. Current year average unit prices increased over prior year due to a general price increase implemented during the third quarter of the prior fiscal year and improvement in both channel and product mix.

In fiscal 2000, third quarter gross margin was 24.3%, a decline from the fiscal 1999 third quarter gross margin of 27.2%. For the first nine months of fiscal 2000, gross margin was 25.9%, down from the previous year gross margin of 28.6%. Both decreases were due to the combination of higher labor, overhead and distribution costs. The Company experienced higher labor costs due to the short-term impact of new and inexperienced production employees hired to support the Company's growth. Higher overhead costs were the result of start-up expenses incurred at new facilities constructed to support the increased demand for the Company's products. Higher distribution costs were the result of increased fuel surcharges and other increases in standard freight rates from third party carriers.

Selling and marketing expenses in the third quarter of fiscal 2000 were 15.2% of net sales, up $2.0 million from 14.6% in the same period of fiscal year 1999. Year to date, selling and marketing expenses, as a percent of net sales, for fiscal year 2000 are 15.1%, up $8.7 million from 14.8% in fiscal year 1999. The increased expenses for both periods is primarily attributable to an increase in performance based marketing programs, start-up expenses related to the Coventry & Case custom cabinet line in the home center channel and increased staffing levels to support the Company's growth. General and administrative expenses decreased $843 thousand for the third quarter and increased $33 thousand for the nine month period when comparing fiscal 2000 to fiscal 1999. The decrease experienced in the third quarter of fiscal 2000 is primarily associated with a reduction in performance based employee bonus compensation accruals.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities generated $12.6 million in net cash in the first nine months of fiscal year 2000 compared to $5.8 million net cash generated in the same period of the prior fiscal year. Additional cash generated from a decrease in customer receivables and the favorable cash flow impact of an increase in provision for depreciation and amortization was only partially offset by the unfavorable cash flow impact of a reduction in accrued expenses and increases in both inventory and investments in promotional displays. Customer receivables decreased due to the timing of payments from certain accounts. Increased depreciation expense resulted from the Company's aggressive capital expenditure program over the past eighteen months. The decrease in accrued compensation and related expenses is in correlation to the performance based employee bonus compensation program. The increase in inventory levels resulted from higher levels of work-in-process inventory required to support the Company's expanded product offering and overall growth, as well as planned support for peak demand during the spring selling season. Additionally, increases to both raw material and work-in-process inventory levels resulted from the addition of the Company's two new facilities in Monticello, Kentucky and Gas City, Indiana. The period-over-period reduction in favorable cash flow from other accrued liabilities resulted primarily from changes in the timing of payments for promotional and tax related expense items.

Capital spending during the first nine months of fiscal year 2000 was $32.1 million, an increase of $15.7 million over the same period of the prior fiscal year. The Company is continuing to invest capital in additional capacity through a combination of new facility construction and plant expansions. During the first nine months of fiscal year 2000 the Company invested in the initial construction of its new assembly and finishing facility located in Gas City, Indiana, expansion of finishing operations at its Moorefield, West Virginia facility, expansion of the drying and lumber processing capabilities of its lumber dimension facility located in Monticello, Kentucky, as well as general spending for machinery to increase capacity and efficiency. The Company anticipates that capital expenditures will continue at a rate equal to that of the first nine months of the current fiscal year throughout the remainder of fiscal year 2000. While the Company has increased capacity sufficiently to service both current and anticipated short-term growth, it does expect to continue a capital investment plan consistent with projected increases in long-term demand.

Net cash provided by financing activities was $6.2 million for the first nine months of fiscal year 2000 as proceeds from short-term borrowings offset payment of long-term debt and cash-dividends. In the same period of the prior fiscal year financing activities used $1.1 million in net cash. The Company continued to borrow against the Company's short-term revolving credit facility during the third quarter of fiscal year 2000 as cash on-hand combined with cash generated by operating activities became insufficient to support payments to acquire plant, property and equipment. The revolving credit facility is used by the Company as a working capital account. As such, borrowings and repayments may routinely occur on a daily basis. During the third quarter of fiscal year 2000 the outstanding balance against this line of credit never exceeded $11.5 million. In this same period, the total transactions through this credit facility were borrowings of $42.7 million and payments of $34.8 million. The outstanding balance on this revolving credit facility was $7.9 million on January 31, 2000. On February 7, 2000 the Company replaced its $12 million revolving credit facility with a $45 million revolving credit facility. The increased credit facility will better facilitate the Company's cash flow requirements. Long-term debt to total equity declined from 14.6% at April 30, 1999 to 10.9% at January 31, 2000. Cash dividends of $399 thousand, or $0.05 per share, were paid during the third quarter of fiscal year 2000.

Cash flow from operations combined with accumulated cash on hand and available borrowing capacity is expected to be sufficient to meet forecasted working capital requirements, service existing debt obligations and fund capital expenditures for the remainder of fiscal year 2000.


YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company did not experience any incremental expense associated with its Year 2000 preparation, as this work was carried out during the Company's planned conversion from mainframe operations to a PC based client-server network. No significant additional expense beyond the standard information systems operating cost was incurred. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

The Company currently has sufficient overall capacity to meet projected short-term growth. The Company establishes debt to equity targets in order to maintain the financial health of the Company and is prepared to trim investment plans to maintain financial strength.

Based on the financial performance of the first nine months of fiscal year 2000, the Company expects that its total fiscal year 2000 earnings will be below those achieved in fiscal year 1999. The Company expects to maintain or increase recent profitability performance while investing resources in future products, facilities and markets. The Company expects that actions taken to exit certain lower margin, non-strategic businesses will position the Company to regain the efficiencies and cost structures achieved during both Fiscal 1998 and 1999. The Company expects to complete this repositioning objective by the end of the fourth quarter of fiscal year 2000.

The Company participates in an industry that is subject to rapidly changing conditions. The preceding forward looking statements are based on current expectations, but there are numerous factors that could cause the Company to experience a decline in sales and/or earnings. These include (1) overall industry demand at reduced levels, (2) economic weakness in a specific channel of distribution, especially the home center industry, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, (5) the need to respond to price or product initiatives launched by a competitor, (6) a significant investment which provides a substantial opportunity to increase long-term performance and (7) sales growth at a rate that outpaces the Company's ability to employ new capacity resulting in the requirement to outsource certain manufactured components. While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a materially adverse impact on short-term operating results.

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

On February 25, 2000 the Board of Director's approved a $0.05 per share cash dividend on its common stock. The cash dividend will be paid on March 27, 2000 to shareholders of record on March 15, 2000.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKT RISK

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

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


(a)  Exhibits

     Financing Agreement and related Revolving Credit Note, each dated February 7, 2000, between the Company and Bank of America, N.A.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended January 31, 2000.

                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN WOODMARK CORPORATION
                                            (Registrant)




/s/William A. Armstrong            /s/Kent B. Guichard
-----------------------            ---------------------------
William A. Armstrong               Kent B. Guichard
Corporate Controller               Senior Vice President, Finance
                                   and Chief Financial Officer

Date:  March 2, 2000               Date:  March 2, 2000

                                   Signing on behalf of the
                                   registrant and as principal
                                   financial officer


Exhibit No.

    10.1 (a)   $45,000,000 Financing Agreement Dated February 7,
               2000 By and Between American Woodmark Corporation and Bank of America, N.A.

    10.1 (b)   Revolving Credit Note, $45,000,000, Baltimore,
               Maryland, February 7, 2000