Form 10-K
period 2000-04-30
AMERICAN WOODMARK CORP
filed 2000-07-21
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2000

Commission File Number 0-14798

AMERICAN WOODMARK CORPORATION
(Exact name of the registrant as specified in its charter)
VIRGINIA	54-1138147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3102 Shawnee Drive, Winchester, Virginia 22601
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (540) 665-9100

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:

Common Stock (no par value)
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's Common Stock, no par value, held by non-affiliates of the registrant at July 3, 2000 was $163,950,652 based on the closing price on that date on the Nasdaq National Market.

As of July 3, 2000, 8,021,854 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's the Annual Report to Shareholders for the fiscal year ended April 30, 2000 ("2000 Annual Report") are incorporated by reference into Parts I and II of this Form 10-K.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 31, 2000 (Proxy Statement) are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. BUSINESS

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. American Woodmark was formed in 1980 by the four principal managers of the Boise Cascade Cabinet Division through a leveraged buyout of that division. American Woodmark was operated privately until 1986 when it became a public company through a registered public offering of our common stock.

American Woodmark currently offers framed stock cabinets in approximately 110 different cabinet lines, ranging in price from relatively inexpensive to medium-priced styles. Styles vary by design and color from natural wood finishes to low-pressure laminate surfaces. Our entire product offering of stock cabinets includes 40 door designs and seven colors. Stock cabinets consist of a common box with standard interior components and an oak, cherry, maple or hickory front frame. In May of 2000 we announced the discontinuation of our custom line of cabinets in order to allow for focus on revenue growth in our core product lines.

We sell our products under the brand names of American Woodmark®, Crestwood®, Timberlake®, Shenandoah Cabinetry™ and Scots Pride®.

American Woodmark's products are sold on a national basis through three market channels: independent dealer/distributors, home centers and major builders and home manufacturers. We distribute our products to each market channel directly from our four assembly plants and through a logistics network consisting of five service centers located in key areas throughout the United States.

The primary raw materials we use include oak, maple, cherry and hickory lumber. Additional raw materials include paint, particleboard, manufactured components and hardware. We currently purchase paint from one supplier; however, other sources are available. Our other raw materials are purchased from more than one source and are readily available.

American Woodmark operates in a highly fragmented industry that is composed of several thousand local, regional and national manufacturers. Our principal means for competition rely on our breadth and variety of product offering, expanded service capabilities and affordable quality. We believe that no other company in the industry has more than a 15% share of the market. We also believe that American Woodmark is one of the five largest manufacturers of kitchen cabinets in the United States.

American Woodmark's business has historically been subjected to seasonal influences, with higher sales typically realized in the second and fourth fiscal quarters. General economic forces and changes in our customer mix have reduced seasonal fluctuations in our revenue over the past few years.

During the last fiscal year, American Woodmark had two customers, The Home Depot and Lowe's Companies, Inc., which each accounted for more than 10% of our sales. The loss of either would have a material adverse effect on American Woodmark.

As of April 30, 2000, we had 3,432 employees. Approximately 24% of our employees are represented by labor unions. We believe that our employee relations are good.

Item 2. PROPERTIES

We lease our Corporate Office which is located in Winchester, Virginia. In addition, we lease one and own nine manufacturing facilities located primarily in the eastern United States. We also lease eleven office centers located throughout the United States that support the sale and distribution of products to each market channel.

Item 3. LEGAL PROCEEDINGS

In response to this Item, the information under "Legal Matters" under "Note J - Commitments and Contingencies" to the Consolidated Financial Statements and under the caption "Legal Matters" under "Management's Discussion and Analysis" in the 2000 Annual Report is incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Registrant as of April 30, 2000 are as follows:
Name	Age	Position(s) Held During Past Five Years
William F. Brandt, Jr.	54	Chairman of the Board from August 1996 to present; Chairman and Chief Executive Officer from 1995 to 1996;Chairman and President from 1980 to 1995
James J. Gosa	52	President and Chief Executive Officer from August 1996 to present;President and Chief Operating Officer from 1995 to 1996; Executive Vice President from 1993 to 1995
Jeffrey C. Bahr	53

Vice President of Human Resources from April 2000 to present; Vice President, Human Resources,Bombardier Aerospace,a manufacturer of business aircraft, from 1996 to 2000 Vice President, Human Resources, APV Inc., a manufacturer of stand-alone capital equipment, from 1992 to 1996

David L. Blount	52	Senior Vice President, Manufacturing from May 1999 to Present; Vice President, Manufacturing from May 1995 to April 1999; Vice President, Component Manufacturing from 1994 to 1995
Kent B. Guichard	44

Senior Vice President, Finance and Chief Financial Officer from May 1999 to present;Vice President, Finance and Chief Financial Officer from November 1995 to April 1999; Vice President, Finance from 1993 to 1995

Philip S. Walter	49

Senior Vice President and General Manager, Dealer Distributor Markets from May 1999 to present; Vice President and General Manager, New Business Development from August 1997 to April 1999; President, Professional Turf Products, Inc., a division of The Toro Company, and Managing Director, National Support Network, Inc., subsidiary of The Toro Company providing technology integration and customer support, from January 1996 to December 1996; Director, Marketing and Sales, The Toro Company, Irrigation Division, a manufacturer of durable goods, from 1990 to 1996

Ian J. Sole	44

Senior Vice President, Sales and Marketing from May 1999 to present; Vice President, Sales and Marketing from October 1997 to April 1999; Vice President, International, Hamilton Beach Proctor-Silex from 1996 to 1997; Vice President, Marketing, Hamilton Beach Proctor-Silex, a small appliance manufacturer, from 1991 to 1995

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS

In response to this Item, the information under "Market Information" in the 2000 Annual Report is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

In response to this Item, the information under "Five Year Selected Financial Information" in the 2000 Annual Report is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

In response to this Item, the information under "Management's Discussion and Analysis" in the 2000 Annual Report is incorporated herein by reference.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

In respect to this item, the information under the caption "Risk Factors" in "Management's Discussion and Analysis" in the 2000 Annual Report is incorporated herein by reference in Item 7.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In response to this Item, the Consolidated Financial Statements, Notes to the Consolidated Financial Statements, the information under "Quarterly Results of Operations (Unaudited)," and the Report of Ernst & Young LLP, Independent Auditors, in the 2000 Annual Report are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In response to this Item, and in accordance with general instruction G(3) of Form 10-K, (1) the information under "Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference, and (2) the information concerning the executive officers of the Registrant is included in Part I of this report under the caption "Executive Officers of the Registrant."

Item 11. EXECUTIVE COMPENSATION

In response to this Item, and in accordance with Instruction G(3) of Form 10-K, the information under "Certain Information Concerning the Board of Directors and its Committees - Compensation of the Board", "Compensation of Executive Officers", "Report of the Compensation Committee" and "Performance Graph" in the Proxy Statement is incorporated herein by reference.

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

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

The following financial statements of American Woodmark Corporation are incorporated in this form 10-K by reference in Item 8:

Consolidated Balance Sheets as of April 30, 2000 and 1999

Consolidated Statement of Income and Retained Earnings - for each year of the three-year period ended April 30, 2000

Consolidated Statement of Cash Flows - for each year of the three-year period ended April 30, 2000

Notes to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Auditors

(a) 2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this Form 10-K:

Schedule II - Valuation of Qualifying Accounts for each year of the three-year period ended April 30, 2000

(a) 3. Exhibits
Exhibit No.		Description
3.1	-	Articles of Incorporation as amended effective August 12, 1987 (3)
3.2 (a)	-	Bylaws (1)
3.2 (b)	-	Amendment to Bylaws on June 22, 1994 (7)
3.2 (c)	-	Amendment to Bylaws on June 17, 1999 (14)
4.1	-	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1, 3.2(a), 3.2(b) and 3.2(c) hereto)
4.2	-

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

10.1 (a)	-	$45,000,000 Financing Agreement Between the Company and Bank of America, N.A. as of February 7, 2000 (16)
10.1 (b)	-	Revolving Credit Note, $45,000,000, Baltimore, Maryland as of February 7, 2000 (16)
10.1 (c)	-	Amendment to Amended and Restated Loan Agreement and to Reimbursement Agreements as of June 25, 1993 (6)
10.1 (d)	-	Amendment to Amended and Restated Loan Agreement and to Reimbursement Agreements as of March 15, 1993 (6)
10.1 (e)	-	Amendment to Amended and Restated Loan Agreement and to Reimbursement Agreements as of August 31, 1993 (7)
10.1 (f)	-	Amendment to Amended and Restated Loan Agreement and to Reimbursement Agreements as of March 15, 1994 (7)
10.1 (g)	-	Amendment to Amended and Restated Loan Agreement and to Reimbursement Agreements as of July 27, 1994 (8)
10.1 (h)	-	Amendment to Amended and Restated Loan Agreement and to Reimbursement Agreements as of July 8, 1996 (12)
10.1 (i)	-	Amendment to Amended and Restated Loan Agreement as of August 31, 1996 (12)
10.2 (a)	-	Security Agreement between the Company and NationsBank of North Carolina as of March 23, 1992 (5)
10.2 (b)	-	Amendment to Security Agreement as of August 31, 1993 (7)
10.2 (c)	-	Second Amendment to Security Agreement as of August 31, 1996 (12)
10.3 (a)	-	Bond Purchase Agreement and Agreement of Sale - The Industrial Development Authority of the County of Mohave, Arizona (2)
10.3 (b)	-	Bond Purchase Agreement and Agreement of Sales - Stephens County Development Authority (3)
10.3 (c)	-	Loan Agreement between the Company and the County Commission of Hardy County, West Virginia as of December 1, 1991, relating to bond financing (5)
10.3 (d)	-	Promissory Note between the Company and County Commission of Hardy County, West Virginia as of December 18, 1991 (5)
10.3 (e)	-	Reimbursement Agreement between the Company and NationsBank as of December 1, 1991 (5)
10.3 (f)	-	Amendment to Reimbursement Agreements as of June 15, 1992 (5)
10.4 (a)	-	Deed of Trust and Security Agreement - Hardy County, West Virginia, as amended (1)
10.5 (a)	-	Security Agreement between the Company and the West Virginia Economic Development Authority (1)
10.5 (b)	-	Deed of Trust - Hardy County, West Virginia (1)
10.6 (a)	-	Lease, dated November 1, 1984, between the Company and Amwood Associates (1)
10.6 (b)	-	Lease, dated July 9, 1987, between the Company and the West Virginia Industrial and Trade Jobs Development Corporation (3)
10.6 (c)	-	Lease, dated July 9, 1987, between the Company and the West Virginia Industrial and Trade Jobs Development Corporation (3)
10.7 (a)	-	1986 Employee Stock Option Plan (1)
10.7 (b)	-	Form of Option Agreement and Stock Purchase Agreement (1)
10.7 (c)	-	1995 Non-Employee Directors Stock Option Plan (9)
10.7 (d)	-	1996 Stock Option Plan (10)
10.7 (e)	-	1999 Stock Option Plan (15)
10.8 (a)	-	2000 Annual Incentive Plan for Chairman and President/CEO (13)
10.8 (b)	-	2000 Annual Incentive Plan for Senior Vice Presidents (13)
10.9	-	ISDA Master Agreement between NationsBank, N.A. and American Woodmark Corporation as of May 29, 1998 (13)
10.10 (a)	-	Loan Agreement between the Company and the West Virginia Economic Development Authority as of November 20, 1998 Relating to equipment financing. (14)
10.10 (b)	-	Promissory Note between the Company and the West Virginia Economic Development Authority as of November 20, 1998. (14)
10.10 (c)	-	Security Agreement between the Company and the West Virginia Economic Development Authority as of November 20, 1998. (14)
10.10 (d)	-	Amendment of Deed of Lease between the Company and the West Virginia Economic Development Authority as of November 20, 1998. (14)
10.10 (e)	-	Promissory Note between the Company and the Wayne County EZ Industrial Development Authority of Kentucky as of July 22, 1998. (14)
10.10 (f)	-	Promissory Note between the Company and Amende Cabinet Corporation, a wholly owned subsidiary of the Company, as of July 30, 1998. (14)
10.10 (g)	-	Credit Agreement between the Company and NationsBank, N. A. as of September 1, 1998. (14)
10.10 (h)	-	Loan Agreement between the Company and Wells Fargo Bank, N. A. as of March 23, 1999. (14)
10.10 (i)	-	Promissory Note between the Company and NationsBank, N. A. as of July 31, 1989. (14)
13	-	2000 Annual Report to Shareholders
21	-	Subsidiaries of the Company
23	-	Consent of Ernst & Young LLP, Independent Auditors
27	-	Financial Data Schedule

(b) Reports on Form 8-K

None.

(1)	-	Incorporated by reference to exhibits filed with Form S-1, No. 33-6245.
(2)	-	Incorporated by reference to exhibits filed with the 1987 Form 10-K.
(3)	-	Incorporated by reference to exhibits filed with the 1988 Form 10-K.
(4)	-	Incorporated by reference to exhibits filed with the 1989 Form 10-K.
(5)	-	Incorporated by reference to exhibits filed with the 1992 Form 10-K.
(6)	-	Incorporated by reference to exhibits filed with the 1993 Form 10-K.
(7)	-	Incorporated by reference to exhibits filed with the 1994 Form 10-K.
(8)	-	Incorporated by reference to exhibits filed with the 1995 Form 10-K.
(9)	-	Incorporated by reference to exhibits filed with Form S-8, No. 333-12631.
(10)	-	Incorporated by reference to exhibits filed with Form S-8, No. 333-12623.
(11)	-	Incorporated by reference to exhibits filed with the 1996 Form 10-K.
(12)	-	Incorporated by reference to exhibits filed with the 1997 Form 10-K.
(13)	-	Incorporated by reference to exhibits filed with the 1998 Form 10-K.
(14)	-	Incorporated by reference to exhibits filed with the 1999 Form 10-K.
(15)	-	Incorporated by reference to exhibits filed with the 1999 Form DEF-14A.
(16)	-	Incorporated by reference to exhibits filed with the Third Quarter FY00 Form 10-Q.

Schedule II - Valuation and Qualifying Accounts

AMERICAN WOODMARK CORPORATION

(In Thousands)

Description(a)	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Other	Deductions	Balance at End of Period
Year ended April 30, 2000:
Allowance for doubtful accounts	$ 422	$ 628	$ --	$ (281)(b)	$ 769
Reserve for cash discounts	$ 545	$6,742(c)	$ --	$(6,757)(d)	$ 530
Reserve for sales returns and allowances	$1,596	$8,709(c)	$ --	$(8,119)	$2,186
Year ended April 30, 1999:
Allowance for doubtful accounts	$ 123	$ 185	$ 320(e)	$ (206)(b)	$ 422
Reserve for cash discounts	$ 365	$5,415(c)	$ --	$(5,235) (d)	$ 545
Reserve for sales returns and allowances	$1,269	$7,303(c)	$ --	$(6,976)	$1,596
Year ended April 30, 1998:
Allowance for doubtful accounts	$ 210	$ --	$ --	$ (87)(b)	$ 123
Reserve for cash discounts	$ 303	$3,883(c)	$ --	$(3,821) (d)	$ 365
Reserve for sales returns and allowances	$ 868	$5,051(c)	$ --	$(4,650)	$1,269

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

July 20, 2000                   /s/ JAMES J. GOSA
                               James J. Gosa
                               President and
                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 20, 2000                   /s/ JAMES J. GOSA
                               James J. Gosa
                               President and
                               Chief Executive Officer
                               (Principal Executive Officer)
                               Director

July 20, 2000                   /s/ KENT B. GUICHARD
                               Kent B. Guichard
                               Senior Vice President,Finance and
                               Chief Financial Officer
                               (Principal Financial Officer)
                               Director

July 20, 2000                   /s/ WILLIAM A. ARMSTRONG
                               William A. Armstrong
                               Corporate Controller
                               (Principal Accounting Officer)

July 20, 2000                   /s/ WILLIAM F. BRANDT, JR.
                               William F. Brandt, Jr.
                               Chairman of the Board
                               Director

July 20, 2000                   /s/ DANIEL T. CARROLL
                               Daniel T. Carroll
                               Director

July 20, 2000                   /s/ C. ANTHONY WAINWRIGHT
                               C. Anthony Wainwright
                               Director

July 20, 2000                   /s/ MARTHA M. DALLY
                               Martha M. Dally
                               Director

July 20, 2000                   /s/ FRED S. GRUNEWALD
                               Fred S. Grunewald
                               Director

July 20, 2000                   /s/ ALBERT L. PRILLAMAN
                               Albert L. Prillaman
                               Director

July 20, 2000                   /s/ KENT J. HUSSEY
                               Kent J. Hussey
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