Form 10-Q
period 2000-07-31
AMERICAN WOODMARK CORP
filed 2000-09-06
CIK 794619

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission file number 0-14798

American Woodmark Corporation
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1138147 (I.R.S. Employer Identification No.)

3102 Shawnee Drive, Winchester, Virginia (Address of principal executive offices)	22601 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value Class	8,033,578 shares outstanding as of September 5, 2000

AMERICAN WOODMARK CORPORATION
FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

AMERICAN WOODMARK CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	July 31 2000 (Unaudited)	April 30 2000 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 1,887	$ 4,183
Customer receivables	35,670	35,813
Inventories	24,006	22,739
Prepaid expenses and other	1,579	1,826
Deferred income taxes	2,601	3,074
Total Current Assets	65,743	67,635

Property, Plant, and Equipment	94,767	86,954
Deferred Costs and Other Assets	13,042	12,067
	$173,552	$166,656

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 18,253	$ 20,195
Accrued compensation and related expenses	14,678	15,154
Current maturities of long-term debt	1,875	1,876
Income taxes payable	2,834	707
Other accrued expenses	8,277	7,652
Total Current Liabilities	45,917	45,584

Long-Term Debt, less current maturities	23,564	22,009
Deferred Income Taxes	4,816	4,897
Long-Term Pension Liabilities	1,554	1,554

Stockholders' Equity
Preferred Stock, $1.00 par value; 2,000,000 shares authorized, none issued
Common Stock, no par value; 20,000,000 shares authorized; issued and outstanding 8,031,278 shares at July 31, 2000; 8,010,427 shares at April 30,2000	23,280	22,896
Retained earnings	74,421	69,716
Total Stockholders' Equity	97,701	92,612
	$173,552	$166,656

See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(Unaudited)
	Quarter Ended July 31
	2000	1999
Net sales	$106,491	$ 94,177
Cost of sales and distribution	77,299	68,104
Gross Profit	29,192	26,073

Selling and marketing expenses	16,175	14,223
General and administrative expenses	4,265	4,197
Operating Income	8,752	7,653

Interest expense	250	129
Other income	(14)	(60)
Income Before Income Taxes	8,516	7,584

Provision for income taxes	3,410	2,970

Net Income July 31	$ 5,106	$ 4,614

Share Information
	Quarter Ended July 31
	2000	1999
Earnings Per Share
Weighted average shares outstanding
Basic	8,022,857	7,920,315
Diluted	8,103,246	8,113,016
Net income per share
Basic	$0.64	$0.58
Diluted	$0.63	$0.57

  See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Quarter Ended July 31
Operating Activities	2000	1999
Net income	$ 5,106	$ 4,614
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	4,299	3,245
Net (gain) loss on disposal of property, plant, and equipment	(9)	--
Deferred income taxes	392	60
Other non-cash items	(62)	334
Changes in operating assets and liabilities:
Customer receivables	224	2,180
Inventories	(1,287)	(3,417)
Other assets	(2,837)	(3,262)
Accounts payable	(1,941)	(348)
Accrued compensation and related expenses	(476)	(1,810)
Income taxes payable	2,128	1,879
Other	805	(660)
Net Cash Provided by Operating Activities	6,342	2,815

Investing Activities
Payments to acquire property, plant, and equipment	(10,180)	(7,275)
Proceeds from sales of property, plant, and equipment	9	7
Net Cash Used by Investing Activities	(10,171)	(7,268)

Financing Activities
Payments of long-term debt	(24,096)	(270)
Proceeds from long-term borrowings	25,650	--
Proceeds from the issuance of Common Stock	380	180
Payment of dividends	(401)	(317)
Net Cash Provided (Used) by Financing Activities	1,533	(407)

Decrease In Cash And Cash Equivalents	(2,296)	(4,860)
Cash And Cash Equivalents, Beginning of Period	4,183	14,165
Cash And Cash Equivalents, End of Period	$ 1,887	$ 9,305

See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ended April 30, 2001. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2000.

NOTE B--NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133), which the Company will be required to adopt in fiscal 2002. SFAS No. 133 establishes new accounting and reporting standards for derivative instruments and hedging activities. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The Company will be required to adopt this SAB in the fourth quarter of fiscal 2001. The Company is currently evaluating the impact of the SAB on its revenue recognition practices and has not yet determined the impact that the adoption of this SAB will have on the Company's financial position or results of operations.

NOTE C--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:
	Three Months Ended July 31
	2000	1999
Numerator:
Net income used for both basic and dilutive earnings per share	$5,106	$4,614

Denominator:
Denominator for basic earnings per share - weighted-average shares	8,022,857	7,920,315

Effect of dilutive securities:
Employee Stock Options	80,389	192,701

Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	8,103,246	8,113,016

Basic earnings per share	$ 0.64	$ 0.58

Diluted earnings per share	$ 0.63	$ 0.57

NOTE D--CUSTOMER RECEIVABLES

The components of customer receivables were:
(in thousands)	July 31 2000	April 30 2000
Gross customer receivables	$ 38,947	$ 39,298
Less:
Allowance for doubtful accounts	(645)	(769)
Allowance for returns and discounts	(2,632)	(2,716)

Net customer receivables	$ 35,670	$ 35,813

NOTE E--INVENTORIES

The components of inventories were:
(in thousands)	July 31 2000	April 30 2000
Raw Materials	$ 12,520	$ 12,136
Work-in-process	18,125	17,246
Finished goods	1,027	1,006

Total FIFO inventories	$ 31,672	$ 30,388

Reserve to adjust inventories to LIFO value	(7,666)	(7,649)

Total inventories	$ 24,006	$ 22,739

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

NOTE F--CASH FLOW

Supplemental disclosures of cash flow information:
	Three Months Ended July 31
(in thousands)	2000	1999
Cash paid during the period for:
Interest	$ 557	$ 93
Income taxes	$ 922	$ 1,004

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

Management's Discussion and Analysis
Three Months Ended July 31, 2000 and 1999

Results of Operations

Net sales for the first quarter of fiscal 2001 were $106.5 million, an increase of 13.1% over the same period in fiscal 2000. Higher sales were the result of continued growth across all channels of distribution, particularly with the Company's strategic home center partners. Overall unit volume between the periods resulted in a 3.3% growth due to new styles, colors and available accessories. The average revenue per unit in fiscal 2001 increased 9.4% over the first quarter of fiscal 2000 due to a shift in mix to higher end products and a general price increase announced in January 2000.

Gross margin for the first quarter of fiscal 2001 declined to 27.4% from 27.7% for the same period of the previous fiscal year. The decline was due primarily to higher manufacturing overhead and distribution costs. Higher overhead costs were the result of expenses related to increased production capacity, required to support demand for the Company's products. Increased distribution costs were the result of increased freight charges from third party carriers, including rising fuel surcharges.

Selling and Marketing expenses for the first quarter of fiscal 2001 were $16.2 million or 15.2% of net sales, an increase of $2.0 million over the same period of fiscal 2000 in which sales and marketing expenses were 15.1% of net sales. Increased sales and marketing expenses are due primarily to performance based marketing programs and promotional expense to support merchandising efforts.

General and administrative expenses, as a percent of net sales, declined to 4.0% in fiscal 2001 from 4.5% in fiscal 2000, as incremental spending was more than offset by the increase in sales. Total general and administrative expenses increased $68 thousand when comparing the first quarter of fiscal 2001 to the same period in fiscal 2000. Reductions in the company's bad debt expense and lower information systems operating costs were offset by an increase payroll expense resulting from additional staffing at the corporate level and increased accruals for the Company's pay-for-performance incentive plan.

In the first quarter of fiscal 2001 the Company substantially completed its restructuring activities relating to the conversion of its Ham Lake, Minnesota facility from custom cabinet manufacturing to manufacturing of components and accessories.

Interest expense for the first quarter of fiscal 2001 was $250 thousand, an increase of $121 thousand from the same period of the prior fiscal year. Additional interest expense on increased debt was only partially offset by capitalized interest.

Liquidity and Capital Resources

The Company's operating activities generated $6.3 million in net cash during the first three months of fiscal 2001 compared to $2.8 million net cash generated in the same period of fiscal 2000. The increase in cash generated from operations over prior year was due primarily to increased net income, an increase in the provision for depreciation and amortization, increased accruals for tax, as well lower consumption of cash required for inventories and promotional display investment. The period over period favorable impacts to cash were only partially offset by a decrease in cash generated from reduced customer receivables. Depreciation and amortization expense increased as a result of the Company's capital investment initiatives. The increased accrual for income taxes resulted from increased earnings and the timing of tax payments. Changes in cash flow from investment in inventory and promotional display activity were due to seasonal activity and timing.

Capital spending during the first quarter of fiscal 2001 was $10.2 million as compared to $7.3 million in the same period of fiscal 2000, an increase of $2.9 million, as the Company continues to invest capital into additional capacity through a combination of new facility construction and process enhancement. During the first quarter of fiscal 2001 the Company completed the majority of the building construction and began to install production equipment for its new flat-stock facility in Humboldt, Tennessee. Additional investments made during the quarter included funding for continued ramp up of the Company's assembly facility in Gas City, Indiana, expanded capacity for the Company's lumber facility in Monticello, Kentucky and other minor projects intended to expand production capacity. The Company expects that in order to support continued sales growth, it will be necessary to make additional investments in plant, property and equipment during the remainder of fiscal 2001. Total capital expenditures for fiscal 2001 remain targeted between $25 and $30 million.

Net cash provided by financing activities was $1.5 million for the first three months of fiscal 2001 as proceeds from borrowings offset payments. For the same period of fiscal 2000 the Company used $407 thousand for financing activities. During the first three months of fiscal 2001 the Company continued to borrow against its $45 million credit facility as cash on-hand combined with cash generated from operations was insufficient to support payments to acquire plant, property and equipment. The outstanding balance on the revolving credit facility was $14.4 million on July 31, 2000. Cash dividends of $401 thousand were paid during the first quarter of fiscal 2001.

Cash flow from operations combined with accumulated cash on hand and available borrowing capacity is expected to be sufficient to meet forecasted working capital requirements, service existing debt obligations and fund capital expenditures of the remainder of fiscal 2001.

Legal Matters

The Company is involved in various suits and claims in the normal course of business which includes claims against the Company pending before the Equal Employment Opportunity Commission. Although management believes that such suits and EEOC claims are without merit and intends to vigorously contest them, the ultimate outcome of these matters cannot be determined at this time. In the opinion of management, after consultation with counsel, the ultimate liabilities and losses, if any, that may result from suits and claims involving the Company will not have any material adverse effect on the Company's operating results or financial position.

Dividends Declared

On August 31, 2000, the Board of Directors approved a $.05 per share cash dividend on its Common Stock. The cash dividend will be paid on October 6, 2000, to shareholders of record on September 15, 2000.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

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

The Company is also exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, its investments in securities. The Company uses interest rate swap agreements to manage exposure to interest rate changes on certain long-term borrowings. The Company has variable-rate debt instruments representing approximately 67% of its total long-term debt at July 31, 2000. If interest rates average 25 basis points (.25%) more in fiscal 2001 than during fiscal 2000, the Company's interest expense would be increased by approximately $42,000. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's variable-rate, long-term debt at July 31, 2000.

While the Company is not currently aware of any other events that would result in a material decline in earnings from fiscal 2000, we participate in an industry that is subject to rapidly changing conditions. The preceding forward-looking statements are based on current expectations, but there are numerous factors that could cause the Company to experience a decline in sales and/or earnings. These include (1) overall industry demand at reduced levels, (2) economic weakness in a specific channel of distribution, especially the home center industry, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, (5) a dramatic increase to the cost of diesel fuel, and/or transportation related services, (6) the need to respond to price or product initiatives launched by a competitor, (7) a significant investment which provides a substantial opportunity to increase long-term performance, and (8) sales growth at a rate that outpaces the Company's ability to install new capacity. While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a materially adverse impact on short-term operating results.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of American Woodmark Corporation held on August 31, 2000, the holders of 6,511,547 of the total 8,021,854 shares of Common Stock outstanding and eligible to vote duly executed and delivered valid proxies. The shareholders approved the three items outlined within the Company's Proxy Statement that was solicited to shareholders and reported to the Commission pursuant to Regulation 14A under the Act.

The following items were approved at the Company's Annual Meeting:
		Affirmative Votes	Negative/ Withheld Votes	Abstentions/ Non-Votes

1.	Election of the Board of Directors.
	William F. Brandt, Jr.	5,933,500	578,047	-
	Daniel T. Carroll	6,108,862	402,685	-
	Martha M. Dally	6,109,404	402,143	-
	James J. Gosa	6,109,404	402,143	-
	Fred S. Grunewald	6,109,404	402,143	-
	Kent B. Guichard	6,109,404	402,143	-
	Kent J. Hussey	6,109,404	402,143	-
	Albert L. Prillaman	6,109,404	402,143	-
	C. Anthony Wainwright	6,109,104	402,443	-

2.	Ratification of Selection of Independent Certified Public Accounts.	6,471,722	6,475	33,350

3.	Consider and Vote Upon the Company's 2000 Stock Option Plan For Non-Employee Directors.	5,372,070	1,124,359	15,118

Item 6. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended July 31, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION (Registrant)

/s/ William A. Armstrong	/s/ Kent B. Guichard
William A. Armstrong Corporate Controller	Kent B. Guichard Senior Vice President, Finance and Chief Financial Officer
Date: September 6, 2000	Date: September 6, 2000
Signing on behalf of the registrant and as principal accounting officer	Signing on behalf of the registrant and as principal financial officer