Form 10-Q
period 2000-10-31
AMERICAN WOODMARK CORP
filed 2000-12-11
CIK 794619

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value Class	8,068,317 shares outstanding as of December 6, 2000

AMERICAN WOODMARK CORPORATION
FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

AMERICAN WOODMARK CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
ASSETS	October 31, 2000 (Unaudited)	April 30, 2000 (Audited)
Current Assets
Cash and cash equivalents	$ 863	$ 4,183
Customer receivables	35,586	35,813
Inventories	26,719	22,739
Income taxes receivable	1,060	--
Prepaid expenses and other	1,582	1,826
Deferred income taxes	3,376	3,074
Total Current Assets	69,186	67,635

Property, Plant, and Equipment - Net	96,854	86,954
Deferred Costs and Other Assets	14,174	12,067
	$ 180,214	$ 166,656

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$ 17,443	$ 20,195
Accrued compensation and related expenses	16,867	15,154
Current maturities of long-term debt	1,874	1,876
Income taxes payable	--	707
Other accrued expenses	8,702	7,652
Total Current Liabilities	44,886	45,584

Long-Term Debt, less current maturities	26,500	22,009
Deferred Income Taxes	5,781	4,897
Long-Term Pension Liabilities	1,554	1,554

Stockholders' Equity
Preferred Stock, $1.00 par value; 2,000,000 shares authorized, none issued
Common Stock, no par value; Common Stock, no par value; 20,000,000 shares authorized; issued and outstanding 8,068,317 shares at October 31, 2000; 8,010,427 shares at April 30, 2000	23,953	22,896
Retained earnings	77,540	69,716
Total Stockholders' Equity	101,493	92,612
	$ 180,214	$ 166,656

See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(Unaudited)

	Three Months Ended October 31		Six Months Ended October 31
	2000	1999	2000	1999
Net Sales	$ 107,209	$ 99,259	$ 213,700	$ 193,436
Cost of sales and distribution	79,800	73,750	157,099	141,854
Gross Profit	27,409	25,509	56,601	51,582

Selling & marketing expenses	17,888	14,982	34,063	29,206
General and administrative expenses	3,210	4,059	7,475	8,255
Operating Income	6,311	6,468	15,063	14,121

Interest expense	357	23	607	152
Other (income)/expense	90	(282)	76	(342)
Income Before Income Taxes	5,864	6,727	14,380	14,311

Provision for Income Taxes	2,342	2,627	5,752	5,597

Net Income	$ 3,522	$ 4,100	$ 8,628	$ 8,714

Earnings Per Share
Weighted average shares outstanding
Basic	8,055,238	7,937,869	8,039,048	7,929,092
Diluted	8,150,963	8,083,737	8,126,936	8,099,015

Net income per share
Basic	$0.44	$0.52	$1.07	$1.10
Diluted	$0.43	$0.51	$1.06	$1.08
See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended October 31
	2000	1999
Operating Activities
Net income	$ 8,628	$ 8,714
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and Amortization	9,091	6,650
Net gain on disposal of property, plant and equipment	(5)	(1)
Deferred income taxes	582	219
Other non-cash items	365	498
Changes in operating assets and liabilities:
Customer receivables	(18)	1,829
Income taxes receivable	(1060)	--
Inventories	(4,101)	(5,952)
Other assets	(6,157)	(5,915)
Accounts payable	(2,752)	249
Accrued compensation and related Expenses	1,713	(1,813)
Other	672	21
Net Cash Provided by Operating Activities	6,958	4,499

Investing Activities
Payments to acquire property, plant, and equipment	(14,946)	(16,674)
Proceeds from sales of property, plant, and equipment	9	10
Net Cash Used by Investing Activities	(14,937)	(16,664)

Financing Activities
Payments of long-term debt	(53,311)	(670)
Proceeds from the issuance of Common Stock	974	501
Payment of dividends	(804)	(714)
Net Increase in Short-term Borrowings	--	2,450
Proceeds from Long-term Borrowings	57,800	--
Net Cash Provided by Financing Activities	4,659	1,567

Decrease In Cash And Cash Equivalents	(3,320)	(10,598)

Cash And Cash Equivalents, Beginning of Period	4,183	14,165

Cash And Cash Equivalents, End of Period	$ 863	$ 3,567
See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ended April 30, 2001. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2000.

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

NOTE C--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:
	Three Months Ended October 31		Six Months Ended October 31
	2000	1999	2000	1999
Numerator:
Net income used for both basic and dilutive earnings per share	$3,522	$4,100	$8,628	$8,714

Denominator:
Denominator for basic earnings per common share - weighted- average shares	8,055,238	7,937,869	8,039,048	7,929,092

Effect of dilutive securities:
Employee Stock Options	95,725	145,868	87,888	169,923

Denominator for diluted earnings per common share -weighted average shares and assumed conversions	8,150,963	8,083,737	8,126,936	8,099,015

Earnings per common share, basic	$0.44	$ 0.52	$ 1.07	$ 1.10

Earnings per common share, diluted	$0.43	$ 0.51	$ 1.06	$ 1.08

NOTE D--CUSTOMER RECEIVABLES

The components of customer receivables were:
	October 31 2000	April 30 2000
(in thousands)
Gross customer receivables	$ 39,333	$ 39,298
Less:
Allowance for doubtful accounts	(818)	(769)
Allowance for returns and discounts	(2,929)	(2,716)
Net customer receivables	$ 35,586	$ 35,813

NOTE E--INVENTORIES

The components of inventories were:
	October 31 2000	April 30 2000
(in thousands)
Raw materials	$ 12,848	$ 12,136
Work-in-process	19,839	17,246
Finished goods	1,706	1,006

Total FIFO inventories	$ 34,393	$ 30,388

Reserve to adjust inventories to LIFO value	(7,674)	(7,649)
Total LIFO inventories	$ 26,719	$ 22,739

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

NOTE F--CASH FLOW

Supplemental disclosures of cash flow information:
	Six Months Ended October 31
(in thousands)	2000	1999
Cash paid during the period for:
Interest	$ 1,054	$ 302
Income taxes	$ 6,890	$ 6,231

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

Management's Discussion and Analysis
Six Months Ended October 31, 2000

Results of Operations

Net Sales for the second quarter of fiscal 2001 were $107.2 million, an increase of 8.0% over the same period in fiscal 2000. Excluding the impact of the Company's exit from the custom cabinet and original equipment markets since the prior year, sales growth in the second quarter was 14%. Net sales of $213.7 million for the six-month period ended October 31, 2000 were 10.5% higher than the same period of the prior year. Improved sales for both the quarter and six-month period were the result of growth in the home center and builder direct channels of distribution, along with an increase in per unit revenue. The average revenue per unit in the second quarter of fiscal 2001 increased 11.5%, and the six month average in fiscal 2001 increased 10.4% over the comparable prior year periods due to a general price increase announced in January 2000, new products introduced over the past year and a shift in mix to higher-end products.

In fiscal 2001, second quarter gross margin was 25.6%, down slightly from the fiscal 2000 second quarter gross margin of 25.7%. For the first six months of fiscal 2001, gross margin was 26.5%, down from the previous year six-month gross margin of 26.7%. Anticipated improvements in gross margin were not realized due to higher manufacturing overhead and distribution costs. Higher overhead costs were the result of expenses related to underutilized production capacity. Higher distribution costs were the result of increases in freight charges from third-party carriers and rising fuel surcharges.

Selling and marketing expenses for the second quarter of fiscal 2001 were $17.9 million or 16.7% of net sales, an increase of $2.9 million over fiscal 2000. For the first six months of fiscal 2001 selling and marketing expenses were $34.1 million or 15.9% of net sales, an increase of $4.9 million from the same period of the prior fiscal year. The increased expenses for both periods were primarily attributable to an increase in performance based marketing programs, promotional expense to support merchandizing efforts and training expense associated with the introduction of the new Thomasville product line.

General and administrative expenses, as a percent of net sales, declined to 3.0% in the second quarter of fiscal 2001, a decrease of $849 thousand from the second quarter of fiscal 2000. For the first six months of fiscal 2001 general and administrative expenses were 3.5% of net sales, a decrease of $780 thousand from the first six months of fiscal 2000. Both period decreases are due to lower accruals for performance based employee bonuses and reductions in the Company's bad debt expense.

Interest expense for the second quarter of fiscal 2001 was $357 thousand, and for the first six months of fiscal 2001 was $607 thousand, representing increases of $334 thousand and $455 thousand, from the respective prior periods of fiscal 2000. For both periods, additional interest expense on increased debt was only partially offset by capitalized interest.

In the first quarter of fiscal 2001 the Company substantially completed its restructuring activities relating to the conversion of its Ham Lake, Minnesota facility from custom cabinet manufacturing to manufacturing of components and accessories.

Liquidity and Capital Resources

The Company's operating activities generated $7.0 million in net cash during the first six months of fiscal 2001 compared to $4.5 million net cash generated in the same period of fiscal 2000. The increase in cash generated from operations over prior year was due primarily to an increase in the provision for depreciation and amortization as well lower consumption of cash required for inventories and accounts payable. Depreciation and amortization expense increased as a result of the Company's capital investment initiatives. Changes in cash flow from investment in inventory and promotional display activity were due to seasonal activity and timing. The period over period favorable impacts to cash were only partially offset by the cash impact of increased customer receivables and increased cash consumption for investment in promotional displays.

Capital spending during the first six months of fiscal 2001 was $14.9 million as compared to $16.7 million in the same period of fiscal 2000, a decrease of $1.7 million. Capital spending for fiscal 2001 was lower than fiscal 2000 as the Company nears completion of its recent capacity expansion program. During the first six months of fiscal 2001 the Company completed the building construction and first phase of production equipment installation for its new flat-stock facility in Humboldt, Tennessee. Additional investments made during the first six months included funding for the continued ramp up of the Company's assembly facility in Gas City, Indiana, expanded capacity for the Company's lumber facility in Monticello, Kentucky and other minor projects intended to expand production capacity. The Company expects that in order to support continued sales growth, it will be necessary to make additional investments in plant, property and equipment during the remainder of fiscal 2001. The Company expects that its capital investment spending in the second half of fiscal year 2001 will be less than that experienced in the first six months of fiscal 2001.

Net cash provided by financing activities was $4.7 million for the first six months of fiscal 2001 as proceeds from borrowings offset payments. For the same period of fiscal 2000 the Company received $1.6 million from financing activities. During the first six months of fiscal 2001 the Company continued to borrow against its $45 million credit facility as cash on-hand combined with cash generated from operations was insufficient to support payments to acquire plant, property and equipment. The outstanding balance on the revolving credit facility was $17.8 million on October 31, 2000. Cash dividends of $804 thousand were paid during the first six months of fiscal 2001.

Cash flow from operations combined with accumulated cash on hand and available borrowing capacity is expected to be sufficient to meet forecasted working capital requirements, service existing debt obligations and fund capital expenditures of the remainder of fiscal 2001.

Legal Matters

The Company is involved in various suits and claims in the normal course of business that includes claims against the Company pending before the Equal Employment Opportunity Commission. Although management believes that such suits and EEOC claims are without merit and intends to vigorously contest them, the ultimate outcome of these matters cannot be determined at this time. In the opinion of management, after consultation with counsel, the ultimate liabilities and losses, if any, that may result from suits and claims involving the Company will not have any material adverse effect on the Company's operating results or financial position.

Dividends Declared

On November 29, 2000, the Board of Directors approved a $.05 per share cash dividend on its Common Stock. The cash dividend will be paid on December 27, 2000, to shareholders of record on December 13, 2000.

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

The Company is also exposed to changes in interest rates primarily from its long-term debt arrangements. The Company uses interest rate swap agreements to manage exposure to interest rate changes on certain long-term borrowings. The Company has variable-rate debt instruments representing approximately 71% of its total long-term debt at October 31, 2000. If interest rates average 25 basis points (.25%) more in fiscal 2001 than during fiscal 2000, the Company's interest expense would be increased by approximately $50,000. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's variable-rate, long-term debt at October 31, 2000.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended October 31, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION (Registrant)

/s/ William A. Armstrong	/s/ Kent B. Guichard
William A. Armstrong Corporate Controller	Kent B. Guichard Senior Vice President, Finance and Chief Financial Officer
Date: December 8, 2000	Date: December 8, 2000
Signing on behalf of the registrant and as principal accounting officer	Signing on behalf of the registrant and as principal financial officer