Form 10-Q
period 2001-01-31
AMERICAN WOODMARK CORP
filed 2001-03-07
CIK 794619

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value Class	8,098,746 shares outstanding as of March 2, 2001

AMERICAN WOODMARK CORPORATION
FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

AMERICAN WOODMARK CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
ASSETS	January 31, 2001 (Unaudited)	April 30, 2000 (Audited)
Current Assets
Cash and cash equivalents	$ 424	$ 4,183
Customer receivables	33,911	35,813
Inventories	25,954	22,739
Income taxes receivable	135	--
Prepaid expenses and other	1,335	1,826
Deferred income taxes	3,405	3,074
Total Current Assets	65,164	67,635

Property, Plant, and Equipment - Net	94,994	86,954
Deferred Costs and Other Assets	15,472	12,067
	$175,630	$ 166,656

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$ 15,982	$ 20,195
Accrued compensation and related expenses	13,073	15,154
Current maturities of long-term debt	2,062	1,876
Income taxes payable	0	707
Other accrued expenses	7,838	7,652
Total Current Liabilities	38,955	45,584

Long-Term Debt, less current maturities	24,270	22,009
Deferred Income Taxes	6,123	4,897
Long-Term Pension Liabilities	1,554	1,554

Stockholders' Equity
Preferred Stock, $1.00 par value; 2,000,000 shares authorized, none issued
Common Stock, no par value; Common Stock, no par value; 20,000,000 shares authorized; issued and outstanding 8,090,746 shares at January 31, 2001; 8,010,427 shares at April 30, 2000	24,292	22,896
Retained earnings	80,436	69,716

Total Stockholders' Equity	104,728	92,612

	$175,630	$166,656

See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(Unaudited)

	Three Months Ended January 31		Nine Months Ended January 31
	2001	2000	2001	2000
Net Sales	$101,179	$ 91,746	$314,879	$285,182
Cost of sales and distribution	74,871	69,493	231,970	211,347
Gross Profit	26,308	22,253	82,909	73,835

Selling & marketing expenses	16,930	13,911	50,993	43,117
General and administrative expenses	3,410	3,661	10,885	11,916
Operating Income	5,968	4,681	21,031	18,802

Interest expense	432	129	1,039	281
Other (income)/expense	32	(39)	108	(381)
Income Before Income Taxes	5,504	4,591	19,884	18,902

Provision for Income Taxes	2,205	2,029	7,957	7,626
Net Income	$ 3,299	$ 2,562	$ 11,927	$ 11,276
Earnings Per Share
Weighted average shares outstanding
Basic	8,074,993	7,977,389	8,047,594	7,945,191
Diluted	8,131,562	8,077,645	8,124,137	8,092,168

Net income per share
Basic	$0.41	$0.32	$1.48	$1.42
Diluted	$0.41	$0.32	$1.47	$1.39

See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended January 31
	2001	2000
Operating Activities
Net income	$11,927	$11,276
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and Amortization	14,267	10,370
Net gain on disposal of property, plant and equipment	6	8
Deferred income taxes	895	(154)
Other non-cash items	1,109	699
Changes in operating assets and liabilities:
Customer receivables	1,046	6,559
Income taxes receivable	(135)	0
Inventories	(3,468)	(4,851)
Other assets	(9,784)	(7,879)
Accounts payable	(4,213)	960
Accrued compensation and related Expenses	(2,081)	(3,887)
Other	67	(535)
Net Cash Provided by Operating Activities	9,636	12,566

Investing Activities
Payments to acquire property, plant, and equipment	(15,944)	(32,106)
Proceeds from sales of property, plant, and equipment	10	11
Net Cash Used by Investing Activities	(15,934)	(32,095)

Financing Activities
Payments of long-term debt	(86,603)	(1,566)
Proceeds from Long-term Borrowings	89,050	0
Proceeds from the issuance of Common Stock	1,299	975
Payment of dividends	(1,207)	(1,113)
Net Increase in Short-term Borrowings	0	7,900
Net Cash Provided by Financing Activities	2,539	6,196

Decrease In Cash And Cash Equivalents	(3,759)	(13,333)

Cash And Cash Equivalents, Beginning of Period	4,183	14,165

Cash And Cash Equivalents, End of Period	$ 424	$ 832
See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ended April 30, 2001. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2000.

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which provided guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will be required to adopt SAB No. 101 in the fourth quarter ending April 30, 2001. The Company expects the impact of the adoption will result in the Company reporting a cumulative effect for the change in accounting of approximately $1 million or $0.12 per share as of May 1, 2000. Previously reported quarters will be restated to reflect this change, however it is not expected that this change will have a material impact on the Company's revenues or results of operations.

In January 2001, the Emerging Issues Task Force (EITF) reached a consensus on one of the issues currently under consideration in EITF Issue No. 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". This consensus requires a vendor to recognize a rebate or refund obligation as a reduction of revenue based on a systematic and rational allocation of the costs of honoring rebates or refunds. The Company has historically followed the practice of recording the cost of such items as a promotion expense. The Company will be required to adopt the consensus in the quarter ending April 30, 2001. At the time of the adoption, the Company will reclassify prior quarters and prior year financial statements to conform to the new income statement classification. As the Company believes its current accounting practices relative to the timing and method of recognizing such costs is consistent with the consensus, it is not expected that the adoption of the consensus will have any impact on the Company's financial position or results of operations.

NOTE C--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:
	Three Months Ended January 31		Nine Months Ended January 31
	2001	2000	2001	2000
Numerator:
Net income used for both basic and dilutive earnings per share	$3,299	$2,562	$11,927	$11,276

Denominator:
Denominator for basic earnings per common share - weighted- average shares	8,074,993	7,977,389	8,047,594	7,945,191

Effect of dilutive securities:
Employee Stock Options	56,569	100,256	76,543	146,977

Denominator for diluted earnings per common share -weighted average shares and assumed conversions	8,131,562	8,077,645	8,124,137	8,092,168

Earnings per common share, basic	$0.41	$0.32	$1.48	$1.42

Earnings per common share, diluted	$0.41	$0.32	$1.47	$1.39

NOTE D--CUSTOMER RECEIVABLES

The components of customer receivables were:
	January 31 2001	April 30 2000
(in thousands)
Gross customer receivables	$ 37,989	$ 39,298
Less:
Allowance for doubtful accounts	(864)	(769)
Allowance for returns and discounts	(3,214)	(2,716)
Net customer receivables	$ 33,911	$ 35,813

NOTE E--INVENTORIES

The components of inventories were:
	January 31 2001	April 30 2000
(in thousands)
Raw materials	$ 12,240	$ 12,136
Work-in-process	19,970	17,246
Finished goods	1,412	1,006

Total FIFO inventories	$ 33,622	$ 30,388

Reserve to adjust inventories to LIFO value	(7,668)	(7,649)
Total LIFO inventories	$ 25,954	$ 22,739

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

NOTE F--CASH FLOW

Supplemental disclosures of cash flow information:
	Nine Months Ended January 31
(in thousands)	2001	2000
Cash paid during the period for:
Interest	$1,322	$ 754
Income taxes	$7,844	$8,446

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

Management's Discussion and Analysis
Nine Months Ended January 31, 2001

Results of Operations

Net Sales for the third quarter of fiscal 2001 were $101.2 million, an increase of 10.3% over the same period in fiscal 2001. Excluding the impact of the Company's exit from the custom cabinet and original equipment markets since the prior year, sales growth in the third quarter was 15%. Net sales of $314.9 million for the nine-month period ended January 31, 2001 were 10.4% higher than the same period of the prior year. Improved sales for both the quarter and nine-month period were the result of unit growth in the home center and builder direct channels of distribution, along with increased per unit revenue. The average revenue per unit in the third quarter of fiscal 2001 increased 13.3%, and the nine month average in fiscal 2001 increased 11.3% over the comparable prior year periods due to a general price increase announced in January 2000, new products introduced over the past year and a shift in mix to higher-end products.

In fiscal 2001, third quarter gross margin was 26.0%, up from the fiscal 2000 third quarter gross margin of 24.3%. For the first nine months of fiscal 2001, gross margin was 26.3%, up from the previous year nine-month gross margin of 25.9%. Improved gross margin was the result of better material utilization and increased per cabinet revenue, which were only partially offset by higher distribution expense. Material utilization improved as a result of product mix and price reductions in certain raw materials. Higher distribution costs were the result of increases in freight charges from third-party carriers and rising fuel surcharges.

Selling and marketing expenses for the third quarter of fiscal 2001 were $16.9 million or 16.7% of net sales, an increase of $3.0 million over fiscal 2000. For the first nine months of fiscal 2001 selling and marketing expenses were $51.0 million or 16.2% of net sales, an increase of $7.9 million from the same period of the prior fiscal year. The increased expenses for both periods were primarily attributable to an increase in performance based marketing programs, promotional expense to support merchandizing efforts and training expense associated with the introduction of the new Thomasville product line.

General and administrative expenses, as a percent of net sales, were 3.4% in the third quarter of fiscal 2001, a decrease of $252 thousand from the third quarter of fiscal 2000. Lower general and administrative expenses in the third quarter of fiscal 2001, as compared to the third quarter of fiscal 2000 were primarily due to lower accruals for performance based employee bonuses, which were partly offset by an increase in the reserve for bad debt. The allowance for doubtful accounts reserve was increased by $325 thousand in the third quarter of fiscal 2001 to recognize issues with collections on certain receivables. For the nine months of fiscal 2001 general and administrative expenses were 3.5% of net sales, a decrease of $1.0 million from the first nine months of fiscal 2000. The year-over-year nine-month period decrease is due to lower accruals for performance based employee bonuses.

Interest expense for the third quarter of fiscal 2001 was $432 thousand, and for the first nine months of fiscal 2001 was $1.0 million, representing increases of $303 thousand and $758 thousand, from the respective prior periods of fiscal 2000. For the third quarter period, the increase is due to additional interest expense on increased debt. For the nine-month period, the increase in interest expense on increased debt was only partially offset by capitalized interest.

The Company's combined federal and state effective income tax rate for the third quarter and first nine months of fiscal 2001 was 40.1% and 40.0%, respectively. For the same periods of fiscal 2000, the combined federal and state effective income tax rates were 44.2% and 40.3%. The year over year decrease in rate for the third quarter is attributed to the prior year rate being impacted by an adjustment for certain non-deductible items.

Diluted earnings per share were $0.41 and $1.47 for the third quarter and first nine months of fiscal 2001, respectively, compared to $0.32 and $1.39 for the third quarter and first nine months of fiscal 2000, respectively.

In the first quarter of fiscal 2001 the Company substantially completed its restructuring activities relating to the conversion of its Ham Lake, Minnesota facility from custom cabinet manufacturing to manufacturing of components and accessories.

New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" which provided guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In June 2000, the SEC issued SAB 101B delaying the implementation of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999, which for American Woodmark is the fourth quarter ending April 30, 2001. The Company expects the impact of the adoption will result in the Company reporting a cumulative effect for the change in accounting of approximately $1 million or $0.12 per share as of May 1, 2000. Previously reported quarters will be restated to reflect this change, however it is not expected that this change will have a material impact on the Company's revenues or results of operations.

In January 2001, the Emerging Issues Task Force (EITF) reached a consensus on one of the issues currently under consideration in EITF Issue No. 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". This consensus requires a vendor to recognize a rebate or refund obligation as a reduction of revenue based on a systematic and rational allocation of the costs of honoring rebates or refunds. The Company has historically followed the practice of recording the cost of such items as a promotion expense. The Company will be required to adopt the consensus in the quarter ending April 30, 2001. At the time of the adoption, the Company will reclassify prior quarters and prior year financial statements to conform to the new income statement classification. As the Company believes its current accounting practices relative to the timing and method of recognizing such costs is consistent with the consensus, it is not expected that the adoption of the consensus will have any impact on the Company's financial position or results of operations.

Liquidity and Capital Resources

The Company's operating activities generated $9.6 million in net cash during the first nine months of fiscal 2001 compared to $12.6 million net cash generated in the same period of fiscal 2000. The decrease in cash generated from operations over prior year was due primarily to the reduction in comparable cash provided from the change in customer receivables, a greater consumption of cash required for accounts payable and increased cash consumption for other assets, which were only partially offset by an increase in the provision for depreciation and amortization, an increase in deferred income taxes, as well lower consumption of cash required for inventories. Changes in cash flow from accounts payable, customer receivables, inventories and promotional display activity (other) were due to seasonal activity and timing. Depreciation and amortization expense increased as a result of the Company's capital investment initiatives.

Capital spending during the first nine months of fiscal 2001 was $15.9 million as compared to $32.1 million in the same period of fiscal 2000, a decrease of $16.2 million. Capital spending for fiscal 2001 was lower than fiscal 2000 as the Company nears completion of its recent capacity expansion program. During the first nine months of fiscal 2001 the Company completed the building construction and first phase of production equipment installation for its new flat-stock facility in Humboldt, Tennessee. Additional investments made during the first nine months included funding for the continued ramp up of the Company's assembly facility in Gas City, Indiana, expanded capacity for the Company's lumber facility in Monticello, Kentucky and other minor projects intended to expand production capacity. The Company expects that in order to support continued sales growth, it will be necessary to make additional investments in plant, property and equipment during the remainder of fiscal 2001. The Company expects that its capital investment spending in the last quarter of fiscal year 2001 will be between $2 and $3 million.

Net cash provided by financing activities was $2.5 million for the first nine months of fiscal 2001 as proceeds from borrowings offset payments. For the same period of fiscal 2000 the Company received $6.2 million from financing activities. During the first nine months of fiscal 2001 the Company continued to borrow against its $45 million credit facility as cash on-hand combined with cash generated from operations was insufficient to support payments to acquire plant, property and equipment. The outstanding balance on the revolving credit facility was $16.6 million on January 31, 2001. Cash dividends of $1.2 million were paid during the first nine months of fiscal 2001.

Cash flow from operations combined with accumulated cash on hand and available borrowing capacity is expected to be sufficient to meet forecasted working capital requirements, service existing debt obligations and fund capital expenditures for the remainder of fiscal 2001 through the completion of fiscal 2002.

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

Dividends Declared

On February 21, 2001 the Board of Directors approved a $.05 per share cash dividend on its Common Stock. The cash dividend will be paid on March 26, 2001, to shareholders of record on March 12, 2001.

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

The Company is also exposed to changes in interest rates primarily from its long-term debt arrangements. The Company uses interest rate swap agreements to manage exposure to interest rate changes on certain long-term borrowings. The Company has variable-rate debt instruments representing approximately 71% of its total long-term debt at January 31, 2001. If interest rates average 25 basis points (.25%) more in fiscal 2001 than during fiscal 2000, the Company's interest expense would be increased by approximately $47,000. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's variable-rate, long-term debt at January 31, 2001.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Loan Agreement dated January 31, 2001 between the Company and the West Virginia Economic Development Authority ("WVEDA").

(b) Reports on Form 8-K

The Company filed one Form 8-K on January 18, 2001 announcing that the Board of Directors had authorized the use of up to $10 million for the repurchase of the Company's common stock.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION (Registrant)

/s/ William A. Armstrong	/s/ Kent B. Guichard
William A. Armstrong Corporate Controller	Kent B. Guichard Senior Vice President, Finance and Chief Financial Officer

Date: March 6, 2001	Date: March 6, 2001
Signing on behalf of the registrant and as principal accounting officer	Signing on behalf of the registrant and as principal financial officer

Exhibit No.

10.1 (a) Loan agreement dated January 31, 2001 By and Between American Woodmark Corporation and the West Virginia Economic Development Authority