Form 10-K405
period 2001-04-30
AMERICAN WOODMARK CORP
filed 2001-07-18
CIK 794619

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended April 30, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the registrant's Common Stock, no par value, held by non-affiliates of the registrant at July 2, 2001 was $204,420,331 based on the closing price on that date on the Nasdaq National Market.

         As of July 2, 2001, 8,097,072 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's Annual Report to Shareholders for the fiscal year ended April 30, 2001 ("2001 Annual Report") are incorporated by reference into Parts I and II of this Form 10-K.

         Portions of Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 30, 2001 (Proxy Statement) are incorporated by reference into Part III of this Form 10-K.

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

              American Woodmark currently offers framed stock cabinets in approximately 150 different cabinet lines, ranging in price from relatively inexpensive to medium-priced styles. Styles vary by design and color from natural wood finishes to low-pressure laminate surfaces. The product offering of stock cabinets includes approximately 50 door designs in seven colors. Stock cabinets consist of a common box with standard interior components and an oak, cherry, maple or hickory front frame. In May of 2000 the Company announced the discontinuation of our custom line of cabinets in order to allow for focus on revenue growth in our core product lines.

              Products are sold under the brand names of American Woodmark(R), Thomasville Cabinetry(TM), Timberlake(R), and Shenandoah Cabinetry(R).

              American Woodmark's products are sold on a national basis across the United States through three primary market channels: independent dealer/ distributors, home centers and major builders. We distribute our products to each market channel directly from our four assembly plants and through a logistics network consisting of nine service centers located in key areas throughout the United States.

              The primary raw materials we use include oak, maple, cherry and hickory lumber. Additional raw materials include paint, particleboard, manufactured components and hardware. We currently purchase paint from one supplier; however, other sources are available. Our other raw materials are purchased from more than one source and are readily available.

              American Woodmark operates in a highly fragmented industry that is composed of several thousand local, regional and national manufacturers. Our principal means for competition rely on our breadth and variety of product offering, expanded service capabilities and affordable quality. We believe that no other company in the industry has more than a 20% share of the market. We also believe that American Woodmark is one of the five largest manufacturers of kitchen cabinets in the United States.

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

                  As of April 30, 2001, we had 3,866 employees. Approximately 24% of our employees are represented by labor unions. We believe that our employee relations are good.

Item 2.           PROPERTIES

                  We lease our Corporate Office which is located in Winchester, Virginia. In addition, we lease one and own ten manufacturing facilities located primarily in the eastern United States. We also lease nine service centers and three office centers located throughout the United States that support the sale and distribution of products to each market channel.

                  Primary properties include:

                   Location              Description
                   --------              -----------
                  Austin, TX           Service Center
                  Berryville, VA       Manufacturing Facility
                  Berryville, VA       Service Center
                  Charlotte, NC        Service Center
                  Gas City, IN         Manufacturing Facility
                  Ham Lake, MN         Manufacturing Facility
                  Hardy County, WV     Manufacturing Facility
                  Humboldt, TN         Manufacturing Facility
                  Irving, TX           Service Center
                  Jackson, GA          Manufacturing Facility
                  Kingman, AZ          Manufacturing Facility
                  Monticello, KY       Manufacturing Facility
                  Moorefield, WV       Manufacturing Facility
                  Orange, VA           Manufacturing Facility
                  Orlando, FL          Service Center
                  Philadelphia, PA     Service Center
                  Phoenix, AZ          Service Center
                  Raleigh, NC          Service Center
                  Rancho Cordova, CA   Service Center
                  Toccoa, GA           Manufacturing Facility
                  Winchester, VA       Corporate Office
                  Winchester, VA       (Customer Service) Office
                  Winchester, VA       (Product Dev.) Office

Item 3.           LEGAL PROCEEDINGS

                  In response to this Item, the information under "Legal Matters" under "Note J - Commitments and Contingencies" to the Consolidated Financial Statements and under the caption "Legal Matters" under "Management's Discussion and Analysis" in the 2001 Annual Report is incorporated herein by reference.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.


                     EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Registrant as of April 30, 2001 are as follows:

                                                     Position(s) Held During
                                                     -----------------------
               Name                 Age                   Past Five Years
               ----                 ---                   ---------------

         William F. Brandt, Jr.     55    Chairman of the Board from 1996 to
                                          present

         James J. Gosa              53    President and Chief Executive Officer
                                          from 1996 to present

         Jeffrey C. Bahr            54    Vice President of Human Resources from
                                          April 2000 to present; Vice President,
                                          Human Resources, Bombardier Aerospace,
                                          a manufacturer of business aircraft,
                                          from 1996 to 2000

         David L. Blount            53    Senior Vice President, Manufacturing
                                          from May 1999 to Present; Vice
                                          President, Manufacturing from May 1995
                                          to April 1999

         Kent B. Guichard           45    Senior Vice President, Finance and
                                          Chief Financial Officer from May 1999
                                          to present; Vice President, Finance
                                          and Chief Financial Officer from
                                          November 1995 to April 1999

         Ian J. Sole                45    Senior Vice President, Sales and
                                          Marketing from May 1999 to present;
                                          Vice President, Sales and Marketing
                                          from October 1997 to April 1999; Vice
                                          President, International, Hamilton
                                          Beach Proctor-Silex from 1996 to 1997

                                    PART II

Item 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
                  MATTERS

                  In response to this Item, the information under "Market Information" in the 2001 Annual Report is incorporated herein by reference.

Item 6.           SELECTED FINANCIAL DATA

                  In response to this Item, the information under "Five Year Selected Financial Information" in the 2001 Annual Report is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  In response to this Item, the information under "Management's Discussion and Analysis" in the 2001 Annual Report is incorporated herein by reference.

Item 7a.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  In respect to this item, the information under the caption "Risk Factors" in "Management's Discussion and Analysis" in the 2001 Annual Report is incorporated herein by reference in
                  Item 7.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  In response to this Item, the Consolidated Financial Statements, Notes to the Consolidated Financial Statements, the information under "Quarterly Results of Operations (Unaudited)," "Managements Report," and the Report of Ernst & Young LLP, Independent Auditors, in the 2001 Annual Report are incorporated herein by reference.

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

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

                  (a) 1.   Financial Statements

                           The following financial statements of American Woodmark Corporation are incorporated in this Form 10-K by reference in Item 8:

                                    Consolidated Balance Sheets as of April 30,
                                    2001 and 2000

                                    Consolidated Statement of Income and
                                    Retained Earnings - for each year of the three-year period ended April 30, 2001

                                    Consolidated Statement of Cash Flows -for each year of the three-year period ended April 30, 2001

                                    Notes to Consolidated Financial Statements

                                    Management's Report

                                    Report of Ernst & Young LLP, Independent
                                    Auditors

                  (a) 2.   Financial Statement Schedules

                           The following financial statement schedule is filed as a part of this Form 10-K:

                           Schedule II - Valuation of Qualifying Accounts for each year of the three-year period ended April 30, 2001

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

10.1  (f)    -    Amendment to Amended and Restated Loan Agreement and to
                  Reimbursement Agreements as of March 15, 1994 (7)

10.1  (g)    -    Amendment to Amended and Restated Loan Agreement and to
                  Reimbursement Agreements as of July 27, 1994 (8)

10.1  (h)    -    Amendment to Amended and Restated Loan Agreement and to
                  Reimbursement Agreements as of July 8, 1996 (12)

10.1  (i)    -    Amendment to Amended and Restated Loan Agreement as of August
                  31, 1996 (12)

10.1  (j)    -    Loan agreement dated January 31, 2001 By and Between American
                  Woodmark Corporation and the West Virginia Economic
                  Development Authority (17)

10.1  (k)    -    $35,000,000 Financing Agreement and $10,000,000 Term Loan
                  Facility Between the Company and Bank of America, N.A. as of
                  May 31, 2001

10.2  (a)    -    Security Agreement between the Company and Nations Bank of
                  North Carolina as of March 23, 1992 (5)

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

10.5  (b)    -    Deed of Trust - Hardy County, West Virginia (1)

10.6  (a)    -    Lease, dated November 1, 1984, between the Company and Amwood
                  Associates (1)

10.6  (b)    -    Lease, dated July 9, 1987, between the Company and the West
                  Virginia Industrial and Trade Jobs Development Corporation (3)

10.6  (c)    -    Lease, dated July 9, 1987, between the Company and the West
                  Virginia Industrial and Trade Jobs Development Corporation (3)

10.6  (d)    -    Lease, dated December 15, 2000, between the Company and the
                  Industrial Development Board of The City of Humboldt,
                  Tennessee

10.7  (a)    -    1986 Employee Stock Option Plan (1)

10.7  (b)    -    Form of Option Agreement and Stock Purchase Agreement (1)

10.7  (c)    -    1995 Non-Employee Directors Stock Option Plan (9)

10.7  (d)    -    1996 Stock Option Plan (10)

10.7  (e)    -    1999 Stock Option Plan (15)

10.7  (f)    -    2000 Non-Employee Directors Stock Option Plan

10.7  (g)    -    Shareholder Value Plan for Employees

10.7  (h)    -    Shareholder Value Plan for Non-Employee Directors

10.8  (a)    -    2001 Annual Incentive Plan for Chairman and President/CEO

10.8  (b)    -    2001 Annual Incentive Plan for Senior Vice Presidents

10.9         -    ISDA Master Agreement between NationsBank, N.A. and American
                  Woodmark Corporation dated as of May 29, 1998 (13)

10.10 (a)    -    Loan Agreement between the Company and the West Virginia
                  Economic Development Authority as of November 20, 1998
                  Relating to equipment financing. (14)

10.10 (b)    -    Promissory Note between the Company and the West Virginia
                  Economic Development Authority dated as of November 20, 1998.
                  (14)

10.10 (c)    -    Security Agreement between the Company and the West Virginia
                  Economic Development Authority dated as of November 20, 1998.
                  (14)

10.10 (d)    -    Amendment of Deed of Lease between the Company and the West
                  Virginia Economic Development Authority dated as of November
                  20, 1998. (14)

10.10 (e)    -    Promissory Note between the Company and the Wayne County EZ
                  Industrial Development Authority of Kentucky dated as of July
                  22, 1998. (14)

10.10 (f)    -    Promissory Note between the Company and Amende Cabinet
                  Corporation, a wholly owned subsidiary of the Company, dated as of July 30, 1998. (14)

10.10 (g)    -    Credit Agreement between the Company and NationsBank, N. A.
                  dated as of September 1, 1998. (14)

10.10 (h)    -    Loan Agreement between the Company and Wells Fargo Bank, N. A.
                  dated as of March 23, 1999. (14)

10.10 (i)    -    Promissory Note between the Company and NationsBank, N. A.
                  dated as of July 31, 1989. (14)

13           -    2001 Annual Report to Shareholders

21           -    Subsidiaries of the Company

23           -    Consent of Ernst & Young LLP, Independent Auditors

           (b) Reports on Form 8-K

               None.

 ______________________________________________________________________________
     (1)   -   Incorporated by reference to exhibits filed with Form S-1, No.
               33-6245.

     (2)   -   Incorporated by reference to exhibits filed with the 1987 Form
               10-K.

     (3)   -   Incorporated by reference to exhibits filed with the 1988 Form
               10-K.

     (4)   -   Incorporated by reference to exhibits filed with the 1989 Form
               10-K.

     (5)   -   Incorporated by reference to exhibits filed with the 1992 Form
               10-K.

     (6)   -   Incorporated by reference to exhibits filed with the 1993 Form
               10-K.

     (7)   -   Incorporated by reference to exhibits filed with the 1994 Form
               10-K.

     (8)   -   Incorporated by reference to exhibits filed with the 1995 Form
               10-K.

     (9)   -   Incorporated by reference to exhibits filed with Form S-8, No.
               333-12631.

     (10)  -   Incorporated by reference to exhibits filed with Form S-8, No.
               333-12623.

     (11)  -   Incorporated by reference to exhibits filed with the 1996 Form
               10-K.

     (12)  -   Incorporated by reference to exhibits filed with the 1997 Form
               10-K.

     (13)  -   Incorporated by reference to exhibits filed with the 1998 Form
               10-K.

     (14)  -   Incorporated by reference to exhibits filed with the 1999 Form
               10-K.

     (15)  -   Incorporated by reference to exhibits filed with the 1999 Form
               DEF-14A.

     (16)  -   Incorporated by reference to exhibits filed with the Third
               Quarter FY00 Form 10-Q.

     (17)  -   Incorporated by reference to exhibits filed with the Third
               Quarter FY01 Form 10-Q.

                 Schedule II - Valuation and Qualifying Accounts

                          AMERICAN WOODMARK CORPORATION

                                 (In Thousands)

                                                       Additions
                                       Balance at      Charged to                                Balance
                                       Beginning       Cost and                                  At End
Description(a)                         Of Period       Expenses       Other       Deductions     Of Period
--------------                         ---------       --------       -----       ----------     ---------
Year ended April 30, 2001:
Allowance for doubtful accounts            $  769      $   996        $    --     $   (415)(b)      $1,350
                                           ======      =======        =======     ========          ======
Reserve for cash discounts                 $  530      $ 8,043(c)     $    --     $ (7,823)(d)      $  750
                                           ======      =======        =======     ========          ======
Reserve for sales returns
and allowances                             $2,186      $10,353(c)     $    --     $ (9,983)         $2,556
                                           ======      =======        =======     ========          ======

Year ended April 30, 2000:
Allowance for doubtful accounts            $  422      $   628        $    --     $   (281)(b)      $  769
                                           ======      =======        =======     ========          ======
Reserve for cash discounts                 $  545      $ 6,742(c)     $    --     $ (6,757)(d)      $  530
                                           ======      =======        =======     ========          ======
Reserve for sales returns and
allowances                                 $1,596      $ 8,709(c)     $    --     $ (8,119)         $2,186
                                           ======      =======        =======     ========          ======

Year ended April 30, 1999:
Allowance for doubtful accounts            $  123      $   185        $   320(e)  $   (206)(b)      $  422
                                           ======      =======        =======     ========          ======
Reserve for cash discounts                 $  365      $ 5,415(c)     $    --     $ (5,235)(d)      $  545
                                           ======      =======        =======     ========          ======
Reserve for sales returns and
allowances                                 $1,269      $ 7,303(c)     $    --     $ (6,976)         $1,596
                                           ======      =======        =======     ========          ======


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

                                  American Woodmark Corporation
                                  -----------------------------
                                            (Registrant)

July 18, 2001                     /s/ JAMES J. GOSA
-------------                     -----------------------------
                                  James J. Gosa
                                  President and
                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 18, 2001     /s/ JAMES J. GOSA
-------------     -----------------
                  James J. Gosa
                  President and
                  Chief Executive Officer
                  (Principal Executive Officer)
                  Director

July 18, 2001     /s/ KENT B. GUICHARD
-------------     --------------------
                  Kent B. Guichard
                  Senior Vice President, Finance and
                  Chief Financial Officer
                  (Principal Financial Officer)
                  Director

July 18, 2001     /s/ WILLIAM F. BRANDT, JR.
-------------     --------------------------
                  William F. Brandt, Jr.
                  Chairman of the Board
                  Director

July 18, 2001     /s/ DANIEL T. CARROLL
-------------     ---------------------
                  Daniel T. Carroll
                  Director

July 18, 2001     /s/ C. ANTHONY WAINWRIGHT
-------------     -------------------------
                  C. Anthony Wainwright
                  Director

July 18, 2001     /s/ MARTHA M. DALLY
-------------     -------------------
                  Martha M. Dally
                  Director

July 18, 2001     /s/ FRED S. GRUNEWALD
-------------     ---------------------
                  Fred S. Grunewald
                  Director

July 18, 2001     /s/ ALBERT L. PRILLAMAN
-------------     -----------------------
                  Albert L. Prillaman
                  Director

July 18, 2001     /s/ KENT J. HUSSEY
-------------     ------------------
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