Form 10-Q
period 2001-07-31
AMERICAN WOODMARK CORP
filed 2001-09-12
CIK 794619

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No  ☐

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value	8,214,929 shares outstanding

Class	as of September 7, 2001

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

AMERICAN WOODMARK CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	July 31	April 30
	2001	2001

ASSETS	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$8,012	$1,714
Customer receivables	31,895	29,410
Inventories	30,858	30,267
Prepaid expenses and other	1,676	1,728
Deferred income taxes	4,382	4,760

Total Current Assets	76,823	67,879

Property, Plant, and Equipment	94,636	93,641
Deferred Costs and Other Assets	21,286	18,848

	$192,745	$180,368

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$18,743	$17,038
Accrued compensation and related expenses	14,710	16,269
Current maturities of long-term debt	1,619	2,118
Accrued Marketing Expenses	4,612	3,505
Other accrued expenses	8,018	6,289

Total Current Liabilities	47,702	45,219

Long-Term Debt, less current maturities	17,140	16,819
Deferred Income Taxes	8,119	7,246
Long-Term Pension Liabilities	1,571	1,571

Stockholders' Equity
Preferred Stock, $1.00 par value;
2,000,000 shares authorized, none
issued
Common Stock, no par value; 20,000,000
shares authorized; issued and
outstanding 8,144,954 shares at
July 31, 2001; 8,079,093 shares at
April 30, 2001	26,131	24,412
Retained earnings	92,082	85,101

Total Stockholders' Equity	118,213	109,513

	$192,745	$180,368

See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(Unaudited)

	Quarter Ended
	July 31

	2001	2000

Net sales	$121,262	$104,297
Cost of sales and distribution	85,997	77,866

Gross Profit	35,265	26,431

Selling and marketing expenses	16,990	13,303
General and administrative expenses	5,491	4,265

Operating Income	12,784	8,863

Interest expense	262	250
Other (income) expense	349	(14)

Income Before Income Taxes	12,173	8,627

Provision for income taxes	4,788	3,446

Income before cumulative effect of change	$7,385	$5,181
in accounting principles

Cumulative effect of change in accounting	—	(1,583)

Principles

Net Income	$7,385	$3,598

Earnings Per Share

Weighted average shares outstanding
Basic	8,102,762	8,022,857
Diluted	8,337,718	8,103,246

Net income per share before cumulative
effect of change in accounting principles
Basic	$0.91	$0.65
Diluted	$0.89	$0.64

Net income per share after cumulative
effect of change in accounting principles
Basic	$0.91	$0.45
Diluted	$0.89	$0.44

See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Quarter Ended July 31
	2001	2000
Operating Activities
Net income	$ 7,385	$ 3,598
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting Principles	—	1,583
Provision for depreciation and amortization	5,518	4,299
Net (gain) loss on disposal of property, plant, and equipment	10	(9)
Deferred income taxes	1,251	427
Other non-cash items	(221)	(62)
Changes in operating assets and liabilities:
Customer receivables	(2,205)	(497)
Inventories	(650)	(828)
Other assets	(5,187)	(2,837)
Accounts payable	1,704	(1,835)
Accrued compensation and related expenses	(1,559)	(476)
Income taxes payable	1,416	2,128
Other	1,970	851

Net Cash Provided by Operating Activities	9,432	6,342

Investing Activities
Payments to acquire property, plant, and equipment	(3,784)	(10,180)
Proceeds from sales of property, plant, and equipment	9	9

Net Cash Used by Investing Activities	(3,775)	(10,171)

Financing Activities
Payments of long-term debt	(19,184)	(24,096)
Proceeds from long-term borrowings	19,007	25,650
Proceeds from the issuance of Common Stock	1,222	380
Payment of dividends	(404)	(401)

Net Cash Provided by Financing Activities	641	1,533

Increase (Decrease) In Cash And Cash Equivalents	6,298	(2,296)

Cash And Cash Equivalents, Beginning of Period	1,714	4,183

Cash And Cash Equivalents, End of Period	$ 8,012	$ 1,887

See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ended April 30, 2002. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2001.

NOTE B—NEW ACCOUNTING PRONOUNCEMENTS

The Company was required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities" in the first quarter of fiscal 2002. The new standards establish accounting and reporting requirements for derivative instruments and hedging activities. The adoption did not have a material impact on the Company's financial position or results of operations for the first quarter of fiscal 2002.

In April 2001, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." The Company is required to adopt EITF 00-25 no later than the fourth quarter of fiscal 2002. EITF 00-25 requires that certain activities such as the payment of "slotting fees", cooperative advertising arrangements and "buy downs" be classified as a reduction in revenue. The adoption of EITF 00-25 will have no impact on the net income or earnings per share of the Company. The impact of the adoption on the consolidated financial statements will result in a material adjustment to both net sales and selling and marketing expense as the Company currently classifies some of the defined activities as expense.

NOTE C—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended July 31
	2001	2000
Numerator:
Net income used for both basic and dilutive earnings per share	$ 7,385	$ 3,598

Denominator:
Denominator for basic earnings per share - weighted-average shares	8,102,762	8,022,857

Effect of dilutive securities: Employee Stock Options	234,956	80,389

Denominator for diluted earnings per per share, adjusted weighted average weighted-average shares and assumed Conversions	8,337,718	8,103,246

Net income per share before cumulative effect of change in accounting principles
Basic	$ 0.91	$ 0.65
Diluted	$ 0.89	$ 0.64

Net income per share after cumulative effect of change in accounting principles
Basic	$ 0.91	$ 0.45
Diluted	$ 0.89	$ 0.44

NOTE D—CUSTOMER RECEIVABLES

          The components of customer receivables were:

(in thousands)	July 31 2001	April 30 2001
Gross customer receivables	$ 36,275	$ 34,066
Less:
Allowance for doubtful accounts	(1,353)	(1,350)
Allowance for returns and discounts	(3,027)	(3,306)

Net customer receivables	$ 31,895	$ 29,410

NOTE E—INVENTORIES

The components of inventories were:

(in thousands)	July 31 2001	April 30 2001
Raw Materials	$ 11,940	$ 12,041
Work-in-process	21,992	20,600
Finished goods	4,368	5,079

Total FIFO inventories	$ 38,300	$ 37,720

Reserve to adjust inventories to LIFO value	(7,442)	(7,453)

Total inventories	$ 30,858	$ 30,267

An actual value of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Since they are subject to many forces beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.

NOTE F—CASH FLOW

Supplemental disclosures of cash flow information:

	Three Months Ended July 31
(in thousands)	2001	2000
Cash paid during the period for:
Interest	$ 211	$ 557
Income taxes	$ 1,759	$ 922

NOTE G—OTHER INFORMATION

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

Management's Discussion and Analysis
Three Months Ended July 31, 2001 and 2000

Results of Operations

Net sales for the first quarter of fiscal 2002 were $121.3 million, an increase of 16.3% over the same period in fiscal 2001. Higher sales were the result of continued growth across all channels of distribution, particularly with the Company's strategic home center and direct builder partners. Overall unit volume between the periods grew 13.5% due to the combination of new products and additional outlets. The average revenue per unit in fiscal 2002 increased 2.5% over the first quarter of fiscal 2001 due to a shift in product mix.

Gross margin for the first quarter of fiscal 2002 improved to 29.1% from 25.3% for the same period of the previous fiscal year. The improvement was due to the combination of lower material costs, improved productivity, lower freight expense and leverage on fixed costs with higher volume.

Selling and Marketing expenses for the first quarter of fiscal 2002 were $17.0 million or 14.0% of net sales, an increase of $3.7 million over the same period of fiscal 2001 in which sales and marketing expenses were 12.8% of net sales. Increased sales and marketing expenses were due primarily to customer promotions.

General and administrative expenses for the first quarter of fiscal 2002 were $5.5 million or 4.5% of net sales, an increase of $1.2 million over the same period of fiscal 2001 in which general and administrative expenses were 4.1% of net sales. The increase was due to higher accruals for anticipated payments under the Company's pay-for-performance incentive plans.

Interest expense for the first quarter of fiscal 2002 was $262 thousand, an increase of $12 thousand from the same period of the prior fiscal year.

Liquidity and Capital Resources

The Company's operating activities generated $9.4 million in net cash during the first three months of fiscal 2002 compared to $6.3 million net cash generated in the same period of fiscal 2001. The increase in cash generated from operations over prior year was due primarily to higher net income, an increase in the provision for depreciation and amortization, an increase in accounts payable and an increase in all other items. The favorable impacts to cash were only partially offset by increases in customer receivables and other assets and a decrease in accrued compensation. Depreciation and amortization expense increased as a result of the Company's capital investment initiatives. The increase in accounts payable was due to higher activity as the Company did not change any accounts payable practices. All other increased due to additional paid-in-capital from the exercise of employee stock options and an increase in miscellaneous accrued expenses. Customer receivables increased due to higher sales. Other assets increased primarily due to the Company's investment in customer displays. Accrued compensation decreased due to payments under the Company's pay-for-performance incentive plans.

Capital spending during the first quarter of fiscal 2002 was $3.8 million as compared to $10.2 million in the same period of fiscal 2001, a decrease of $6.4 million. During the first quarter of fiscal 2002, the Company began the expansion of the Company's assembly facility in Kingman, Arizona. During the first quarter of the prior year, the Company was installing the main production equipment for its new flat-stock facility in Humboldt, Tennessee and expanding capacity at the Company's lumber facility in Monticello, Kentucky. The Company expects that in order to support continued sales growth, it will be necessary to make additional investments in plant, property and equipment during the remainder of fiscal 2002. The Company currently expects to invest approximately $25 to $30 million in capital spending during fiscal 2002 to complete the expansion of the assembly plant in Kingman, Arizona, to begin the site development and construction of a new assembly plant and to begin the site development and construction of a new lumber processing facility.

Net cash provided by financing activities was $641 thousand for the first three months of fiscal 2002 due primarily to the exercise of stock options by employees. Proceeds from borrowings offset payments. For the same period of fiscal 2001 the Company generated $1.5 million from financing activities. The outstanding balance on the Company's $45 million revolving credit facility was $10.0 million on July 31, 2001. Cash dividends of $404 thousand were paid during the first quarter of fiscal 2002.

Cash flow from operations combined with accumulated cash on hand and available borrowing capacity is expected to be sufficient to meet forecasted working capital requirements, service existing debt obligations and fund capital expenditures of the remainder of fiscal 2002.

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

Dividends Declared

On August 30, 2001, the Board of Directors approved a $.05 per share cash dividend on its Common Stock. The cash dividend will be paid on September 28, 2001, to shareholders of record on September 14, 2001.

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

On July 31, 2001, the Company had no material exposure to changes in interest rates. The Company uses interest rate swap agreements to manage exposure to interest rate changes on certain long-term borrowings and as of July 31, 2001, all significant borrowings of the Company carried fixed interest rates between 5% and 6%.

While the Company is not currently aware of any other events that would result in a material decline in earnings from fiscal 2001, we participate in an industry that is subject to rapidly changing conditions. The preceding forward-looking statements are based on current expectations, but there are numerous factors that could cause the Company to experience a decline in sales and/or earnings. These include (1) overall industry demand at reduced levels, (2) economic weakness in a specific channel of distribution, especially the home center industry, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, (5) a dramatic increase to the cost of diesel fuel, and/or transportation related services, (6) the need to respond to price or product initiatives launched by a competitor, (7) a significant investment which provides a substantial opportunity to increase long-term performance, and (8) sales growth at a rate that outpaces the Company's ability to install new capacity. While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a materially adverse impact on short-term operating results.

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of American Woodmark Corporation held on August 30, 2001, the holders of 6,558,575 of the total 8,095,139 shares of Common Stock outstanding and eligible to vote duly executed and delivered valid proxies. The shareholders approved the two items outlined within the Company's Proxy Statement that was solicited to shareholders and reported to the Commission pursuant to Regulation 14A under the Act.

The following items were approved at the Company's Annual Meeting:

			Negative/
		Affirmative	Withheld	Abstentions/
		Votes	Votes	Non-Votes

1.	Election of the Board of Directors.
	William F. Brandt, Jr.	5,856,740	701,835	—
	Daniel T. Carroll	6,133,109	425,466	—
	Martha M. Dally	6,133,967	424,608	—
	James J. Gosa	6,133,737	424,838	—
	Fred S. Grunewald	6,005,792	552,783	—
	Kent B. Guichard	6,133,409	425,166	—
	Kent J. Hussey	6,133,938	424,640	—
	Albert L. Prillaman	6,133,967	424,608	—
	C. Anthony Wainwright	6,133,667	424,908	—

2.	Ratification of Selection of
	Independent Certified	6,552,834	30,411	5,330
	Public Accountants.

3.	Consider and Vote Upon a	6,122,396	429,223	6,956
	Proposal to Reapprove the
	Shareholder Value Plan for
	Employees.

As the members of the Board of Directors were elected individually, the aforementioned tallies pertaining to re-election represent a range of affirmative and negative votes.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended July 31, 2001.

SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

Date: September 11, 2001	/s/ Kent B. Guichard
Kent B. Guichard
Senior Vice President, Finance and Chief Financial Officer

Signing on behalf of the registrant and as principal financial officer