Form 10-Q
period 2001-10-31
AMERICAN WOODMARK CORP
filed 2001-12-12
CIK 794619

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ________________

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value	8,182,904 shares outstanding
Class	as of December 11, 2001

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

AMERICAN WOODMARK CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 31, 2001 (Unaudited)	April 30, 2001 (Audited)
ASSETS

Current Assets
Cash and cash equivalents	$9,480	$1,714
Customer receivables	35,204	29,410
Inventories	32,698	30,267
Prepaid expenses and other	2,521	1,728
Deferred income taxes	4,582	4,760
Total Current Assets	84,485	67,879

Property, Plant, and Equipment - Net	96,114	93,641
Deferred Costs and Other Assets	23,076	18,848

	$203,675	$180,368
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$20,666	$17,038
Accrued compensation and related expenses	19,559	16,269
Current maturities of long-term debt	1,629	2,118
Accrued marketing expenses	5,151	3,505
Other accrued expenses	5,245	6,289

Total Current Liabilities	52,250	45,219

Long-Term Debt, less current maturities	16,812	16,819
Deferred Income Taxes	7,363	7,246
Long-Term Pension Liabilities	1,571	1,571
Other Long-Term Liabilities	780	--

Stockholders' Equity
Preferred Stock, $1.00 par value;
2,000,000 shares authorized, none
issued
Common Stock, no par value; 20,000,000
shares authorized; issued and
outstanding 8,154,304 shares at
October 31, 2001; 8,079,093 shares
at April 30, 2001	28,189	24,412
Retained earnings	97,182	85,101
Other Comprehensive Income	(472)	--

Total Stockholders' Equity	124,899	109,513

	$203,675	$180,368

See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(Unaudited)

	Three Months Ended October 31		Six Months Ended October 31
	2001	2000	2001	2000
Net Sales	$ 129,777	$ 103,857	$ 251,039	$ 208,154
Cost of sales and distribution	92,950	79,562	178,947	157,428

Gross Profit	36,827	24,295	72,092	50,726

Selling and marketing expenses	18,181	14,955	35,171	28,258
General and administrative expenses	5,314	3,210	10,805	7,475

Operating Income	13,332	6,130	26,116	14,993
Interest expense	224	357	485	607
Other (income)/expense	(54)	90	295	76

Income Before Income Taxes	13,162	5,683	25,336	14,310
Provision for Income Taxes	5,199	2,282	9,987	5,728

Income before cumulative effect of change in accounting principles	$ 7,963	$ 3,401	$ 15,349	$ 8,582
Cumulative effect of change in accounting principles	—	—	—	(1,583)

Net Income	$ 7,963	$ 3,401	$ 15,349	$ 6,999

Earnings Per Share
Weighted average shares outstanding
Basic	8,167,366	8,055,238	8,135,064	8,039,048
Diluted	8,358,393	8,150,963	8,348,056	8,126,936
Net income per share before cumulative effect of change in accounting principles
Basic	$ 0.98	$ 0.42	$ 1.89	$ 1.07
Diluted	$ 0.95	$ 0.42	$ 1.84	$ 1.06
Net income per share after cumulative effect of change in accounting principles
Basic	$ 0.98	$ 0.42	$ 1.89	$ 0.87
Diluted	$ 0.95	$ 0.42	$ 1.84	$ 0.86

See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended October 31
	2001	2000
Operating Activities
Net income	$15,349	$6,999
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting Principles	—	1,583
Provision for depreciation and Amortization	11,440	9,091
Net (gain) loss on disposal of property, plant and equipment	27	(5)
Deferred income taxes	294	558
Other non-cash items	(32)	365
Changes in operating assets and liabilities:
Customer receivables	(5,593)	(431)
Income taxes receivable	—	(1,060)
Inventories	(2,599)	(4,038)
Other assets	(9,812)	(6,157)
Accounts payable	3,628	(2,676)
Accrued compensation and related Expenses	3,289	1,713
Other	1,172	1,016

Net Cash Provided by Operating Activities	17,163	6,958

Investing Activities
Payments to acquire property, plant, and Equipment	(8,057)	(14,946)
Proceeds from sales of property, plant, and equipment	9	9

Net Cash Used by Investing Activities	(8,048)	(14,937)

Financing Activities
Payments of Long-term debt	(19,503)	(53,311)
Proceeds from Long-term Borrowings	19,007	57,800
Proceeds from the issuance of Common Stock	2,414	974
Repurchase of common stock	(2,452)	—
Payment of dividends	(815)	(804)

Net Cash Provided (Used) by Financing Activities	(1,349)	4,659

Increase (Decrease) In Cash And Cash Equivalents	7,766	(3,320)
Cash And Cash Equivalents, Beginning of Period	1,714	4,183

Cash And Cash Equivalents, End of Period	$9,480	$863

See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ended April 30, 2002. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2001.

NOTE B—NEW ACCOUNTING PRONOUNCEMENTS

The Company was required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities" in the first quarter of fiscal 2002. The new standards establish accounting and reporting requirements for derivative instruments and hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

In May 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement and income statement classification for various types of sales incentives, including discounts, coupons, rebates and free products. The Company is required to adopt EITF 00-14 no later than the fourth quarter of fiscal 2002. The adoption of EITF 00-14 will have no impact on the net income or earnings per share of the Company. The Company is in the process of determining the amounts to be reclassified.

In April 2001, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." The Company is required to adopt EITF 00-25 no later than the fourth quarter of fiscal 2002. EITF 00-25 requires that certain activities such as the payment of "slotting fees", cooperative advertising arrangements and "buy downs" be classified as a reduction in revenue. The adoption of EITF 00-25 will have no impact on the net income or earnings per share of the Company. The impact of the adoption on the consolidated financial statements will result in a material adjustment to both net sales and selling and marketing expense due to the reclassification of cooperative advertising costs.

NOTE C—EARNINGS PER SHARE

          The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended October 31		Six Months Ended October 31
	2001	2000	2001	2000
Numerator:
Net income used for both basic and dilutive earnings per share	$ 7,963	$ 3,401	$15,349	$6,999
Denominator:
Denominator for basic earnings per share—Weighted average shares	8,167	8,055	8,135	8,039
Effect of dilutive securities:
Employee Stock Options	191	96	213	88

Denominator for Diluted earnings per share — adjusted weighted average shares and assumed conversions	8,358	8,151	8,348	8,127

Net income per share before cumulative effect of change in accounting principles
Basic	$ 0.98	$ 0.42	$ 1.89	$ 1.07
Diluted	$ 0.95	$ 0.42	$ 1.84	$ 1.06
Net income per share after cumulative effect of change in accounting principles
Basic	$ 0.98	$ 0.42	$ 1.89	$ 0.87
Diluted	$ 0.95	$ 0.42	$ 1.84	$ 0.86

  NOTE D—CUSTOMER RECEIVABLES

          The components of customer receivables were:

	October 31 2001	April 30 2001
(in thousands)
Gross customer receivables	$39,671	$34,066
Less:
Allowance for doubtful accounts	(1,155)	(1,350)
Allowance for returns and discounts	(3,312)	(3,306)

Net customer receivables	$35,204	$29,410

NOTE E—INVENTORIES

          The components of inventories were:

	October 31 2001	April 30 2001

(in thousands)
Raw materials	$12,093	$12,041
Work-in-process	22,868	20,600
Finished goods	5,349	5,079

Total FIFO inventories	$40,310	$37,720

Reserve to adjust inventories to LIFO value	(7,612)	(7,453)

Total LIFO inventories	$32,698	$30,267

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

NOTE F—CASH FLOW

          Supplemental disclosures of cash flow information:

	Six Months Ended October 31

	2001	2000

(in thousands)
Cash paid during the period for:
Interest	$566	$1,054
Income taxes	$9,913	$6,890

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

Management's Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations

Net Sales for the second quarter of fiscal 2002 were $129.8 million, an increase of 25.0% over the same period in fiscal 2001. Net sales of $251.0 million for the six-month period ended October 31, 2001 were 20.6% higher than the same period of the prior year. Improved sales for both the quarter and six-month period were the result of continued growth across all channels of distribution, particularly with the Company's strategic home center and direct builder partners. Overall unit volume for the second quarter grew 24% due to the impact of new products and additional outlets. The average price per unit for the most recent quarter increased 1% over the same period in the prior year due to a shift in product mix.

In fiscal 2002, second quarter gross margin was 28.4%, up from 23.4% in the second quarter of fiscal 2001. For the first six months of fiscal 2002, gross margin was 28.7%, up from the previous year six-month gross margin of 24.4%. Improvements in gross margin for both the quarter and the six-month period were due to the combination of lower material costs, improved productivity, lower freight expense and favorable leverage on fixed costs with higher volume.

Selling and marketing expenses for the second quarter of fiscal 2002 were $18.2 million or 14.0% of net sales, an increase of $3.2 million over fiscal 2001. For the first six months of fiscal 2002, selling and marketing expenses were $35.2 million or 14.0% of net sales, an increase of $6.9 million from the same period of the prior fiscal year. The increased expenses for both periods were primarily attributable to performance based marketing programs, promotional expense to support merchandizing efforts and employee pay-for-performance plans.

General and administrative expenses for the second quarter of fiscal 2002 were $5.3 million or 4.1%, an increase of $2.1 million from the second quarter of fiscal 2001. For the first six months of fiscal 2002 general and administrative expenses were $10.8 million or 4.3% of net sales versus 3.6% in the first six months of fiscal 2001. Both period increases are due to higher accruals for performance based employee incentive plans.

Interest expense for the second quarter and the first six-months of fiscal 2002 was $224 thousand and $485 thousand, respectively, versus $357 thousand and $607 thousand in the prior year. The decrease in interest expense was due primarily to lower rates on the Company's outstanding variable rate debt and lower debt balances.

Liquidity and Capital Resources

The Company's operating activities generated $17.2 million in net cash during the first six months of fiscal 2002 compared to $7.0 million net cash generated in the same period of fiscal 2001. The increase in cash generated from operations over prior year was due primarily to an increase in net income, an increase in the provision for depreciation and amortization. The period-over-period favorable impacts to cash were only partially offset by increases in working capital to support the Company's growth.

Capital spending during the first six months of fiscal 2002 was $8.1 million as compared to $14.9 million in the same period of fiscal 2001. Capital spending for fiscal 2002 was lower than fiscal 2001 due to the timing of the Company's expansion program. The Company expects that in order to support continued sales growth, it will be necessary to make additional investments in plant, property and equipment during the remainder of fiscal 2002. The Company expects that its capital investment spending in the second half of fiscal year 2002 will be more than that experienced in the first six months of fiscal 2002. Major projects include the expansion of the Monticello, Kentucky, lumber processing and the Kingman, Arizona, assembly plants and the construction of a new lumber processing facility in Hazard, Kentucky, and a new assembly facility in a site to be determined.

Net cash used by financing activities was $1.3 million for the first six months of fiscal 2002, as proceeds from borrowings did not offset payments. For the same period of fiscal 2001 the Company received $4.7 million from financing activities. Cash dividends of $815 thousand were paid during the first six months of fiscal 2002. The Company repurchased $2.5 million in Common Stock during the first six months of fiscal 2002.

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

Dividends Declared

On November 29, 2001, the Board of Directors approved a $.05 per share cash dividend on its Common Stock. The cash dividend will be paid on January 4, 2002, to shareholders of record on December 19, 2001.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

The Company's business has historically been subjected to seasonal influences, with higher sales typically realized in the second and fourth fiscal quarters.

The costs of the Company's products are subject to inflationary pressures and commodity price fluctuations. Inflationary pressure and commodity price increases have been relatively modest over the past five years, except for lumber prices, which rose significantly during fiscal 1997. The Company has generally been able over time to recover the effects of inflation and commodity price fluctuations through sales price increases.

The Company is also exposed to changes in interest rates from its long-term debt arrangements and its investment in securities. The Company uses interest rate swap agreements to manage exposure to interest rate changes on certain long-term borrowings. The Company has variable-rate debt instruments representing approximately 2% of its total long-term debt at October 31, 2001. If interest rates average 100 basis points (1.00%) more in fiscal 2002 than during fiscal 2001, the impact on the Company's interest expense would be immaterial. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's variable-rate, long-term debt at October 31, 2001.

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

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

None.

(b)	Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the three months ended October 31, 2001.

  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

Date: December 12, 2001	/s/ Kent B. Guichard
Kent B. Guichard Senior Vice President, Finance and Chief Financial Officer

Signing on behalf of the registrant and as principal financial officer