Form 10-Q
period 2002-01-31
AMERICAN WOODMARK CORP
filed 2002-03-13
CIK 794619

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2002
                                    ----------------

                                       OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                          ----------    ----------

                        Commission file number    0-14798
                                                  -------

                          American Woodmark Corporation
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Virginia                        54-1138147
                       --------                        ----------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)


     3102 Shawnee Drive, Winchester, Virginia                22601
    -----------------------------------------            -------------
     (Address of principal executive offices)              (Zip Code)

                                 (540) 665-9100
                               ------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes X     No
                                       ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                         8,260,096 shares outstanding
--------------------------                         ----------------------------
           Class                                        as of March 7, 2002

                          AMERICAN WOODMARK CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                                PAGE
PART I.  FINANCIAL INFORMATION                                                 NUMBER
------------------------------                                                 ------


Item 1.  Financial Statements

         Consolidated Balance Sheets--January 31, 2002
         and April 30, 2001                                                        3

         Consolidated Statements of Income--Three months
         ended January 31, 2002 and 2001; Nine months ended
         January 31, 2002 and 2001                                                 4

         Consolidated Statements of Cash Flows--Nine months
         ended January 31, 2002 and 2001                                           5

         Notes to Consolidated Financial Statements--
         January 31, 2002                                                        6-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                    10-11

Item 3.  Quantitative and Qualitative Disclosures of
         Market Risk                                                               12


PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                                          12


SIGNATURE                                                                          13
---------

PART I.   FINANCIAL INFORMATION

                          AMERICAN WOODMARK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                              January 31,                April 30,
                                                                 2002                      2001
ASSETS                                                        (Unaudited)                (Audited)
                                                              -----------                ---------
Current Assets
      Cash and cash equivalents                          $       7,376               $     1,714
      Customer receivables                                      35,695                    29,410
      Inventories                                               33,406                    30,267
      Income taxes receivable                                    1,572                        --
      Prepaid expenses and other                                 2,304                     1,728
      Deferred income taxes                                      5,732                     4,760
                                                       ----------------------    ----------------------
         Total Current Assets                                   86,085                    67,879

Property, Plant, and Equipment - Net                           106,440                    93,641
Deferred Costs and Other Assets                                 21,533                    18,848
                                                       ----------------------    ----------------------
                                                         $     214,058               $   180,368

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts Payable                                   $      22,267               $    17,038
      Accrued compensation and related expenses                 20,006                    16,269
      Current maturities of long-term debt                       1,200                     2,118
      Accrued marketing expenses                                 4,400                     3,505
      Other accrued expenses                                     4,817                     6,289
                                                       ----------------------    ----------------------
         Total Current Liabilities                              52,690                    45,219

Long-Term Debt, less current maturities                         16,284                    16,819
Deferred Income Taxes                                            9,629                     7,246
Long-Term Pension Liabilities                                    1,571                     1,571
Other Long-Term Liabilities                                        384                        --

Stockholders' Equity
      Preferred Stock, $1.00 par value;
          2,000,000 shares authorized, none
          issued
      Common Stock, no par value; 20,000,000
         shares authorized; issued and
         outstanding 8,202,971 shares at
         January 31, 2002; 8,079,093 shares
         at April 30, 2001                                      30,044                    24,412
      Retained earnings                                        103,689                    85,101
      Other Comprehensive Income                                  (233)                       --
                                                       ----------------------    ----------------------

         Total Stockholders' Equity                            133,500                   109,513
                                                       ----------------------    ----------------------
                                                         $     214,058               $   180,368

See notes to consolidated financial statements

                          AMERICAN WOODMARK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except share data)
                                   (Unaudited)

                                                          Three Months Ended                        Nine Months Ended
                                                               January 31                               January 31
                                                  ---------------------------------       ----------------------------------
                                                         2002                2001               2002                  2001
                                                  -----------------    ------------       -------------        -------------
Net Sales                                         $    128,254         $     98,940       $     379,293        $     307,094
Cost of sales and distribution                          90,540               75,142             269,487              232,570
                                                  ------------         ------------       -------------        -------------

      Gross Profit                                      37,714               23,798             109,806               74,524

Selling and marketing expenses                          18,290               14,209              53,461               42,467
General and administrative expenses                      6,683                3,410              17,488               10,885
                                                  ------------         ------------       -------------        -------------

      Operating Income                                  12,741                6,179              38,857               21,172

Interest expense                                           102                  432                 587                1,039
Other (income)/expense                                     (37)                  32                 258                  108
                                                  ------------         ------------       -------------        -------------
      Income Before Income Taxes                        12,676                5,715              38,012               20,025

Provision for Income Taxes                               5,007                2,284              14,994                8,012
                                                  ------------         ------------       -------------        -------------
         Income before cumulative effect
          of change in accounting principles      $      7,669         $      3,431       $      23,018        $      12,013


Cumulative effect of change in
accounting principles                                       --                   --                  --               (1,583)
                                                  ------------         ------------       -------------        -------------
      Net Income                                  $      7,669         $      3,431       $      23,018        $      10,430
                                                  ============         ============       =============        =============

Earnings Per Share

      Weighted average
         shares outstanding
              Basic                                  8,177,054            8,074,993           8,149,061            8,047,594
              Diluted                                8,416,977            8,131,562           8,371,030            8,124,137

Net income per share
 before cumulative effect
 of change in accounting
 principles
              Basic                               $       0.94         $       0.42       $        2.82        $        1.49
              Diluted                             $       0.91         $       0.42       $        2.75        $        1.48

Net income per share
 after cumulative effect
 of change in accounting
 principles
              Basic                               $       0.94         $       0.42       $        2.82        $        1.30
              Diluted                             $       0.91         $       0.42       $        2.75        $        1.28


See notes to consolidated financial statements

                          AMERICAN WOODMARK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                              January 31
                                                                      ----------------------------
                                                                         2002              2001
                                                                      ---------          --------
Operating Activities
      Net income                                                      $ 23,018           $ 10,430
      Adjustments to reconcile net income to
      net cash provided by operating activities:
          Cumulative effect of change in accounting
             Principles                                                     --              1,583
          Provision for depreciation and
               Amortization                                             17,483             14,267
          Net (gain) loss on disposal of property,
               plant and equipment                                          71                  6
          Deferred income taxes                                          1,411                949
          Other non-cash items                                              84              1,109
          Changes in operating assets and
               liabilities:
               Customer receivables                                     (6,202)               150
               Income taxes receivable                                  (1,572)              (135)
               Inventories                                              (3,306)            (3,182)
               Other assets                                            (11,657)            (9,784)
               Accounts payable                                          5,229             (4,089)
               Accrued compensation and related
                  expenses                                               3,736             (2,081)
               Other                                                       912                413
                                                                      --------           --------
                     Net Cash Provided by Operating
                     Activities                                         29,207              9,636
                                                                      --------           --------

Investing Activities
          Payments to acquire property, plant, and
               Equipment                                               (21,241)           (15,944)
          Proceeds from sales of property, plant,
               and equipment                                                11                 10
                                                                      --------           --------
                     Net Cash Used by Investing
                     Activities                                        (21,230)           (15,934)
                                                                      --------           --------

Financing Activities
          Payments of Long-term debt                                   (20,459)           (86,603)
          Proceeds from Long-term Borrowings                            19,007             89,050
          Proceeds from the issuance of Common
               Stock                                                     3,567              1,299
          Repurchase of common stock                                    (3,205)                --
          Payment of dividends                                          (1,225)            (1,207)
                                                                      --------           --------
                     Net Cash Provided (Used) by
                     Financing Activities                               (2,315)             2,539
                                                                      --------           --------

Increase(Decrease) In Cash And Cash Equivalents                          5,662             (3,759)

Cash And Cash Equivalents, Beginning of Period                           1,714              4,183
                                                                      --------           --------

Cash And Cash Equivalents, End of Period                              $  7,376           $    424
                                                                      --------           --------


See notes to consolidated financial statements

                          AMERICAN WOODMARK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ended April 30, 2002. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2001.

NOTE B--NEW ACCOUNTING PRONOUNCEMENTS

The Company was required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities" in the first quarter of fiscal 2002. The new standards establish accounting and reporting requirements for derivative instruments and hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. By adoption of SFAS No. 133 and as a result of the use of interest rate swaps, the company has recognized a $239,000 gain in accumulated other comprehensive income, net of tax, and a $233,000 loss in accumulated other comprehensive income, net of tax, during the third quarter and first nine months of the fiscal year, respectively. Comprehensive income was $7.9 and $22.8 million for the quarterly and nine months periods ended January 31, 2002, respectively. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

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

NOTE C--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (Note, all numbers in thousands except for per share data):

                                           Three Months Ended                             Nine Months Ended
                                               January 31                                    January 31
                                  ------------------------------------------    ------------------------------------------
                                         2002                   2001                   2002                   2001
                                  -------------------    -------------------    -------------------    -------------------
 Numerator:
      Net income used
         for both basic and
         dilutive earnings
         per share                        $7,669                 $3,431                $23,018                $10,430

Denominator:
      Denominator for
         basic earnings
         per share-
         Weighted average shares           8,177                  8,075                  8,149                  8,047



      Effect of dilutive
         securities:
         Employee Stock
         Options                             240                     57                    222                     77
                                  -------------------    -------------------    -------------------    -------------------

Denominator for
      Diluted earnings per
      share -
      adjusted weighted
      average shares and assumed
      conversions                          8,417                  8,132                  8,371                  8,124
                                  -------------------    -------------------    -------------------    -------------------

Net income per share before
cumulative effect of change
in accounting principles
      Basic                               $ 0.94                 $ 0.42                $  2.82                $  1.49
      Diluted                             $ 0.91                 $ 0.42                $  2.75                $  1.48
Net income per share after
cumulative effect of change
in accounting principles
      Basic                               $ 0.94                 $ 0.42                $  2.82                $  1.30
      Diluted                             $ 0.91                 $ 0.42                $  2.75                $  1.28
                                  -------------------    -------------------    -------------------    -------------------

NOTE D--CUSTOMER RECEIVABLES

The components of customer receivables were:

                                                          January 31                   April 30
(in thousands)                                               2002                        2001
                                                     -----------------------    -------------------------

Gross customer receivables                                $ 40,101                    $ 34,066
Less:
      Allowance for doubtful accounts                         (976)                     (1,350)
      Allowance for returns and discounts                   (3,430)                     (3,306)
                                                     -----------------------    -------------------------

Net customer receivables                                  $ 35,695                    $ 29,410
                                                     -----------------------    -------------------------

NOTE E--INVENTORIES

The components of inventories were:

                                                          January 31                   April 30
(in thousands)                                               2002                        2001
                                                      ----------------------    -------------------------

Raw materials                                             $ 12,492                    $ 12,041
Work-in-process                                             22,814                      20,600
Finished goods                                               5,765                       5,079
                                                      ----------------------    -------------------------

Total FIFO inventories                                    $ 41,071                    $ 37,720

Reserve to adjust inventories to
      LIFO value                                            (7,665)                     (7,453)
                                                      ----------------------    -------------------------

Total LIFO inventories                                    $ 33,406                    $ 30,267
                                                      ----------------------    -------------------------

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

NOTE F--CASH FLOW

Supplemental disclosures of cash flow information:

                                                                                     Nine Months Ended
                                                                                         January 31
                                                                       ---------------------------------------------------
(in thousands)                                                                2002                        2001
                                                                       ----------------------    -------------------------

Cash paid during the period for:
      Interest                                                             $  1,009                    $ 1,322
      Income taxes                                                         $ 14,751                    $ 7,844

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

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations
---------------------

Net Sales for the third quarter of fiscal 2002 were $128.3 million, an increase of 29.6% over the same period in fiscal 2001. Net sales for the nine-month period ended January 31, 2002 were $379.3 million representing an increase of 23.5% over the same period in fiscal 2002. Improved sales for both the quarter and nine-month period were the result of continued growth in shipments to both remodel and new construction customers. Unit volume increased 25.9% during the quarter due to the impact of new products and additional outlets. The average price per unit for the most recent quarter increased 3% over the same period in the prior year due to a continued shift in product mix.

Third quarter gross margin in fiscal 2002 was 29.4%, up from 24.1% in the third quarter of fiscal 2001. Gross margin was 29.0% for the first nine months of fiscal 2002, up from the previous year nine-month gross margin of 24.3%. Improvements in gross margin for both the quarter and nine-month period were due to the combination of lower material costs, improved productivity, lower freight expense and favorable leverage on fixed costs with higher volume.

Selling and marketing expenses for the third quarter of fiscal 2002 were $18.3 million or 14.3% of net sales as compared to $14.2 million or 14.4% of net sales for the third quarter of fiscal 2001. For the first nine months of fiscal 2002, selling and marketing expenses were $53.5 million or 14.1% of net sales, as compared to $42.5 million or 13.8% of net sales for the same period in fiscal 2001. The increased expenses for the quarter and nine-month period were primarily attributable to performance based marketing programs, promotional expense to support merchandising efforts and employee pay-for-performance plans.

General and administrative expenses for the third quarter of fiscal 2002 were $6.7 million or 5.2% of net sales, representing an increase of $3.3 million from the third quarter of fiscal 2001. For the first nine months of fiscal 2002 general and administrative expenses were $17.5 million or 4.6% of net sales compared to $10.9 million or 3.5% of net sales in the first nine months of fiscal 2001. The increases during the quarter and nine month period are due to higher accruals for performance based employee incentive plans.

Interest expense for the third quarter and first nine months of fiscal 2002 was $102 thousand and $587 thousand, respectively, compared to $432 thousand and $1.0 million in the same periods from the prior year. The decrease was due primarily to lower debt balances and an increase in capitalized interest as the company moved forward with its capital expansion plans.

The Company and The Home Depot have come to the mutual conclusion that the Company's continued participation in the Thomasville brand is not in the best interest of the overall special order cabinet category at The Home Depot or the long term performance and growth potential of the Company. Therefore, the Company will be phasing out of the Thomasville brand of cabinetry in the coming periods and does not expect any material impact from this decision.

Liquidity and Capital Resources
-------------------------------

The Company's operating activities generated $29.2 million in net cash during the first nine months of fiscal 2002 compared to $9.6 million for the same period in fiscal 2001. The increase in cash generated from operations over prior year was due primarily to an increase in net income, an increase in the provision for depreciation and amortization and a larger increase in working capital in the previous year.

Capital spending during the first nine months of fiscal 2002 was $21.2 million as compared to $15.9 million in the same period of fiscal 2001. Capital spending rose due to increased activity in the company's expansion program. In order to support continued sales growth, the company expects to make additional investments in plant, property and equipment during the remainder of fiscal year 2002. Major projects include the expansion of Monticello, Kentucky, lumber processing; expansion of the Kingman, Arizona, assembly operation; construction of a new lumber processing facility in Hazard, Kentucky and a new assembly facility in Tahlequah, Oklahoma.

Net cash used by financing activities was $2.3 million for the first nine months of fiscal 2002, as proceeds from borrowings did not offset payments. For the same period in fiscal 2001, the company received $2.5 million from financing activities. Cash dividends of $1.2 million were paid during the first nine months of fiscal 2002. The company repurchased $3.2 million in Common Stock during the first nine months of fiscal 2002.

Cash flow from operations combined with accumulated cash on hand and available borrowing capacity is expected to be sufficient to meet forecasted working capital requirements, service existing debt obligations and fund capital expenditures of the remainder of fiscal 2002.

Legal Matters
-------------

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

Dividends Declared
------------------

On February 28, 2002, the Board of Directors approved a $.05 per share cash dividend on its Common Stock. The cash dividend will be paid on April 1, 2002, to shareholders of record on March 18, 2002.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk
         -------------------------------------------------------

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

On January 31, 2002, the company had no material exposure to changes in interest rates for its debt agreements. All significant borrowings of the company carry a fixed interest rate between 5% and 6%.

We participate in an industry that is subject to rapidly changing conditions. The preceding forward-looking statements are based on current expectations, but there are numerous factors that could cause the Company to experience a decline in sales and/or earnings. These include (1) overall industry demand at reduced levels, (2) economic weakness in a specific channel of distribution, especially the home center industry, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, (5) a dramatic increase to the cost of diesel fuel, and/or transportation related services, (6) the need to respond to price or product initiatives launched by a competitor, (7) a significant investment which provides a substantial opportunity to increase long-term performance, and (8) sales growth at a rate that outpaces the Company's ability to install new capacity. While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a materially adverse impact on operating results.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the three months ended January 31, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               AMERICAN WOODMARK CORPORATION
                                               -----------------------------
                                                      (Registrant)



                    /s/Dennis M. Nolan, Jr.       /s/Kent B. Guichard
                    -----------------------       -------------------
                    Dennis M. Nolan, Jr.          Kent B. Guichard
                    Corporate Controller          Senior Vice President, Finance
                                                  and Chief Financial Officer

                    Date: March 7, 2002           Date: March 7, 2002
                    Signing on behalf of the      Signing on behalf of the
                    registrant and as principal   registrant and as principal
                    accounting officer            financial officer