Form 10-K
period 2002-04-30
AMERICAN WOODMARK CORP
filed 2002-07-17
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended April 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                           to                             .

Commission File Number 0-14798

AMERICAN WOODMARK CORPORATION
(Exact name of the registrant as specified in its charter)

VIRGINIA	54-1138147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3102 Shawnee Drive, Winchester, Virginia 22601
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (540) 665-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:

Common Stock (no par value)
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant at July 1, 2002 was $307,699,435 based on the closing price on that date on the Nasdaq National Market.

As of July 1, 2002, 8,273,251 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended April 30, 2002 (“2002 Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K.

Portions of Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 29, 2002 (Proxy Statement) are incorporated by reference into Part III of this Form 10-K.

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

American Woodmark currently offers framed stock cabinets in approximately 150 different cabinet lines, ranging in price from relatively inexpensive to medium-priced styles. Styles vary by design and color from natural wood finishes to low-pressure laminate surfaces. The product offering of stock cabinets includes approximately 57 door designs in seven colors. Stock cabinets consist of a common box with standard interior components and an oak, cherry, maple or hickory front frame.

Products are primarily sold under the brand names of American Woodmark®, Timberlake®, and Shenandoah Cabinetry®.

American Woodmark’s products are sold on a national basis across the United States through three primary market channels: independent dealer/ distributors, home centers and major builders. We distribute our products to each market channel directly from our four assembly plants through a third party logistics network.

The primary raw materials we use include oak, maple, cherry and hickory lumber. Additional raw materials include paint, particleboard, manufactured components and hardware. We currently purchase paint from one supplier; however, other sources are available. Our other raw materials are purchased from more than one source and are readily available.

American Woodmark operates in a highly fragmented industry that is composed of several thousand local, regional and national manufacturers. Our principal means for competition rely on our breadth and variety of product offering, expanded service capabilities and affordable quality. We believe that no other company in the industry has more than a 20% share of the market. We also believe that American Woodmark is one of the three largest manufacturers of kitchen cabinets in the United States.

American Woodmark’s business has historically been subjected to seasonal influences, with higher sales typically realized in the second and fourth fiscal quarters. General economic forces and changes in our customer mix have reduced seasonal fluctuations in our revenue over the past few years.

During the last fiscal year, American Woodmark had two customers, The Home Depot and Lowe’s Companies, Inc., which each accounted for more than 10% of our sales. The loss of either would have a material adverse effect on American Woodmark.

As of April 30, 2002, we had 4,386 employees. Approximately 17% of our employees are represented by labor unions. We believe that our employee relations are good.

Item 2.    Properties

We lease our Corporate Office which is located in Winchester, Virginia. In addition, we lease one and own twelve manufacturing facilities located primarily in the eastern United States. We also lease eight service centers and four additional office centers located throughout the United States that support the sale and distribution of products to each market channel.

Primary properties include:

LOCATION	DESCRIPTION
Berryville, VA	Manufacturing Facility
Berryville, VA	Service Center
Charlotte, NC	Service Center
Chavies, KY	Manufacturing Facility
Copple, TX	Service Center
Gas City, IN	Manufacturing Facility
Ham Lake, MN	Manufacturing Facility
Hardy County, WV	Manufacturing Facility
Humboldt, TN	Manufacturing Facility
Jackson, GA	Manufacturing Facility
Kingman, AZ	Manufacturing Facility
Monticello, KY	Manufacturing Facility
Moorefield, WV	Manufacturing Facility
Orange, VA	Manufacturing Facility
Orlando, FL	Service Center
Philadelphia, PA	Service Center
Phoenix, AZ	Service Center
Rancho Cordova, CA	Service Center
Tahlequah, OK	Manufacturing Facility
Tampa, FL	Service Center
Toccoa, GA	Manufacturing Facility
Winchester, VA	Corporate Office
Winchester, VA	Office (Customer Service)
Winchester, VA	Office (MIS)
Winchester, VA	Office (Product Dev.)
Winchester, VA	Office (Treasury/Logistics/Credit)

Item 3.    Legal Proceedings

In response to this Item, the information under “Legal Matters” under “Note J—Commitments and Contingencies” to the Consolidated Financial Statements and under the caption “Legal Matters” under “Management’s Discussion and Analysis” in the 2002 Annual Report is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Registrant as of April 30, 2002 are as follows:

Name	Age	Position(s) Held During Past Five Years
William F. Brandt, Jr.	56	Chairman of the Board from 1996 to present
James J. Gosa	54	President and Chief Executive Officer from 1996 to present
David L. Blount	54	Senior Vice President, Manufacturing from May 1999 to Present; Vice President, Manufacturing from May 1995 to April 1999
Kent B. Guichard	46	Senior Vice President, Finance and Chief Financial Officer from May 1999 to present; Vice President, Finance and Chief Financial Officer from November 1995 to April 1999
Ian J. Sole	46
Senior Vice President, Sales and Marketing from May 1999 to present; Vice President, Sales and Marketing from October 1997 to April 1999; Vice President, International, Hamilton Beach Proctor-Silex from 1996 to 1997

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholders Matters

In response to this Item, the information under “Market Information” in the 2002 Annual Report is incorporated herein by reference.

EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of April 30, 2002

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)(c)
Equity compensation plans approved by security holders	737,205	$23.92	717,696
Equity compensation plans not approved by security holders*	—	—	—

Total	737,205	$23.92	717,696

*	The Company does not have equity compensation plans that have not been approved by the security holders

Item 6.    Selected Financial Data

In response to this Item, the information under “Five-Year Selected Financial Information” in the 2002 Annual Report is incorporated herein by reference.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In response to this Item, the information under “Management’s Discussion and Analysis” in the 2002 Annual Report is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

In response to this Item, the information under the caption “Risk Factors” in “Management’s Discussion and Analysis” in the 2002 Annual Report is incorporated herein by reference in Item 7.

Item 8.    Financial Statements and Supplementary Data

In response to this Item, the Consolidated Financial Statements, Notes to the Consolidated Financial Statements, the information under “Quarterly Results of Operations (Unaudited),” “Management’s Report,” and the Report of Ernst & Young LLP, Independent Auditors, in the 2002 Annual Report are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

In response to this Item, and in accordance with general Instruction G(3) of Form 10-K, (1) the information under “Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference, and (2) the information concerning the executive officers of the Registrant is included in Part I of this report under the caption “Executive Officers of the Registrant.”

Item 11.    Executive Compensation

In response to this Item, and in accordance with Instruction G(3) of Form 10-K, the information under “Certain Information Concerning the Board of Directors and its Committees – Compensation of the Board”, “Compensation of Executive Officers”, “Report of the Compensation Committee” and “Performance Graph” in the Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

In response to this Item, and in accordance with Instruction G(3) of Form 10-K, the information under “Principal Shareholders of the Company” in the Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

In response to this Item, and in accordance with Instruction G(3) of Form 10-K, the information under “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.  Financial Statements

The following financial statements of American Woodmark Corporation are incorporated in this Form 10-K by reference in Item 8:

Consolidated Balance Sheets as of April 30, 2002 and 2001

Consolidated Statement of Income and Retained Earnings—for each year of the three-year period ended April 30, 2002

Consolidated Statement of Cash Flows—for each year of the three-year period ended April 30, 2002

Notes to Consolidated Financial Statements

Management’s Report

Report of Ernst & Young LLP, Independent Auditors

(a)  2.  Financial Statement Schedules

The following financial statement schedule is filed as a part of this Form 10-K:

Schedule II—Valuation of Qualifying Accounts for each year of the three-year period ended April 30, 2002

(a)  3.  Exhibits

Exhibit No.	Description

3.1—	Articles of Incorporation as amended effective August 12, 1987 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1988).

3.2(a)—	Bylaws (incorporated by reference to Exhibit 3.3 to the Registrant’s Form S-1 (Commission File No. 33-6245) for year ended April 30, 1986).

3.2(b)—	Amendment to Bylaws on June 22, 1994 (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1994).

3.2(c)—	Amendment to Bylaws on June 17, 1999 (incorporated by reference to Exhibit 3.2(c) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

3.2(d)—	Bylaws of the Registrant as amended on November 28, 2001 (Filed Herewith).

4.1—	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1, 3.2(a), 3.2(b), 3.2(c), and 3.2(d) hereto).

4.2—
Amended and Restated Stockholders’ Agreement. Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments that define the rights of holders of the Registrant’s long-term debt securities, where the long-term debt securities authorized under each such instrument do not exceed 10% of the Registrant’s total assets, have been omitted and will be furnished to the Securities and Exchange Commission upon request (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-1 (Commission File No. 33-6245) for year ended April 30, 1986).

10.1(a)—
$45,000,000 Financing Agreement Between the Company and Bank of America, N.A. as of February 7, 2000 (incorporated by reference to Exhibit A to the Registrant’s Form 10-Q (Commission File No. 0-14798) for quarter ended January 31, 2000).

10.1(b)—
Revolving Credit Note, $45,000,000, Baltimore, Maryland as of February 7, 2000 (incorporated by reference to Exhibit A to the Registrant’s Form 10-Q (Commission File No. 0-14798) for quarter ended January 31, 2000).

10.1(c)—
Amendment to Amended and Restated Loan Agreement and to Reimbursement Agreements as of June 25, 1993 (incorporated by reference to Exhibit 10.1(b) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1993).

10.1(d)—
Amendment to Amended and Restated Loan Agreement and to Reimbursement Agreements as of March 15, 1993 (incorporated by reference to Exhibit 10.1(d) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1993).

10.1(e)—
Amendment to Amended and Restated Loan Agreement and to Reimbursement Agreements as of August 31, 1993 (incorporated by reference to Exhibit 10.1(e) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1994).

10.1(f)—
Amendment to Amended and Restated Loan Agreement and to Reimbursement Agreements as of March 15, 1994 (incorporated by reference to Exhibit 10.1(f) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1994).

10.1(g)—
Amendment to Amended and Restated Loan Agreement and to Reimbursement Agreements as of July 27, 1994 (incorporated by reference to Exhibit 10.1(e) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1995).

Exhibit No.	Description

10.1(h)—
Amendment to Amended and Restated Loan Agreement and to Reimbursement Agreements as of July 8, 1996 (incorporated by reference to Exhibit 10.1(h) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1997).

10.1(i)—
Amendment to Amended and Restated Loan Agreement as of August 31, 1996 (incorporated by reference to Exhibit 10.1(i) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1997).

10.1(j)—
Loan agreement dated January 31, 2001 By and Between American Woodmark Corporation and the West Virginia Economic Development Authority (incorporated by reference to Exhibit A to the Registrant’s Form 10-Q (Commission File No. 0-14798) for quarter ended January 31, 2001).

10.1(k)—
$35,000,000 Financing Agreement and $10,000,000 Term Loan Facility Between the Company and Bank of America, N.A. as of May 31, 2001 (incorporated by reference to Exhibit 10.1(k) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.2(a)—
Security Agreement between the Company and Nations Bank of North Carolina as of March 23, 1992 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1992).

10.2(b)—	Amendment to Security Agreement as of August 31, 1993 (incorporated by reference to Exhibit 10.2(b) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1994).

10.2(c)—	Second Amendment to Security Agreement as of August 31, 1996 (incorporated by reference to Exhibit 10.2(c) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1997).

10.3(a)—
Bond Purchase Agreement and Agreement of Sale—The Industrial Development Authority of the County of Mohave, Arizona (incorporated by reference to Exhibit 10.3(c) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1987).

10.3(b)—
Bond Purchase Agreement and Agreement of Sales—Stephens County Development Authority (incorporated by reference to Exhibit 10.3(d) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1988).

10.3(c)—
Loan Agreement between the Company and the County Commission of Hardy County, West Virginia as of December 1, 1991, relating to bond financing (incorporated by reference to Exhibit 10.3(f) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1992).

10.3(d)—
Promissory Note between the Company and County Commission of Hardy County, West Virginia as of December 18, 1991 (incorporated by reference to Exhibit 10.3(g) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1992).

10.3(e)—
Reimbursement Agreement between the Company and NationsBank as of December 1, 1991 (incorporated by reference to Exhibit 10.3(h) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1992).

10.3(f)—	Amendment to Reimbursement Agreements as of June 15, 1992 (incorporated by reference to Exhibit 10.3(i) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1992).

10.4(a)—
Deed of Trust and Security Agreement—Hardy County, West Virginia, as amended (incorporated by reference to Exhibit 10.4(b) to the Registrant’s Form S-1 (Commission File No. 33-6245) for year ended April 30, 1986).

Exhibit No.	Description

10.5(a)—
Security Agreement between the Company and the West Virginia Economic Development Authority (incorporated by reference to Exhibit 10.5(b) to the Registrant’s Form S-1 (Commission File No. 33-6245) for year ended April 30, 1986).

10.5(b)—	Deed of Trust—Hardy County, West Virginia (incorporated by reference to Exhibit 10.5(c) to the Registrant’s Form S-1 (Commission File No. 33-6245) for year ended April 30, 1986).

10.6(a)—
Lease, dated November 1, 1984, between the Company and Amwood Associates (incorporated by reference to Exhibit 10.6(a) to the Registrant’s Form S-1 (Commission File No. 33-6245) for year ended April 30, 1986).

10.6(b)—
Lease, dated July 9, 1987, between the Company and the West Virginia Industrial and Trade Jobs Development Corporation (incorporated by reference to Exhibit 10.6(n) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1988.

10.6(c)—
Lease, dated December 15, 2000, between the Company and the Industrial Development Board of The City of Humboldt, Tennessee (incorporated by reference to Exhibit 10.6(d) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001.

10.7(a)—	1986 Employee Stock Option Plan (incorporated by reference to Exhibit 10.7(a) to the Registrant’s Form S-1 (Commission File No. 33-6245) for year ended April 30, 1986).

10.7(b)—	Form of Option Agreement and Stock Purchase Agreement (incorporated by reference to Exhibit 10.7(b) to the Registrant’s Form S-1 (Commission File No. 33-6245) for year ended April 30, 1986).

10.7(c)—	1995 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 28 to the Registrant’s Form S-8 (Commission File No. 33-12631) dated September 25, 1996).

10.7(d)—	1996 Stock Option Plan (incorporated by reference to Exhibit 28 to the Registrant’s Form S-8 (Commission File No. 33-12623) dated September 25, 1996).

10.7(e)—	1999 Stock Option Plan (incorporated by reference to Appendix B, to the Registrant’s Form DEF-14A (Commission File No. 01-14798) for year ended April 30, 1999).

10.7(f)—	2000 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.7(f) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.7(g)—	Shareholder Value Plan for Employees (incorporated by reference to Exhibit 10.7(g) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.7(h)—	Shareholder Value Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.7(h) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.8(a)—	2001 Annual Incentive Plan for Chairman and President/CEO (incorporated by reference to Exhibit 10.8(a) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.8(b)—	2001 Annual Incentive Plan for Senior Vice Presidents (incorporated by reference to Exhibit 10.8(b) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.8(c)—	Management Contract—Employment Agreement for Mr. James Jake Gosa, President and Chief Executive Officer (Filed Herewith).

Exhibit No.	Description
10.8(d)—	Management Contract—Employment Agreement for Mr. Kent B. Guichard, Senior Vice President, Finance and Chief Financial Officer (Filed Herewith).

10.8(e)—	Management Contract—Employment Agreement for Mr. Ian J. Sole, Senior Vice President, Sales and Marketing (Filed Herewith).

10.8(f)—	Management Contract—Employment Agreement for Mr. David L. Blount, Senior Vice President, Manufacturing (Filed Herewith).

10.9—
ISDA Master Agreement between NationsBank, N.A. and American Woodmark Corporation dated as of May 29, 1998 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-1K (Commission File No. 0-14798) for year ended April 30, 1998).

10.10(a)—
Loan Agreement between the Company and the West Virginia Economic Development Authority as of November 20, 1998 Relating to equipment financing (incorporated by reference to Exhibit 10.10(a) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10(b)—
Promissory Note between the Company and the West Virginia Economic Development Authority dated as of November 20, 1998 (incorporated by reference to Exhibit 10.10(b) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10(c)—
Security Agreement between the Company and the West Virginia Economic Development Authority dated as of November 20, 1998 (incorporated by reference to Exhibit 10.10(c) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10(d)—
Amendment of Deed of Lease between the Company and the West Virginia Economic Development Authority dated as of November 20, 1998 (incorporated by reference to Exhibit 10.10(d) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10(e)—
Promissory Note between the Company and the Wayne County EZ Industrial Development Authority of Kentucky dated as of July 22, 1998 (incorporated by reference to Exhibit 10.10(e) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10(f)—
Promissory Note between the Company and Amende Cabinet Corporation, a wholly owned subsidiary of the Company, dated as of July 30, 1998 (incorporated by reference to Exhibit 10.10(f) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10(g)—
Credit Agreement between the Company and NationsBank, N. A. dated as of September 1, 1998 (incorporated by reference to Exhibit 10.10(g) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10(h)—
Loan Agreement between the Company and Wells Fargo Bank, N. A. dated as of March 23, 1999 (incorporated by reference to Exhibit 10.10(h) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10(i)—
Promissory Note between the Company and NationsBank, N. A. dated as of July 31, 1989 (incorporated by reference to Exhibit 10.10(i) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10(j)—	Loan Agreement between Perry, Harlan, Leslie, Brethitt Regional Industrial Authority, Inc. as of March 1, 2002 (Filed Herewith)

Exhibit No.	Description

10.10(k)	Loan Agreement between the Company and Amende Cabinet Corporation, a wholly owned subsidiary of the Company, dated December 31, 2001 (Filed Herewith)

13—	2002 Annual Report to Shareholders (Filed Herewith)

21—	Subsidiaries of the Company (Filed Herewith)

23—	Consent of Ernst & Young LLP, Independent Auditors (Filed Herewith)

(b)  Reports on Form 8-K

None.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

AMERICAN WOODMARK CORPORATION
(In Thousands)

Description(a)	Balance at Beginning Of Period	Additions Charged to Cost and Expenses		Other	Deductions		Balance At End Of Period
Year ended April 30, 2002:
Allowance for doubtful accounts	$1,350	$44		$—	$(595	)(b)	$799

Reserve for cash discounts	$750	$9,030	(c)	$—	$(8,965	)(d)	$815

Reserve for sales returnsand allowances	$2,556	$10,196	(c)	$—	$(9,740)		$3,012

Year ended April 30, 2001:
Allowance for doubtful accounts	$769	$996		$—	$(415	)(b)	$1,350

Reserve for cash discounts	$530	$8,043	(c)	$—	$(7,823	)(d)	$750

Reserve for sales returnsand allowances	$2,186	$10,353	(c)	$—	$(9,983)		$2,556

Year ended April 30, 2000:
Allowance for doubtful accounts	$422	$628		$—	$(281	)(b)	$769

Reserve for cash discounts	$545	$6,742	(c)	$—	$(6,757	)(d)	$530

Reserve for sales returns and allowances	$1,596	$8,709	(c)	$—	$(8,119)		$2,186

(a)	All reserves relate to accounts receivable.
(b)	Principally write-offs, net of collections.
(c)	Reduction of gross sales.
(d)	Cash discounts granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WOODMARK CORPORATION (Registrant)

By:	/s/ JAMES J. GOSA
James J. Gosa President and Chief Executive Officer

July 18, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JAMES J. GOSA James J. Gosa	Chief Executive Officer (Principal Executive Officer) Director	July 18, 2002

/S/ KENT B. GUICHARD Kent B. Guichard	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer) Director	July 18, 2002

/s/ DENNIS M. NOLAN, JR. Dennis M. Nolan, Jr.	Corporate Controller (Principal Accounting Officer)	July 18, 2002

/s/ WILLIAM F. BRANDT, JR. William F. Brandt, Jr.	Chairman of the Board Director	July 18, 2002

/s/ DANIEL T. CARROLL Daniel T. Carroll	Director	July 18, 2002

/s/ C. ANTHONY WAINWRIGHT Anthony Wainwright	Director	July 18, 2002

/s/ MARTHA M. DALLY Martha M. Dally	Director	July 18, 2002

/s/ FRED S. GRUNEWALD Fred S. Grunewald	Director	July 18, 2002

/s/ KENT J. HUSSEY Kent J. Hussey	Director	July 18, 2002

/s/ ALBERT L. PRILLAMAN Albert L. Prillaman	Director	July 18, 2002

/s/ JAMES G. DAVIS James G. Davis	Director	July 18, 2002

In accordance with Securities and Exchange Commission requirements, the Company will furnish copies of all exhibits to its Form 10-K not contained herein upon receipt of a written request and payment of $.10 (10 cents) per page to:

Mr. Kent Guichard
Senior Vice President, Finance and
Chief Financial Officer
American Woodmark Corporation
P.O. Box 1980
Winchester, Virginia 22604-8090