Form 10-Q
period 2002-07-31
AMERICAN WOODMARK CORP
filed 2002-09-12
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended July 31, 2002

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

(540) 665-9100
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	8,165,881 shares outstanding
Class	as of September 4, 2002

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.    FINANCIAL INFORMATION

AMERICAN WOODMARK CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	July 31, 2002	April 30, 2002
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$4,817	$13,083
Customer receivables	33,011	32,246
Inventories	36,237	34,872
Prepaid expenses and other	2,685	2,741
Deferred income taxes	5,990	7,569

Total Current Assets	82,740	90,511
Property, Plant, and Equipment—Net	133,762	122,405
Deferred Costs and Other Assets	19,726	21,306

	$236,228	$234,222

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$22,246	$23,059
Accrued compensation and related expenses	22,314	25,888
Current maturities of long-term debt	3,219	3,218
Accrued marketing expenses	6,461	5,627
Other accrued expenses	8,266	6,605

Total Current Liabilities	62,506	64,397
Long-Term Debt, less current maturities	14,070	14,398
Deferred Income Taxes	10,076	9,556
Long-Term Pension Liabilities	238	238
Other Long-Term Liabilities	732	464

Stockholders’ Equity
Preferred Stock, $1.00 par value; 2,000,000 shares authorized, none issued
Common Stock, no par value; 20,000,000 shares authorized; issued and outstanding 8,163,651 shares at July 31, 2002; 8,271,496 shares at April 30, 2002	32,776	33,072
Retained earnings	116,273	112,378
Other Comprehensive Income	(443)	(281)

Total Stockholders’ Equity	148,606	145,169

	$236,228	$234,222

See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(Unaudited)

	Quarter Ended July 31
	2002	2001
Net sales	$137,468	$117,161
Cost of sales and distribution	101,704	86,867

Gross Profit	35,764	30,294
Selling and marketing expenses	13,746	12,020
General and administrative expenses	6,764	5,491

Operating Income	15,254	12,783
Interest expense	—	261
Other (income) expense	(41)	349

Income Before Income Taxes	15,295	12,173
Provision for income taxes	6,041	4,788

Net Income	$9,254	$7,385

Earnings Per Share

Weighted average shares outstanding
Basic	8,254,678	8,102,762
Diluted	8,512,162	8,337,718

Net income per share
Basic	$1.12	$0.91
Diluted	$1.09	$0.88

See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Quarter Ended July 31
	2002	2001
Operating Activities
Net income	$9,254	$7,385
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	6,667	5,518
Net (gain) loss on disposal of property, plant, and equipment	(1)	10
Deferred income taxes	2,099	1,251
Other non-cash items	193	(221)
Changes in operating assets and liabilities:
Customer receivables	(892)	(2,205)
Inventories	(1,460)	(650)
Other assets	(1,819)	(5,187)
Accounts payable	(813)	1,704
Accrued compensation and related expenses	(3,574)	(1,559)
Income taxes payable	1,882	1,416
Other	734	1,970

Net Cash Provided by Operating Activities	12,270	9,432

Investing Activities
Payments to acquire property, plant, and equipment	(14,538)	(3,784)
Proceeds from sales of property, plant, and equipment	21	9

Net Cash Used by Investing Activities	(14,517)	(3,775)

Financing Activities
Payments of long-term debt	(327)	(19,184)
Proceeds from long-term borrowings	—	19,007
Proceeds from the issuance of Common Stock	158	1,222
Repurchase of Common Stock	(5,436)	—
Payment of dividends	(414)	(404)

Net Cash Provided (Used) by Financing Activities	(6,019)	641
Increase (Decrease) In Cash And Cash Equivalents	(8,266)	6,298
Cash And Cash Equivalents, Beginning of Period	13,083	1,714

Cash And Cash Equivalents, End of Period	$4,817	$8,012

See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ended April 30, 2003. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2002.

NOTE B—NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company was required to adopt SFAS No. 144 as of May 1, 2002. The adoption of this statement had no impact on the Company’s financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs from Exit or Disposal Activities” which requires, among other things, that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement shall be effective for exit or disposal activities initiated after December 31, 2002.

NOTE C—COMPREHENSIVE INCOME

The Company’s comprehensive income was $9.1 and $7.4 million for the quarter ended July 31, 2002 and July 31, 2001 respectively. Comprehensive income differs from net income for the quarter ended July 2002 due to an increase in the unrealized loss on the Company’s interest rate swap agreements.

NOTE D—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended July 31
	2002	2001
Numerator:
Net income used for both basic and dilutive earnings per share (in thousands)	$9,254	$7,385
Denominator:
Denominator for basic earnings per share—weighted-average shares	8,254,678	8,102,762
Effect of dilutive securities:
Employee Stock Options	257,484	234,956

Denominator for diluted earnings per share, adjusted weighted average weighted-average shares and assumed Conversions	8,512,162	8,337,718

Net income per share
Basic	$1.12	$0.91
Diluted	$1.09	$0.88

NOTE E—CUSTOMER RECEIVABLES

The components of customer receivables were:

	July 31, 2002	April 30, 2002
	(in thousands)
Gross customer receivables	$37,777	$36,872
Less:
Allowance for doubtful accounts	(812)	(799)
Allowance for returns and discounts	(3,954)	(3,827)

Net customer receivables	$33,011	$32,246

NOTE F—INVENTORIES

The components of inventories were:

	July 31, 2002	April 30, 2002
	(in thousands)
Raw materials	$12,004	$11,971
Work-in-process	24,927	23,021
Finished goods	6,188	6,663

Total FIFO inventories	$43,119	$41,655
Reserve to adjust inventories to LIFO value	(6,882)	(6,783)

Total LIFO inventories	$36,237	$34,872

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

NOTE G—CASH FLOW

Supplemental disclosures of cash flow information:

	Three Months Ended July 31
	2002	2001
	(in thousands)
Cash paid during the period for:
Interest	$330	$211
Income taxes	$2,025	$1,759

NOTE H—OTHER INFORMATION

The Company is involved in various suits and claims in the normal course of business. Included therein are claims against the Company pending before the Equal Employment Opportunity Commission. Although management believes that such claims are without merit and intends to vigorously contest them, the ultimate outcome of these matters cannot be determined at this time. In the opinion of management, after consultation with counsel, the ultimate liabilities and losses, if any, that may result from suits and claims involving the Company will not have a material adverse effect on the Company’s results of operations or financial position.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the first quarter of fiscal 2003 were $137.5 million, an increase of 17.3% over the same period in fiscal 2002. Higher sales were the result of continued growth in shipments to both the remodel and new home construction markets. Overall unit volume between periods was up 12.4% due to the combination of new products and new outlets. The average revenue per unit in fiscal 2003 increased 4.4% over the first quarter of fiscal 2002 due to a shift in product mix.

Gross margin for the first quarter of fiscal 2003 was 26.0%, which was comparable to the gross margin of 25.9% in the first quarter of fiscal 2002. Lower material and freight costs were offset by increases in labor and overhead costs. Material costs were lower due to favorable product mix and price reductions on certain commodities as a result of reduced market demand for these items. Delivery costs improved due to increased capacity utilization. Labor costs increased due to higher crewing to support the start-up of the Company’s two new facilities. Overhead costs were up due to higher depreciation and other operating costs associated with the Company’s capital expansion program.

Selling and marketing expenses for the first quarter of fiscal 2003 were $13.7 million or 10.0% of sales compared to $12.0 million or 10.3% of sales for the same period in fiscal 2002. The increase of $1.7 million was due to promotional expenses to support merchandising efforts and employee pay-for-performance plans.

General and administrative expenses for the first quarter of fiscal 2003 were $6.8 million or 4.9% of net sales compared to $5.5 million or 4.7% of net sales in the first quarter of fiscal 2002. The increase in G&A expense of $1.3 million was the result of increased headcount, miscellaneous overhead, and higher costs for performance based employee incentive plans.

Interest expense decreased $261 thousand from the same period of the prior fiscal year. The decrease is attributable to capitalized interest as a result of the company’s capital expansion program.

Liquidity and Capital Resources

The Company’s operating activities generated $12.3 million in net cash during the first quarter of fiscal 2003 compared to $9.4 million for the same period in fiscal 2002, due primarily to an increase in net income and an increase in the provision for depreciation and amortization.

Capital spending during the first quarter of fiscal 2003 was $14.5 million compared to $3.8 million in the same period of fiscal 2002. Capital spending rose due to the completion of the assembly facility in Tahlequah, OK, and the new lumber processing facility in Hazard, KY. In addition, the Company continued its investments to expand Monticello, KY, lumber processing and Kingman, AZ, assembly operations. The Company expects to continue with its capital spending plans for the remainder of fiscal 2003 as it completes projects and makes additional investments. Total capital spending is expected to be between $10.5 million and $15.5 million for the remainder of the fiscal year.

Net cash used by financing activities was $6.0 million for the first quarter of fiscal 2003 compared to net cash proceeds of $641 thousand in the first quarter of fiscal 2002. The Company repurchased $5.4 million in common stock and paid cash dividends of $414 thousand during the most recent period. On August 29, 2002 the Board of Directors authorized the use of up to an additional $10 million for the repurchase of the Company’s common stock. The Company announced that repurchases may be made from time-to-time in the open market, in privately negotiated transactions or otherwise, at prices that the Company deems appropriate. This is in addition to the authorization of the $10 million repurchase announced on January 18, 2001, of which the Company has repurchased $9.3 million of its common stock.

Cash flow from operations combined with accumulated cash on hand and available borrowing capacity is expected to be sufficient to meet forecasted working capital requirements, service existing debt obligations, and fund capital expenditures of the remainder of fiscal 2003.

Legal Matters

The Company is involved in various suits and claims in the normal course of business that includes claims against the Company pending before the Equal Employment Opportunity Commission. Although management believes that such suits and EEOC claims are without merit and intends to vigorously contest them, the ultimate outcome of these matters cannot be determined at this time. In the opinion of management, after consultation with counsel, the ultimate liabilities and losses, if any, that may result from suits and claims involving the Company will not have any material adverse effect on the Company’s operating results or financial position.

Dividends Declared

On August 29, 2002, the Board of Directors approved a $.05 per share cash dividend on its Common Stock. The cash dividend will be paid on October 2, 2002, to shareholders of record on September 18, 2002.

Item 3.     Quantitative and Qualitative Disclosures of Market Risk

The Company’s business has historically been subjected to seasonal influences, with higher sales typically realized in the second and fourth fiscal quarters.

The costs of the Company’s products are subject to inflationary pressures and commodity price fluctuations. Inflationary pressure and commodity price increases have been relatively modest over the past five years. The Company has generally been able over time to recover the effects of inflation and commodity price fluctuations through sales price increases.

On July 31, 2002, the company had no material exposure to changes in interest rates for its debt agreements. All significant borrowings of the company carry a fixed interest rate between 5% and 6%.

We participate in an industry that is subject to rapidly changing conditions. Forward-looking statements, contained in this Management’s Discussion and Analysis are based on current expectations, but there are numerous factors that could cause the Company to experience a decline in sales and/or earnings. These include (1) overall industry demand at reduced levels, (2) economic weakness in a specific channel of distribution, especially the home center industry, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, (5) a dramatic increase to the cost of diesel fuel, and/or transportation related services, (6) the need to respond to price or product initiatives launched by a competitor, and (7) sales growth at a rate that outpaces the Company’s ability to install new capacity. While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a materially adverse impact on operating results.

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of American Woodmark Corporation held on August 29, 2002, the holders of 7,350,087 of the total 8,273,251 shares of Common Stock outstanding and eligible to vote duly executed and delivered valid proxies. The shareholders approved the two items outlined within the Company’s Proxy Statement that was solicited to shareholders and reported to the Commission pursuant to Regulation 14A under the Act.

The following items were approved at the Company’s Annual Meeting:

	Affirmative Votes	Negative/ Withheld Votes	Abstentions/ Non-Votes
1. Election of the Board of Directors.
William F. Brandt, Jr.	6,754,200	595,887	—
Daniel T. Carroll	7,309,837	40,250	—
Martha M. Dally	7,309,837	40,250	—
James G. Davis	7,309,837	40,250	—
James J. Gosa	7,309,837	40,250	—
Fred S. Grunewald	7,309,837	40,250	—
Kent B. Guichard	7,309,837	40,250	—
Kent J. Hussey	7,309,837	40,250	—
C. Anthony Wainwright	7,309,837	40,250	—

2. Ratification of Selection of Independent Certified Public Accountants	7,266,384	79,384	4,319

As the members of the Board of Directors were elected individually, the aforementioned tallies pertaining to re-election represent a range of affirmative and negative votes.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits.

99.1	WrittenStatement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (18 U.S.C. Section 1350). Filed herewith.

(b)  Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the three months ended July 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION (Registrant)

By:	/s/ DENNIS M. NOLAN, JR.	By:	/s/ KENT B. GUICHARD
	Dennis M. Nolan, Jr. Corporate Controller		Kent B. Guichard Senior Vice President, Finance and Chief Financial Officer

Date: September 11, 2002 Signing on behalf of the registrant and as principal accounting officer	Date: September 11, 2002 Signing on behalf of the registrant and as principal financial officer

CERTIFICATION UNDER SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, James J. Gosa, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of American Woodmark Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ JAMES J. GOSA
James J. Gosa President and Chief Executive Officer (Principal Executive Officer)
Date:  September 11, 2002

I, Kent B. Guichard, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of American Woodmark Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ KENT B. GUICHARD
Kent B. Guichard Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)
Date:    September 11, 2002