Form 10-Q
period 2002-10-31
AMERICAN WOODMARK CORP
filed 2002-12-13
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	8,181,452 shares outstanding
Class	as of December 11, 2002

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

AMERICAN WOODMARK CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 31, 2002	April 30, 2002
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$6,511	$13,083
Customer receivables	35,124	32,246
Inventories	40,315	34,872
Prepaid expenses and other	3,568	2,741
Deferred income taxes	6,324	7,569

Total Current Assets	91,842	90,511
Property, Plant, and Equipment – Net	138,105	122,405
Deferred Costs and Other Assets	18,075	21,306

	$248,022	$234,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$23,877	$23,059
Accrued compensation and related expenses	27,814	25,888
Current maturities of long-term debt	3,221	3,218
Accrued marketing expenses	5,517	5,627
Other accrued expenses	4,854	6,605

Total Current Liabilities	65,283	64,397
Long-Term Debt, less current maturities	14,041	14,398
Deferred Income Taxes	10,087	9,556
Long-Term Pension Liabilities	238	238
Other Long-Term Liabilities	966	464
Stockholders’ Equity
Preferred Stock, $1.00 par value; 2,000,000 shares authorized, none issued
Common Stock, no par value; 20,000,000 shares authorized; issued and outstanding 8,169,319 shares at October 31, 2002; 8,271,496 shares at April 30, 2002	33,209	33,072
Retained earnings	124,782	112,378
Other Comprehensive Income	(584)	(281)

Total Stockholders’ Equity	157,407	$145,169

	$248,022	$234,222

See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
(Unaudited)

	Three Months Ended October 31		Six Months Ended October 31
	2002	2001	2002	2001
Net sales	$144,972	$125,760	$282,440	$242,921
Cost of sales and distribution	109,690	94,353	211,394	181,220

Gross Profit	35,282	31,407	71,046	61,701
Selling and marketing expenses	13,990	12,761	27,736	24,780
General and administrative expenses	6,142	5,314	12,907	10,805

Operating Income	15,150	13,332	30,403	26,116
Interest expense	82	224	82	485
Other (income) expense	(39)	(54)	(80)	295

Income Before Income Taxes	15,107	13,162	30,401	25,336
Provision for income taxes	$5,967	5,199	12,008	9,987

Net Income	$9,140	$7,963	$18,393	$15,349

Earnings Per Share
Weighted average shares outstanding
Basic	8,164,678	8,167,366	8,209,678	8,135,064
Diluted	8,404,017	8,358,393	8,458,090	8,348,056
Net income per share
Basic	$1.12	$0.98	$2.24	$1.89
Diluted	$1.09	$0.95	$2.17	$1.84

See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended October 31
	2002	2001
Operating Activities
Net income	$18,393	$15,349
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	13,791	11,440
Net (gain) loss on disposal of property, plant, and equipment	121	27
Deferred income taxes	1,776	294
Other non-cash items	389	(32)
Changes in operating assets and liabilities:
Customer receivables	(3,091)	(5,593)
Inventories	(5,697)	(2,599)
Other assets	(3,597)	(9,812)
Accounts payable	818	3,628
Accrued compensation and related expenses	1,927	(3,289)
Other	(2,502)	1,172

Net Cash Provided by Operating Activities	22,328	17,163

Investing Activities
Payments to acquire property, plant, and equipment	(22,624)	(8,057)
Proceeds from sales of property, plant, and equipment	39	9

Net Cash Used by Investing Activities	(22,585)	(8,048)

Financing Activities
Payments of long-term debt	(2,704)	(19,503)
Proceeds from long-term borrowings	2,350	19,007
Proceeds from the issuance of Common Stock	518	2,414
Repurchase of Common Stock	(5,657)	(2,452)
Payment of dividends	(822)	(815)

Net Cash Used by Financing Activities	(6,315)	(1,349)

Increase (Decrease) In Cash And Cash Equivalents	(6,572)	7,766

Cash And Cash Equivalents, Beginning of Period	13,083	1,714

Cash And Cash Equivalents, End of Period	$6,511	$9,480

See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ended April 30, 2003. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2002.

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

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs from Exit or Disposal Activities” which requires, among other things, that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement shall be effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect any impact on its financial position or results of operations as a result of adoption of this statement.

NOTE C—COMPREHENSIVE INCOME

The Company’s comprehensive income was $8.6 million and $17.8 million for the three months and six months ended October 31, 2002, respectively, and $7.5 million and $14.9 million for the three months and six months ended October 31, 2001, respectively. Comprehensive income differs from net income for the quarter and six months ending October 2001 due to an increase in the unrealized loss on the Company’s interest rate swap agreements.

NOTE D—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended October 31		Six Months Ended October 31
	2002	2001	2002	2001
Numerator:
Net income used for both basic and dilutive earnings per share (in thousands)	$9,140	$7,963	$18,393	$15,349
Denominator:
Denominator for basic earnings per share - weighted-average shares	8,165	8,167	8,210	8,135
Effect of dilutive securities:
Employee Stock Options	239	191	248	213

Denominator for diluted earnings per per share, adjusted weighted average weighted-average shares and assumed conversions	8,404	8,358	8,458	8,348

Net income per share
Basic	$1.12	$0.98	$2.24	$1.89
Diluted	$1.09	$0.95	$2.17	$1.84

NOTE E—CUSTOMER RECEIVABLES

The components of customer receivables were:

	October 31 2002	April 30 2002
	(in thousands)
Gross customer receivables	$39,891	$36,872
Less:
Allowance for doubtful accounts	(727)	(799)
Allowance for returns and discounts	(4,040)	(3,827)

Net customer receivables	$35,124	$32,246

NOTE F—INVENTORIES

The components of inventories were:

	October 31 2002	April 30 2002
	(in thousands)
Raw materials	$12,933	$11,971
Work-in-process	26,752	23,021
Finished goods	7,429	6,663

Total FIFO inventories	$47,114	$41,655
Reserve to adjust inventories to LIFO value	(6,799)	(6,783)

Total LIFO inventories	$40,315	$34,872

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

NOTE G—CASH FLOW

Supplemental disclosures of cash flow information:

	Six Months Ended October 31
	2002	2001
	(in thousands)
Cash paid during the period for:
Interest	$548	$566
Income taxes	$12,750	$9,913

NOTE—LONG TERM DEBT

Subsequent to the second quarter of fiscal year 2003, the company entered into a loan agreement November 13, 2002 with the Perry, Harlan, Leslie, Breathitt Regional Industrial Authority (a.k.a. Hazard, KY Regional Authority) as part of the company’s capital investment and operations at the Hazard, Kentucky site. This debt facility is a $6 million term loan, which expires November 13, 2017 bearing interest at a fixed rate of 2%. It is secured by a mortgage on the manufacturing facility constructed in Hazard, Kentucky. The loan requires annual debt service payments consisting of principle and interest with a fixed balloon payment of $1.6 million at loan completion, November 13, 2017.

NOTE I—OTHER INFORMATION

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

Management’s Discussion and Analysis of Financial Conditionand Results of Operations

Results of Operations

Net Sales were $145.0 for the second quarter of fiscal 2003, an increase of 15.3% over the second quarter of fiscal 2002. For the first six months of fiscal 2003, sales were $282.4 million, an increase of 16.3% over the same period in fiscal 2002. Higher sales for both the quarter and six-month period were the result of continued growth in shipments to both the remodel and new home construction markets. Overall unit volume between periods was up 10.3% due to the combination of new products and new outlets. The average revenue per unit in the most recent quarter increased 4.6% due to a shift in product mix.

Gross margin for the second quarter of fiscal 2003 was 24.3% down from 25.0% for the second quarter of fiscal 2002. For the first six months of fiscal 2003, gross margin was 25.2% down slightly from 25.4% in the same period of fiscal 2002. Favorable freight and material costs were offset by higher labor and overhead cost, for both the quarter and six month periods. Labor costs increased due to higher crewing and increased benefits cost. Increases in labor were the result of hiring at the newest facilities to support increased volumes and the startup of finishing operations at the Company’s Kingman, AZ facility. In addition, the Company incurred some labor inefficiencies as it rationalized new material flows associated with new capacity. Benefits increased due to higher head count and general health care inflationary pressures. Overhead costs were up due to higher depreciation and other operating costs associated with the Company’s capital expansion program.

Selling and marketing expenses for the second quarter of fiscal 2003 were $14.0 million or 9.7% of sales compared to $12.8 million or 10.1% of sales for the same period in fiscal 2002. For the first six months of fiscal 2003, selling and marketing expenses were $27.7 million or 9.8% of sales compared to $24.8 million or 10.2% of sales for the first six months of fiscal 2002. The decrease as a percent of sales in both periods was attributable to favorable leverage gained in merchandising and promotional expenses, due to product mix combined with cost management efforts.

General and administrative expenses for the second quarter of fiscal 2003 were $6.1 million or 4.2% of net sales compared to $5.3 million or 4.2% of net sales in the first quarter of fiscal 2002. For the first six months of fiscal 2003, G&A expenses were $12.9 million or 4.6% of sales compared to $10.8 million or 4.4% of sales for the period of fiscal 2002. Increases of $0.8 million and $2.1 million for the second quarter and six month periods respectively, were the result of higher headcount and miscellaneous overhead. For the second quarter favorable leverage was expected as higher sales offset higher costs.

Interest expense for the second quarter and six-month period of fiscal 2003 was $82 thousand compared to $224 thousand and $485 thousand for similar periods in fiscal 2002. The decrease is attributable to lower long-term debt levels and capitalized interest as a result of the Company’s capital expansion program.

Liquidity and Capital Resources

The Company’s operating activities generated $22.3 million in net cash during the first six months of fiscal 2003 compared to $17.2 million for the same period in fiscal 2002. This favorable cash position was realized due to increases in net income and the provision for depreciation and amortization, and decreased use of cash for accrued compensation and related expenses and other assets. The change in other assets, period to period, was the result of fewer planned display additions and the phase out of Thomasville displays.

Capital spending during the first six months of fiscal 2003 was $22.6 million compared to $8.1 million in the same period of fiscal 2002. Capital spending rose due to the completion of the new assembly facility in Tahlequah, OK, and the new lumber processing facility in Hazard, KY. Additionally, expansion projects were completed at the lumber processing facility in Monticello, KY, and the assembly facility in Kingman, AZ. The Company expects to continue with its capital spending plans for the remainder of fiscal 2003 as it completes projects and makes additional investments. Total capital spending is expected to be between $7.5 million and $10.5 million for the remainder of the fiscal year.

Net cash used by financing activities was $6.3 million for the first six months of fiscal 2003 compared to net cash used of $1.3 million in the first six months of fiscal 2002. The Company repurchased $5.7 million in common stock and paid cash dividends of $822 thousand during the first six months of fiscal 2003. Subsequent to the second quarter of fiscal 2003, on November 13, 2002, the Company received a 15-year, $6.0 million loan from the Hazard, KY Regional Authority in connection with the completion of the Hazard, KY lumber processing facility. The loan bears a fixed 2% interest rate, requires annual principle and interest payments, and carries a $1.6 million payment due upon loan termination on November 13, 2017.

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

Dividends Declared

On November 21, 2002, the Board of Directors approved a $.05 per share cash dividend on its Common Stock. The cash dividend will be paid on December 23, 2002, to shareholders of record on December 9, 2002.

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

On October 31, 2002, the Company had no material exposure to changes in interest rates for its debt agreements. All significant borrowings of the Company carry a fixed interest rate between 5% and 6%.

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

Item	4. Controls and Procedures

During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)    Exhibits.

99.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (18 U.S.C. Section 1350). Filed herewith.

99.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (18 U.S.C. Section 1350). Filed herewith.

3.1	Articles of Incorporation as amended effective August 12, 1987 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1988).

3.2	Bylaws of the Registrant as amended on November 28, 2001 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2002).

10.1	Loan Agreement between Perry, Harlan, Leslie, Brethitt Regional Industrial Authority, Inc. as of March 1, 2002 (Filed Herewith)

(b)    Reports on Form 8-K.

        The Company did not file any reports on Form 8-K during the three months ended October 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION (Registrant)

/s/ Dennis M. Nolan, Jr. Dennis M. Nolan, Jr. Corporate Controller	/s/ Kent B. Guichard Kent B. Guichard Senior Vice President, Finance and Chief Financial Office

Date: December 12, 2002 Signing on behalf of the registrant and as principal accounting officer	Date: December 12, 2002 Signing on behalf of the registrant and as principal financial officer

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(i)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(ii)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(iii)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(i)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(ii)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James J. Gosa James J. Gosa President and Chief Executive Officer (Principal Executive Officer) Date: December 12, 2002

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(i)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(ii)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(iii)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(i)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(ii)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Kent B. Guichard Kent B. Guichard Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer) Date: December 12, 2002