Form 10-Q
period 2003-01-31
AMERICAN WOODMARK CORP
filed 2003-03-14
CIK 794619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	8,076,187 shares outstanding
Class	as of March 12, 2003

AMERICAN WOODMARK CORPORATION

FORM 10-Q

Item 1.

PART I. FINANCIAL INFORMATION

AMERICAN WOODMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 31,	April 30,
	2003	2002
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$10,912	$13,083
Customer receivables	33,279	32,246
Inventories	40,613	34,872
Prepaid expenses and other	5,310	2,741
Deferred income taxes	5,810	7,569

Total Current Assets	95,924	90,511
Property, Plant, and Equipment – Net	137,893	122,405
Deferred Costs and Other Assets	17,949	21,306

	$251,766	$234,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$21,262	$23,059
Accrued compensation and related expenses	24,779	25,888
Current maturities of long-term debt	900	3,218
Accrued marketing expenses	3,544	5,627
Other accrued expenses	5,322	6,605

Total Current Liabilities	55,807	64,397
Long-Term Debt, less current maturities	19,076	14,398
Deferred Income Taxes	10,476	9,556
Long-Term Pension Liabilities	238	238
Other Long-Term Liabilities	1,379	464
Stockholders’ Equity
Preferred Stock, $1.00 par value; 2,000,000 shares authorized, none issued
Common Stock, no par value; 20,000,000 shares authorized; issued and outstanding 8,198,187 shares at January 31, 2003; 8,271,496 shares at April 30, 2002	34,343	33,072
Retained earnings	131,015	112,378
Other Comprehensive Income	(568)	(281)

Total Stockholders’ Equity	$164,790	$145,169

	$251,766	$234,222

See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

(Unaudited)

	Three Months Ended January 31		Nine Months Ended January 31
	2003	2002	2003	2002
Net sales	$136,684	$123,705	$419,125	$366,626
Cost of sales and distribution	106,314	91,848	317,709	273,068

Gross Profit	30,370	31,857	101,416	93,558
Selling and marketing expenses	13,309	12,433	41,044	37,213
General and administrative expenses	5,764	6,683	18,671	17,488

Operating Income	11,297	12,741	41,701	38,857
Interest expense	222	102	305	587
Other (income) expense	(33)	(37)	(113)	258

Income Before Income Taxes	11,108	12,676	41,509	38,012
Provision for income taxes	4,351	5,007	16,359	14,994

Net Income	$6,757	$7,669	$25,150	$23,018

Earnings Per Share
Weighted average shares outstanding
Basic	8,183,357	8,177,054	8,200,908	8,149,061
Diluted	8,399,513	8,416,977	8,438,568	8,371,030
Net income per share
Basic	$0.83	$0.94	$3.07	$2.82
Diluted	$0.80	$0.91	$2.98	$2.75

Cash dividends per share	$0.05	$0.05	$0.15	$0.15

See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	January 31
	2003	2002
Operating Activities
Net income	$25,150	$23,018
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	21,110	17,483
Net (gain) loss on disposal of property, plant, and equipment	160	71
Deferred income taxes	2,679	1,411
Other non-cash items	417	84
Changes in operating assets and liabilities:
Customer receivables	(1,251)	(6,202)
Prepaid income taxes	(3,097)	(1,572)
Inventories	(5,995)	(3,306)
Other assets	(6,995)	(11,657)
Accounts payable	(1,797)	5,229
Accrued compensation and related expenses	(1,108)	3,736
Other	(2,481)	912

Net Cash Provided by Operating Activities	26,792	29,207

Investing Activities
Payments to acquire property, plant, and equipment	(26,260)	(21,241)
Proceeds from sales of property, plant, and equipment	39	11

Net Cash Used by Investing Activities	(26,221)	(21,230)

Financing Activities
Payments of long-term debt	(5,539)	(20,459)
Proceeds from long-term borrowings	8,350	19,007
Proceeds from the issuance of Common Stock	1,335	3,567
Repurchase of Common Stock	(5,657)	(3,205)
Payment of dividends	(1,231)	(1,225)

Net Cash Used by Financing Activities	(2,742)	(2,315)
(Decrease) Increase In Cash And Cash Equivalents	(2,171)	5,662
Cash And Cash Equivalents, Beginning of Period	13,083	1,714

Cash And Cash Equivalents, End of Period	$10,912	$7,376

See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ended April 30, 2003. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2002.

NOTE B—NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company was required to adopt SFAS No. 144 as of May 1, 2002. The adoption of this statement had no impact on the Company’s financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs from Exit or Disposal Activities,” which requires, among other things, that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement shall be effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement had no impact on the Company’s financial position or results of operations.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees and other types of guarantees that are not subject to the initial recognition and measurement provisions, such as product warranties. The Company adopted the disclosure provisions of Interpretation No. 45 during the third quarter of fiscal 2003. The adoption of Interpretation No. 45 had no impact on the Company’s financial position or results of operations. The only guarantees that the Company presently holds are product warranties. The Company estimates outstanding warranty costs based on the historical relationship between warranty claims and revenues. The warranty accrual is reviewed monthly to verify that it properly reflects the remaining obligation based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual warranty claim experience differs from estimates. Warranty claims are generally made within three months of the original shipment date. The product warranty reserve had a beginning balance of $3,026,000 at May 1, 2002, and an ending balance of $3,279,000 at January 31, 2003.

NOTE C—COMPREHENSIVE INCOME

The Company’s comprehensive income was $6.2 million and $24.6 million for the three months and nine months ended January 31, 2003, respectively, compared to $7.4 million and $22.8 million for the three months and nine months ended January 31, 2002, respectively. Comprehensive income differs from net income for the quarter and nine months ending January 2002 due to an increase in the unrealized loss on the Company’s interest rate swap agreements.

NOTE D—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31		January 31
	2003	2002	2003	2002
Numerator:
Net income used for both basic and dilutive earnings per share (in thousands)	$6,757	$7,669	$25,150	$23,018
Denominator:
Denominator for basic earnings per share – weighted-average shares	8,183	8,177	8,201	8,149
Effect of dilutive securities:
Employee Stock Options	217	240	238	222

Denominator for diluted earnings per share, adjusted weighted-average shares and assumed conversions	8,400	8,417	8,439	8,371

Net income per share
Basic	$0.83	$0.94	$3.07	$2.82
Diluted	$0.80	$0.91	$2.98	$2.75

NOTE E—CUSTOMER RECEIVABLES

The components of customer receivables were:

	January 31,	April 30,
(in thousands)	2003	2002
Gross customer receivables	$38,065	$36,872
Less:
Allowance for doubtful accounts	(741)	(799)
Allowance for returns and discounts	(4,045)	(3,827)

Net customer receivables	$33,279	$32,246

NOTE F—INVENTORIES

The components of inventories were:

	January 31,	April 30,
(in thousands)	2002	2002
Raw materials	$13,994	$11,971
Work-in-process	27,598	23,021
Finished goods	6,106	6,663

Total FIFO inventories	$47,698	$41,655
Reserve to adjust inventories to LIFO value	(7,085)	(6,783)

Total LIFO inventories	$40,613	$34,872

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

NOTE G—CASH FLOW

Supplemental disclosures of cash flow information:

	Nine Months Ended
	January 31
(in thousands)	2003	2002
Cash paid during the period for:
Interest	$869	$1,009
Income taxes	$18,350	$14,751

NOTE H—LONG TERM DEBT

In November 2002, the Company entered into a loan agreement with the Perry, Harlan, Leslie, Breathitt Regional Industrial Authority (a.k.a. Hazard, KY Regional Authority) as part of the Company’s capital investment and operations at the Hazard, Kentucky site. This debt facility is a $6 million term loan, which expires November 13, 2017 bearing interest at a fixed rate of 2%. It is secured by a mortgage on the manufacturing facility constructed in Hazard, Kentucky. The loan requires annual debt service payments consisting of principle and interest with a fixed balloon payment of $1.6 million at loan completion, November 13, 2017.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Results of Operations

Net Sales for the third quarter of fiscal 2003 were $136.7 million, an increase of 10.5% over the same period in fiscal 2002. Net sales of $419.1 million for the nine-month period ended January 31, 2003 were 14.3% higher than the same period of the prior year. Improved sales for the quarter and nine-month period were the result of unit growth in both the remodel and new construction markets. Unit volume for the third quarter and nine-month period grew 11% due to the combination of new outlets and new products. The average revenue per unit decreased 0.8% for the third quarter of fiscal 2003 while the revenue per unit increased 2.7% for the nine months compared to the same period in the prior year. Both period changes primarily were the result of shifts in product mix.

In fiscal 2003, third quarter gross profit was 22.2%, down from the fiscal 2002 third quarter gross profit of 25.8%. For the first nine months of fiscal 2003, gross profit was 24.2%, down from the previous year nine-month profit margin of 25.5%. Lower gross profit was the result of the combination of temporary operating inefficiencies at the beginning of the third quarter, higher labor and benefit costs, higher fixed costs associated with new capacity and higher distribution costs. The Company experienced operating inefficiencies during the first month of the quarter due to a temporary imbalance in material flows with the addition of new capacity. Labor costs increased due to higher crewing at the newer facilities and at the finishing operation in the Kingman, Arizona facility to support increased volumes. Benefit costs increased due to higher head count and general healthcare inflation. Overhead costs were higher due to depreciation and other fixed costs associated with the recent capital expansion program. Higher distribution costs were realized as favorable leverage on increased volume was more than offset by inefficiencies created by the imbalance in material flows during the first month of the quarter and rising fuel costs.

Selling and marketing expenses for the third quarter of fiscal 2003 were $13.3 million or 9.7% of net sales compared to $12.4 million or 10.1% of net sales for the third quarter of fiscal 2002. For the first nine months of fiscal 2003 selling and marketing expenses were $41.0 million or 9.8% of net sales, compared to $37.2 million or 10.2% over sales for the first nine months of fiscal 2002. The decrease as a percentage of sales in both periods was attributable to favorable leverage gained in merchandising and promotional expenses due to product mix and to cost containment efforts.

General and administrative expenses for the third quarter of fiscal 2003 were $5.8 million or 4.2% of net sales compared to $6.7 million or 5.4% of net sales for the third quarter of fiscal 2002. For the first nine months of fiscal 2003 general and administrative expenses were $18.7 million or 4.5% of net sales compared to $17.5 million or 4.8% of net sales in the first nine months of fiscal 2002. The decrease as a percentage of sales in both periods is due to favorable cost leverage created from increased sales dollars and decreases in expenses for certain pay-for-performance employee incentive programs.

Interest expense for the third quarter of fiscal 2003 was $222 thousand, and for the first nine months of fiscal 2003 was $305 thousand, compared to $102 thousand and $587 thousand for the respective prior periods of fiscal 2002. For the third quarter, the increase is due to additional interest expense on increased debt and a decrease in quarterly interest capitalized on construction projects. For the nine-month period, the decrease in interest expense is due to the higher capitalized interest realized as a result of the Company’s capital expansion program.

The Company’s combined federal and state effective income tax rate for the third quarter and first nine months of fiscal 2003 was 39.2% and 39.4%, respectively. For the same periods of fiscal 2002, the combined federal and state effective income tax rates were 39.5%.

The Company has two defined pension benefit plans. An actuarial valuation is prepared each fiscal year end to calculate the proper expense and liability of each plan. Taking into consideration the declining market value of the pension plan assets along with the anticipated lower discount rates to be used in the actuarial valuation, the Company may need to record an additional minimum pension liability at fiscal year end. An adjustment to the additional minimum pension liability would be shown in other comprehensive loss as a direct charge to stockholders’ equity with no effect on the results of operations.

Diluted earnings per share were $0.80 and $2.98 for the third quarter and first nine months of fiscal 2003, respectively, compared to $0.91 and $2.75 for the third quarter and first nine months of fiscal 2002, respectively.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting of the Impairment or Disposal of Long-Lived Assets,” which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company was required to adopt SFAS No. 144 as of May 1, 2002. The adoption of this statement had no impact on the Company’s financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs from Exit or Disposal Activities,” which requires, among other things, that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement shall be effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement had no impact on the Company’s financial position or results of operations.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees and other types of guarantees that are not subject to the initial recognition and measurement provisions, such as product warranties. The Company adopted the disclosure provisions of Interpretation No. 45 during the third quarter of fiscal 2003. The adoption of Interpretation No. 45 had no impact on the Company’s financial position or results of operations.

Liquidity and Capital Resources

The Company’s operating activities generated $26.8 million in net cash during the first nine months of fiscal 2003 compared to $29.2 million net cash generated in the same period of fiscal 2002. The decrease in cash generated from operations over prior year was due primarily to the reduction in comparable cash provided from the change in inventories, a greater consumption of cash required for accounts payable and accrued compensation and related expenses, which were only partially offset by increases in net income and the provision for depreciation and amortization, an increase in deferred income taxes, as well as lower consumption of cash required for customer receivables and other assets. Changes in cash flow from accounts payable and customer receivables were due to seasonal activity and timing. Inventory changes are primarily due to new capacity. The change in other assets was due to lower promotional display activity. Depreciation and amortization expense increased as a result of the Company’s capital investment initiatives.

Capital spending during the first nine months of fiscal 2003 was $26.2 million as compared to $21.2 million in the same period of fiscal 2002, an increase of $5.0 million. Capital spending for fiscal 2003 was greater than fiscal 2002 as the Company completed its recent capacity expansion program. During the first nine months of fiscal 2003 the Company completed the new assembly facility in Tahlequah, Oklahoma and the new lumber processing facility in Hazard, Kentucky. Additionally, the expansion projects were completed at the assembly facility in Kingman, Arizona and at the lumber processing facility in Monticello, Kentucky. The Company expects that in order to support continued sales growth, it will be necessary to make nominal investments in plant, property and equipment during the remainder of fiscal 2003. The Company expects that its capital investment spending in the last quarter of fiscal year 2003 will be between $4 and $5 million.

Net cash used for financing activities was $2.7 million for the first nine months of fiscal 2003. The proceeds from long-term borrowings and the issuance of Common Stock were more than offset by scheduled payments of long term debt, repurchases of Common Stock and payments of dividends. In November 2002, the Company received a 15-year, $6.0 million loan from the Hazard, Kentucky Regional Authority in connection with the completion of the Hazard, Kentucky lumber processing facility. The loan bears a fixed 2% interest rate, requires annual principle and interest payments, and carries a $1.6 million payment due upon loan termination on November 13, 2017. The Company repurchased $5.7 million in common stock during the first nine months of fiscal 2003 compared to $3.2 million in the same period of fiscal 2002. All share repurchases were conducted under the authorizations granted by the Board of Directors in January 2001 and August 2002. Each authorization was for the repurchase of up to $10 million of company stock from time-to-time when, in the opinion of management, it presented an attractive return on investment for the shareholders. Cash dividends of $1.2 million were paid during the first nine months of fiscal 2003.

Cash flow from operations combined with accumulated cash on hand and available borrowing capacity is expected to be sufficient to meet forecasted working capital requirements, service existing debt obligations and fund capital expenditures for the remainder of fiscal 2003.

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

Dividends Declared

On February 20, 2003, the Board of Directors approved a $.05 per share cash dividend on its Common Stock. The cash dividend will be paid on March 20, 2003, to shareholders of record on March 6, 2003.

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

On January 31, 2003, the Company had no material exposure to changes in interest rates for its debt agreements. All significant borrowings of the Company carry a fixed interest rate between 2% and 6%.

We participate in an industry that is subject to rapidly changing conditions. Forward-looking statements, contained in this Management’s Discussion and Analysis are based on current expectations, but there are numerous factors that could cause the Company to experience a decline in sales and/or earnings. These include (1) overall industry demand at reduced levels, (2) economic weakness in a specific channel of distribution, especially the home center industry, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, (5) a dramatic increase to the cost of diesel fuel, and/or transportation related services, (6) the need to respond to price or product initiatives launched by a competitor, (7) sales growth at a rate that outpaces the Company’s ability to install new capacity. While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a materially adverse impact on short-term operating results.

Item 4. Controls and Procedures

During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

99.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (18 U.S.C. Section 1350). Filed herewith.

99.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (18 U.S.C. Section 1350). Filed herewith.

3.1	Articles of Incorporation as amended effective August 12, 1987. Filed herewith.

10.1	Loan Agreement between Perry, Harlan, Leslie, Brethitt Regional Industrial Authority, Inc. as of November 13, 2002. Filed herewith.

(b) Reports on Form 8-K.

The Company filed one Form 8-K on January 30, 2003 announcing updated third quarter earnings expectations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/ Dennis M. Nolan, Jr.	/s/ Kent B. Guichard
Dennis M. Nolan, Jr.	Kent B. Guichard
Corporate Controller	Senior Vice President, Finance and Chief Financial Officer

Date: March 13, 2003	Date: March 13, 2003
Signing on behalf of the registrant and as principal accounting officer	Signing on behalf of the registrant and as principal financial officer

CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, James J. Gosa, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Woodmark Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(i)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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
President and Chief Executive Officer (Principal Executive Officer) Date: March 13, 2003

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

/s/ Kent B. Guichard
Kent B. Guichard
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer) Date: March 13, 2003