Form 10-K
period 2003-04-30
AMERICAN WOODMARK CORP
filed 2003-07-14
CIK 794619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2003

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

Registrant’s telephone number, including area code: (540) 665-9100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (no par value)	Name of each exchange on which registered
(Title of class)	Nasdaq National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant as of October 31, 2002, the last business day of the Company’s most recent second quarter was $314,479,109.

As of June 30, 2003, 8,086,040 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended April 30, 2003 (“2003 Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K.

Portions of Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 28, 2003 (Proxy Statement) are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	BUSINESS

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. American Woodmark was formed in 1980 by the four principal managers of the Boise Cascade Cabinet Division through a leveraged buyout of that division. American Woodmark was operated privately until July of 1986 when it became a public company through a registered public offering of its common stock.

American Woodmark currently offers framed stock cabinets in approximately 220 different cabinet lines, ranging in price from relatively inexpensive to medium-priced styles. Styles vary by design and color from natural wood finishes to low-pressure laminate surfaces. The product offering of stock cabinets includes approximately 80 door designs in nine colors. Stock cabinets consist of a common box with standard interior components and an oak, cherry, maple or hickory front frame.

Products are primarily sold under the brand names of American Woodmark®, Timberlake®, and Shenandoah Cabinetry®.

American Woodmark’s products are sold on a national basis across the United States through three primary market channels: independent dealer/distributors, home centers and major builders. We distribute our products to each market channel directly from our five assembly plants through a third party logistics network.

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

As of April 30, 2003, we had 5,220 employees. Approximately 14% of our employees are represented by labor unions. We believe that our employee relations are good.

Item 2.	PROPERTIES

We lease our Corporate Office which is located in Winchester, Virginia. In addition, we lease one and own 12 manufacturing facilities located primarily in the eastern United States. We also lease ten service centers and four additional office centers located throughout the United States that support the sale and distribution of products to each market channel.

Primary properties include:

Location	Description
Berryville, VA	Manufacturing Facility
Berryville, VA	Service Center
Charlotte, NC	Service Center
Chavies, KY	Manufacturing Facility
Coppell, TX	Service Center
Denver, CO	Service Center
Gas City, IN	Manufacturing Facility
Ham Lake, MN	Manufacturing Facility
Hardy County, WV	Manufacturing Facility
Humboldt, TN	Manufacturing Facility
Jackson, GA	Manufacturing Facility
Kingman, AZ	Manufacturing Facility
Marietta, GA	Service Center
Monticello, KY	Manufacturing Facility
Moorefield, WV	Manufacturing Facility
Orange, VA	Manufacturing Facility
Orlando, FL	Service Center
Philadelphia, PA	Service Center
Phoenix, AZ	Service Center
Rancho Cordova, CA	Service Center
Tahlequah, OK	Manufacturing Facility
Tampa, FL	Service Center
Toccoa, GA	Manufacturing Facility
Winchester, VA	Corporate Office
Winchester, VA	Office (Customer Service)
Winchester, VA	Office (MIS)
Winchester, VA	Office (Product Dev.)
Winchester, VA	Office (Logistics)

Item 3.	LEGAL PROCEEDINGS

In response to this Item, the information under “Legal Matters” under “Note I—Commitments and Contingencies” to the Consolidated Financial Statements and under the caption “Legal Matters” under “Management’s Discussion and Analysis” in the 2003 Annual Report is incorporated herein by reference.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Registrant as of April 30, 2003 are as follows:

Name	Age	Position(s) Held During Past Five Years
William F. Brandt, Jr.	57	Chairman of the Board from 1996 to present

James J. Gosa	55	President and Chief Executive Officer from 1996 to present

David L. Blount	55	Senior Vice President, Manufacturing from May 1999 to Present; Vice President, Manufacturing from May 1995 to April 1999

Kent B. Guichard	47	Senior Vice President, Finance and Chief Financial Officer from May 1999 to present; Vice President, Finance and Chief Financial Officer from November 1995 to April 1999

Ian J. Sole	47	Senior Vice President, Sales and Marketing from May 1999 to present; Vice President, Sales and Marketing from October 1997 to April 1999

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS

In response to this Item, the information under “Market Information” in the 2003 Annual Report is incorporated herein by reference.

Item 6.	SELECTED FINANCIAL DATA

In response to this Item, the information under “Five-Year Selected Financial Information” in the 2003 Annual Report is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In response to this Item, the information under “Management’s Discussion and Analysis” in the 2003 Annual Report is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In response to this Item, the information under the caption “Risk Factors” in “Management’s Discussion and Analysis” in the 2003 Annual Report is incorporated herein by reference in Item 7.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In response to this Item, the Consolidated Financial Statements, Notes to the Consolidated Financial Statements, the information under “Quarterly Results of Operations (Unaudited),” “Management’s Report,” and the Report of Ernst & Young LLP, Independent Auditors, in the 2003 Annual Report are incorporated herein by reference.

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

In response to this Item, and in accordance with general Instruction G(3) of Form 10-K, the information under “Certain Information Concerning the Board of Directors and its Committees—Compensation of the Board”, “Compensation of Executive Officers”, “Report of the Compensation Committee” and “Performance Graph” in the Proxy Statement is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In response to this Item, and in accordance with general Instruction G(3) of Form 10-K, the information under “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes our equity compensation plans as of April 30, 2003:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	869,297	$31.79	555,196
Equity compensation plans not approved by security holders*	—	—	—

Total	869,297	$31.79	555,196

*	The Company does not have equity compensation plans that have not been approved by the security holders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In response to this Item, and in accordance with general Instruction G(3) of Form 10-K, the information under “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 14.	CONTROLS AND PROCEDURES

The Company has designed and maintains disclosure controls and procedures to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. These controls and procedures are also designed to ensure that such information is communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow them to make timely decisions about required disclosures.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, which was conducted within 90 days of the filing of this annual report on Form 10-K, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures are effective.

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer’s and Chief Financial Officer’s most recent evaluation.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.    Financial Statements

The following financial statements of American Woodmark Corporation are incorporated in this Form 10-K by reference in Item 8:

Consolidated Balance Sheets as of April 30, 2003 and 2002

Consolidated Statements of Income and Retained Earnings—for each year of the three-year period ended April 30, 2003

Consolidated Statements of Comprehensive Income—for each year of the three-year period ended April 30, 2003

Consolidated Statements of Cash Flows—for each year of the three-year period ended April 30, 2003

Notes to Consolidated Financial Statements

Management’s Report

Report of Ernst & Young LLP, Independent Auditors

(a)  2.    Financial Statement Schedules

The following financial statement schedule is filed as a part of this Form 10-K:

Schedule II—Valuation of Qualifying Accounts for each year of the three-year period ended April 30, 2003

Schedules other than the one listed above are omitted either because they are not required or are inapplicable.

(a)  3.    Exhibits

Exhibit No.		Description
3.1	—	Articles of Incorporation as amended effective August 12, 1987 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 0-14798) for quarter ended January 31, 2003).

3.2(a)	—	Bylaws (Filed Herewith).

3.2(b)	—	Amendment to Bylaws on June 22, 1994 (Filed Herewith).

3.2(c)	—	Amendment to Bylaws on June 17, 1999 (Filed Herewith).

3.2(d)	—	Bylaws of the Registrant as amended on November 28, 2001 (Filed Herewith).

3.2(e)	—	Amendment to Bylaws on May 22, 2003 (Filed Herewith).

4.1	—	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1, 3.2(a), 3.2(b), 3.2(c), and 3.2(d) hereto).

4.2	—	Amended and Restated Stockholders’ Agreement. Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments that define the rights of holders of the Registrant’s long-term debt securities, where the long-term debt securities authorized under each such instrument do not exceed 10% of the Registrant’s total assets, have been omitted and will be furnished to the Securities and Exchange Commission upon request (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-1 (Commission File No. 33-6245) for year ended April 30, 1986).

10.1(i)	—	Amendment to Amended and Restated Loan Agreement as of August 31, 1996 (incorporated by reference to Exhibit 10.1(i) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1997).

10.1(j)	—	Loan agreement dated January 31, 2001 By and Between American Woodmark Corporation and the West Virginia Economic Development Authority (incorporated by reference to Exhibit A to the Registrant’s Form 10-Q (Commission File No. 0-14798) for quarter ended January 31, 2001).

10.1(k)	—	$35,000,000 Financing Agreement and $10,000,000 Term Loan Facility Between the Company and Bank of America, N.A. as of May 31, 2001 (incorporated by reference to Exhibit 10.1(k) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.1(l)	—	Amendment to $35,000,000 Financing Agreement and $10,000,000 Term Loan Facility Between the Company and Bank of America, N.A. as of May 28, 2003 (Filed Herewith).

10.6(a)	—	Lease, dated November 1, 1984, between the Company and Amwood Associates (incorporated by reference to Exhibit 10.6(a) to the Registrant’s Form S-1 (Commission File No. 33-6245) for year ended April 30, 1986).

10.6(b)	—	Lease, dated July 9, 1987, between the Company and the West Virginia Industrial and Trade Jobs Development Corporation (incorporated by reference to Exhibit 10.6(n) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1988).

10.6(c)	—	Lease, dated December 15, 2000, between the Company and the Industrial Development Board of The City of Humboldt, Tennessee (incorporated by reference to Exhibit 10.6(d) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.7(a)	—	1986 Employee Stock Option Plan (incorporated by reference to Exhibit 10.7(a) to the Registrant’s Form S-1 (Commission File No. 33-6245) for year ended April 30, 1986).

10.7(b)	—	Form of Option Agreement and Stock Purchase Agreement (incorporated by reference to Exhibit 10.7(b) to the Registrant’s Form S-1 (Commission File No. 33-6245) for year ended April 30, 1986).

Exhibit No.		Description
10.7(c)	—	1995 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 28 to the Registrant’s Form S-8 (Commission File No. 33-12631) dated September 25, 1996).

10.7(d)	—	1996 Stock Option Plan (incorporated by reference to Exhibit 28 to the Registrant’s Form S-8 (Commission File No. 33-12623) dated September 25, 1996).

10.7(e)	—	1999 Stock Option Plan (incorporated by reference to Appendix B, to the Registrant’s Form DEF-14A (Commission File No. 01-14798) for year ended April 30, 1999).

10.7(f)	—	2000 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.7(f) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.7(g)	—	Shareholder Value Plan for Employees (incorporated by reference to Exhibit 10.7(g) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.7(h)	—	Shareholder Value Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.7(h) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.8(a)	—	2001 Annual Incentive Plan for Chairman and President/CEO (incorporated by reference to Exhibit 10.8(a) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.8(b)	—	2001 Annual Incentive Plan for Senior Vice Presidents (incorporated by reference to Exhibit 10.8(b) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.8(c)	—	Management Contract—Employment Agreement for Mr. James Jake Gosa, President and Chief Executive Officer (incorporated by reference to Exhibit 10.8(c) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2002).

10.8(d)	—	Management Contract—Employment Agreement for Mr. Kent B. Guichard, Senior Vice President, Finance and Chief Financial Officer (incorporated by reference to Exhibit 10.8(d) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2002).

10.8(e)	—	Management Contract—Employment Agreement for Mr. Ian J. Sole, Senior Vice President, Sales and Marketing (incorporated by reference to Exhibit 10.8(e) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2002).

10.8(f)	—	Management Contract—Employment Agreement for Mr. David L. Blount, Senior Vice President, Manufacturing (incorporated by reference to Exhibit 10.8(f) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2002).

10.9	—	ISDA Master Agreement between NationsBank, N.A. and American Woodmark Corporation dated as of May 29, 1998 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1998).

10.10(a)	—	Loan Agreement between the Company and the West Virginia Economic Development Authority as of November 20, 1998 Relating to equipment financing (incorporated by reference to Exhibit 10.10(a) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10(b)	—	Promissory Note between the Company and the West Virginia Economic Development Authority dated as of November 20, 1998 (incorporated by reference to Exhibit 10.10(b) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10(c)	—	Security Agreement between the Company and the West Virginia Economic Development Authority dated as of November 20, 1998 (incorporated by reference to Exhibit 10.10(c) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

Exhibit No.		Description
10.10(d)	—	Amendment of Deed of Lease between the Company and the West Virginia Economic Development Authority dated as of November 20, 1998 (incorporated by reference to Exhibit 10.10(d) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10(e)	—	Promissory Note between the Company and the Wayne County EZ Industrial Development Authority of Kentucky dated as of July 22, 1998 (incorporated by reference to Exhibit 10.10(e) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10(f)	—	Promissory Note between the Company and Amende Cabinet Corporation, a wholly owned subsidiary of the Company, dated as of July 30, 1998 (incorporated by reference to Exhibit 10.10(f) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10(j)	—	Loan Agreement between Perry, Harlan, Leslie, Brethitt Regional Industrial Authority, Inc. as of November 13, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14798) for quarter ended January 31, 2003).

10.10(k)	—	Loan Agreement between the Company and Amende Cabinet Corporation, a wholly owned subsidiary of the Company, dated December 31, 2001 (incorporated by reference to Exhibit 10.8(k) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2002).

13	—	2003 Annual Report to Shareholders (Filed Herewith).

21	—	Subsidiaries of the Company (Filed Herewith).

23	—	Consent of Ernst & Young LLP, Independent Auditors (Filed Herewith).

99.1	—	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (Filed Herewith).

99.2	—	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (Filed Herewith).

(b)  Reports on Form 8-K

The Company filed one Form 8-K on February 26, 2003, announcing results for the third quarter ending January 31, 2003, and declaring a quarterly cash dividend to shareholders.

Schedule II—Valuation and Qualifying Accounts

AMERICAN WOODMARK CORPORATION

(In Thousands)

Description(a)	Balance at Beginning Of Period	Additions Charged to Cost and Expenses		Other	Deductions		Balance At End Of Period
Year ended April 30, 2003:
Allowance for doubtful accounts	$799	$32		$—	$(105	)(b)	$726

Reserve for cash discounts	$815	$9,340	(c)	$—	$(9,270	)(d)	$885

Reserve for sales returns and allowances	$3,012	$11,315	(c)	$—	$(10,989)		$3,338

Year ended April 30, 2002:
Allowance for doubtful accounts	$1,350	$44		$—	$(595	)(b)	$799

Reserve for cash discounts	$750	$9,030	(c)	$—	$(8,965	)(d)	$815

Reserve for sales returns and allowances	$2,556	$10,196	(c)	$—	$(9,740)		$3,012

Year ended April 30, 2001:
Allowance for doubtful accounts	$769	$996		$—	$(415	)(b)	$1,350

Reserve for cash discounts	$530	$8,043	(c)	$—	$(7,823	)(d)	$750

Reserve for sales returns and allowances	$2,186	$10,353	(c)	$—	$(9,983)		$2,556

(a)	All reserves relate to accounts receivable.
(b)	Principally write-offs, net of collections.
(c)	Reduction of gross sales.
(d)	Cash discounts granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WOODMARK CORPORATION (Registrant)

July 14, 2003	/S/ JAMES J. GOSA James J. Gosa President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JAMES J. GOSA James J. Gosa	President and Chief Executive Officer (Principal Executive Officer) Director	July 14, 2003

/S/ KENT B. GUICHARD Kent B. Guichard	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer) Director	July 14, 2003

/S/ DENNIS M. NOLAN, JR. Dennis M. Nolan, Jr.	Corporate Controller (Principal Accounting Officer)	July 14, 2003

/S/ WILLIAM F. BRANDT, JR. William F. Brandt, Jr.	Chairman of the Board Director	July 14, 2003

/S/ DANIEL T. CARROLL Daniel T. Carroll	Director	July 14, 2003

/S/ C. ANTHONY WAINWRIGHT C. Anthony Wainwright	Director	July 14, 2003

/S/ MARTHA M. DALLY Martha M. Dally	Director	July 14, 2003

/S/ FRED S. GRUNEWALD Fred S. Grunewald	Director	July 14, 2003

/S/ KENT J. HUSSEY Kent J. Hussey	Director	July 14, 2003

/S/ JAMES G. DAVIS James G. Davis	Director	July 14, 2003

Name	Title	Date

/S/ G. THOMAS MCKANE G. Thomas McKane	Director	July 14, 2003

/S/ NEIL P. DEFEO Neil P. DeFeo	Director	July 14, 2003

CERTIFICATIONS

I, James J. Gosa, certify that:

1.	I have reviewed this annual report on Form 10-K of American Woodmark Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 14, 2003	/S/ JAMES J. GOSA

James J. Gosa Chief Executive Officer (Principal Executive Officer) American Woodmark Corporation

I, Kent B. Guichard, certify that:

1.	I have reviewed this annual report on Form 10-K of American Woodmark Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 14, 2003	/S/ KENT B. GUICHARD

Kent B. Guichard Chief Financial Officer (Principal Financial Officer) American Woodmark Corporation

In accordance with Securities and Exchange Commission requirements, the Company will furnish copies of all exhibits to its Form 10-K not contained herein upon receipt of a written request and payment of $.10 (10 cents) per page to:

Mr. Kent Guichard

Senior Vice President, Finance and

    Chief Financial Officer

American Woodmark Corporation

P.O. Box 1980

Winchester, Virginia 22604-8090