Form 10-Q
period 2003-07-31
AMERICAN WOODMARK CORP
filed 2003-09-11
CIK 794619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	8,103,515 shares outstanding
Class	as of September 8, 2003

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.

AMERICAN WOODMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 31, 2003 (Unaudited)	April 30, 2003 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$19,115	$15,512
Customer receivables	48,055	40,615
Inventories	47,591	44,986
Prepaid expenses and other	1,753	5,073
Deferred income taxes	6,817	6,166

Total Current Assets	123,331	112,352
Property, Plant, and Equipment – Net	135,314	136,551
Deferred Costs and Other Assets	14,475	12,919
Intangible Pension Assets	906	906

	$274,026	$262,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$27,107	$26,850
Accrued compensation and related expenses	24,512	26,704
Current maturities of long-term debt	930	932
Accrued marketing expenses	7,702	4,321
Other accrued expenses	6,045	4,991

Total Current Liabilities	66,296	63,798
Long-Term Debt, less current maturities	18,990	19,016
Deferred Income Taxes	10,015	8,428
Long-Term Pension Liabilities	9,960	9,960
Other Long-Term Liabilities	1,261	1,427
Stockholders’ Equity
Preferred Stock, $1.00 par value; 2,000,000 shares authorized, none issued
Common Stock, no par value; 20,000,000 shares authorized; issued and outstanding 8,089,040 at July 31, 2003; 8,080,098 at April 30, 2003	34,259	33,999
Retained earnings	141,455	134,406
Accumulated Other Comprehensive Loss
Minimum pension liability	(7,704)	(7,704)
Unrealized loss on derivative contracts	(506)	(602)

Total Stockholders’ Equity	167,504	160,099

	$274,026	$262,728

See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

(Unaudited)

	Quarter Ended July 31
	2003	2002
Net sales	$154,932	$137,468
Cost of sales and distribution	121,099	101,704

Gross Profit	33,833	35,764
Selling and marketing expenses	15,383	13,746
General and administrative expenses	5,944	6,764

Operating Income	12,506	15,254
Interest expense	255	—
Other (income) expense	(27)	(41)

Income Before Income Taxes	12,278	15,295
Provision for income taxes	4,825	6,041

Net Income	$7,453	$9,254

Earnings Per Share
Weighted average shares outstanding
Basic	8,084,102	8,254,678
Diluted	8,298,405	8,512,162
Net income per share
Basic	$0.92	$1.12
Diluted	$0.90	$1.09

Cash dividends per share	$0.05	$0.05

See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Quarter Ended July 31
	2003	2002
Operating Activities
Net income	$7,453	$9,254
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	6,892	6,667
Net (gain) loss on disposal of property, plant, and equipment	5	(1)
Deferred income taxes	937	2,099
Other non-cash items	(309)	193
Changes in operating assets and liabilities:
Customer receivables	(7,081)	(892)
Inventories	(2,648)	(1,460)
Other assets	(4,467)	(1,819)
Accounts payable	257	(813)
Accrued compensation and related expenses	(2,192)	(3,574)
Income taxes payable	553	1,882
Prepaid expenses	3,453	106
Other accrued expenses	3,930	614
Other	(200)	14

Net Cash Provided by Operating Activities	6,583	12,270

Investing Activities
Payments to acquire property, plant, and equipment	(2,750)	(14,538)
Proceeds from sales of property, plant, and equipment and equipment	—	21

Net Cash Used by Investing Activities	(2,750)	(14,517)

Financing Activities
Payments of long-term debt	(28)	(327)
Proceeds from the issuance of Common Stock	202	158
Repurchase of Common Stock	—	(5,436)
Payment of dividends	(404)	(414)

Net Cash Used by Financing Activities	(230)	(6,019)
Increase (Decrease) In Cash And Cash Equivalents	3,603	(8,266)
Cash And Cash Equivalents, Beginning of Period	15,512	13,083

Cash And Cash Equivalents, End of Period	$19,115	$4,817

See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ended April 30, 2004. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2003.

NOTE B—NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires that a Company that has a controlling financial interest in a variable interest entity consolidate the assets, liabilities and results of operations of the variable interest entity in the Company’s consolidated financial statements. The Company was required to adopt this statement as of August 1, 2003. The adoption of FIN 46 will have no impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued Statement No. 149 (FAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging.” The Company did not have any derivative instruments or hedging activities other than interest rate swaps during the three months ended July 31, 2003. The Company was required to adopt this statement as of May 1, 2003. The adoption of FAS 149 had no impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The Company was required to adopt this statement as of August 1, 2003. The adoption of FAS 150 will have no impact on the Company’s consolidated financial statements.

NOTE C—COMPREHENSIVE INCOME

The Company’s comprehensive income was $7.5 and $9.1 million for the quarters ended July 31, 2003 and July 31, 2002, respectively. Comprehensive income differs from net income for the quarter ended July 2002 due to a decrease in the unrealized loss on the Company’s interest rate swap agreements.

NOTE D—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended July 31
	2003	2002
Numerator:
Net income used for both basic and dilutive earnings per share (in thousands)	$7,453	$9,254
Denominator:
Denominator for basic earnings per share-weighted average shares	8,084,102	8,254,678
Effect of dilutive securities:
Stock options	214,303	257,484

Denominator for diluted earnings per share-weighted average shares and assumed conversions	8,298,405	8,512,162

Net income per share
Basic	$0.92	$1.12
Diluted	$0.90	$1.09

NOTE E—Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25 in accounting for stock options and discloses the fair value of options granted as permitted by Statement of Financial Accounting Standards No. 123. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the common stock at date of grant.

The following table summarizes the pro forma effects on net income assuming compensation cost for such awards had been recorded based upon the estimated fair value on the date of the grant (in thousands, except per share data):

	Three Months Ended July 31
	2003	2002
Net income	$7,453	$9,254
Stock-based employee compensation expense	(572)	(445)

Pro forma net income	$6,881	$8,809
Pro forma net income per share
Basic	$0.85	$1.07
Diluted	$0.83	$1.03

To determine these amounts, the fair value of each stock option has been estimated on the date of the grant using a Black-Scholes option-pricing model. Significant assumptions used in this model include a dividend yield of 0.8% and the following:

	July 31 2003	July 31 2002
Expected volatility	0.512	0.514
Risk-free interest rates	2.40%	4.60%
Expected life in years	6.0	6.0
Weighted-average fair value per share	$22.80	$32.18

NOTE F—CUSTOMER RECEIVABLES

The components of customer receivables were:

(in thousands)	July 31 2003	April 30 2003
Gross customer receivables	$52,669	$45,564
Less:
Allowance for doubtful accounts	(749)	(726)
Allowance for returns and discounts	(3,865)	(4,223)

Net customer receivables	$48,055	$40,615

NOTE G—INVENTORIES

The components of inventories were:

(in thousands)	July 31 2003	April 30 2003
Raw materials	$17,284	$17,221
Work-in-process	32,163	30,058
Finished goods	7,295	6,695

Total FIFO inventories	$56,742	$53,974
Reserve to adjust inventories to LIFO value	(9,151)	(8,988)

Total LIFO inventories	$47,591	$44,986

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

NOTE H—PRODUCT WARRANTY

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

The following is a reconciliation of the Company’s warranty liability, in thousands:

(in thousands)	Period Ending July 31 2003
Balance at May 1, 2003	$3,133
Accrual	3,798
Settlements	(3,506)

Balance at July 31, 2003	$3,425

NOTE I—CASH FLOW

Supplemental disclosures of cash flow information:

(in thousands)	Three Months Ended July 31
	2003	2002
Cash paid during the period for:
Interest	$549	$330
Income taxes	$187	$2,025

NOTE J—OTHER INFORMATION

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

Results of Operations

Net sales for the first quarter of fiscal 2004 were $154.9 million, an increase of 12.7% over the same period in fiscal 2003, resulting from continued growth across all channels of distribution. Overall unit volume between the periods grew 19.2% due to the combination of new products and additional outlets. In the first quarter of fiscal 2004, the average revenue per unit decreased 5.5% from the first quarter of fiscal 2003. This decline was due to a shift in product mix primarily resulting from the roll out of in-stock product to new retail outlets.

Gross margin for the first quarter of fiscal 2004 declined to 21.8% from 26.0% for the same period of the previous fiscal year. The decrease was due to the combination of shifts in product mix, higher labor and benefit costs, and increases in delivery costs. Product mix was negatively impacted by the aggressive roll out of an opening price point in-stock product. Labor and benefit costs were higher due to increased crewing at the Company’s new operations to support demand, health care inflation, and increased pension costs. Freight costs were higher as variations in regional demand resulted in increased long distance shipments.

Selling and Marketing expenses for the first quarter of fiscal 2004 were $15.4 million or 9.9% net sales compared to $13.7 or 10.0% of net sales in the first quarter of fiscal 2003. The increase of $1.6 million was due to promotional expenses in support of merchandising efforts.

General and administrative expenses for the first quarter of fiscal 2004 were $5.9 million or 3.8% of net sales, as compared to $6.7 million or 4.9% of sales in the same period of fiscal 2003. The decrease was due to lower costs associated with the Company’s pay-for-performance incentive plans.

Interest expense increased $255 thousand from the same period of the prior fiscal year. The increase is attributable to less capitalized interest from capital projects to offset interest expense.

The Company’s combined federal and state tax rate for the first quarter of fiscal 2004 was 39.3% compared to 39.5% for the same period of fiscal 2003. The decrease is attributable to state investment tax credits associated with the start-up of new facilities.

Liquidity and Capital Resources

The Company’s operating activities generated $6.6 million in net cash during the first three months of fiscal 2004 compared to $12.3 million net cash generated in the same period of fiscal 2003. The decrease in cash generated from operations from prior year was due primarily to lower net income and increases in customer receivables, inventories, and other assets which more than offset decreases in compensation and related expenses and increases in all other. The increase in customer receivables was the result of higher sales volume. Inventories rose to support higher demand. Other assets increased primarily due to the Company’s investment in customer displays. Accrued compensation decreased due to lower costs associated with the Company’s pay-for-performance incentive plans. All other increased due to costs associated with the Company’s rebate and promotion activities.

Capital spending during the first quarter of fiscal 2004 was $2.8 million as compared to $14.5 million in the same period of fiscal 2003, a decrease of $11.7 million. The decrease in capital expenditures period to period represents the Company’s return to a maintenance capital spending level after completion of major capital expansions in the previous year. The Company expects that it will be necessary to make additional investments in plant, property and equipment during the remainder of fiscal 2004 to support continued sales growth. The Company currently expects to invest approximately $25 to $30 million in capital spending during the remainder of fiscal 2004.

Net cash used by financing activities was $230 thousand for the first three months of fiscal 2004 as compared to $6.0 million in the same period of fiscal 2003. The Company did not repurchase any shares of common stock during the quarter. Cash dividends of $404 thousand were paid during the first quarter of fiscal 2004.

Cash flow from operations combined with accumulated cash on hand and available borrowing capacity is expected to be sufficient to meet forecasted working capital requirements, service existing debt obligations and fund capital expenditures of the remainder of fiscal 2004.

Legal Matters

The Company is involved in various suits and claims in the normal course of business which include claims against the Company pending before the Equal Employment Opportunity Commission. Although management believes that such suits and EEOC claims are without merit and intends to vigorously contest them, the ultimate outcome of these matters cannot be determined at this time. In the opinion of management, after consultation with counsel, the ultimate liabilities and losses, if any, that may result from suits and claims involving the Company will not have any material adverse effect on the Company’s operating results or financial position.

Dividends Declared

On August 28, 2003, the Board of Directors approved a $.05 per share cash dividend on its Common Stock. The cash dividend will be paid on September 29, 2003, to shareholders of record on September 15, 2003.

Item 3.	Quantitative and Qualitative Disclosures of Market Risk

On July 31, 2003, the Company had no material exposure to changes in interest rates for its debt agreements. All significant borrowings of the Company carry a fixed interest rate between 2% and 6%.

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

Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The evaluation conducted by the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer has provided them with reasonable assurance that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal controls. There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of American Woodmark Corporation held on August 28, 2003, the holders of 7,328,743 of the total 8,086,040 shares of Common Stock outstanding and eligible to vote duly executed and delivered valid proxies. The shareholders approved the two items outlined within the Company’s Proxy Statement that was solicited to shareholders and reported to the Commission pursuant to Regulation 14A under the Act.

The following items were approved at the Company’s Annual Meeting:

		Negative/
	Affirmative	Withheld	Abstentions/
	Votes	Votes	Non-Votes
1. Election of the Board of Directors.
William F. Brandt, Jr.	7,312,793	15,950	—
Daniel T. Carroll	7,312,764	15,979	—
Martha M. Dally	6,194,962	1,133,781	—
James G. Davis	7,312,764	15,979	—
James J. Gosa	7,313,064	15,679	—
Kent B. Guichard	7,313,064	15,679	—
Kent J. Hussey	7,313,064	15,679	—
G. Thomas McKane	7,313,064	15,679	—
Neil P. DeFeo	7,312,764	15,979
C. Anthony Wainwright	7,313,064	15,679	—
2. Ratification of Selection of Independent
Certified Public Accountants	7,320,261	5,347	3,135

As the members of the Board of Directors were elected individually, the aforementioned tallies pertaining to re-election represent a range of affirmative and negative votes.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

3.1		Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed on March 14, 2003; Commission File No. 0-14798).

3.2		Bylaws (Incorporated by reference to Exhibit 3.2(a) to the Company’s Annual Report on Form 10-K filed on July 14, 2003; Commission File No. 0-14798).

3.2	(f)	Amendment to Bylaws on August 28, 2003. Filed herewith.

31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2		Certification of the Chief Executive pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

32.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

(b)	Reports on Form 8-K.

The Company filed one report on Form 8-K on May 28, 2003 declaring quarterly cash dividends to shareholders.

The Company filed one report on Form 8-K on June 10, 2003 announcing results for the fourth quarter and full fiscal year ended April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/ DENNIS M. NOLAN, JR.	/s/ KENT B. GUICHARD

Dennis M. Nolan, Jr.	Kent B. Guichard
Corporate Controller	Senior Vice President, Finance and Chief Financial Officer

Date: September 11, 2003	Date: September 11, 2003
Signing on behalf of the registrant and as principal accounting officer	Signing on behalf of the registrant and as principal financial officer