Form 10-Q
period 2003-10-31
AMERICAN WOODMARK CORP
filed 2003-12-12
CIK 794619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	8,067,107 shares outstanding
Class	as of December 11, 2003

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.

AMERICAN WOODMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	October 31, 2003 (Unaudited)	April 30, 2003 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$23,299	$15,512
Customer receivables	49,223	40,615
Inventories	47,624	44,986
Prepaid expenses and other	3,535	5,073
Deferred income taxes	7,082	6,166

Total Current Assets	130,763	112,352
Property, Plant, and Equipment – Net	136,361	136,551
Deferred Costs and Other Assets	16,988	12,919
Intangible Pension Assets	906	906

	$285,018	$262,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$30,734	$26,850
Accrued compensation and related expenses	27,561	26,704
Current maturities of long-term debt	949	932
Accrued marketing expenses	4,983	4,321
Other accrued expenses	6,807	4,991

Total Current Liabilities	71,034	63,798

Long-Term Debt, less current maturities	18,625	19,016
Deferred Income Taxes	10,181	8,428
Long-Term Pension Liabilities	9,960	9,960
Other Long-Term Liabilities	1,193	1,427

Stockholders’ Equity
Preferred Stock, $1.00 par value; 2,000,000 shares authorized, none issued
Common Stock, no par value; 20,000,000 shares authorized; issued and outstanding 8,058,256 shares at October 31, 2003; 8,080,098 shares at April 30, 2003	34,966	33,999
Retained earnings	147,232	134,406
Accumulated Other Comprehensive Income
Minimum pension liability	(7,704)	(7,704)
Unrealized loss on interest rate swap	(469)	(602)

Total Stockholders’ Equity	174,025	160,099

	$285,018	$262,728

See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

(Unaudited)

	Three Months Ended October 31		Six Months Ended October 31
	2003	2002	2003	2002
Net sales	$169,395	$144,972	$324,327	$282,440
Cost of sales and distribution	134,861	109,690	255,960	211,394

Gross Profit	34,534	35,282	68,367	71,046

Selling and marketing expenses	15,057	13,990	30,439	27,736
General and administrative expenses	5,818	6,142	11,763	12,907

Operating Income	13,659	15,150	26,165	30,403

Interest expense	230	82	485	82
Other (income) expense	(124)	(39)	(151)	(80)

Income Before Income Taxes	13,553	15,107	25,831	30,401

Provision for income taxes	5,326	5,967	10,152	12,008

Net Income	$8,227	$9,140	$15,679	$18,393

Earnings Per Share

Weighted average shares outstanding
Basic	8,088,154	8,164,678	8,086,128	8,209,678
Diluted	8,301,286	8,404,017	8,299,845	8,458,090

Net income per share
Basic	$1.02	$1.12	$1.94	$2.24
Diluted	$0.99	$1.09	$1.89	$2.17

Cash dividends per share	$0.05	$0.05	$0.10	$0.10

See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended October 31
	2003	2002
Operating Activities
Net income	$15,679	$18,393
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	13,826	13,791
Net loss on disposal of property, plant, and equipment	13	121
Deferred income taxes	749	1,776
Other non-cash items	(1)	389
Changes in operating assets and liabilities:
Customer receivables	(8,498)	(3,091)
Inventories	(2,703)	(5,697)
Other assets	(9,954)	(3,597)
Accounts payable	3,884	818
Accrued compensation and related expenses	857	1,927
Other	4,056	(2,502)

Net Cash Provided by Operating Activities	17,908	22,328

Investing Activities
Payments to acquire property, plant, and equipment	(7,764)	(22,624)
Proceeds from sales of property, plant, and equipment	—	39

Net Cash Used by Investing Activities	(7,764)	(22,585)

Financing Activities
Payments of long-term debt	(374)	(2,704)
Proceeds from long-term borrowings	—	2,350
Proceeds from the issuance of Common Stock	1,054	518
Repurchase of Common Stock	(2,228)	(5,657)
Payment of dividends	(809)	(822)

Net Cash Used by Financing Activities	(2,357)	(6,315)

Increase (Decrease) In Cash And Cash Equivalents	7,787	(6,572)

Cash And Cash Equivalents, Beginning of Period	15,512	13,083

Cash And Cash Equivalents, End of Period	$23,299	$6,511

See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ended April 30, 2004. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2003.

NOTE B—NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires that a Company that has a controlling financial interest in a variable interest entity consolidate the assets, liabilities and results of operations of the variable interest entity in the Company’s consolidated financial statements. The Company will be required to adopt this statement as of January 31, 2004. The adoption of FIN 46 will have no impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued Statement No. 149 (FAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging.” The Company did not have any derivative instruments or hedging activities other than interest rate swaps during the three months ended October 31, 2003. The Company was required to adopt this statement as of May 1, 2003. The adoption of FAS 149 had no impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The Company was required to adopt this statement as of August 1, 2003. The adoption of FAS 150 had no impact on the Company’s consolidated financial statements.

NOTE C—COMPREHENSIVE INCOME

The Company’s comprehensive income was $8.3 million and $15.8 million for the three months and six months ended October 31, 2003, respectively, and $9.0 million and $18.1 million for the three months and six months ended October 31, 2002, respectively. Comprehensive income differs from net income for the quarter and six months ending October 2002 and 2003 due to fluctuations in the unrealized loss on the Company’s interest rate swap agreements.

NOTE D—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended October 31		Six Months Ended October 31
	2003	2002	2003	2002
Numerator:
Net income used for both basic and dilutive earnings per share (in thousands)	$8,227	$9,140	$15,679	$18,393
Denominator:
Denominator for basic earnings per share-weighted average shares	8,088	8,165	8,086	8,210
Effect of dilutive securities:
Stock Options	213	239	214	248

Denominator for diluted earnings per share-weighted average shares and assumed conversions	8,301	8,404	8,300	8,458

Net income per share
Basic	$1.02	$1.12	$1.94	$2.24
Diluted	$0.99	$1.09	$1.89	$2.17

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

The following table summarizes the pro forma effects on net income assuming compensation cost for such awards had been recorded based upon the estimated fair value on the date of the grant (in thousands, except per share data):

	Three Months Ended October 31		Six Months Ended October 31
	2003	2002	2003	2002
Net income	$8,227	$9,140	$15,679	$18,393
Stock-based employee compensation expense	(605)	(519)	(1,177)	(964)

Pro forma net income	$7,622	$8,621	$14,502	$17,429

Pro forma net income per share
Basic	$0.94	$1.06	$1.79	$2.12

Diluted	$0.92	$1.03	$1.75	$2.06

To determine these amounts, the fair value of each stock option has been estimated on the date of the grant using a Black-Scholes option-pricing model. Significant assumptions used in this model include a dividend yield of 0.8% and the following:

	October 31 2003	October 31 2002
Expected volatility	0.512	0.514
Risk-free interest rates	2.40%	4.60%
Expected life in years	6.0	6.0
Weighted-average fair value per share	$22.80	$32.18

NOTE F—CUSTOMER RECEIVABLES

The components of customer receivables were:

(in thousands)	October 31 2003	April 30 2003
Gross customer receivables	$54,096	$45,564
Less:
Allowance for doubtful accounts	(759)	(726)
Allowance for returns and discounts	(4,114)	(4,223)

Net customer receivables	$49,223	$40,615

NOTE G—INVENTORIES

The components of inventories were:

(in thousands)	October 31 2003	April 30 2003
Raw materials	$16,407	$17,221
Work-in-process	32,332	30,058
Finished goods	8,277	6,695

Total FIFO inventories	$57,016	$53,974
Reserve to adjust inventories to LIFO value	(9,392)	(8,988)

Total LIFO inventories	$47,624	$44,986

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

The following is a reconciliation of the Company’s warranty liability, in thousands:

Period Ending October 31, 2003
Balance at May 1, 2003	$3,133
Accrual	8,138
Settlements	(7,412)

Balance at October 31, 2003	$3,859

NOTE I—CASH FLOW

Supplemental disclosures of cash flow information:

	Six Months Ended October 31
(in thousands)	2003	2002
Cash paid during the period for:
Interest	$490	$548
Income taxes	$7,173	$12,750

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

Results of Operations

Net sales were $169.4 million for the second quarter of fiscal 2004, an increase of 16.8% over the second quarter of fiscal 2003. For the first six months of fiscal 2004, net sales were $324.3 million, an increase of 14.8% over the same period in fiscal 2003. Higher sales for both the quarter and six-month periods were the result of continued growth in shipments to both the remodel and new home construction markets. Overall unit volume for the quarter and the six month period ending October 31, 2003, increased 22.1%, and 20.7%, respectively, due to the combination of general market growth and an increase in market share driven by new products. The average revenue per unit in the most recent quarter decreased 4.3% due to a shift in product mix as the rate of unit growth in lower price points exceeded the rate of growth in higher price points.

Gross profit for the second quarter of fiscal 2004 was 20.4%, down from 24.3% during the second quarter of fiscal 2003. For the first six months of fiscal 2004, gross profit was 21.1%, down from 25.2% in the same period of fiscal 2003. The decrease was due to the combination of the shift in product mix, increased material costs and higher labor and benefit costs, which more than offset favorable leverage generated on overhead costs with the additional volume. Material costs increased primarily due to the shift in product mix. In addition, the Company experienced price increases in certain species of hardwood lumber and particle board. Increased labor costs were the result of overtime hours worked to support increased volumes and more production from the Company’s newer manufacturing facilities. These facilities, opened during the fall of calendar 2002, experience lower efficiencies than more mature facilities due to the learning curve associated with the training of new employees. Benefit cost increased due to general inflation in health care costs, an increase in large claim activity under the Company’s self-insured stop loss limit, and an increase in pension costs due primarily to lower returns on pension assets and reduced discount rates used to determine the present value of future obligations. Overhead costs for the second quarter and first six months of fiscal 2004 declined as a percentage of sales due to leverage associated with increased volume.

Selling and marketing expenses for the second quarter of fiscal 2004 were $15.1 million or 8.9% of sales compared to $14.0 million or 9.7% of sales for the same period in fiscal 2003. For the first six months of fiscal 2004, selling and marketing expenses were $30.4 million or 9.4% of sales compared to $27.7 million or 9.8% of sales for the first six months of fiscal 2003. The decrease as a percent of sales in both periods was attributable to cost management efforts and favorable leverage on expenses with additional volume.

General and administrative expenses for the second quarter of fiscal 2004 were $5.8 million or 3.4% of net sales compared to $6.1 million or 4.2% of net sales in the second quarter of fiscal 2003. For the first six months of fiscal 2004, general and administrative expenses were $11.8 million or 3.6% of sales compared to $12.9 million or 4.6% of sales for the same period of fiscal 2003. Decreases between periods were primarily attributable to lower costs associated with the Company’s pay-for-performance employee incentive plans.

Interest expense for the second quarter and first six months of fiscal 2004 was $230 thousand and $485 thousand respectively, compared to $82 thousand for the second quarter and first six months of fiscal 2003. The increase is attributable to the combination of higher average debt outstanding and reduced capitalized interest on long term capital projects.

The Company’s combined federal and state tax rate for the second quarter and first six months of fiscal 2004 was 39.3% compared to 39.5% for the same periods in fiscal 2003.

Liquidity and Capital Resources

The Company’s operating activities generated $17.9 million in net cash during the first six months of fiscal 2004 compared to $22.3 million for the same period in fiscal 2003. The decrease in cash generated from operations compared to the prior year occurred as lower net income and increases in customer receivables, inventories and other assets were only partially offset by increases in accounts payable and other accrued expenses and a decrease in prepaid expenses. The increase in customer receivables was the result of higher sales volume. Inventories increased in order to support higher demand. Other assets increased as a result of the Company’s investment in customer displays. Increases in accounts payable were due to the increased activity associated with overall growth. Other accrued expenses increased due to the timing associated with payroll tax withholding payments.

Capital spending during the first six months of fiscal 2004 was $7.8 million compared to $22.6 million in the same period of fiscal 2003, a decrease of $14.8 million. Capital spending decreased from fiscal 2003 as major capital expenditures were completed last fiscal year at the new assembly facility in Tahlequah, OK, the new lumber processing facility in Hazard, KY, the lumber processing facility in Monticello, KY, and the assembly facility in Kingman, AZ. In November 2003, the Company announced plans to build a new component manufacturing facility in Hardy County, WV with initial production expected in late summer of calendar 2004. The Company currently expects to invest approximately $18 to $22 million in capital spending during the second half of fiscal 2004.

Net cash used by financing activities was $2.4 million for the first six months of fiscal 2004 compared to $6.3 million in the first six months of fiscal 2003. The difference in net cash used between periods was due to a decline in common stock repurchases and an increase in the proceeds from the issuance of new common stock through employee stock options exercises under the Company’s Stock Option Plan. The Company repurchased $2.2 million in common stock and paid cash dividends of $809 thousand during the first six months of fiscal 2004. Share repurchases were conducted under the authorization granted by the Board of Directors in August 2002. This authorization was for the repurchase of up to $10 million of Company stock from time to time when, in the opinion of management, the market price presents an attractive return on investment for the shareholders. At December 4, 2003, approximately $4.2 million remains authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.

Cash flow from operations combined with accumulated cash on hand and available borrowing capacity is expected to be sufficient to meet forecasted working capital requirements, service existing debt obligations, and fund capital expenditures of the remainder of fiscal 2004.

Dividends Declared

On November 20, 2003, the Board of Directors approved a $.05 per share cash dividend on its Common Stock. The cash dividend will be paid on December 22, 2003, to shareholders of record on December 8, 2003.

Seasonal and Inflationary Factors

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

Forward Looking Statements

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

Item 3.	Quantitative and Qualitative Disclosures of Market Risk

As of October 31, 2003, the Company had no instruments which were sensitive to changes in the market. All borrowings of the Company after consideration of the interest rate swap carry a fixed interest rate between 2% and 6%.

Item 4.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the business. The Company does not have any litigation that does not constitute ordinary, routine litigation to its business.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed on March 14, 2003; Commission File No. 0-14798).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2(a) to the Company’s Annual Report on Form 10-K filed on July 14, 2003; Commission File No. 0-14798).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

(b)	Reports on Form 8-K.

The Company filed one report on Form 8-K on September 3, 2003 reporting under items 5 and 7 declaring quarterly cash dividends to shareholders.

The Company filed one report on Form 8-K on August 26, 2003 reporting under items 5 and 7 announcing results for the first quarter ended July 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION (Registrant)

/s/ Dennis M. Nolan, Jr.	/s/ Kent B. Guichard
Dennis M. Nolan, Jr. Corporate Controller	Kent B. Guichard Senior Vice President, Finance and Chief Financial Officer

Date: December 11, 2003 Signing on behalf of the registrant and as principal accounting officer	Date: December 11, 2003 Signing on behalf of the registrant and as principal financial officer