Form 10-Q
period 2004-01-31
AMERICAN WOODMARK CORP
filed 2004-03-11
CIK 794619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	8,137,212 shares outstanding
Class	as of March 10, 2004

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.

AMERICAN WOODMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 31, 2004 (Unaudited)	April 30, 2003 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$27,820	$15,512
Customer receivables	47,606	40,615
Inventories	49,291	44,986
Prepaid expenses and other	3,250	5,073
Deferred income taxes	6,659	6,166

Total Current Assets	134,626	112,352
Property, Plant, and Equipment – Net	136,405	136,551
Deferred Costs and Other Assets	18,138	12,919
Intangible Pension Assets	906	906

	$290,075	$262,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$29,341	$26,850
Accrued compensation and related expenses	27,550	26,704
Current maturities of long-term debt	949	932
Accrued marketing expenses	3,971	4,321
Other accrued expenses	6,312	4,991

Total Current Liabilities	68,123	63,798

Long-Term Debt, less current maturities	18,096	19,016
Deferred Income Taxes	10,616	8,428
Long-Term Pension Liabilities	9,960	9,960
Other Long-Term Liabilities	1,154	1,427

Stockholders’ Equity
Preferred Stock, $1.00 par value; 2,000,000 shares authorized, none issued
Common Stock, no par value; 20,000,000 shares authorized; issued and outstanding 8,079,404 shares at January 31, 2004; 8,080,098 shares at April 30, 2003	35,869	33,999
Retained earnings	154,413	134,406
Accumulated Other Comprehensive Income
Minimum pension liability	(7,704)	(7,704)
Unrealized loss on interest rate swap	(452)	(602)

Total Stockholders’ Equity	182,126	160,099

	$290,075	$262,728

See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

(Unaudited)

	Three Months Ended January 31		Nine Months Ended January 31
	2004	2003	2004	2003
Net sales	$162,859	$136,684	$487,186	$419,125
Cost of sales and distribution	129,054	106,314	385,014	317,709

Gross Profit	33,805	30,370	102,172	101,416

Selling and marketing expenses	14,447	13,309	44,886	41,044
General and administrative expenses	6,789	5,764	18,552	18,671

Operating Income	12,569	11,297	38,734	41,701

Interest expense	196	222	681	305
Other (income) expense	(58)	(33)	(210)	(113)

Income Before Income Taxes	12,431	11,108	38,263	41,509

Provision for income taxes	4,781	4,351	14,933	16,359

Net Income	$7,650	$6,757	$23,330	$25,150

Earnings Per Share

Weighted average shares outstanding
Basic	8,069,960	8,183,357	8,080,739	8,200,908
Diluted	8,325,616	8,399,513	8,322,680	8,438,568

Net income per share
Basic	$0.95	$0.83	$2.89	$3.07
Diluted	$0.92	$0.80	$2.80	$2.98

Cash dividends per share	$0.05	$0.05	$0.15	$0.15

See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended January 31
	2004	2003
Operating Activities
Net income	$23,330	$25,150
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	20,788	21,110
Net loss on disposal of property, plant, and equipment	64	160
Deferred income taxes	1,696	2,679
Other non-cash items	(91)	417
Changes in operating assets and liabilities:
Customer receivables	(6,677)	(1,251)
Inventories	(4,486)	(5,995)
Prepaid income taxes	1,692	(3,097)
Other assets	(14,029)	(6,995)
Accounts payable	2,491	(1,797)
Accrued compensation and related expenses	846	(1,108)
Other	1,170	(2,481)

Net Cash Provided by Operating Activities	26,794	26,792

Investing Activities
Payments to acquire property, plant, and equipment	(11,896)	(26,260)
Proceeds from sales of property, plant, and equipment	—	39

Net Cash Used by Investing Activities	(11,896)	(26,221)

Financing Activities
Payments of long-term debt	(903)	(5,539)
Proceeds from long-term borrowings	—	8,350
Proceeds from the issuance of Common Stock	1,754	1,335
Repurchase of Common Stock	(2,228)	(5,657)
Payment of dividends	(1,213)	(1,231)

Net Cash Used by Financing Activities	(2,590)	(2,742)

Increase (Decrease) In Cash And Cash Equivalents	12,308	(2,171)

Cash And Cash Equivalents, Beginning of Period	15,512	13,083

Cash And Cash Equivalents, End of Period	$27,820	$10,912

See notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ended April 30, 2004. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2003.

NOTE B—NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires that a Company that has a controlling financial interest in a variable interest entity consolidate the assets, liabilities and results of operations of the variable interest entity in the Company’s consolidated financial statements. The Company will be required to adopt this statement as of April 30, 2004. The adoption of FIN 46 will have no impact on the Company’s consolidated financial statements.

In December 2003, the FASB issued Statement No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” The standard requires that companies provide more details on an annual basis about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. On a quarterly basis, this standard requires companies to report the various elements of pension and other postretirement costs on a quarterly basis. This pronouncement is not effective for the Company until April 30, 2004. No impact upon the Company’s consolidated financial statements, other than footnote disclosure, is expected upon adoption.

NOTE C—COMPREHENSIVE INCOME

The Company’s comprehensive income was $7.7 million and $23.5 million for the three months and nine months ended January 31, 2004, respectively, and $6.7 million and $24.9 million for the three months and nine months ended January 31, 2003, respectively. Comprehensive income differs from net income for the three and nine months ending January 31, 2003 and 2004 due to fluctuations in the unrealized loss on the Company’s interest rate swap agreement.

NOTE D—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended January 31		Nine Months Ended January 31
	2004	2003	2004	2003
Numerator:
Net income used for both basic and dilutive earnings per share	$7,650	$6,757	$23,330	$25,150
Denominator:
Denominator for basic earnings per share-weighted average shares	8,070	8,183	8,081	8,201
Effect of dilutive securities:
Stock Options	256	217	242	238

Denominator for diluted earnings per share-weighted average shares and assumed conversions	8,326	8,400	8,323	8,439

Net income per share
Basic	$0.95	$0.83	$2.89	$3.07
Diluted	$0.92	$0.80	$2.80	$2.98

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

The following table summarizes the pro forma effects on net income assuming compensation cost for such awards had been recorded based upon the estimated fair value on the date of the grant (in thousands, except per share data):

	Three Months Ended January 31		Nine Months Ended January 31
	2004	2003	2004	2003
Net income	$7,650	$6,757	$23,330	$25,150
Stock-based employee compensation expense	(582)	(476)	(1,759)	(1,440)

Pro forma net income	$7,068	$6,281	$21,571	$23,710

Pro forma net income per share
Basic	$0.88	$0.77	$2.67	$2.89

Diluted	$0.85	$0.75	$2.59	$2.81

To determine these amounts, the fair value of each stock option has been estimated on the date of the grant using a Black-Scholes option-pricing model. Significant assumptions used in this model include a dividend yield of 0.8% and the following:

	January 31 2004	January 31 2003
Expected volatility	0.512	0.514
Risk-free interest rates	2.40%	4.60%
Expected life in years	6.0	6.0
Weighted-average fair value per share	$22.80	$32.18

NOTE F—CUSTOMER RECEIVABLES

The components of customer receivables were:

(in thousands)	January 31 2004	April 30 2003
Gross customer receivables	$52,278	$45,564
Less:
Allowance for doubtful accounts	(763)	(726)
Allowance for returns and discounts	(3,909)	(4,223)

Net customer receivables	$47,606	$40,615

NOTE G—INVENTORIES

The components of inventories were:

(in thousands)	January 31 2004	April 30 2003
Raw materials	$16,218	$17,221
Work-in-process	35,227	30,058
Finished goods	7,617	6,695

Total FIFO inventories	$59,062	$53,974
Reserve to adjust inventories to LIFO value	(9,771)	(8,988)

Total LIFO inventories	$49,291	$44,986

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

The following is a reconciliation of the Company’s warranty liability, in thousands:

Period Ending January 31, 2004
Balance at May 1, 2003	$3,133
Accrual	11,676
Settlements	(11,135)

Balance at January 31, 2004	$3,674

NOTE I—CASH FLOW

Supplemental disclosures of cash flow information:

	Nine Months Ended January 31
(in thousands)	2004	2003
Cash paid during the period for:
Interest	$797	$869
Income taxes	$11,413	$18,350

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

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes to the Consolidated Financial Statements, both of which are included in Item 1 of this report.

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent distributors. The Company presently operates thirteen manufacturing facilities and ten service centers across the country.

During the third quarter of fiscal 2004 the Company experienced a higher than anticipated growth rate in net sales driven by strong activity in both the new construction and remodeling markets. New construction markets serviced by the Company were unseasonably strong due to favorable mortgage rates and low inventories. Demand for the Company’s products in the remodeling market was strong, as home improvement activity remained high. Gross profit for the quarter of 20.8% was improved from the most recent quarter but has not returned to target levels of 23% to 25%. An unfavorable shift in product mix and higher benefit costs were partly offset by improved labor efficiencies and leverage gained on higher volume in freight and overhead costs.

Net income for the quarter was $7.7 million compared to $6.8 million during the third fiscal quarter of 2003.

Results of Operations

(in thousands)	Three Months Ended January 31			Nine Months Ended January 31
	2004	2003	Percent Change	2004	2003	Percent Change
Net Sales	$162,859	$136,684	19.2%	$487,186	$419,125	16.2%
Gross Profit	33,805	30,370	11.3%	102,172	101,416	0.7%
Selling and Marketing Expenses	14,447	13,309	8.6%	44,886	41,044	9.4%
General and Administrative Expenses	6,789	5,764	17.8%	18,552	18,671	(0.6%)
Interest Expense	196	222	(11.7%)	681	305	123.0%

Sales.  Higher sales for the quarter and nine-month period were the result of unit growth in both the remodel and new construction markets. Unit volume for the third quarter and nine-month period grew 21% due to the combination of general market growth and an increase in market share driven by new products. The average revenue per unit decreased 1.5% for the third quarter of fiscal 2004 and decreased 3.8% for the nine months compared to the same period in the prior year.  Both period changes were primarily the result of shifts in product mix.

Gross Profit.  The decrease in gross profit for both the third quarter and first nine months was due to the combination of the shift in product mix, increased material costs and higher employee benefit expenses which were partly offset by improved labor efficiencies, lower freight expense and leverage gained on overhead costs from higher volume. Material costs increased due to the shift in the product mix and price increases experienced in certain species of hardwood lumber, particleboard and plywood. Benefit costs increased due to general inflation in health care costs, an increase in large claim activity under the Company’s self-insured stop loss limit, and an increase in pension costs due primarily to lower returns on pension assets and reduced discount rates used to determine the present value of future obligations. Labor costs decreased as both established and new facilities achieved greater efficiency. Lower freight costs were realized as a result of favorable leverage on increased volume and improved efficiency in the Company’s network of third party carriers. Overhead costs declined as a percentage of sales due to leverage associated with additional volume.

Selling and Marketing Expenses.  The decrease in selling and marketing expenses in both the third quarter and first nine months of fiscal 2004 was attributable to cost containment efforts and leverage gained on higher volume.

General and Administrative Expenses.  General and administrative expenses as a percent of sales remained consistent for the third quarter of fiscal year 2004 compared to the same period of fiscal 2003, as increased costs were offset by leverage gained on increased sales dollars. The decrease as a percentage of sales for the nine-month period ended January 31, 2004, was due to favorable cost leverage created from increased sales dollars and decreases in expenses for certain pay-for-performance employee incentive programs.

Interest Expense.  Interest expense for the third quarter of fiscal 2004 was $196,000, and for the first nine months of fiscal 2004 was $681,000, compared to $222,000 and $305,000 for the respective prior periods of fiscal 2003. Interest expense decreased slightly quarter from quarter due to an increase in capitalized interest. For the nine-month period, the increase in interest expense is attributable to the combination of higher average debt outstanding and reduced capitalized interest on long-term capital projects.

Effective Income Tax Rates.  The Company’s combined federal and state effective income tax rate for the third quarter and first nine months of fiscal 2004 was 38.5% and 39.0%, respectively. For the same periods of fiscal 2003, the combined federal and state effective income tax rates were 39.2% and 39.4%, respectively.

Liquidity and Capital Resources

The Company’s operating activities generated $26.8 million in net cash during the first nine months of both fiscal 2004 and fiscal 2003. A decrease in net income combined with increases in customer receivables, inventories, prepaid expenses, and other assets was offset by increases in accounts payable and accrued compensation. Changes in cash flow from accounts payable, customer receivables, and accrued compensation were due to seasonal activity and timing. Inventories increased in order to support higher demand. The change in other assets was due to increased promotional display activity.

Capital spending during the first nine months of fiscal 2004 was $11.9 million as compared to $26.2 million in the same period of fiscal 2003, a decrease of $14.3 million. Capital spending decreased from fiscal 2003 as major capital expenditures were completed last fiscal year at the new assembly facility in Tahlequah, Oklahoma and the new lumber processing facility in Hazard, Kentucky. Additionally, in fiscal 2003, the expansion projects were completed at the assembly facility in Kingman, Arizona and at the lumber processing facility in Monticello, Kentucky. In November 2003, the Company announced plans to build a new component manufacturing facility in Hardy County, West Virginia with initial production expected in late summer of calendar 2004. The Company currently expects to invest approximately $18 to $20 million in capital spending during the remainder of fiscal 2004.

Net cash used for financing activities was $2.6 million for the first nine months of fiscal 2004 compared to $2.7 million for the same period in fiscal 2003.  The Company repurchased $2.2 million in common stock during the first nine months of fiscal 2004. The Company did not repurchase shares during the third quarter of fiscal 2004.  All share repurchases were conducted under the authorization granted by the Board of Directors in August 2002. This authorization was for the repurchase of up to $10 million of Company stock from time-to-time when, in the opinion of management, the market price presents an attractive return on investment for the shareholders. At March 1, 2004, approximately $4.2 million remains authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock. Cash dividends of $1.2 million were paid during the first nine months of fiscal 2004.

Cash flow from operations combined with accumulated cash on hand and available borrowing capacity is expected to be sufficient to meet forecasted working capital requirements, service existing debt obligations, and fund capital expenditures for the remainder of fiscal 2004 and through the completion of fiscal 2005. As of January 31, 2004, the Company had $35 million available under existing credit facilities.

Dividends Declared

On February 19, 2004, the Board of Directors approved a $.05 per share cash dividend on its Common Stock. The cash dividend will be paid on March 22, 2004, to shareholders of record on March 8, 2004.

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

Forward Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “ could,” “ plan,” “may” or similar words. Forward-looking statements, contained in this Management’s Discussion and Analysis are based on current expectations. However, we participate in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings. These include (1) overall industry demand at reduced levels, (2) economic weakness in a specific channel of distribution, especially the home center industry, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, (5) a dramatic increase to the cost of diesel fuel, and/or transportation related services, (6) the need to respond to price or product initiatives launched by a competitor, and (7) sales growth at a rate that outpaces the Company’s ability to install new capacity. While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a materially adverse impact on operating results.

Item 3.	Quantitative and Qualitative Disclosures of Market Risk

As of January 31, 2004, the Company had no instruments which were sensitive to changes in the market. Substantially, all borrowings of the Company after consideration of the interest rate swap carry a fixed interest rate between 2% and 6%.

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

The Company filed one report on Form 8-K on November 25, 2003 reporting under items 5 and 7 declaring quarterly cash dividends to shareholders.

The Company filed one report on Form 8-K on November 18, 2003 reporting under items 5 and 7 announcing results for the second quarter ended October 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION (Registrant)

/s/ Dennis M. Nolan, Jr.	/s/ Kent B. Guichard
Dennis M. Nolan, Jr. Corporate Controller	Kent B. Guichard Senior Vice President, Finance and Chief Financial Officer

Date: March 11, 2004 Signing on behalf of the registrant and as principal accounting officer	Date: March 11, 2004 Signing on behalf of the registrant and as principal financial officer