Form 10-K
period 2004-04-30
AMERICAN WOODMARK CORP
filed 2004-07-14
CIK 794619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2004

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

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant as of October 31, 2003, the last business day of the Company’s most recent second quarter was $286,582,387.

As of June 28, 2004, 8,228,610 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended April 30, 2004 (“2004 Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K.

Portions of Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 26, 2004 (Proxy Statement) are incorporated by reference into Parts II and III of this Form 10-K.

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

American Woodmark currently offers framed stock cabinets in approximately 230 different cabinet lines, ranging in price from relatively inexpensive to medium-priced styles. Styles vary by design and color from natural wood finishes to low-pressure laminate surfaces. The product offering of stock cabinets includes approximately 80 door designs in nine colors. Stock cabinets consist of a common box with standard interior components and an oak, cherry, maple or hickory front frame.

Products are primarily sold under the brand names of American Woodmark®, Timberlake®, and Shenandoah Cabinetry®.

American Woodmark’s products are sold on a national basis across the United States to the remodeling and new home construction markets. The Company services these markets through three primary channels: home centers, major builders, and independent dealers and distributors. The Company distributes its products to each market channel directly from five assembly plants through a third party logistics network.

The primary raw materials used include oak, maple, cherry and hickory lumber. Additional raw materials include paint, particleboard, manufactured components and hardware. The Company currently purchases paint from one supplier; however, other sources are available. Other raw materials are purchased from more than one source and are readily available.

American Woodmark operates in a highly fragmented industry that is composed of several thousand local, regional and national manufacturers. The Company’s principal means for competition is its breadth and variety of product offering, expanded service capabilities and affordable quality. American Woodmark believes that no other company in the industry has more than a 20% share of the market. The Company also believes it is one of the three largest manufacturers of kitchen cabinets in the United States.

The Company’s business has historically been subjected to seasonal influences, with higher sales typically realized in the second and fourth fiscal quarters. General economic forces and changes in the Company’s customer mix have reduced seasonal fluctuations in revenue over the past few years.

During the last fiscal year, American Woodmark had two customers, The Home Depot and Lowe’s Companies, Inc., which each accounted for more than 10% of sales. The loss of either would have a material adverse effect on the Company.

As of April 30, 2004, the Company had 5,903 employees. Approximately 13% of the Company’s employees are represented by labor unions. The Company believes that employee relations are good.

American Woodmark’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s Web site at www.americanwoodmark.com as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

Item 2.	PROPERTIES

American Woodmark leases its Corporate Office which is located in Winchester, Virginia. In addition, the Company leases one and owns 12 manufacturing facilities located primarily in the eastern United States. The Company also leases ten service centers and four additional office centers located throughout the United States that support the sale and distribution of products to each market channel.

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

In response to this Item, the information under “Legal Matters” under “Note I – Commitments and Contingencies” to the Consolidated Financial Statements and under the caption “Legal Matters” under “Management’s Discussion and Analysis” in the 2004 Annual Report is incorporated herein by reference.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Registrant as of April 30, 2004 are as follows:

Name	Age	Position(s) Held During Past Five Years
William F. Brandt, Jr.	58	Chairman of the Board from 1996 to present

James J. Gosa	56	President and Chief Executive Officer from 1996 to present

David L. Blount	56	Senior Vice President, Manufacturing from May 1999 to present

Kent B. Guichard	48	Executive Vice President from May 2004 to present; Senior Vice President, Finance and Chief Financial Officer from May 1999 to April 2004

Ian J. Sole	48	Senior Vice President, Sales and Marketing from May 1999 to present

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDERS MATTERS

In response to this Item, the information under “Market Information” in the 2004 Annual Report is incorporated herein by reference.

The following table details share repurchases during the fourth quarter:

	Share Repurchases
	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (1)
February 1 - 29, 2004	2,053	$64.617	—	$4,204,227
March 1 - 31, 2004	38,990	$65.035	—	$4,204,227
April 1 - 30, 2004	47,728	$65.910	—	$4,204,227

Quarter ended April 30, 2004	88,771	$65.701	—	$4,204,227

(1)	In January 2001 and August 2002, the Company’s Board of Directors approved plans to repurchase up to $10 million per plan of the Company’s common stock. These plans have no expiration date. In the fourth quarter of fiscal 2004, the Company had no repurchases under the approved plans. At April 30, 2004, $4.2 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.

(2)	The Company repurchased approximately 89,000 shares of its common stock in the fourth quarter of fiscal 2004. These repurchases were the result of common stock being surrendered by employees for the purpose of payment of options exercised and income tax withholdings as permitted by the shareholder approved 1996 and 1999 Employee Stock Option Plans. The dollar value of this repurchase transaction is appropriately reflected in the Company’s statement of retained earnings but has no impact on previously announced repurchase programs outlined in (1) above.

Item 6.	SELECTED FINANCIAL DATA

In response to this Item, the information under “Five-Year Selected Financial Information” in the 2004 Annual Report is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In response to this Item, the information under “Management’s Discussion and Analysis” in the 2004 Annual Report is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In response to this Item, the information under the caption “Risk Factors” in “Management’s Discussion and Analysis” in the 2004 Annual Report is incorporated herein by reference in Item 7.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In response to this Item, the Annual Consolidated Financial Statements, Notes to the Consolidated Financial Statements, the information under “Quarterly Results of Operations (Unaudited),” “Management’s Report,” and the Report of Independent Registered Public Accounting Firm, in the 2004 Annual Report are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In response to this Item, the information under “Statements Concerning Audit Services and Fees” in the Proxy Statement is incorporated herein by reference.

Item 9A.	CONTROLS AND PROCEDURES

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, which was conducted as of the end of the period covered by this report on Form 10-K, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures are effective.

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer’s and Chief Financial Officer’s most recent evaluation.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In response to this Item, and in accordance with general Instruction G(3) of Form 10-K, (1) the information under “Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference, (2) the information concerning the executive officers of the Registrant is included in Part I of this report under the caption “Executive Officers of the Registrant,” (3) the information concerning the Audit Committee, including the members of the committee, and our Audit Committee financial expert is incorporated by reference from the discussion under the heading “Audit Committee” within the “Board and Committee Meetings” in the Proxy Statement, and (4) the information concerning the Code of Business Conduct and Ethics governing our Chief Executive Officer, Chief Financial Officer, Controller, and Treasurer can be found on our Web site at www.americanwoodmark.com and is incorporated by reference under the heading “Corporate Governance” in the Proxy Statement.

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

Equity Compensation Plans

The following table summarizes our equity compensation plans as of April 30, 2004:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	810,702	$40.77	338,552

Equity compensation plans not approved by security holders*	—	—	—

Total	810,702	$40.77	338,552

*	The Company does not have equity compensation plans that have not been approved by the security holders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In response to this Item, and in accordance with general Instruction G(3) of Form 10-K, the information under “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In response to this Item, and in accordance with general Instruction G(3) of Form 10-K, the information under “Statements Concerning Audit Services and Fees” in the Proxy Statement, with respect to principal accountant fees and services, is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

The following financial statements of American Woodmark Corporation are incorporated in this Form 10-K by reference in Item 8:

Consolidated Balance Sheets as of April 30, 2004 and 2003

Consolidated Statements of Income and Retained Earnings - for each year of the three-year period ended April 30, 2004

Consolidated Statements of Comprehensive Income - for each year of the three-year period ended April 30, 2004

Consolidated Statements of Cash Flows - for each year of the three-year period ended April 30, 2004

Notes to Consolidated Financial Statements

Management’s Report

Report of Independent Registered Public Accounting Firm

(a) 2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this Form 10-K:

Schedule II – Valuation of Qualifying Accounts for each year of the three-year period ended April 30, 2004

Schedules other than the one listed above are omitted either because they are not required or are inapplicable.

(a) 3. Exhibits

Exhibit No.		Description
3.1	-	Articles of Incorporation as amended effective August 12, 1987 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 0-14798) for quarter ended January 31, 2003).

3.2	(a) -	Bylaws (Filed Herewith).

3.2	(b) -	Amendment to Bylaws on June 22, 1994 (Filed Herewith).

3.2	(c) -	Amendment to Bylaws on June 17, 1999 (Filed Herewith).

3.2	(d) -	Bylaws of the Registrant as amended on November 28, 2001 (Filed Herewith).

3.2	(e) -	Amendment to Bylaws on May 22, 2003 (Filed Herewith).

3.2	(f) -	Amendment to Bylaws on August 28, 2003 (Filed Herewith).

4.1	-	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1, 3.2(a), 3.2(b), 3.2(c), and 3.2(d) hereto).

4.2	-	Amended and Restated Stockholders’ Agreement. Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments that define the rights of holders of the Registrant’s long-term debt securities, where the long-term debt securities authorized under each such instrument do not exceed 10% of the Registrant’s total assets, have been omitted and will be furnished to the Securities and Exchange Commission upon request (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-1 (Commission File No. 33-6245) for year ended April 30, 1986).

10.1	(j) -	Loan agreement dated January 31, 2001 By and Between American Woodmark Corporation and the West Virginia Economic Development Authority (incorporated by reference to Exhibit A to the Registrant’s Form 10-Q (Commission File No. 0-14798) for quarter ended January 31, 2001).

10.1	(k) -	$35,000,000 Financing Agreement and $10,000,000 Term Loan Facility Between the Company and Bank of America, N.A. as of May 31, 2001 (incorporated by reference to Exhibit 10.1(k) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.1	(l) -	Amendment to $35,000,000 Financing Agreement and $10,000,000 Term Loan Facility Between the Company and Bank of America, N.A. as of May 28, 2003 (incorporated by reference to Exhibit 10.1(l) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2003).

10.6	(a) -	Lease, dated November 1, 1984, between the Company and Amwood Associates (incorporated by reference to Exhibit 10.6(a) to the Registrant’s Form S-1 (Commission File No. 33-6245) for year ended April 30, 1986).

10.6	(c) -	Lease, dated December 15, 2000, between the Company and the Industrial Development Board of The City of Humboldt, Tennessee (incorporated by reference to Exhibit 10.6(d) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.7	(d) -	1996 Stock Option Plan (incorporated by reference to Exhibit 28 to the Registrant’s Form S-8 (Commission File No. 33-12623) dated September 25, 1996).

10.7	(e) -	1999 Stock Option Plan (incorporated by reference to Appendix B, to the Registrant’s Form DEF-14A (Commission File No. 01-14798) for year ended April 30, 1999).

10.7	(f) -	2000 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.7(f) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.7	(g) -	Shareholder Value Plan for Employees (incorporated by reference to Exhibit 10.7(g) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.7	(h) -	Shareholder Value Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.7(h) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.8	(a) -	2001 Annual Incentive Plan for Chairman and President/CEO (incorporated by reference to Exhibit 10.8(a) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.8	(b) -	2001 Annual Incentive Plan for Senior Vice Presidents (incorporated by reference to Exhibit 10.8(b) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.8	(c) -	Management Contract - Employment Agreement for Mr. James Jake Gosa, President and Chief Executive Officer (incorporated by reference to Exhibit 10.8(c) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2002).

10.8	(d) -	Management Contract - Employment Agreement for Mr. Kent B. Guichard, Senior Vice President, Finance and Chief Financial Officer (incorporated by reference to Exhibit 10.8(d) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2002).

10.8	(e) -	Management Contract - Employment Agreement for Mr. Ian J. Sole, Senior Vice President, Sales and Marketing (incorporated by reference to Exhibit 10.8(e) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2002).

10.8	(f) -	Management Contract - Employment Agreement for Mr. David L. Blount, Senior Vice President, Manufacturing (incorporated by reference to Exhibit 10.8(f) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2002).

10.8	(g) -	Management Contract - Employment Agreement for Mr. Kent B. Guichard, Executive Vice President (Filed Herewith).

10.9	-	ISDA Master Agreement between NationsBank, N.A. and American Woodmark Corporation dated as of May 29, 1998 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1998).

10.10	(a) -	Loan Agreement between the Company and the West Virginia Economic Development Authority as of November 20, 1998 Relating to equipment financing (incorporated by reference to Exhibit 10.10(a) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10	(b) -	Promissory Note between the Company and the West Virginia Economic Development Authority dated as of November 20, 1998 (incorporated by reference to Exhibit 10.10(b) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10	(c) -	Security Agreement between the Company and the West Virginia Economic Development Authority dated as of November 20, 1998 (incorporated by reference to Exhibit 10.10(c) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10	(d) -	Amendment of Deed of Lease between the Company and the West Virginia Economic Development Authority dated as of November 20, 1998 (incorporated by reference to Exhibit 10.10(d) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10	(e) -	Promissory Note between the Company and the Wayne County EZ Industrial Development Authority of Kentucky dated as of July 22, 1998 (incorporated by reference to Exhibit 10.10(e) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10	(f) -	Promissory Note between the Company and Amende Cabinet Corporation, a wholly owned subsidiary of the Company, dated as of July 30, 1998 (incorporated by reference to Exhibit 10.10(f) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10	(j) -	Loan Agreement between Perry, Harlan, Leslie, Brethitt Regional Industrial Authority, Inc. as of November 13, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14798) for quarter ended January 31, 2003).

10.10	(k) -	Loan Agreement between the Company and Amende Cabinet Corporation, a wholly owned subsidiary of the Company, dated December 31, 2001 (incorporated by reference to Exhibit 10.8(k) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2002).

13	-	2004 Annual Report to Shareholders (Filed Herewith).

16	-	Letter on change in Certifying Accountant (Filed Herewith).

21	-	Subsidiaries of the Company (Filed Herewith).

23	-	Consent of Independent Registered Public Accounting Firm (Filed Herewith).

31.1	-	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	-	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1		Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

(b)	Reports on Form 8-K

The Company filed one Form 8-K on February 24, 2004 announcing results for the third quarter ending January 31, 2004 and declaring a quarterly cash dividend to shareholders.

Schedule II - Valuation and Qualifying Accounts

AMERICAN WOODMARK CORPORATION

(In Thousands)

Description(a)	Balance at Beginning Of Period	Additions Charged to Cost and Expenses		Other	Deductions		Balance At End Of Period
Year ended April 30, 2004:

Allowance for doubtful accounts	$726	$500		$—	$(4	)(b)	$1,222

Reserve for cash discounts	$885	$10,894	(c)	$—	$(10,844	)(d)	$935

Reserve for sales returns and allowances	$3,338	$10,699	(c)	$—	$(10,358)		$3,679

Year ended April 30, 2003:

Allowance for doubtful accounts	$799	$32		$—	$(105	)(b)	$726

Reserve for cash discounts	$815	$9,340	(c)	$—	$(9,270	)(d)	$885

Reserve for sales returns and allowances	$3,012	$11,315	(c)	$—	$(10,989)		$3,338

Year ended April 30, 2002:

Allowance for doubtful accounts	$1,350	$44		$—	$(595	)(b)	$799

Reserve for cash discounts	$750	$9,030	(c)	$—	$(8,965	)(d)	$815

Reserve for sales returns and allowances	$2,556	$10,196	(c)	$—	$(9,740)		$3,012

(a)	All reserves relate to accounts receivable.
(b)	Principally write-offs, net of collections.
(c)	Reduction of gross sales.
(d)	Cash discounts granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Woodmark Corporation
(Registrant)

July 14, 2004	/s/ JAMES J. GOSA
James J. Gosa
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 14, 2004	/s/ JAMES J. GOSA
James J. Gosa
President and Chief Executive Officer
(Principal Executive Officer)
Director

July 14, 2004	/s/ KENT B. GUICHARD
Kent B. Guichard
Executive Vice President
(Principal Financial Officer)
Director

July 14, 2004	/s/ DENNIS M. NOLAN, JR.
Dennis M. Nolan, Jr.
Corporate Controller
(Principal Accounting Officer)

July 14, 2004	/s/ WILLIAM F. BRANDT, JR.
William F. Brandt, Jr.
Chairman of the Board

July 14, 2004	/s/ DANIEL T. CARROLL
Daniel T. Carroll
Director

July 14, 2004	/s/ MARTHA M. DALLY
Martha M. Dally
Director

July 14, 2004	/s/ KENT J. HUSSEY
Kent J. Hussey
Director

July 14, 2004	/s/ JAMES G. DAVIS
James G. Davis
Director

July 14, 2004	/s/ G. THOMAS MCKANE
G. Thomas McKane
Director

July 14, 2004	/s/ NEIL P. DEFEO
Neil P. DeFeo
Director