Form 10-Q
period 2004-07-31
AMERICAN WOODMARK CORP
filed 2004-09-09
CIK 794619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	16,444,562 shares outstanding
Class	as of September 8, 2004

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.

AMERICAN WOODMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 31, 2004 (Unaudited)	April 30, 2004 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$44,198	$29,432
Customer receivables	44,262	48,286
Inventories	53,311	54,921
Prepaid expenses and other	1,705	1,515
Deferred income taxes	5,488	10,504

Total Current Assets	148,964	144,658
Property, Plant, and Equipment – Net	156,099	143,136
Promotional displays	18,093	17,112
Other Assets	1,254	1,181
Intangible Pension Assets	964	964

	$325,374	$307,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$30,825	$29,145
Accrued compensation and related expenses	28,791	32,391
Current maturities of long-term debt	989	988
Accrued marketing expenses	8,553	5,875
Other accrued expenses	7,456	6,921

Total Current Liabilities	76,614	75,320

Long-Term Debt, less current maturities	27,663	18,028
Deferred Income Taxes	10,965	11,402
Long-Term Pension Liabilities	8,155	8,155
Other Long-Term Liabilities	881	1,001

Stockholders’ Equity
Preferred Stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common Stock, no par value; 40,000,000 shares authorized; issued and outstanding 16,416,766 shares at July 31, 2004; 16,459,886 shares at April 30, 2004	43,965	43,435
Retained earnings	164,347	156,993
Accumulated Other Comprehensive Income
Minimum pension liability	(6,921)	(6,921)
Unrealized loss on derivative contracts	(295)	(362)

Total Stockholders’ Equity	201,096	193,145

	$325,374	$307,051

See accompanying condensed notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

(Unaudited)

	Quarter Ended July 31
	2004	2003
Net sales	$187,534	$154,932
Cost of sales and distribution	148,664	121,099

Gross Profit	38,870	33,833
Selling and marketing expenses	16,126	15,383
General and administrative expenses	6,886	5,944

Operating Income	15,858	12,506
Interest expense	9	255
Other income	(55)	(27)

Income Before Income Taxes	15,904	12,278
Provision for income taxes	6,203	4,825

Net Income	$9,701	$7,453

Earnings Per Share
Weighted average shares outstanding
Basic	16,450,774	16,168,204
Diluted	16,779,794	16,596,810
Net income per share
Basic	$0.59	$0.46
Diluted	$0.58	$0.45

Cash dividends per share	$0.025	$0.025

See accompanying condensed notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Quarter Ended July 31
	2004	2003
Operating Activities
Net income	$9,701	$7,453
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	7,124	6,892
Net loss on disposal of property, plant, and equipment	71	5
Deferred income taxes	4,578	937
Other non-cash items	381	(309)
Changes in operating assets and liabilities:
Customer receivables	3,675	(7,081)
Inventories	1,578	(2,648)
Prepaid expenses	(222)	3,453
Other assets	(3,972)	(4,467)
Accounts payable	1,680	257
Accrued compensation and related expenses	(3,600)	(2,192)
Income taxes payable	—	553
Other accrued expenses	3,192	3,930
Other	82	(200)

Net Cash Provided by Operating Activities	24,268	6,583

Investing Activities
Payments to acquire property, plant, and equipment	(17,444)	(2,750)
Proceeds from sales of property, plant, and equipment	205	—

Net Cash Used by Investing Activities	(17,239)	(2,750)

Financing Activities
Payments of long-term debt	(2,664)	(28)
Proceeds from long–term borrowings	12,300	—
Proceeds from the issuance of Common Stock	646	202
Repurchase of Common Stock	(2,133)	—
Payment of dividends	(412)	(404)

Net Cash Provided (Used) by Financing Activities	7,737	(230)
Increase In Cash And Cash Equivalents	14,766	3,603
Cash And Cash Equivalents, Beginning of Period	29,432	15,512

Cash And Cash Equivalents, End of Period	$44,198	$19,115

See accompanying condensed notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ended April 30, 2005. The unaudited financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2004.

All share and per share information has been restated to reflect the two–for–one stock split declared by the Company’s Board of Directors (see Note L).

NOTE B—NEW ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements were applicable for the quarter.

NOTE C—COMPREHENSIVE INCOME

The Company’s comprehensive income was $9.8 and $7.5 million for the quarters ended July 31, 2004 and July 31, 2003, respectively. Comprehensive income differs from net income for the quarters ended July 2004 and 2003 due to a change in the accumulated unrealized loss on the Company’s interest rate swap agreements.

NOTE D—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended July 31
	2004	2003
Numerator:
Net income used for both basic and dilutive earnings per share (in thousands)	$9,701	$7,453
Denominator:
Denominator for basic earnings per share-weighted average shares	16,450,774	16,168,204
Effect of dilutive securities:
Stock options	329,020	428,606

Denominator for diluted earnings per share-weighted average shares and assumed conversions	16,779,794	16,596,810

Net income per share
Basic	$0.59	$0.46
Diluted	$0.58	$0.45

NOTE E—STOCK–BASED COMPENSATION

The Company applies Accounting Principles Board Opinion No. 25 in accounting for stock options and discloses the pro forma effects on net income based on the fair value of options granted as permitted by Statement of Financial Accounting Standards No. 123 and No. 148. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the common stock on the date of grant.

The following table summarizes the pro forma effects on net income assuming compensation cost for such awards had been recorded based upon the estimated fair value on the date of the grant (in thousands, except per share data):

	Quarter Ended July 31
	2004	2003
Net income	$9,701	$7,453
Stock-based employee compensation expense	(619)	(572)

Pro forma net income	$9,082	$6,881

Pro forma net income per share
Basic	$0.55	$0.43
Diluted	$0.54	$0.41

To determine these amounts, the fair value of each stock option has been estimated on the date of the grant using a Black-Scholes option-pricing model. Significant assumptions used in this model include a dividend yield of 0.8% and the following:

	July 31 2004	July 31 2003
Expected volatility	0.506	0.512
Risk-free interest rates	4.10%	2.40%
Expected life in years	6.0	6.0
Weighted-average fair value per share	$13.20	$11.40

NOTE F—CUSTOMER RECEIVABLES

The components of customer receivables were:

(in thousands)	July 31 2004	April 30 2004
Gross customer receivables	$50,328	$54,122
Less:
Allowance for doubtful accounts	(1,103)	(1,222)
Allowance for returns and discounts	(4,963)	(4,614)

Net customer receivables	$44,262	$48,286

NOTE G—INVENTORIES

The components of inventories were:

(in thousands)	July 31 2004	April 30 2004
Raw materials	$17,916	$19,569
Work-in-process	35,962	37,045
Finished goods	11,012	9,653

Total FIFO inventories	$64,890	$66,267
Reserve to adjust inventories to LIFO value	(11,579)	(11,346)

Total LIFO inventories	$53,311	$54,921

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Since these items are subject to many forces beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.

NOTE H—PRODUCT WARRANTY

The Company estimates outstanding warranty costs based on the historical relationship between warranty claims and revenues. The warranty accrual is reviewed monthly to verify that it properly reflects the remaining obligation based on the anticipated expenditures over the life of the obligation period. Adjustments are made when actual warranty claim experience differs from estimates. Warranty claims are generally made within three months of the original shipment date.

The following is a reconciliation of the Company’s warranty liability:

	Quarter Ended July 31
(in thousands)	2004	2003
Beginning balance at May 1	$3,322	$3,133
Accrual	5,387	3,798
Settlements	(5,120)	(3,506)

Ending balance at July 31	$3,589	$3,425

NOTE I—CASH FLOW

Supplemental disclosures of cash flow information:

	Quarter Ended July 31
(in thousands)	2004	2003
Cash paid during the period for:
Interest	$242	$549
Income taxes	$327	$187

NOTE J—PENSION BENEFITS

Net periodic pension cost consisted of the following for the three months ended July 31, 2004 and 2003.

	Quarter Ended July 31
(in thousands)	2004	2003
Service cost	$992	$807
Interest cost	894	734
Expected return on plan assets	(672)	(547)
Amortization of net loss	306	324
Amortization of prior service cost	29	27

Net periodic pension cost	$1,549	$1,345

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended April 30, 2004, that it expected to contribute $8.1 million to its pension plan in fiscal 2005. As of July 31, 2004, $0.5 million of contributions have been made. The Company presently anticipates contributing an additional $7.6 million to fund its pension plan in fiscal 2005 for a total of $8.1 million.

NOTE K—OTHER INFORMATION

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

NOTE L—SUBSEQUENT EVENTS

On August 26, 2004, the Board of Directors of American Woodmark Corporation declared a two-for-one stock split of the Company’s common stock to be distributed in the form of a stock dividend payable on September 24, 2004, to shareholders of record on September 10, 2004. Additionally, the Board of Directors approved a pre-stock split cash dividend of $0.06 per share for shareholders of record on September 10, 2004. On a post-stock split basis, the cash dividend equates to $0.03 per share.

In addition, the Board of Directors authorized an additional $10 million to repurchase common stock. This Board authorization is for the repurchase of company stock from time-to-time when in the opinion of management, the market price presents an attractive return on investment for the shareholders.

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements, both of which are included in Item 1 of this report. The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2004.

Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “plan,” “may” or other similar words. Forward-looking statements, contained in this Management’s Discussion and Analysis are based on current expectations. However, we participate in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings. These include (1) overall industry demand at reduced levels, (2) economic weakness in a specific channel of distribution, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, (5) a dramatic increase in the cost of diesel fuel and/or transportation related services, (6) the need to respond to price or product initiatives launched by a competitor, and (7) sales growth at a rate that outpaces the Company’s ability to install new capacity. While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a materially adverse impact on operating results.

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent distributors. The Company presently operates fourteen manufacturing facilities and ten service centers across the country.

During the first quarter of fiscal 2005, the Company experienced a higher than anticipated growth rate in net sales driven by strong activity in both the new construction and remodeling markets. New construction markets serviced by the Company were strong due to favorable mortgage rates and improved consumer confidence. Demand for the Company’s products in the remodeling market was strong, as home improvement activity remained high. Gross profit for the quarter of 20.7% was improved from 19.6% in the most recent quarter but has not returned to target levels of 23% to 25%. Material cost pressures were partially offset by a favorable shift in product mix, improved labor efficiencies, and leverage gained on higher volume in freight and overhead costs.

Net income for the quarter was $9.7 million compared to $7.5 million during the first fiscal quarter of 2004.

On August 26, 2004, the Board of Directors of American Woodmark Corporation declared a two-for-one stock split of the Company’s common stock to be distributed in the form of a stock dividend payable on September 24, 2004, to shareholders of record on September 10, 2004. All share and per share information has been restated to reflect the two-for-one stock split.

Results of Operations

	Quarter Ended July 31
(in thousands)	2004	2003	Percent Change
Net Sales	$187,534	$154,932	21.0%
Gross Profit	38,870	33,833	14.9
Selling & Marketing Expenses	16,126	15,383	4.8
General & Administrative Expenses	6,886	5,944	15.8
Interest Expense	9	255	(96.5)

Sales.  Net sales for the quarter increased 21% to $187.5 million from $154.9 million in the first quarter of fiscal 2004 as a result of unit growth in both the remodeling and new home construction markets. Unit volume for the first quarter increased 15% due to the combination of general market growth and an increase in market share driven by new products. The average revenue per unit increased 5.5% for the first quarter of fiscal 2005 compared to the same period in the prior year, primarily as a result of shifts in product mix.

Gross Profit.  Gross profit of 20.7% was down from 21.8% the same period in the prior year as higher material costs were only partially offset by lower labor costs. Material costs increased due to price increases experienced in certain species of hardwood lumber, particleboard, and plywood. Lower labor costs were the result of increased productivity, at both established and new facilities. Freight costs as a percent of sales decreased as a result of favorable leverage on increased volume and improved efficiency in the Company’s network of third party carriers. Overhead costs were flat as a percentage of sales as favorable leverage on increased volume was offset by higher depreciation and other start-up costs associated with the Company’s expansion of capacity.

Selling and Marketing Expenses.  Selling and marketing expenses were $16.1 million or 8.6% of sales for the first quarter of fiscal 2005 compared to $15.4 million or 9.9% in the same period of fiscal 2004. The decrease as a percent of sales is attributable to continued cost containment efforts and leverage gained on higher sales.

General and Administrative Expenses.  General and administrative expenses were $6.9 million or 3.7% of sales for the first quarter of fiscal 2005 compared to $5.9 million or 3.8% in the same period of fiscal 2004. Increases in expenses for certain pay-for-performance employee incentive programs were offset by leverage gained on higher sales.

Interest Expense.  Interest expense for the first quarter of fiscal 2005 was $9,000 compared to $255,000 in the same period of fiscal 2004. The decrease between periods is attributable to capitalized interest on long-term capital projects.

Effective Income Tax Rates.  The Company’s combined federal and state effective income tax rate for the first quarter of fiscal 2005 was 39.0% compared to 39.3% in the same period of fiscal 2004. The decrease in the effective tax rate was the result of Federal jobs tax credits and state investment tax credits received in association with the start-up of new facilities.

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended July 31, 2004 and 2003, by classifying transactions into three major categories: operating, investing, and financing activities.

Operating Activities

The Company’s main source of liquidity is cash generated from operating activities consisting of net earnings adjusted for non-cash operating items, primarily depreciation and amortization, and changes in operating assets and liabilities such as receivables, inventories, and payables.

Cash provided by operating activities in the first three months of fiscal 2005 was $24.3 million compared to $6.6 million in fiscal 2004. The improvement versus last year was attributable to an increase in net income combined with decreases in customer receivables, inventories, and deferred income taxes and increases in accounts payable. Changes in cash flow from customer receivables and accounts payable were due to increased sales activity and timing of cash payments and receipts. Inventory balances decreased due to reduced inventory levels of certain raw materials as a result of shifts in product mix and improved efficiencies. Deferred income taxes decreased due to a reduction in stock option exercises from the previous quarter.

Investing Activities

The Company’s primary investing activities are property additions. Net property, plant, and equipment additions for the first three months of fiscal 2005 were $17.4 million compared to $2.8 million in the first quarter of fiscal 2004. These expenditures were primarily for construction of a new component facility in Hardy County, West Virginia, equipment deposits for expanded capacity, and other equipment and tooling related to cost savings projects. The Company has announced plans to construct a new assembly facility in Allegany County, Maryland. This facility is currently under construction with initial production scheduled for January 2005. The Company expects to invest approximately $35 to $40 million in capital spending during the remainder of fiscal 2005.

Financing Activities

Net borrowings increased $10 million from year-end as the Company closed on a $10 million, low interest loan from the West Virginia Economic Development Authority. The loan bears a fixed 2% interest rate, requires monthly interest payments for 24 months and monthly principal and interest payments for the remainder of the term, with loan termination on July 30, 2024. Due to timing, the Company was required to make a one day borrowing of funds from its term credit facility of $2.3 million during the quarter.

Cash dividends paid to shareholders were $412 thousand and $404 thousand for the first quarter of 2005 and 2004, respectively.

Under the Company’s stock repurchase plan approved by the Board of Directors in August 2002, the Company repurchased $2.1 million of stock during the first quarter of fiscal 2005. This authorization in August 2002 was for the repurchase of up to $10 million of company stock from time to time, when in the opinion of management, the market price presents an attractive return on investment for the shareholders. At July 31, 2004, approximately $2.1 million remains authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock under this authorization. On August 26, 2004, the Board of Directors authorized an additional $10 million to repurchase common stock. See Part II, Item 2 for a table summarizing stock repurchases in the quarter, and the approximate dollar value of shares that may be repurchased under the program.

FINANCIAL CONDITION AND LIQUIDITY

Cash flow from operations combined with accumulated cash on hand and available borrowing capacity is expected to be sufficient to meet forecasted working capital requirements, service existing debt obligations, and fund capital expenditures for the remainder of fiscal 2005 and fiscal 2006. As of July 31, 2004, the Company had $35 million available under existing credit facilities.

The timing of the Company’s contractual obligations as summarized in the Annual Report on Form 10-K for fiscal year 2004 remains consistent with the exception of a $10 million, low interest loan as outlined in “Financing Activities” above.

Dividends Declared

On August 26, 2004, the Board of Directors approved a $.03 per share cash dividend on its Common Stock. The cash dividend will be paid on September 24, 2004, to shareholders of record on September 10, 2004.

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

Item 3.	Quantitative and Qualitative Disclosures of Market Risk

As of July 31, 2004, the Company had no instruments which were sensitive to changes in the market. All borrowings of the Company after consideration of the interest rate swap carry a fixed interest rate between 2% and 6%. See additional disclosures in the Company’s Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Senior management, including the Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the business. The Company does not have any litigation that does not constitute ordinary, routine litigation to its business.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes repurchases of common stock in the quarter ended July 31, 2004:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs
May 1 - 31, 2004	—	$—	—	$4,204,227
June 1 - 30, 2004	22,000	$28.239	22,000	$3,582,982
July 1 - 31, 2004	51,600	$29.300	51,600	$2,071,114

Quarter ended July 31, 2004	73,600	$28.983	73,600	$2,071,114

On August 26, 2004, the Company’s Board of Directors authorized an additional $10 million to repurchase common stock.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of American Woodmark Corporation held on August 26, 2004, the holders of 13,334,776 of the total 16,457,220 shares of Common Stock outstanding and eligible to vote duly executed and delivered valid proxies. The shareholders approved the three items outlined within the Company’s Proxy Statement that was solicited to shareholders and reported to the Commission pursuant to Regulation 14A under the Act.

The following items were approved at the Company’s Annual Meeting:

		Negative/
	Affirmative	Withheld	Abstentions/
	Votes	Votes	Non-Votes
1. Election of the Board of Directors.
William F. Brandt, Jr.	12,711,296	623,480	—
Daniel T. Carroll	12,678,886	655,890	—
Martha M. Dally	12,690,216	644,560	—
James G. Davis	12,690,072	644,704	—
Neil P. DeFeo	10,389,590	2,945,186	—
James J. Gosa	12,711,032	623,744	—
Kent B. Guichard	12,710,932	623,844	—
Kent J. Hussey	12,990,486	344,290	—
G. Thomas McKane	12,990,402	344,374	—
2. Ratification of Selection of Independent
Registered Public Accountanting Firm	13,146,640	187,212	922
3. Consideration and vote upon the Company’s
2004 Stock Incentive Plan for Employees	7,347,748	4,952,306	2,286

As the members of the Board of Directors were elected individually, the aforementioned tallies pertaining to re-election represent a range of affirmative and negative votes. All of the directors of the Board stood for re-election. There were no other directors whose term of office continued after the meeting.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

3.1	Articles of Incorporation as amended on August 31, 2004. Filed Herewith.

3.2(a)	Bylaws (Incorporated by reference to Exhibit 3.2(a) to the Company’s Annual Report on Form 10-K filed on July 14, 2004; Commission File No. 0-14798).

10.10(l)	Lease agreement between the Company and the West Virginia Economic Development Authority dated as of June 30, 2004. Filed Herewith.

10.10(m)	Lease agreement between the Company and the West Virginia Economic Development Authority dated as of July 30, 2004. Filed Herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed Herewith.

31.2	Certification of the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed Herewith.

32.1	Certification of the Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

(b)	Reports on Form 8-K.

The Company filed one report on Form 8-K on May 3, 2004 reporting under item 5 announcing key organizational changes.

The Company filed one report on Form 8-K on May 21, 2004 reporting under item 5 declaring quarterly cash dividends to shareholders.

The Company filed one report on Form 8-K on May 21, 2004 reporting under item 4 dismissing Ernst & Young LLP as its independent auditors.

The Company filed one report on Form 8-K on June 9, 2004 reporting under items 5 and 7 announcing results for the fourth quarter and full fiscal year ended April 30, 2004.

The Company filed one report on Form 8-K on July 14, 2004 reporting under item 4 announcing Ernst & Young LLP dismissal effective July 14, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION (Registrant)

/s/ Dennis M. Nolan, Jr.	/s/ James J. Gosa
Dennis M. Nolan, Jr. Corporate Controller	James J. Gosa Chairman and Chief Executive Officer

Date: September 9, 2004 Signing on behalf of the registrant and as principal accounting officer	Date: September 9, 2004 Signing on behalf of the registrant and as principal executive officer