Form 10-Q
period 2004-10-31
AMERICAN WOODMARK CORP
filed 2004-12-08
CIK 794619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	16,468,189 shares outstanding
Class	as of December 6, 2004

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.

AMERICAN WOODMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	October 31, 2004 (Unaudited)	April 30, 2004 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$38,952	$29,432
Customer receivables, net	44,006	48,286
Inventories	57,460	54,921
Prepaid expenses and other	7,270	1,515
Deferred income taxes	5,911	10,504

Total Current Assets	153,599	144,658
Property, Plant, and Equipment – Net	173,527	143,136
Promotional Displays	18,694	17,112
Other Assets	1,201	1,181
Intangible Pension Assets	964	964

	$347,985	$307,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$36,992	$29,145
Accrued compensation and related expenses	33,302	32,391
Current maturities of long-term debt	1,009	988
Accrued marketing expenses	8,619	5,875
Other accrued expenses	7,978	6,921

Total Current Liabilities	87,900	75,320

Long-Term Debt, less current maturities	27,613	18,028
Deferred Income Taxes	13,349	11,402
Long-Term Pension Liabilities	8,155	8,155
Other Long-Term Liabilities	838	1,001

Stockholders’ Equity
Preferred Stock, $1.00 par value; 2,000,000 shares authorized, none issued
Common Stock, no par value; 40,000,000 shares authorized; issued and outstanding 16,456,050 shares at October 31, 2004; 16,459,886 shares at April 30, 2004	47,973	43,435
Retained earnings	169,352	156,993
Accumulated Other Comprehensive Income
Minimum pension liability	(6,921)	(6,921)
Unrealized loss on derivative contracts	(274)	(362)

Total Stockholders’ Equity	210,130	193,145

	$347,985	$307,051

See accompanying condensed notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

(Unaudited)

	Three Months Ended October 31		Six Months Ended October 31
	2004	2003	2004	2003
Net sales	$199,149	$169,395	$386,683	$324,327
Cost of sales and distribution	156,479	134,861	305,143	255,960

Gross Profit	42,670	34,534	81,540	68,367

Selling and marketing expenses	16,405	15,057	32,531	30,439
General and administrative expenses	7,623	5,818	14,509	11,763

Operating Income	18,642	13,659	34,500	26,165

Interest expense	125	230	134	485
Other income	(97)	(124)	(152)	(151)

Income Before Income Taxes	18,614	13,553	34,518	25,831

Provision for income taxes	7,259	5,326	13,462	10,152

Net Income	$11,355	$8,227	$21,056	$15,679

Earnings Per Share

Weighted average shares outstanding
Basic	16,461,839	16,176,308	16,456,306	16,172,256
Diluted	16,918,556	16,602,572	16,849,175	16,599,690

Net income per share
Basic	$0.69	$0.51	$1.28	$0.97
Diluted	$0.67	$0.50	$1.25	$0.94

Cash dividends per share	$0.03	$0.025	$0.055	$0.05

See accompanying condensed notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended October 31
	2004	2003
Operating Activities
Net income	$21,056	$15,679
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	14,974	13,826
Net loss on disposal of property, plant, and equipment	72	13
Deferred income taxes	6,540	749
Other non-cash items	478	(1)
Changes in operating assets and liabilities:
Customer receivables	3,836	(8,498)
Inventories	(2,586)	(2,703)
Prepaid expenses	(1,028)	2,659
Prepaid income taxes	(4,184)	(1,073)
Other assets	(7,725)	(9,954)
Accounts payable	7,847	3,884
Accrued compensation and related expenses	911	857
Other accrued expenses	3,197	2,372
Other	1,444	98

Net Cash Provided by Operating Activities	44,832	17,908

Investing Activities
Payments to acquire property, plant, and equipment	(39,519)	(7,764)
Proceeds from sales of property, plant, and equipment	206	—

Net Cash Used by Investing Activities	(39,313)	(7,764)

Financing Activities
Payments of long-term debt	(2,694)	(374)
Proceeds from long-term borrowings	12,300	—
Proceeds from the issuance of Common Stock	913	1,054
Repurchase of Common Stock	(5,610)	(2,228)
Payment of dividends	(908)	(809)

Net Cash Provided (Used) by Financing Activities	4,001	(2,357)

Increase In Cash And Cash Equivalents	9,520	7,787

Cash And Cash Equivalents, Beginning of Period	29,432	15,512

Cash And Cash Equivalents, End of Period	$38,952	$23,299

See accompanying condensed notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ended April 30, 2005. The unaudited financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2004.

NOTE B—NEW ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements were applicable for the quarter.

NOTE C—COMPREHENSIVE INCOME

The Company’s comprehensive income was $11.4 million and $21.1 million for the three months and six months ended October 31, 2004, respectively, and $8.3 million and $15.8 million for the three months and six months ended October 31, 2003, respectively. Comprehensive income differs from net income for the quarter and six months ending October 2003 and 2004 due to a change in the accumulated unrealized loss on the Company’s interest rate swap agreements.

NOTE D—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended October 31		Six Months Ended October 31
	2004	2003	2004	2003
Numerator:
Net income used for both basic and dilutive earnings per share (in thousands)	$11,355	$8,227	$21,056	$15,679
Denominator:
Denominator for basic earnings per share-weighted average shares	16,462	16,176	16,456	16,172
Effect of dilutive securities:
Stock Options	457	426	393	428

Denominator for diluted earnings per share-weighted average shares and assumed conversions	16,919	16,602	16,849	16,600

Net income per share
Basic	$0.69	$0.50	$1.28	$0.97
Diluted	$0.67	$0.50	$1.25	$0.94

NOTE E—STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board Opinion No. 25 in accounting for stock options and discloses the pro forma effects on net income based on the fair value of options granted as permitted by Statement of Financial Accounting Standards No. 123. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the market value of the common stock at the date of grant.

The following table summarizes the pro forma effects on net income assuming compensation cost for such awards had been recorded based upon the estimated fair value on the date of the grant (in thousands, except per share data):

	Three Months Ended October 31		Six Months Ended October 31
	2004	2003	2004	2003
Net income	$11,355	$8,227	$21,056	$15,679
Stock-based employee compensation expense, net of income tax effects	(739)	(605)	(1,358)	(1,177)

Pro forma net income	$10,616	$7,622	$19,698	$14,502

Pro forma net income per share
Basic	$0.64	$0.47	$1.20	$0.90
Diluted	$0.63	$0.46	$1.17	$0.87

To determine these amounts, the fair value of each stock option has been estimated on the date of the grant using a Black-Scholes option-pricing model. Significant assumptions used in this model include a dividend yield of 0.8% and the following:

	October 31 2004	October 31 2003
Expected volatility	0.507	0.512
Risk-free interest rates	3.98%	2.40%
Expected life in years	6.0	6.0
Weighted-average fair value per share	$13.71	$11.40

NOTE F—CUSTOMER RECEIVABLES

The components of customer receivables were:

(in thousands)	October 31, 2004	April 30, 2004
Gross customer receivables	$50,046	$54,122
Less:
Allowance for doubtful accounts	(982)	(1,222)
Allowance for returns and discounts	(5,058)	(4,614)

Net customer receivables	$44,006	$48,286

NOTE G—INVENTORIES

The components of inventories were:

(in thousands)	October 31, 2004	April 30, 2004
Raw materials	$19,403	$19,569
Work-in-process	37,509	37,045
Finished goods	12,513	9,653

Total FIFO inventories	$69,425	$66,267
Reserve to adjust inventories to LIFO value	(11,965)	(11,346)

Total LIFO inventories	$57,460	$54,921

An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Since these items are subject to many forces beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.

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

The following is a reconciliation of the Company’s warranty liability:

	Period Ending October 31
(in thousands)	2004	2003
Beginning balance at May 1	$3,322	$3,133
Accrual	11,566	8,138
Settlements	(11,024)	(7,412)

Ending balance at October 31	$3,864	$3,859

NOTE I—CASH FLOW

Supplemental disclosures of cash flow information:

	Six Months Ended October 31
(in thousands)	2004	2003
Cash paid during the period for:
Interest	$461	$490
Income taxes	$9,759	$7,173

NOTE J—PENSION BENEFITS

Net periodic pension cost consisted of the following for the three months and six months ended October 31, 2004 and 2003.

	Quarter Ended October 31		Six Months Ended October 31
(in thousands)	2004	2003	2004	2003
Service cost	$992	$807	$1,984	$1,614
Interest cost	894	734	1,788	1,468
Expected return on plan assets	(672)	(547)	(1,344)	(1,094)
Amortization of net loss	306	324	612	648
Amortization of prior service cost	29	27	58	54

Net periodic pension cost	$1,549	$1,345	$3,098	$2,690

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended April 30, 2004, that it expected to contribute $8.1 million to its pension plan in fiscal 2005. As of October 31, 2004, $2.0 million of contributions have been made. The Company presently anticipates contributing an additional $6.6 million to fund its pension plan in fiscal 2005 for a total of $8.6 million.

NOTE K—OTHER INFORMATION

The Company is involved in various suits and claims in the normal course of business. Included therein are claims against the Company pending before the Equal Employment Opportunity Commission. Although management believes that such claims are without merit and intends to vigorously contest them, the ultimate outcome of these matters cannot be determined at this time. In the opinion of management, after consultation with counsel, the ultimate liabilities and losses, if any, that may result from suits and claims involving the Company will not have a material adverse effect on the Company’s results of operations, financial position, and liquidity.

NOTE L—STOCK SPLIT

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

Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “plan,” “may” or other similar words. Forward-looking statements contained in this Management’s Discussion and Analysis are based on current expectations. However, we participate in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings. These include (1) overall industry demand at reduced levels, (2) economic weakness in a specific channel of distribution, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, (5) a dramatic increase to the cost of diesel fuel and/or transportation-related services, (6) the need to respond to price or product initiatives launched by a competitor, and (7) sales growth at a rate that outpaces the Company’s ability to install new capacity. While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a materially adverse impact on operating results.

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent distributors. At October 31, 2004, the Company operated fourteen manufacturing facilities and ten service centers across the country.

During the second quarter of fiscal 2005, the Company experienced growth in net sales driven by strong activity in both the new construction and remodeling markets. New construction markets serviced by the Company were strong due to favorable mortgage rates. Demand for the Company’s products in the remodeling market was strong, as existing home sales and home improvement activity remained high. Gross profit for the quarter of 21.4% was improved from 20.7% in the most recent quarter and 20.4% in the second quarter of fiscal 2004. Gross profit improvement was driven by a favorable product mix and increased labor efficiencies which were partially offset by higher freight costs.

Net income for the quarter was $11.4 million compared to $8.2 million during the second quarter of fiscal 2004.

On August 26, 2004, the Board of Directors of American Woodmark Corporation declared a two-for-one stock split of the Company’s common stock to be distributed in the form of a stock dividend payable on September 24, 2004, to shareholders of record on September 10, 2004. All share and per share information has been restated to reflect the two-for-one stock split.

Results of Operations

(in thousands)	Three Months Ended October 31			Six Months Ended October 31
	2004	2003	Percent Change	2004	2003	Percent Change
Net Sales	$199,149	$169,395	17.6%	$386,683	$324,327	19.2%
Gross Profit	42,670	34,534	23.6%	81,540	68,367	19.3%
Selling and Marketing Expenses	16,405	15,057	9.0%	32,531	30,439	6.9%
General and Administrative Expenses	7,623	5,818	31.0%	14,509	11,763	23.3%
Interest Expense	125	230	(45.7%)	134	485	(72.4%)

Sales.  Net sales were $199.1 million for the second quarter of fiscal 2005, an increase of 17.6% over the second quarter of fiscal 2004. For the first six months of fiscal 2005, net sales were $386.7 million, an increase of 19.2% over the same period in fiscal 2004. Higher sales for both the quarter and six-month periods were the result of continued growth in both the remodeling and new home construction markets. Overall unit volume for the quarter and the six-month period ending October 31, 2004, increased 10.9% and 12.7%, respectively, due to the combination of general market growth and an increase in market share driven by new products. The average revenue per unit increased 6.0% for the second quarter and 5.8% for the six-month period ending October 31, 2004, as a result of shifts in product mix and improved pricing.

Gross Profit.  Gross profit margin for the second quarter of fiscal 2005 was 21.4% compared to 20.4% for the same period of fiscal 2004. For the first six months of fiscal 2005, gross margin was 21.1% or flat with the same period of fiscal 2004. The quarterly increase was due to the combination of shifts in product mix and lower labor costs as a result of increased productivity at both established and new facilities and lower benefit costs. This favorability was partially offset by increased freight costs as a result of rising fuel costs. Material costs as a percent of sales were flat as material usage efficiencies and improved product mix offset price pressures in certain raw materials. Overhead costs as a percent of sales were flat as leverage provided by increased volume was offset by costs associated with new capacity.

Selling and Marketing Expenses.  Selling and marketing expenses for the second quarter of fiscal 2005 were $16.4 million or 8.2% of sales compared to $15.1 million or 8.9% of sales for the same period in fiscal 2004. For the first six months of fiscal 2005, selling and marketing expenses were $32.5 million or 8.4% of sales compared to $30.4 million or 9.4% of sales for the first six months of fiscal 2004. The decrease as a percent of sales in both periods was attributable to continued cost management efforts and favorable leverage on overhead expenses with additional sales volume.

General and Administrative Expenses.  General and administrative expenses for the second quarter of fiscal 2005 were $7.6 million or 3.8% of sales compared to $5.8 million or 3.4% of sales for the same period in fiscal 2004. For the first six months of fiscal 2005, general and administrative expenses were $14.5 million or 3.8% of sales compared to $11.8 million or 3.6% of sales for the same period of fiscal 2004. Increases between periods were primarily the result of increased professional fees, including costs associated with Section 404 compliance of the Sarbanes-Oxley Act of 2002, and higher costs associated with the Company’s pay-for-performance employee incentive plans.

Interest Expense.  Interest expense for the second quarter and first six months of fiscal 2005 was $125 thousand and $134 thousand respectively, compared to $230 thousand and $485 thousand for the second quarter and first six months of fiscal 2004. The decrease between periods is attributable to increased capitalized interest on long-term capital projects.

Effective Income Tax Rates.  The Company’s combined federal and state effective income tax rate for the second quarter and first six months of fiscal 2005 was 39.0% compared to 39.3% in the same periods of fiscal 2004.

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the six months ended October 31, 2004 and 2003, by classifying transactions into three major categories: operating, investing, and financing activities.

Operating Activities

The Company’s main source of liquidity is cash generated from operating activities consisting of net earnings adjusted for non-cash operating items, primarily depreciation and amortization, and changes in operating assets and liabilities such as receivables, inventories, and payables.

Cash provided by operating activities in the first six months of fiscal 2005 was $44.8 million compared to $17.9 million in fiscal 2004. The improvement versus last year was attributable to an increase in net income combined with a decrease in customer receivables and an increase in deferred income tax liabilities. Increases in accounts payable and other accrued expenses were partially offset by increased prepaid income taxes and other prepaid expenses. Changes in cash flow from customer receivables and accounts payable were due to increased sales activity and timing of cash payments and receipts. Deferred income taxes decreased due to the tax treatment associated with stock option exercises.

Investing Activities

The Company’s primary investing activities are property additions. Property, plant, and equipment additions for the first six months of fiscal 2005 were $39.5 million compared to $7.8 million in the same period of fiscal 2004. These expenditures were primarily for construction of a new component facility in Hardy County, West Virginia, a new assembly facility in Allegany County, Maryland, equipment deposits for expanded capacity, and other equipment and tooling related to cost savings projects. The new assembly facility in Maryland is currently under construction with initial production scheduled for January 2005. The Company expects to invest approximately $15 to $20 million in capital spending during the remainder of fiscal 2005.

Financing Activities

Long-term borrowings increased $10 million from year-end as the Company closed on a $10 million, low interest loan from the West Virginia Economic Development Authority. The loan bears a fixed 2% interest rate, requires monthly interest payments for 24 months and monthly principal and interest payments for the remainder of the term, with loan termination on July 30, 2024. Due to timing, the Company was required to make a one day borrowing of funds from its term credit facility of $2.3 million during the first six months of fiscal 2005.

Cash dividends paid to shareholders were $908 thousand and $809 thousand for the first six months of fiscal 2005 and fiscal 2004, respectively.

Under the Company’s stock repurchase plan approved by the Board of Directors in August 2002 and August 2004, the Company repurchased $5.6 million of stock during the first six months of fiscal 2005. Each Board of Directors authorization was for the repurchase of up to $10 million of company stock from time to time, when in the opinion of management, the market price presents an attractive return on investment for the shareholders. At October 31, 2004, approximately $8.6 million remains authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock under this authorization. See Part II, Item 2 for a table summarizing stock repurchases in the quarter, and the approximate dollar value of shares that may be repurchased under the program.

FINANCIAL CONDITION AND LIQUIDITY

Cash flow from operations combined with accumulated cash on hand and available borrowing capacity is expected to be sufficient to meet forecasted working capital requirements, service existing debt obligations, and fund capital expenditures for the remainder of fiscal 2005 and fiscal 2006. As of October 31, 2004, the Company had $35 million available under existing credit facilities.

The timing of the Company’s contractual obligations as summarized in the Annual Report on Form 10-K for fiscal year 2004 remains consistent with the exception of a $10 million, low interest loan as outlined in “Financing Activities” above.

Dividends Declared

On November 15, 2004, the Board of Directors approved a $.03 per share cash dividend on its Common Stock. The cash dividend will be paid on December 10, 2004, to shareholders of record on November 30, 2004.

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

As of October 31, 2004, the Company had no instruments which were sensitive to changes in the market. All borrowings of the Company, after consideration of the interest rate swap, carry a fixed interest rate between 2% and 6%. See additional disclosures in the Company’s Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Senior management, including the Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2004. Based on this evaluation process, the Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the business. The Company does not have any litigation that does not constitute ordinary, routine litigation to its business.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes repurchases of common stock in the quarter ended October 31, 2004:

	Share Repurchases
	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (1)
August 1 - 31, 2004	1,004	$34.282	—	$12,071,114
September 1 - 30, 2004	157,614	$36.123	79,400	$9,124,584
October 1 - 31, 2004	14,300	$37.059	14,300	$8,594,647

Quarter ended October 31, 2004	172,918	$36.188	93,700	$8,594,647

(1)	In August 2002 and August 2004, the Company’s Board of Directors approved plans to repurchase up to $10 million per plan of the Company’s common stock. These plans have no expiration date. In the second quarter of fiscal 2005, the Company repurchased 93,700 shares under the approved plans. At October 31, 2004, $8.6 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.

(2)	The Company repurchased 172,918 shares of its common stock in the second quarter of fiscal 2005. In the second quarter of fiscal 2005, 79,218 of the repurchased shares were the result of common stock being surrendered by employees and directors for the purpose of payment of options exercised and income tax withholdings as permitted by the shareholder approved 1996 and 1999 Employee & Director Stock Option Plans. The dollar value of these repurchase transactions is appropriately reflected in the Company’s retained earnings but has no impact on previously announced repurchase programs outlined in (1) above.

Item 6.	Exhibits

(a)	Exhibits.

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed on September 9, 2004; Commission File No. 0-14798).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2(a) to the Company’s Annual Report on Form 10-K filed on July 14, 2004; Commission File No. 0-14798).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Filed herewith).

31.2	Certification of the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Filed herewith).

32.1	Certification of the Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed Herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION (Registrant)

/s/ Dennis M. Nolan, Jr.	/s/ James J. Gosa
Dennis M. Nolan, Jr. Corporate Controller	James J. Gosa Chairman and Chief Executive Officer

Date: December 8, 2004 Signing on behalf of the registrant and as principal accounting officer	Date: December 8, 2004 Signing on behalf of the registrant and as principal executive officer