Form 10-Q
period 2005-01-31
AMERICAN WOODMARK CORP
filed 2005-03-09
CIK 794619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   January 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	16,504,136 shares outstanding
Class	as of March 7, 2005

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.

AMERICAN WOODMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 31, 2005 (Unaudited)	April 30, 2004 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$27,688	$29,432
Customer receivables, net	39,375	48,286
Inventories	58,884	54,921
Prepaid expenses and other	8,165	1,515
Deferred income taxes	8,333	10,504

Total Current Assets	142,445	144,658
Property, Plant, and Equipment – Net	183,177	143,136
Promotional Displays	18,588	17,112
Other Assets	1,254	1,181
Intangible Pension Assets	964	964

	$346,428	$307,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$30,695	$29,145
Accrued compensation and related expenses	26,794	32,391
Current maturities of long-term debt	1,026	988
Accrued marketing expenses	9,296	5,875
Other accrued expenses	6,560	6,921

Total Current Liabilities	74,371	75,320

Long-Term Debt, less current maturities	27,376	18,028
Deferred Income Taxes	14,502	11,402
Long-Term Pension Liabilities	8,155	8,155
Other Long-Term Liabilities	4,923	1,001

Stockholders’ Equity
Preferred Stock, $1.00 par value; 2,000,000 shares authorized, none issued
Common Stock, no par value; 40,000,000 shares authorized; issued and outstanding 16,502,136 shares at January 31, 2005; 16,459,886 shares at April 30, 2004	51,149	43,435
Retained earnings	173,050	156,993
Accumulated Other Comprehensive Income
Minimum pension liability	(6,921)	(6,921)
Unrealized loss on derivative contracts	(177)	(362)

Total Stockholders’ Equity	217,101	193,145

	$346,428	$307,051

See accompanying condensed notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

(Unaudited)

	Three Months Ended January 31		Nine Months Ended January 31
	2005	2004	2005	2004
Net sales	$183,175	$162,859	$569,858	$487,186
Cost of sales and distribution	148,794	129,054	453,937	385,014

Gross Profit	34,381	33,805	115,921	102,172

Selling and marketing expenses	16,623	14,447	49,154	44,886
General and administrative expenses	6,215	6,789	20,724	18,552

Operating Income	11,543	12,569	46,043	38,734

Interest expense	75	196	209	681
Other income	(143)	(58)	(295)	(210)

Income Before Income Taxes	11,611	12,431	46,129	38,263

Provision for income taxes	4,528	4,781	17,990	14,933

Net Income	$7,083	$7,650	$28,139	$23,330

Earnings Per Share

Weighted average shares outstanding
Basic	16,490,145	16,139,920	16,467,586	16,161,478
Diluted	16,989,909	16,651,232	16,896,086	16,645,360

Net income per share
Basic	$0.43	$0.48	$1.71	$1.45
Diluted	$0.42	$0.46	$1.67	$1.40

Cash dividends per share	$0.03	$0.025	$0.085	$0.075

See accompanying condensed notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended January 31
	2005	2004
Operating Activities
Net income	$28,139	$23,330
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for depreciation and amortization	24,047	20,788
Net loss on disposal of property, plant, and equipment	95	64
Deferred income taxes	5,271	1,696
Other non-cash items	969	(91)
Changes in operating assets and liabilities:
Customer receivables	8,861	(6,677)
Inventories	(4,896)	(4,486)
Prepaid expenses	(984)	2,133
Prepaid income taxes	(5,622)	(441)
Other assets	(11,588)	(14,029)
Accounts payable	1,550	2,491
Accrued compensation and related expenses	(5,597)	846
Other accrued expenses	2,887	935
Other	2,381	235

Net Cash Provided by Operating Activities	45,513	26,794

Investing Activities
Payments to acquire property, plant, and equipment	(54,385)	(11,896)
Grant proceeds relating to property, plant, and equipment	4,250	—
Proceeds from sales of property, plant, and equipment	241	—

Net Cash Used by Investing Activities	(49,894)	(11,896)

Financing Activities
Payments of long-term debt	(2,914)	(903)
Proceeds from long-term debt	12,300	—
Proceeds from the issuance of Common Stock	2,189	1,754
Repurchase of Common Stock	(7,537)	(2,228)
Payment of dividends	(1,401)	(1,213)

Net Cash Provided (Used) by Financing Activities	2,637	(2,590)

Net (Decrease) Increase In Cash And Cash Equivalents	(1,744)	12,308

Cash And Cash Equivalents, Beginning of Period	29,432	15,512

Cash And Cash Equivalents, End of Period	$27,688	$27,820

See accompanying condensed notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ended April 30, 2005. The unaudited financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2004.

NOTE B—NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment," which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123 (R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."   Under FASB Statement No. 123 (R), all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values as of the awards’ grant date and the estimated number of awards that are expected to vest. The Company is allowed to select from three alternative transition methods, each having different reporting implications. The Company will be required to adopt this statement as of August 1, 2005.  The Company is currently evaluating the three transition methods and has not yet determined the impact of adopting Statement No. 123 (R) on its results of operations or its financial position.

NOTE C—COMPREHENSIVE INCOME

The Company’s comprehensive income was $7.2 million and $28.3 million for the three months and nine months ended January 31, 2005, respectively, and $7.7 million and $23.5 million for the three months and nine months ended January 31, 2004, respectively. Comprehensive income differs from net income for the quarter and nine months ending January 2005 and 2004 due to the change in the accumulated unrealized loss on the Company’s interest rate swap agreement.

NOTE D—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended January 31		Nine Months Ended January 31
	2005	2004	2005	2004
Numerator:
Net income used for both basic and dilutive earnings per share	$7,083	$7,650	$28,139	$23,330
Denominator:
Denominator for basic earnings per share-weighted average shares	16,490	16,140	16,468	16,161
Effect of dilutive securities:
Stock Options	500	511	428	484

Denominator for diluted earnings per share-weighted average shares and assumed conversions	16,990	16,651	16,896	16,645

Net income per share
Basic	$0.43	$0.48	$1.71	$1.45
Diluted	$0.42	$0.46	$1.67	$1.40

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

The following table summarizes the pro forma effects on net income assuming compensation cost for such awards had been recorded based upon the estimated fair value on the date of the grant (in thousands, except per share data):

	Three Months Ended January 31		Nine Months Ended January 31
	2005	2004	2005	2004
Net income	$7,083	$7,650	$28,139	$23,330
Stock-based employee compensation expense, net of income tax effects	(851)	(582)	(2,209)	(1,759)

Pro forma net income	$6,232	$7,068	$25,930	$21,571

Pro forma net income per share
Basic	$0.38	$0.44	$1.57	$1.34
Diluted	$0.37	$0.42	$1.53	$1.30

To determine these amounts, the fair value of each stock option has been estimated on the date of the grant using a Black-Scholes option-pricing model. Significant assumptions used in this model include a dividend yield of 0.8% and the following:

	January 31, 2005	January 31, 2004
Expected volatility	0.507	0.512
Risk-free interest rates	3.96%	2.40%
Expected life in years	6.0	6.0
Weighted-average fair value per share	$14.29	$11.40

NOTE F—CUSTOMER RECEIVABLES

The components of customer receivables were:

(in thousands)	January 31, 2005	April 30, 2004
Gross customer receivables	$44,897	$54,122
Less:
Allowance for doubtful accounts	(858)	(1,222)
Allowance for returns and discounts	(4,664)	(4,614)

Net customer receivables	$39,375	$48,286

NOTE G—INVENTORIES

The components of inventories were:

(in thousands)	January 31, 2005	April 30, 2004
Raw materials	$19,910	$19,569
Work-in-process	38,905	37,045
Finished goods	12,474	9,653

Total FIFO inventories	$71,289	$66,267
Reserve to adjust inventories to LIFO value	(12,405)	(11,346)

Total LIFO inventories	$58,884	$54,921

An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Since these items are estimated, interim results are subject to the final year-end LIFO inventory valuation.

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

The following is a reconciliation of the Company’s warranty liability:

	Nine Months Ended January 31
(in thousands)	2005	2004
Beginning balance at May 1	$3,322	$3,133
Accrual	17,598	11,676
Settlements	(17,218)	(11,135)

Ending balance at January 31	$3,702	$3,674

NOTE I—CASH FLOW

Supplemental disclosures of cash flow information:

	Nine Months Ended January 31
(in thousands)	2005	2004
Cash paid during the period for:
Interest	$807	$797
Income taxes	$15,922	$11,413

NOTE J—PENSION BENEFITS

Net periodic pension cost consisted of the following for the three months and nine months ended January 31, 2005 and 2004.

	Quarter Ended January 31		Nine Months Ended January 31
(in thousands)	2005	2004	2005	2004
Service cost	$992	$807	$2,976	$2,421
Interest cost	894	734	2,682	2,202
Expected return on plan assets	(672)	(547)	(2,016)	(1,642)
Amortization of net loss	306	324	918	973
Amortization of prior service cost	29	27	87	80

Net periodic pension cost	$1,549	$1,345	$4,647	$4,034

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended April 30, 2004, that it expected to contribute $8.1 million to its pension plan in fiscal 2005. As of January 31, 2005, $7.1 million of contributions have been made. The Company presently anticipates contributing an additional $1.5 million to fund its pension plan in fiscal 2005 for a total of $8.6 million.

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

NOTE L—STOCK SPLIT

On August 26, 2004, the Board of Directors of American Woodmark Corporation declared a two-for-one stock split of the Company’s common stock that was distributed in the form of a stock dividend on September 24, 2004.

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

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent distributors. At January 31, 2005, the Company operated fifteen manufacturing facilities and ten service centers across the country.

During the third quarter of fiscal 2005, the Company experienced growth in net sales compared to the third quarter of fiscal 2004, driven by continued strength in both the new construction and remodeling markets. New construction markets serviced by the Company continued to exhibit high levels of activity due to the favorable mortgage rate environment. Demand for the Company’s products in the remodeling market was strong, as existing home sales and home improvement activity remained high. Gross profit for the quarter of 18.8% was down from 21.4% in the most recent quarter and 20.8% in the third quarter of fiscal 2004. The decline in gross profit was driven by a combination of increased manufacturing overhead costs associated with underutilized capacity and escalating freight costs.

Net income for the quarter was $7.1 million compared to $7.7 million during the third quarter of fiscal 2004.

On August 26, 2004, the Board of Directors of American Woodmark Corporation declared a two-for-one stock split of the Company’s common stock that was distributed to shareholders in the form of a stock dividend on September 24, 2004. All share and per share information has been restated to reflect the two-for-one stock split.

Results of Operations

(in thousands)	Three Months Ended January 31			Nine Months Ended January 31
	2005	2004	Percent Change	2005	2004	Percent Change
Net Sales	$183,175	$162,859	12.5%	$569,858	$487,186	17.0%
Gross Profit	34,381	33,805	1.7%	115,921	102,172	13.5%
Selling and Marketing Expenses	16,623	14,447	15.1%	49,154	44,886	9.5%
General and Administrative Expenses	6,215	6,789	(8.5%)	20,724	18,552	11.7%
Interest Expense	75	196	(61.7%)	209	681	(69.3%)

Sales.  Net sales were $183.2 million for the third quarter of fiscal 2005, an increase of 12.5% over the third quarter of fiscal 2004. For the first nine months of fiscal 2005, net sales were $569.9 million, an increase of 17.0% over the same period in fiscal 2004. Higher sales for both the quarter and nine-month periods were the result of continued growth in both the remodeling and new home construction markets. Overall unit volume for the quarter and the nine-month period ending January 31, 2005, increased 5.6% and 10.4%, respectively, due to the combination of general market growth and an increase in market share driven by new products. The average revenue per unit increased 6.6% for the third quarter and 6.0% for the nine-month period ending January 31, 2005, as a result of shifts in product mix and improved pricing.

Gross Profit.  Gross profit margin for the third quarter of fiscal 2005 was 18.8% compared to 20.8% for the same period of fiscal 2004. For the first nine months of fiscal 2005, gross margin was 20.3% compared to 21.0% for the same period of fiscal 2004. The decrease between periods was the result of a combination of higher overhead and freight costs which were only partially offset by lower labor costs. The Company experienced unfavorable leverage on overhead costs as capacity expansion exceeded short-term demand. Freight costs increased as a percentage of sales as a result of general industry factors including higher fuel costs and increased operating expenses associated with new Department of Transportation requirements. Labor costs declined as a percentage of sales due to improved productivity and lower benefit costs. Material costs remained flat as a percentage of sales, as price increases in certain raw materials were offset by material substitution and material efficiencies.

Selling and Marketing Expenses.  Selling and marketing expenses for the third quarter of fiscal 2005 were $16.6 million or 9.1% of sales compared to $14.4 million or 8.9% of sales for the same period in fiscal 2004. The quarterly increase is due to timing of promotional activity, increased amortization expense for promotional store displays in support of new stores and store resets, and advertising costs associated with new products. For the first nine months of fiscal 2005, selling and marketing expenses were $49.2 million or 8.6% of sales compared to $44.9 million or 9.2% of sales for the first nine months of fiscal 2004. The decrease as a percentage of sales was attributable to cost containment efforts and leverage gained on higher sales volume partially offset by increases in promotional advertising costs and higher overhead expenses.

General and Administrative Expenses.  General and administrative expenses for the third quarter of fiscal 2005 were $6.2 million or 3.4% of sales compared to $6.8 million or 4.2% of sales for the same period in fiscal 2004. The quarterly decrease is primarily attributable to lower costs associated with the Company’s pay-for-performance employee incentive plans. For the first nine months of fiscal 2005, general and administrative expenses were $20.7 million or 3.6% of sales compared to $18.6 million or 3.8% of sales for the same period of fiscal 2004. The increase between periods was primarily the result of increased professional fees, including costs associated with Section 404 compliance of the Sarbanes-Oxley Act of 2002.

Interest Expense.  Interest expense for the third quarter and first nine months of fiscal 2005 was $75 thousand and $209 thousand respectively, compared to $196 thousand and $681 thousand for the third quarter and first nine months of fiscal 2004. The decrease between periods is attributable to increased capitalized interest as a result of an increase in the Company’s long-term capital projects.

Effective Income Tax Rates.  The Company’s combined federal and state effective income tax rate for the third quarter and first nine months of fiscal 2005 was 39.0% compared to 38.5% and 39.0% in the same periods of fiscal 2004.

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the nine months ended January 31, 2005 and 2004, by classifying transactions into three major categories: operating, investing, and financing activities.

Operating Activities

The Company’s main source of liquidity is cash generated from operating activities consisting of net earnings adjusted for non-cash operating items, primarily depreciation and amortization, and changes in operating assets and liabilities such as receivables, inventories, and payables.

Cash provided by operating activities in the first nine months of fiscal 2005 was $45.5 million compared to $26.8 million in fiscal 2004. The improvement versus last year was attributable to an increase in net income, depreciation and amortization, and deferred income tax liabilities combined with a decrease in customer receivables which were partially offset by decreases in accrued compensation and related expenses and increases in prepaid income taxes and other prepaid expenses. Changes in cash flow from customer receivables were due to timing of cash payments and receipts. Deferred income taxes decreased due to the tax treatment associated with stock option exercises.

Investing Activities

The Company’s primary investing activities are property additions. Property, plant, and equipment additions for the first nine months of fiscal 2005 were $54.4 million compared to $11.9 million in the same period of fiscal 2004. These expenditures were primarily for the completion of construction of a new component facility in Hardy County, West Virginia, a new assembly facility in Allegany County, Maryland, equipment deposits for expanded capacity, and other equipment and tooling related to cost savings projects. In December 2004, the Company received $4.25 million in grant proceeds from the Hardy County Rural Development Authority in conjunction with the completion of the new component facility in Hardy County, West Virginia. In January 2005, the Company acquired land to build a new lumber processing facility in Garrett County, Maryland. The Company expects to invest approximately $5 to $7 million in capital spending during the remainder of fiscal 2005.

Financing Activities

Long-term borrowings increased $9.4 million from year-end as the Company closed on a $10 million, low interest loan from the West Virginia Economic Development Authority. The loan bears a fixed 2% interest rate, requires monthly interest payments for 24 months and monthly principal and interest payments for the remainder of the term, with loan maturity on July 30, 2024. Due to timing, the Company was required to make a one day borrowing of funds from its term credit facility of $2.3 million during the first nine months of fiscal 2005.

Cash dividends paid to shareholders were $1.4 million and $1.2 million for the first nine months of fiscal 2005 and fiscal 2004, respectively.

Under the Company’s stock repurchase plan approved by the Board of Directors in August 2002 and August 2004, the Company repurchased $7.5 million of stock during the first nine months of fiscal 2005. Each Board of Directors authorization was for the repurchase of up to $10 million of company stock from time to time, when in the opinion of management, the market price presents an attractive return on investment for the shareholders. At January 31, 2005, approximately $6.7 million remains authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock. See Part II, Item 2 for a table summarizing stock repurchases in the quarter, and the approximate dollar value of shares that may be repurchased under the program.

FINANCIAL CONDITION AND LIQUIDITY

Cash flow from operations combined with accumulated cash on hand and available borrowing capacity is expected to be sufficient to meet forecasted working capital requirements, service existing debt obligations, and fund capital expenditures for the remainder of fiscal 2005 and fiscal 2006. As of January 31, 2005, the Company had $35 million available under existing credit facilities.

The timing of the Company’s contractual obligations as summarized in the Annual Report on Form 10-K for fiscal year 2004 remains consistent with the exception of the $10 million, low interest loan as outlined in “Financing Activities” above.

Dividends Declared

On February 17, 2005, the Board of Directors approved a $.03 per share cash dividend on its Common Stock. The cash dividend will be paid on March 24, 2005, to shareholders of record on March 10, 2005.

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

As of January 31, 2005, the Company had no instruments which were sensitive to changes in market interest rates. All borrowings of the Company, after consideration of the interest rate swap, carry a fixed interest rate between 2% and 6%. See additional disclosures in the Company’s Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2005. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the business. The Company does not have any litigation that does not constitute ordinary, routine litigation to its business.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes repurchases of common stock in the quarter ended January 31, 2005:

	Share Repurchases
	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (1)
November 1 - 30, 2004	—	$—	—	$8,594,647
December 1 - 31, 2004	51,276	$43.879	24,200	$7,524,266
January 1 - 31, 2005	19,500	$43.931	19,500	$6,667,617

Quarter ended January 31, 2005	70,776	$43.893	43,700	$6,667,617

(1)	In August 2002 and August 2004, the Company’s Board of Directors approved plans to repurchase up to $10 million per plan of the Company’s common stock. These plans have no expiration date. In the third quarter of fiscal 2005, the Company repurchased 43,700 shares under the approved plans. At January 31, 2005, $6.7 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.

(2)	The Company repurchased 70,776 shares of its common stock in the third quarter of fiscal 2005. In the third quarter of fiscal 2005, 27,076 of the repurchased shares were the result of common stock being surrendered by employees and directors for the purpose of payment of options exercised and income tax withholdings as permitted by the shareholder approved 1996 and 1999 Employee & Director Stock Option Plans. The dollar value of these repurchase transactions is appropriately reflected as a reduction in the Company’s retained earnings but has no impact on previously announced repurchase programs outlined in (1) above.

Item 6.	Exhibits

(a)	Exhibits.

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed on September 9, 2004; Commission File No. 0-14798).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2(a) to the Company’s Annual Report on Form 10-K filed on July 14, 2004; Commission File No. 0-14798).

10.1(m)	Second Amendment to $35,000,000 Financing and Security Agreement and $10,000,000 Term Loan Facility between the Company and Bank of America, N.A. as of January 3, 2005. (Filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed Herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION (Registrant)

/s/ Dennis M. Nolan, Jr.	/s/ Jonathan H. Wolk
Dennis M. Nolan, Jr. Vice President and Corporate Controller	Jonathan H. Wolk Vice President and Chief Financial Officer

Date: March 9, 2005 Signing on behalf of the registrant and as principal accounting officer	Date: March 9, 2005 Signing on behalf of the registrant and as principal financial officer