Form 10-K
period 2005-04-30
AMERICAN WOODMARK CORP
filed 2005-07-14
CIK 794619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

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

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant as of October 31, 2004, the last business day of the Company’s most recent second quarter was $450,100,745.

As of June 27, 2005, 16,404,102 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended April 30, 2005 (“2005 Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K.

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 25, 2005 (“Proxy Statement”) are incorporated by reference into Parts II and III of this Form 10-K.

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

American Woodmark currently offers framed stock cabinets in approximately 320 different cabinet lines, ranging in price from relatively inexpensive to medium-priced styles. Styles vary by design and color from natural wood finishes to low-pressure laminate surfaces. The product offering of stock cabinets includes approximately 80 door designs in nine colors. Stock cabinets consist of a common box with standard interior components and an oak, cherry, maple or hickory front frame.

Products are primarily sold under the brand names of American Woodmark®, Timberlake®, and Shenandoah Cabinetry®.

American Woodmark’s products are sold on a national basis across the United States to the remodeling and new home construction markets. The Company services these markets through three primary channels: home centers, major builders, and independent dealers and distributors. The Company distributes its products to each market channel directly from six assembly plants through a third party logistics network.

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

As of April 30, 2005, the Company had 6,370 employees. Approximately 12% of the Company’s employees are represented by labor unions. The Company believes that employee relations are good.

American Woodmark’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s Web site at www.americanwoodmark.com as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

Item 2.	PROPERTIES

American Woodmark leases its Corporate Office which is located in Winchester, Virginia. In addition, the Company leases two and owns 13 manufacturing facilities located primarily in the eastern United States. The Company also leases ten service centers and four additional office centers located throughout the United States that support the sale and distribution of products to each market channel.

Primary properties include:

LOCATION	DESCRIPTION
Allegany County, MD	Manufacturing Facility

Berryville, VA	Manufacturing Facility

Berryville, VA	Service Center

Charlotte, NC	Service Center

Chavies, KY	Manufacturing Facility

Coppell, TX	Service Center

Denver, CO	Service Center

Gas City, IN	Manufacturing Facility

Ham Lake, MN	Manufacturing Facility

Hardy County, WV	Manufacturing Facility

Hardy County, WV	Manufacturing Facility

Humboldt, TN	Manufacturing Facility

Jackson, GA	Manufacturing Facility

Kingman, AZ	Manufacturing Facility

Marietta, GA	Service Center

Monticello, KY	Manufacturing Facility

Moorefield, WV	Manufacturing Facility

Orange, VA	Manufacturing Facility

Orlando, FL	Service Center

Philadelphia, PA	Service Center

Phoenix, AZ	Service Center

Rancho Cordova, CA	Service Center

Tahlequah, OK	Manufacturing Facility

Tampa, FL	Service Center

Toccoa, GA	Manufacturing Facility

Winchester, VA	Corporate Office

Winchester, VA	Office (Customer Service)

Winchester, VA	Office (MIS)

Winchester, VA	Office (Product Dev.)

Winchester, VA	Office (Logistics)

Item 3.	LEGAL PROCEEDINGS

In response to this Item, the information under “Legal Matters” under “Note I – Commitments and Contingencies” to the Consolidated Financial Statements and under the caption “Legal Matters” under “Management’s Discussion and Analysis” in the 2005 Annual Report is incorporated herein by reference.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Registrant as of April 30, 2005 are as follows:

Name	Age	Position(s) Held During Past Five Years
James J. Gosa	57	Chairman and Chief Executive Officer August 2004 to present; President and Chief Executive Officer from 1996 to August 2004

David L. Blount	57	Senior Vice President, Manufacturing from May 1999 to April 2005

Kent B. Guichard	49	Executive Vice President from May 2004 to present; Senior Vice President, Finance and Chief Financial Officer from May 1999 to April 2004

Ian J. Sole	49	Senior Vice President, Sales and Marketing from May 1999 to present

Jonathan H. Wolk	43	Vice President, Finance and Chief Financial Officer from December 2004 to present

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

In response to this Item, the information under “Market Information” in the 2005 Annual Report is incorporated herein by reference.

The following table details share repurchases during the fourth quarter:

	Share Repurchases
	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (1)
February 1 - 28, 2005	—	$—	—	$6,667,617
March 1 - 31, 2005	2,375	$37.130	—	$6,667,617
April 1 - 30, 2005	116,700	$34.141	116,700	$2,683,388

Quarter ended April 30, 2005	119,075	$34.200	116,700	$2,683,388

(1)	In January 2001 and August 2002, the Company’s Board of Directors approved plans to repurchase up to $10 million per plan of the Company’s common stock. These plans have no expiration date. In the fourth quarter of fiscal 2005, the Company repurchased 116,700 shares under the approved plans. At April 30, 2005, $2.7 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.

(2)	The Company repurchased 119,075 shares of its common stock in the fourth quarter of fiscal 2005. In the fourth quarter of fiscal 2005, 2,375 of the repurchased shares were the result of common stock being surrendered by employees and directors for the purpose of payment of options exercised and income tax withholdings as permitted by the shareholder approved 1996 and 1999 Employee & Director Stock Option Plans. The dollar value of this repurchase transaction is appropriately reflected in the Company’s statement of stockholders’ equity and comprehensive income but has no impact on previously announced repurchase programs outlined in (1) above.

Item 6.	SELECTED FINANCIAL DATA

In response to this Item, the information under “Five-Year Selected Financial Information” in the 2005 Annual Report is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In response to this Item, the information under “Management’s Discussion and Analysis” in the 2005 Annual Report is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In response to this Item, the information under the caption “Risk Factors” in “Management’s Discussion and Analysis” in the 2005 Annual Report is incorporated herein by reference in Item 7.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In response to this Item, the Annual Consolidated Financial Statements, Notes to the Consolidated Financial Statements, the information under “Reports of Independent Registered Public Accounting Firms,” “Management’s Report on Internal Control over Financial Reporting,” and the “Report of Independent Registered Public Accounting Firm,” in the 2005 Annual Report are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In response to this Item, the information under “Statements Concerning Audit Services and Fees” in the Proxy Statement is incorporated herein by reference.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to Management in a timely fashion. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (“Disclosure Controls”) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these Disclosure Controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s Management, including its Chief Executive Officer and

Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting. Management’s report on internal control over financial reporting and the attestation report of KPMG LLP, the Company’s independent registered public accounting firm, on management’s assessment of internal control over financial reporting are included in our Annual Report to Shareholders for the year ended April 30, 2005 and are incorporated in this Item 9A by reference. Our Annual Report to Shareholders is included as Exhibit 13 hereto.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

In response to this Item, and in accordance with general Instruction G(3) of Form 10-K, the information under “Certain Information Concerning the Board of Directors and its Committees – Compensation of the Board,” “Compensation of Executive Officers,” “Report of the Compensation Committee” and “Performance Graph” in the Proxy Statement is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In response to this Item, and in accordance with general Instruction G(3) of Form 10-K, the information under “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes our equity compensation plans as of April 30, 2005:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,796,171	$23.81	2,448,442

Equity compensation plans not approved by security holders*	—	—	—

Total	1,796,171	$23.81	2,448,442

*	The Company does not have equity compensation plans that have not been approved by the security holders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

The following financial statements of American Woodmark Corporation are incorporated in this Form 10-K by reference in Item 8:

Consolidated Balance Sheets as of April 30, 2005 and 2004

Consolidated Statements of Income - for each year of the three-year period ended April 30, 2005

Consolidated Statements of Shareholders’ Equity and Comprehensive Income - for each year of the three-year period ended April 30, 2005

Consolidated Statements of Cash Flows - for each year of the three-year period ended April 30, 2005

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

(a) 2.	Financial Statement Schedules

The following financial statement schedule is filed as a part of this Form 10-K:

Schedule II – Valuation of Qualifying Accounts for each year of the three-year period ended April 30, 2005.

Schedules other than the one listed above are omitted either because they are not required or are inapplicable.

(a) 3.	Exhibits

Exhibit No.	Description

3.1 (a) -	Articles of Incorporation as amended effective August 12, 1987 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 0-14798) for quarter ended January 31, 2003).

3.1 (b) -	Articles of Incorporation as amended effective September 10, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 0-14798) as filed on August 31, 2004).

3.2 (a) -	Bylaws (incorporated by reference to Exhibit 3.2(a) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2004).

3.2 (b) -	Amendment to Bylaws on June 22, 1994 (incorporated by reference to Exhibit 3.2(b) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2004).

3.2 (c) -	Amendment to Bylaws on June 17, 1999 (incorporated by reference to Exhibit 3.2(c) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2004).

3.2 (d) -	Bylaws of the Registrant as amended on November 28, 2001 (incorporated by reference to Exhibit 3.2(d) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2004).

3.2 (e) -	Amendment to Bylaws on May 22, 2003 (incorporated by reference to Exhibit 3.2(e) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2004).

3.2 (f) -	Amendment to Bylaws on August 28, 2003 (incorporated by reference to Exhibit 3.2(f) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2004).

3.2 (g) -	Amendment to Bylaws on March 18, 2005 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (Commission File No. 0-14798) as filed on May 2, 2005).

4.1 -	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1, 3.2(a), 3.2(b), 3.2(c), 3.2(d), 3.2(e), 3.2(f), and 3.2(g), hereto).

4.2 -	Amended and Restated Stockholders’ Agreement. Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments that define the rights of holders of the Registrant’s long-term debt securities, where the long-term debt securities authorized under each such instrument do not exceed 10% of the Registrant’s total assets, have been omitted and will be furnished to the Securities and Exchange Commission upon request (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-1 (Commission File No. 33-6245) for year ended April 30, 1986).

10.1 (j) -	Loan agreement dated January 31, 2001 By and Between American Woodmark Corporation and the West Virginia Economic Development Authority (incorporated by reference to Exhibit A to the Registrant’s Form 10-Q (Commission File No. 0-14798) for quarter ended January 31, 2001).

10.1 (k) -	$35,000,000 Financing Agreement and $10,000,000 Term Loan Facility Between the Company and Bank of America, N.A. as of May 31, 2001 (incorporated by reference to Exhibit 10.1(k) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.1 (l) -	Amendment to $35,000,000 Financing Agreement and $10,000,000 Term Loan Facility Between the Company and Bank of America, N.A. as of May 28, 2003 (incorporated by reference to Exhibit 10.1(l) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2003).

10.1 (m)-	Second Amendment to $35,000,000 Financing and Security Agreement and $10,000,000 Term Loan Facility between the Company and Bank of America, N.A. as of January 3, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14798) for quarter ended January 31, 2005).

10.1 (n) -	Loan agreement dated February 9, 2005 By and Between American Woodmark Corporation and the Maryland Economic Development Corporation. (Filed Herewith).

10.6 (a) -	Lease, dated November 1, 1984, between the Company and Amwood Associates (incorporated by reference to Exhibit 10.6(a) to the Registrant’s Form S-1 (Commission File No. 33-6245) for year ended April 30, 1986).

10.6 (c) -	Lease, dated December 15, 2000, between the Company and the Industrial Development Board of The City of Humboldt, Tennessee (incorporated by reference to Exhibit 10.6(d) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.6 (d) -	Agreement of Sale, dated December 15, 2004, By and Between the Company and the Board of County Commissioners of Garrett County, Maryland. (Filed Herewith).

10.7 (d) -	1996 Stock Option Plan (incorporated by reference to Exhibit 28 to the Registrant’s Form S-8 (Commission File No. 33-12623) dated September 25, 1996).

10.7 (e) -	1999 Stock Option Plan (incorporated by reference to Appendix B, to the Registrant’s Form DEF-14A (Commission File No. 01-14798) for year ended April 30, 1999).

10.7 (f) -	2000 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.7(f) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.7 (g) -	Shareholder Value Plan for Employees (incorporated by reference to Exhibit 10.7(g) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.7 (h) -	Shareholder Value Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.7(h) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.7 (i) -	2004 Stock Incentive Plan for Employees (incorporated by reference to Exhibit 99 to the Registrant’s Form S-8 (Commission File No. 0-14798) as filed on January 31, 2005).

10.8 (a) -	2001 Annual Incentive Plan for Chairman and President/CEO (incorporated by reference to Exhibit 10.8(a) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.8 (b) -	2001 Annual Incentive Plan for Senior Vice Presidents (incorporated by reference to Exhibit 10.8(b) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.8 (c) -	Management Contract - Employment Agreement for Mr. James Jake Gosa, President and Chief Executive Officer (incorporated by reference to Exhibit 10.8(c) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2002).

10.8 (e) -	Management Contract - Employment Agreement for Mr. Ian J. Sole, Senior Vice President, Sales and Marketing (incorporated by reference to Exhibit 10.8(e) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2002).

10.8 (f) -	Management Contract - Employment Agreement for Mr. David L. Blount, Senior Vice President, Manufacturing (incorporated by reference to Exhibit 10.8(f) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2002).

10.8 (g) -	Management Contract - Employment Agreement for Mr. Kent B. Guichard, Executive Vice President (incorporated by reference to Exhibit 10.8(g) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2004).

10.8 (h) -	Management Contract - Employment Agreement for Mr. James Jake Gosa, Chairman and Chief Executive Officer (Filed Herewith).

10.8 (i) -	Management Contract - Employment Agreement for Mr. Kent B. Guichard, Executive Vice President (Filed Herewith).

10.9 -	ISDA Master Agreement between NationsBank, N.A. and American Woodmark Corporation dated as of May 29, 1998 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1998).

10.10 (a) -	Loan Agreement between the Company and the West Virginia Economic Development Authority as of November 20, 1998 relating to equipment financing (incorporated by reference to Exhibit 10.10(a) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10 (b) -	Promissory Note between the Company and the West Virginia Economic Development Authority dated as of November 20, 1998 (incorporated by reference to Exhibit 10.10(b) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10 (c) -	Security Agreement between the Company and the West Virginia Economic Development Authority dated as of November 20, 1998 (incorporated by reference to Exhibit 10.10(c) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10 (d) -	Amendment of Deed of Lease between the Company and the West Virginia Economic Development Authority dated as of November 20, 1998 (incorporated by reference to Exhibit 10.10(d) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10 (e) -	Promissory Note between the Company and the Wayne County EZ Industrial Development Authority of Kentucky dated as of July 22, 1998 (incorporated by reference to Exhibit 10.10(e) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10 (f) -	Promissory Note between the Company and Amende Cabinet Corporation, a wholly owned subsidiary of the Company, dated as of July 30, 1998 (incorporated by reference to Exhibit 10.10(f) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10 (j) -	Loan Agreement between Perry, Harlan, Leslie, Brethitt Regional Industrial Authority, Inc. as of November 13, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14798) for quarter ended January 31, 2003).

10.10 (k) -	Loan Agreement between the Company and Amende Cabinet Corporation, a wholly owned subsidiary of the Company, dated December 31, 2001 (incorporated by reference to Exhibit 10.8(k) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2002).

10.10 (l) -	Lease agreement between the Company and the West Virginia Economic Development Authority dated as of June 30, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14798) for quarter ended July 31, 2004).

10.10 (m)-	Lease agreement between the Company and the West Virginia Economic Development Authority dated as of July 30, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14798) for quarter ended July 31, 2004).

13 -	2005 Annual Report to Shareholders (Filed Herewith).

21 -	Subsidiary of the Company (Filed Herewith).

23.1 -	Consent of KPMG LLP, Independent Registered Public Accounting Firm (Filed Herewith).

23.2 -	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm (Filed Herewith).

31.1 -	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2 -	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1 -	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

Schedule II - Valuation and Qualifying Accounts

AMERICAN WOODMARK CORPORATION

(In Thousands)

Description(a)	Balance at Beginning of Period	Additions (Reductions) Charged to Cost and Expenses		Other	Deductions		Balance At End of Period
Year ended April 30, 2005:

Allowance for doubtful accounts	$1,222	$(500)		$—	$(24	)(b)	$698

Reserve for cash discounts	$935	$12,130	(c)	$—	$(11,965	)(d)	$1,100

Reserve for sales returns and allowances	$3,679	$13,636	(c)	$—	$(13,529)		$3,786

Year ended April 30, 2004:

Allowance for doubtful accounts	$726	$500		$—	$(4	)(b)	$1,222

Reserve for cash discounts	$885	$10,894	(c)	$—	$(10,844	)(d)	$935

Reserve for sales returns and allowances	$3,338	$10,699	(c)	$—	$(10,358)		$3,679

Year ended April 30, 2003:

Allowance for doubtful accounts	$799	$32		$—	$(105	)(b)	$726

Reserve for cash discounts	$815	$9,340	(c)	$—	$(9,270	)(d)	$885

Reserve for sales returns and allowances	$3,012	$11,315	(c)	$—	$(10,989)		$3,338

(a)	All reserves relate to accounts receivable.

(b)	Principally write-offs, net of collections.

(c)	Reduction of gross sales.

(d)	Cash discounts granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Woodmark Corporation (Registrant)

July 14, 2005	/s/ JAMES J. GOSA
James J. Gosa
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 14, 2005	/s/ JAMES J. GOSA	July 14, 2005	/s/ JAMES G. DAVIS
	James J. Gosa		James G. Davis
	Chairman and Chief Executive Officer (Principal Executive Officer) Director		Director

July 14, 2005	/s/ JONATHAN H. WOLK	July 14, 2005	/s/ G. THOMAS MCKANE
	Jonathan H. Wolk		G. Thomas McKane
	Vice President and Chief Financial Officer (Principal Financial Officer)		Director

July 14, 2005	/s/ KENT B. GUICHARD	July 14, 2005	/s/ NEIL P. DEFEO
	Kent B. Guichard		Neil P. DeFeo
	Executive Vice President Director		Director

July 14, 2005	/s/ DENNIS M. NOLAN, JR.	July 14, 2005	/s/ CAROL B. MOERDYK
	Dennis M. Nolan, Jr.		Carol B. Moerdyk
	Vice President and Corporate Controller (Principal Accounting Officer)		Director

July 14, 2005	/s/ WILLIAM F. BRANDT, JR.	July 14, 2005	/s/ DANIEL T. HENDRIX
	William F. Brandt, Jr.		Daniel T. Hendrix
	Director		Director

July 14, 2005	/s/ DANIEL T. CARROLL
Daniel T. Carroll
Director

July 14, 2005	/s/ MARTHA M. DALLY
Martha M. Dally Director

July 14, 2005	/s/ KENT J. HUSSEY
Kent J. Hussey Director