Form 10-Q
period 2005-07-31
AMERICAN WOODMARK CORP
filed 2005-09-01
CIK 794619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	16,412,712 shares outstanding
Class	as of August 31, 2005

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.

AMERICAN WOODMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 31, 2005 (Unaudited)	April 30, 2005 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$26,499	$24,406
Customer receivables	59,257	52,877
Inventories	69,278	65,213
Prepaid expenses and other	2,315	3,268
Deferred income taxes	11,146	10,890

Total Current Assets	168,495	156,654
Property, plant, and equipment , net	186,375	185,513
Promotional displays , net	16,110	16,740
Other assets	1,200	1,250
Intangible pension asset	1,011	1,011

	$373,191	$361,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$37,138	$35,752
Accrued compensation and related expenses	29,683	30,564
Current maturities of long-term debt	1,048	1,046
Accrued marketing expenses	8,551	6,787
Other accrued expenses	11,241	8,393

Total Current Liabilities	87,661	82,542

Long-term debt, less current maturities	29,183	29,217
Deferred income taxes	13,324	13,339
Long-term pension liabilities	16,149	16,149
Other long-term liabilities	4,500	4,730

Stockholders’ Equity
Preferred Stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common Stock, no par value; 40,000,000 shares authorized; issued and outstanding 16,404,712 shares at July 31, 2005; 16,397,520 shares at April 30, 2005	52,028	51,189
Retained earnings	182,599	176,303
Accumulated other comprehensive loss
Minimum pension liability	(12,178)	(12,178)
Unrealized loss on derivative contracts	(75)	(123)

Total accumulated other comprehensive loss	(12,253)	(12,301)

Total Stockholders’ Equity	222,374	215,191

	$373,191	$361,168

See accompanying condensed notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

(Unaudited)

	Quarter Ended July 31
	2005	2004
Net sales	$215,564	$187,534
Cost of sales and distribution	178,674	148,664

Gross Profit	36,890	38,870
Selling and marketing expenses	17,813	16,126
General and administrative expenses	6,926	6,886

Operating Income	12,151	15,858
Interest expense	254	9
Other income	(263)	(55)

Income Before Income Taxes	12,160	15,904
Income tax expense	4,705	6,203

Net Income	$7,455	$9,701

Earnings Per Share
Weighted average shares outstanding
Basic	16,398,178	16,450,774
Diluted	16,723,521	16,779,794
Net income per share
Basic	$0.45	$0.59
Diluted	$0.45	$0.58

Cash dividends per share	$0.03	$0.025

See accompanying condensed notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Quarter Ended July 31
	2005	2004
Operating Activities
Net income	$7,455	$9,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,059	7,124
Net loss on disposal of property, plant, and equipment	8	71
Deferred income taxes	(271)	4,578
Tax benefit from stock options exercised	34	82
Other non-cash items	1,388	381
Changes in operating assets and liabilities:
Customer receivables	(7,207)	3,675
Inventories	(4,474)	1,578
Prepaid expenses and other current assets	953	(228)
Accounts payable	1,386	1,680
Accrued compensation and related expenses	(881)	(3,600)
Other accrued expenses	4,612	3,192
Other	(356)	—

Net Cash Provided by Operating Activities	11,706	28,234

Investing Activities
Payments to acquire property, plant, and equipment	(6,584)	(17,444)
Proceeds from sales of property, plant, and equipment	—	205
Investment in promotional displays	(2,642)	(3,966)

Net Cash Used by Investing Activities	(9,226)	(21,205)

Financing Activities
Payments of long-term debt	(32)	(2,664)
Proceeds from long-term debt	—	12,300
Exercises of stock options	875	646
Repurchase of common stock	(738)	(2,133)
Payment of dividends	(492)	(412)

Net Cash (Used) Provided by Financing Activities	(387)	7,737
Net Increase In Cash And Cash Equivalents	2,093	14,766
Cash And Cash Equivalents, Beginning of Period	24,406	29,432

Cash And Cash Equivalents, End of Period	$26,499	$44,198

See accompanying condensed notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior amounts have been reclassified to conform to the current period presentation. Operating results for the three-month period ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ended April 30, 2006. The unaudited financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2005.

NOTE B—NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123 (Revised 2004), "Share-Based Payment," which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123 (R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."   Under FASB Statement No. 123 (R), all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values as of the awards’ grant date and the estimated number of awards that are expected to vest. The Company is allowed to select from three alternative transition methods, each having different reporting implications. The Company will be required to adopt this statement as of May 1, 2006.  The Company is currently evaluating the three transition methods and has not yet determined the impact of adopting Statement No. 123 (R) on its results of operations or its financial position.

NOTE C—COMPREHENSIVE INCOME

The Company’s comprehensive income was $7.5 and $9.8 million for the quarters ended July 31, 2005 and July 31, 2004, respectively. Comprehensive income differs from net income for the quarters ended July 2005 and 2004 due to a change in the accumulated unrealized loss on the Company’s interest rate swap agreement.

NOTE D—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)

	Quarter Ended July 31
	2005	2004
Numerator used for both basic and dilutive earnings per share:
Net income	$7,455	$9,701
Denominator:
Denominator for basic earnings per share-weighted average shares	16,398	16,451
Effect of dilutive securities:
Stock options	325	329

Denominator for diluted earnings per share-weighted average shares and assumed conversions	16,723	16,780

Net income per share
Basic	$0.45	$0.59
Diluted	$0.45	$0.58

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

The following table summarizes the pro forma effects on net income assuming compensation cost for such awards had been recorded based upon the estimated fair value on the date of the grant (in thousands, except per share data):

	Quarter Ended July 31
	2005	2004
Net income	$7,455	$9,701
Stock-based employee compensation expense, net of tax	(774)	(619)

Pro forma net income	$6,681	$9,082

Pro forma net income per share
Basic	$0.41	$0.55
Diluted	$0.40	$0.54

To determine these amounts, the fair value of each stock option has been estimated on the date of the grant using a Black-Scholes option-pricing model. Significant assumptions used in this model include the following:

	July 31 2005	July 31 2004
Expected volatility	0.503	0.506
Risk-free interest rates	3.88%	4.10%
Expected dividend yield	0.41%	0.37%
Expected life in years	6.0	6.0
Weighted-average fair value per share	$14.60	$13.20

NOTE F—CUSTOMER RECEIVABLES

The components of customer receivables were:

(in thousands)	July 31 2005	April 30 2005
Gross customer receivables	$65,679	$58,461
Less:
Allowance for doubtful accounts	(721)	(698)
Allowance for returns and discounts	(5,701)	(4,886)

Net customer receivables	$59,257	$52,877

NOTE G—INVENTORIES

The components of inventories were:

(in thousands)	July 31 2005	April 30 2005
Raw materials	$21,683	$19,821
Work-in-process	43,180	42,051
Finished goods	17,831	16,378

Total FIFO inventories	$82,694	$78,250
Reserve to adjust inventories to LIFO value	(13,416)	(13,037)

Total LIFO inventories	$69,278	$65,213

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

The following is a reconciliation of the Company’s warranty liability:

	Quarter Ended July 31
(in thousands)	2005	2004
Beginning balance at May 1	$4,952	$3,322
Accrual	7,193	5,387
Settlements	(7,076)	(5,120)

Ending balance at July 31	$5,069	$3,589

NOTE I—CASH FLOW

Supplemental disclosures of cash flow information:

	Quarter Ended July 31
(in thousands)	2005	2004
Cash paid during the period for:
Interest	$199	$242
Income taxes	$433	$327

NOTE J—PENSION BENEFITS

Net periodic pension cost consisted of the following for the three months ended July 31, 2005 and 2004.

	Quarter Ended July 31
(in thousands)	2005	2004
Service cost	$1,340	$992
Interest cost	1,005	894
Expected return on plan assets	(853)	(672)
Amortization of net loss	488	306
Amortization of prior service cost	32	29

Net periodic pension cost	$2,012	$1,549

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended April 30, 2005, that it expected to contribute $7.7 million to its pension plan in fiscal 2006. As of July 31, 2005, $1.4 million of contributions have been made. The Company presently anticipates contributing an additional $6.3 million to fund its pension plan in fiscal 2006 for a total of $7.7 million.

NOTE K—OTHER INFORMATION

The Company is involved in various suits and claims in the normal course of business. Included therein are claims against the Company pending before the Equal Employment Opportunity Commission. Although management believes that such suits and EEOC claims are without merit and intends to vigorously contest them, the ultimate outcome of these matters cannot be determined at this time. In the opinion of management, after consultation with counsel, the ultimate liabilities and losses, if any, that may result from suits and claims involving the Company will not have a material adverse effect on the Company’s results of operations,financial position and liquidity.

NOTE L—LONG-TERM DEBT

On July 29, 2005, the Company amended its $10 million term loan facility to extend the maturity date of the note from May 31, 2006 to May 31, 2010.

NOTE M—SUBSEQUENT EVENTS

On August 25, 2005, the Board of Directors approved a $0.03 per share cash dividend on its common stock.The cash dividend will be paid on September 23, 2005, to shareholders of record on September 9, 2005.

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements, both of which are included in Item 1 of this report. The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2005.

Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “plan,” “may” or other similar words. Forward-looking statements, contained in this Management’s Discussion and Analysis are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements. In addition, we participate in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings. These include (1) overall industry demand at reduced levels, (2) economic weakness in a specific channel of distribution, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, (5) a dramatic increase in the cost of diesel fuel and/or transportation related services, (6) the need to respond to price or product initiatives launched by a competitor, and (7) sales growth at a rate that outpaces the Company’s ability to install new capacity. While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a materially adverse impact on operating results.

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent distributors. At July 31, 2005, the Company operated fifteen manufacturing facilities and ten service centers across the country.

During the first quarter of fiscal 2006, the Company experienced growth in net sales driven by strong activity in both the new construction and remodeling markets. New construction markets serviced by the Company exhibited strong growth, aided by the continued favorable mortgage rate environment. Demand for the Company’s products in the remodeling market exhibited continued strength, as home improvement activity remained high. Gross profit for the quarter of 17.1% was down from 17.6% in the most recent quarter and 20.7% in the first quarter of fiscal 2005. The decline in gross profit was driven by higher transportation, material, labor, and overhead costs.

Net income for the quarter was $7.5 million compared to $9.7 million during the first fiscal quarter of 2005.

Results of Operations

	Quarter Ended July 31
(in thousands)	2005	2004	Percent Change
Net Sales	$215,564	$187,534	14.9%
Gross Profit	36,890	38,870	(5.1)
Selling & Marketing Expenses	17,813	16,126	10.5
General & Administrative Expenses	6,926	6,886	0.6
Interest Expense	254	9	2722

Net Sales.  Net sales for the quarter increased 14.9% to $215.6 million from $187.5 million in the first quarter of fiscal 2005 as a result of unit growth in both the remodeling and new home construction markets. Unit volume for the first quarter increased 7.0% due to the combination of general market growth and an increase in market share driven by new products. The average revenue per unit increased 7.4% for the first quarter of fiscal 2006 compared to the same period in the prior year, as a result of shifts in product mix and improved pricing.

Gross Profit.  Gross profit as a percent of sales decreased to 17.1% was from 20.7% in the first quarter of fiscal 2005. Transportation costs increased 1.3% of sales due to rising fuel costs and rate increases. Material costs increased 0.5% of sales as a result of product mix and higher commodity costs which were partially offset by materials substitutions. Labor costs increased 0.7% of sales as a result of decreased productivity and additional employees to support new facilities. Overhead costs increased 0.9% of sales primarily due to higher depreciation and other start-up costs associated with the Company’s expansion of capacity during fiscal 2005.

Selling and Marketing Expenses.  Selling and marketing expenses were $17.8 million or 8.3% of sales for the first quarter of fiscal 2006 compared to $16.1 million or 8.6% in the same period of fiscal 2005. The decrease as a percent of sales is attributable to continued cost containment efforts and leverage gained on higher sales.

General and Administrative Expenses.  General and administrative expenses were $6.9 million or 3.2% of sales for the first quarter of fiscal 2006 compared to $6.9 million or 3.7% in the same period of fiscal 2005. Increases in salary payroll and related expenses were more than offset by lower expenses for certain pay-for-performance employee incentive programs.

Interest Expense.  Interest expense for the first quarter of fiscal 2006 was $254,000 compared to $9,000 in the same period of fiscal 2005. The increase between periods is attributable to fewer long-term capital projects in the first quarter of fiscal 2006 resulting in less capitalized interest.

Effective Income Tax Rates.  The Company’s combined federal and state effective income tax rate for the first quarter of fiscal 2006 was 38.7% compared to 39.0% in the same period of fiscal 2005. The decrease in the effective tax rate was the result of tax law changes.

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended July 31, 2005 and 2004, by classifying transactions into three major categories: operating, investing, and financing activities.

Operating Activities

The Company’s main source of liquidity is cash generated from operating activities consisting of net earnings adjusted for non-cash operating items, primarily depreciation and amortization, and changes in operating assets and liabilities such as receivables, inventories, and payables.

Cash provided by operating activities in the first three months of fiscal 2006 was $11.7 million compared to $28.2 million in fiscal 2005. The decrease in cash generated from operations compared to last year was attributable to a decrease in net income combined with increases in customer receivables, inventories, and deferred income taxes which were partially offset by increases in depreciation and amortization, accrued compensation and related expenses, and other accrued expenses. Changes in cash flow from customer receivables were due to increased sales activity and timing of cash receipts. Inventory balances increased due to higher demand and in support of newer manufacturing facilities. Deferred income taxes increased due to timing of stock option exercises. Depreciation and amortization increased as a result of investment in property, plant, and equipment during fiscal 2005 combined with added promotional display amortization. Accrued compensation and related expenses, and other accrued expenses increased due to timing.

Investing Activities

The Company’s primary investing activities are capital expenditures and investments in promotional displays. Net cash used by investing activities in the first three months of fiscal 2006 was $9.2 million compared to $21.2 million in fiscal 2005. Net property, plant, and equipment additions for the first three months of fiscal 2006 were $6.6 million compared to $17.4 million in the first quarter of fiscal 2005. These expenditures were primarily for completion of a new component facility in Hardy County, West Virginia, and a new assembly facility in Allegany County, Maryland, equipment deposits for expanded capacity, and other equipment and tooling related to cost savings projects. The Company’s investment in promotional displays for the first quarter of fiscal 2006 was $2.6 million compared to $4.0 million in the first quarter of fiscal 2005 . The Company currently expects to invest approximately $45 to $50 million in capital spending and $10 to $12 million in promotional displays during the remainder of fiscal 2006.

Financing Activities

During the first quarter of fiscal 2006, cash used in financing activities was $0.4 million compared to cash generated of $7.7 million in fiscal 2005. In fiscal 2005, net borrowings increased $10 million as the Company closed on a $10 million, low interest loan from the West Virginia Economic Development Authority. In addition, due to timing, the Company was required to make a one day borrowing of funds from its term credit facility of $2.3 million in the first quarter of fiscal 2005. In the first quarter of fiscal 2006, the Company serviced its existing debt obligations and had no new borrowings.

Cash dividends paid to shareholders were $0.5 million and $0.4 million for the first quarter of 2006 and 2005, respectively.

Under the Company’s stock repurchase plan approved by the Board of Directors in August 2004 and May 2005, the Company repurchased $0.7 million of stock during the first quarter of fiscal 2006. Each authorization was for the repurchase of up to $10 million of company stock from time to time, when in the opinion of management, the market price presents an attractive return on investment for the shareholders. At July 31, 2005, approximately $11.9 million remains authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock under these authorizations. See Part II, Item 2 for a table summarizing stock repurchases in the quarter, and the approximate dollar value of shares that may be repurchased under the program.

FINANCIAL CONDITION AND LIQUIDITY

Cash flow from operations combined with accumulated cash on hand and available borrowing capacity is expected to be sufficient to meet forecasted working capital requirements, service existing debt obligations, and fund capital expenditures for the remainder of fiscal 2006 and fiscal 2007. As of July 31, 2005, the Company had $35 million available under existing credit facilities.

The timing of the Company’s contractual obligations as summarized in the Annual Report on Form 10-K for fiscal year 2005 remains consistent except for the amendment to the $10 million term loan facility to extend the maturity date of the note from May 31, 2006 to May 31, 2010.

Dividends Declared

On August 25, 2005, the Board of Directors approved a $.03 per share cash dividend on its Common Stock. The cash dividend will be paid on September 23, 2005, to shareholders of record on September 9, 2005.

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

As of July 31, 2005, the Company had no instruments which were sensitive to changes in the market. All borrowings of the Company after consideration of the interest rate swap carry a fixed interest rate between 2% and 6%. See additional disclosures in the Company’s Annual Report on Form 10-K for the year ended April 30, 2005.

Item 4.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 31, 2005. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the design and operating effectiveness of the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the business. The Company does not have any litigation that does not constitute ordinary, routine litigation to its business.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

The following table summarizes repurchases of common stock in the quarter ended July 31, 2005:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs(1)
May 1 - 31, 2005	9,000	$33.476	9,000	$2,382,103
June 1 - 30, 2005	—	—	—	$12,382,103
July 1 - 31, 2005	13,300	$32.823	13,300	$11,945,559

Quarter ended July 31, 2005	22,300	$33.087	22,300	$11,945,559

(1)	In August 2004 and May 2005, the Company’s Board of Directors approved plans to repurchase up to $10 million per plan of the Company’s common stock. These plans have no expiration date. In the first quarter of fiscal 2006, the Company repurchased 22,300 shares under the approved plans. At July 31, 2005, $11.9 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of American Woodmark Corporation held on August 25, 2005, the holders of 15,605,980 of the total 16,404,102 shares of Common Stock outstanding and eligible to vote duly executed and delivered valid proxies. The shareholders approved the three items outlined within the Company’s Proxy Statement that was solicited to shareholders and reported to the Commission pursuant to Regulation 14A under the Act.

The following items were approved at the Company’s Annual Meeting:

		Negative/
	Affirmative	Withheld	Abstentions/
	Votes	Votes	Non-Votes
1. Election of the Board of Directors.
William F. Brandt, Jr.	15,066,356	539,624	—
Daniel T. Carroll	15,067,330	538,650	—
Martha M. Dally	12,065,705	3,540,275	—
James G. Davis	12,139,212	3,466,768	—
Neil P. DeFeo	12,118,645	3,487,335	—
James J. Gosa	15,047,943	558,037	—
Kent B. Guichard	15,056,318	549,662	—
Daniel T. Hendrix	13,882,379	1,723,601	—
Kent J. Hussey	15,186,936	419,044	—
G. Thomas McKane	15,183,809	422,171	—
Carol B. Moerdyk	15,186,686	419,294	—
2. Ratification of Selection of Independent
Registered Public Accounting Firm	15,586,854	16,724	2,402
3. Consideration and vote upon the Company’s
2005 Non-Employee Directors Stock Option Plan	9,394,697	5,355,706	7,852

As the members of the Board of Directors were elected individually, the aforementioned tallies pertaining to re-election represent a range of affirmative and negative votes. All of the directors of the Board stood for re-election. There were no other directors whose term of office continued after the meeting.

Item 6.	Exhibits

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004; Commission File No. 0-14798).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2(a) to the Company’s Annual Report on Form 10-K filed on July 14, 2004; Commission File No. 0-14798).

10.10(o)	Amendment to $10,000,000 Term Loan Facility between the Company and Bank of America, N.A. as of July 29, 2005. Filed Herewith.

10.10(p)	Amendment to $35,000,000 Financing Agreement and $10,000,000 Term Loan Facility between the Company and Bank of America, N.A. as of June 29, 2005. Filed Herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed Herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed Herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION (Registrant)

/s/ Dennis M. Nolan, Jr.	/s/ Jonathan H. Wolk
Dennis M. Nolan, Jr. Vice President and Corporate Controller	Jonathan H. Wolk Vice President and Chief Financial Officer

Date: September 1, 2005 Signing on behalf of the registrant and as principal accounting officer	Date: September 1, 2005 Signing on behalf of the registrant and as principal executive officer