Form 10-Q
period 2005-10-31
AMERICAN WOODMARK CORP
filed 2005-12-07
CIK 794619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	16,473,224 shares outstanding
Class	as of December 6, 2005

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.

AMERICAN WOODMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	October 31, 2005 (Unaudited)	April 30, 2005 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$37,876	$24,406
Customer receivables, net	45,512	52,877
Inventories	70,648	65,213
Prepaid expenses and other	5,168	3,268
Deferred income taxes	11,528	10,890

Total Current Assets	170,732	156,654
Property, plant, and equipment, net	183,534	185,513
Promotional displays, net	17,481	16,740
Other assets	1,199	1,250
Intangible pension asset	1,011	1,011

	$373,957	$361,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$34,018	$35,752
Accrued compensation and related expenses	31,145	30,564
Current maturities of long-term debt	1,068	1,046
Accrued marketing expenses	8,410	6,787
Other accrued expenses	7,446	8,393

Total Current Liabilities	82,087	82,542

Long-term debt, less current maturities	28,779	29,217
Deferred income taxes	12,849	13,339
Long-term pension liabilities	16,149	16,149
Other long-term liabilities	4,225	4,730

Stockholders’ Equity
Preferred Stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common Stock, no par value; 40,000,000 shares authorized; issued and outstanding 16,472,824 shares at October 31, 2005; 16,397,520 shares at April 30, 2005	53,981	51,189
Retained earnings	188,065	176,303
Accumulated other comprehensive loss
Minimum pension liability	(12,178)	(12,178)
Unrealized loss on derivative contracts	—	(123)

Total accumulated other comprehensive loss	(12,178)	(12,301)

Total Stockholders’ Equity	229,868	215,191

	$373,957	$361,168

See accompanying condensed notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

(Unaudited)

	Three Months Ended October 31		Six Months Ended October 31
	2005	2004	2005	2004
Net sales	$214,535	$199,149	$430,099	$386,683
Cost of sales and distribution	180,808	156,479	359,482	305,143

Gross Profit	33,727	42,670	70,617	81,540

Selling and marketing expenses	18,115	16,405	35,928	32,531
General and administrative expenses	5,709	7,623	12,635	14,509

Operating Income	9,903	18,642	22,054	34,500

Interest expense	259	125	513	134
Other income	(311)	(97)	(574)	(152)

Income Before Income Taxes	9,955	18,614	22,115	34,518

Income tax expense	3,783	7,259	8,488	13,462

Net Income	$6,172	$11,355	$13,627	$21,056

Earnings Per Share

Weighted average shares outstanding
Basic	16,435,844	16,461,839	16,417,119	16,456,306
Diluted	16,793,367	16,918,556	16,758,552	16,849,175

Net income per share
Basic	$0.38	$0.69	$0.83	$1.28
Diluted	$0.37	$0.67	$0.81	$1.25

Cash dividends per share	$0.03	$0.03	$0.06	$0.055

See accompanying condensed notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended October 31
	2005	2004
Operating Activities
Net income	$13,627	$21,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,268	14,974
Net loss on disposal of property, plant, and equipment	42	72
Deferred income taxes	(1,128)	6,540
Tax benefit from stock options exercised	417	1,445
Other non-cash items	1,734	478
Changes in operating assets and liabilities:
Customer receivables	6,478	3,836
Inventories	(5,979)	(2,586)
Prepaid expenses and other current assets	(1,900)	(5,754)
Accounts payable	(1,734)	7,847
Accrued compensation and related expenses	581	911
Other accrued expenses	675	3,197
Other	(775)	612

Net Cash Provided by Operating Activities	30,306	52,628

Investing Activities
Payments to acquire property, plant, and equipment	(9,578)	(39,519)
Proceeds from sales of property, plant, and equipment	3	206
Investment in promotional displays	(7,354)	(7,796)

Net Cash Used by Investing Activities	(16,929)	(47,109)

Financing Activities
Payments of long-term debt	(416)	(2,694)
Proceeds from long-term debt	—	12,300
Proceeds from exercises of stock options	2,467	913
Repurchases of common stock	(973)	(5,610)
Payment of dividends	(985)	(908)

Net Cash Provided by Financing Activities	93	4,001
Net Increase In Cash And Cash Equivalents	13,470	9,520
Cash And Cash Equivalents, Beginning of Period	24,406	29,432

Cash And Cash Equivalents, End of Period	$37,876	$38,952

See accompanying condensed notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior amounts have been reclassified to conform to the current period presentation. Operating results for the six month period ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ended April 30, 2006. The unaudited financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2005.

NOTE B—NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123 (Revised 2004), "Share-Based Payment," which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123 (R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."   Under FASB Statement No. 123 (R), all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values as of the awards’ grant date and the estimated number of awards that are expected to vest. The Company will be required to adopt this statement as of May 1, 2006.  The Company is currently evaluating the impact of adopting Statement No. 123 (R) on its results of operations and its financial position.

NOTE C—COMPREHENSIVE INCOME

The Company’s comprehensive income was $6.2 million and $13.8 million for the three months and six months ended October 31, 2005, respectively, and $11.4 million and $21.1 million for the three months and six months ended October 31, 2004, respectively. Comprehensive income differs from net income for the three months and six months ending October 2005 and 2004 due to a change in the accumulated unrealized loss on the Company’s interest rate swap agreement.

NOTE D—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended October 31		Six Months Ended October 31
	2005	2004	2005	2004
Numerator used for both basic and dilutive earnings per share:
Net income	$6,172	$11,355	$13,627	$21,056

Denominator:
Denominator for basic earnings per share-weighted average shares	16,436	16,462	16,417	16,456
Effect of dilutive securities:
Stock Options	357	457	341	393

Denominator for diluted earnings per share-weighted average shares and assumed conversions	16,793	16,919	16,758	16,849

Net income per share
Basic	$0.38	$0.69	$0.83	$1.28
Diluted	$0.37	$0.67	$0.81	$1.25

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

The following table summarizes the pro forma effects on net income assuming compensation cost for such awards had been recorded based upon the estimated fair value on the date of the grant (in thousands, except per share data):

	Three Months Ended October 31		Six Months Ended October 31
	2005	2004	2005	2004
Net income	$6,172	$11,355	$13,627	$21,056
Stock-based employee compensation expense, net of income tax effects	(876)	(739)	(1,650)	(1,358)

Pro forma net income	$5,296	$10,616	$11,977	$19,698

Pro forma net income per share
Basic	$0.32	$0.64	$0.73	$1.20
Diluted	$0.32	$0.63	$0.71	$1.17

To determine these amounts, the fair value of each stock option has been estimated on the date of the grant using a Black-Scholes option-pricing model. Significant assumptions used in this model include the following:

	October 31, 2005	October 31, 2004
Expected volatility	0.503	0.507
Risk-free interest rates	3.88%	3.98%
Expected dividend yield	0.41%	0.37%
Expected life in years	6.0	6.0
Weighted-average fair value per share	$14.60	$13.71

NOTE F—CUSTOMER RECEIVABLES

The components of customer receivables were:

(in thousands)	October 31, 2005	April 30, 2005
Gross customer receivables	$51,996	$58,461
Less:
Allowance for doubtful accounts	(716)	(698)
Allowances for returns and discounts	(5,768)	(4,886)

Net customer receivables	$45,512	$52,877

NOTE G—INVENTORIES

The components of inventories were:

(in thousands)	October 31, 2005	April 30, 2005
Raw materials	$21,441	$19,821
Work-in-process	44,383	42,051
Finished goods	18,433	16,378

Total FIFO inventories	$82,257	$78,250
Reserve to adjust inventories to LIFO value	(13,609)	(13,037)

Total LIFO inventories	$70,648	$65,213

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

The following is a reconciliation of the Company’s warranty liability:

	Period Ending October 31,
(in thousands)	2005	2004
Beginning balance at May 1	$4,952	$3,322
Accrual	14,863	11,566
Settlements	(14,847)	(11,024)

Ending balance at October 31	$4,968	$3,864

NOTE I—CASH FLOW

Supplemental disclosures of cash flow information:

	Six Months Ended October 31,
(in thousands)	2005	2004
Cash paid during the period for:
Interest	$469	$461
Income taxes	$10,551	$9,759

NOTE J—PENSION BENEFITS

Net periodic pension cost consisted of the following for the three months and six months ended October 31, 2005 and 2004.

	Three Months Ended October 31		Six Months Ended October 31
(in thousands)	2005	2004	2005	2004
Service cost	$1,340	$992	$2,680	$1,984
Interest cost	1,005	894	2,009	1,788
Expected return on plan assets	(853)	(672)	(1,705)	(1,344)
Amortization of net loss	488	306	975	612
Amortization of prior service cost	32	29	65	58

Net periodic pension cost	$2,012	$1,549	$4,024	$3,098

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended April 30, 2005, that it expected to contribute $7.7 million to its pension plan in fiscal 2006. As of October 31, 2005, $3.1 million of contributions have been made. The Company presently anticipates contributing an additional $4.6 million to fund its pension plan in fiscal 2006 for a total of $7.7 million.

NOTE K—OTHER INFORMATION

The Company is involved in various suits and claims in the normal course of business. Included therein are claims against the Company pending before the Equal Employment Opportunity Commission. Although management believes that such suits and EEOC claims are without merit and intends to vigorously contest them, the ultimate outcome of these matters cannot be determined at this time. In the opinion of management, after consultation with counsel, the ultimate liabilities and losses, if any, that may result from suits and claims involving the Company will not have a material adverse effect on the Company’s results of operations,financial position, or liquidity.

NOTE L—LONG-TERM DEBT

On July 29, 2005, the Company amended its $10 million term loan facility to extend the maturity date of the note from May 31, 2006 to May 31, 2010.

NOTE M—SUBSEQUENT EVENTS

On November 18, 2005, the Board of Directors approved a $0.03 per share cash dividend on its common stock.The cash dividend will be paid on December 19, 2005, to shareholders of record on December 5, 2005.

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

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent distributors. At October 31, 2005, the Company operated fifteen manufacturing facilities and ten service centers across the country.

During the second quarter of fiscal 2006, the Company experienced growth in net sales driven by expansion in both the new construction and remodeling markets.  New construction markets serviced by the Company exhibited growth due to the continued favorable housing environment. Demand for the Company’s products in the remodeling market also exhibited growth as home improvement activity remained positive. Gross profit for the second quarter of fiscal 2006 was 15.7% down from 17.1% in the first quarter of fiscal 2006 and 21.4% in the second quarter of fiscal 2005. The decline in gross profit was driven by higher transportation, material, labor, and overhead costs.

Net income for the second quarter of fiscal 2006 was $6.2 million compared to $11.4 million during the second quarter of fiscal 2005.

Results of Operations

(in thousands)	Three Months Ended October 31			Six Months Ended October 31
	2005	2004	Percent Change	2005	2004	Percent Change
Net Sales	$214,535	$199,149	7.7%	$430,099	$386,683	11.2%
Gross Profit	33,727	42,670	(21.0%)	70,617	81,540	(13.4%)
Selling and Marketing Expenses	18,115	16,405	10.4%	35,928	32,531	10.4%
General and Administrative Expenses	5,709	7,623	(25.1%)	12,635	14,509	(12.9%)
Interest Expense	259	125	107%	513	134	283%

Sales.  Net sales were $214.5 million for the second quarter of fiscal 2006, an increase of 7.7% over the second quarter of fiscal 2005. For the first six months of fiscal 2006, net sales were $430.1 million, an increase of 11.2% over the same period in fiscal 2005. Higher sales for both the quarter and six month periods were the result of continued growth in both the remodeling and new home construction markets. Overall unit volume for the quarter and the six month period ended October 31, 2005, increased 2.9% and 4.9%, respectively, due to the combination of general market growth and new products. The average revenue per unit increased 4.7% for the second quarter of fiscal 2006 and 6.0% for the six month period ended October 31, 2005, as a result of shifts in product mix and improved pricing.

Gross Profit.  Gross profit margin for the second quarter of fiscal 2006 was 15.7% compared to 21.4% for the same period of fiscal 2005. For the first six months of fiscal 2006, gross margin was 16.4% compared to 21.1% for the same period of fiscal 2005. Transportation cost increased 1.6% of sales for the second quarter of fiscal 2006 and 1.5% of sales for the six month period ended October 31, 2005, due to excessive fuel costs and rate increases. Material costs increased 0.7% of sales and 0.6% of sales for the quarter and six month period ended October 31, 2005, respectively, as a result of product mix. Labor costs increased 0.9% of sales for both the quarter and six month period ended October 31, 2005, as a result of decreased productivity and additional employees to support new facilities. Overhead costs increased 2.1% of sales for the second quarter of fiscal 2006 and increased 1.6% of sales for the six month period ended October 31, 2005, mainly due to higher depreciation and other start-up costs associated with new capacity.

Selling and Marketing Expenses.  Selling and marketing expenses for the second quarter of fiscal 2006 were $18.1 million or 8.4% of sales compared to $16.4 million or 8.2% of sales for the same period in fiscal 2005. For the first six months of fiscal 2006, selling and marketing expenses were $35.9 million or 8.4% of sales compared to $32.5 million or 8.4% of sales for the first six months of fiscal 2005. The increase as a percent of sales in the second quarter of fiscal 2006 was primarily due to higher advertising and display costs. During the first six months of fiscal 2006, selling and marketing expenses as a percent of sales are flat compared to the prior year as a result of continued cost management efforts.

General and Administrative Expenses.  General and administrative expenses for the second quarter of fiscal 2006 were $5.7 million or 2.7% of sales compared to $7.6 million or 3.8% of sales for the same period in fiscal 2005. For the first six months of fiscal 2006, general and administrative expenses were $12.6 million or 2.9% of sales compared to $14.5 million or 3.8% of sales for the same period of fiscal 2005. Decreases between periods were primarily the result of decreased professional fees, including costs incurred in fiscal 2005 associated with Section 404 compliance of the Sarbanes-Oxley Act of 2002, and lower costs associated with the Company’s pay-for-performance employee incentive plans.

Interest Expense.  Interest expense for the second quarter and first six months of fiscal 2006 was $259 thousand and $513 thousand respectively, compared to $125 thousand and $134 thousand for the second quarter and first six months of fiscal 2005. The increase between periods is attributable to fewer long-term capital projects in fiscal 2006, resulting in less capitalized interest.

Effective Income Tax Rates.  The Company’s effective income tax rate for the second quarter and first six months of fiscal 2006 was 38.0% and 38.4% respectively, compared to 39.0% in the same periods of fiscal 2005. The decrease in the effective tax rate was attributable to a special manufacturing deduction resulting from the American Jobs Creation Act of 2004.

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the six months ended October 31, 2005 and 2004, by classifying transactions into three major categories: operating, investing, and financing activities.

Operating Activities

The Company’s main source of liquidity is cash generated from operating activities consisting of net earnings adjusted for non-cash operating items, primarily depreciation and amortization, and changes in operating assets and liabilities such as receivables, inventories, and payables.

Cash provided by operating activities in the first six months of fiscal 2006 was $30.3 million compared to $52.6 million in fiscal 2005. The decrease in cash provided from operations compared to last year was attributable to a decrease in net income combined with increases in inventories and deferred income taxes and decreases in accounts payable and other accrued expenses, which were partially offset by increases in depreciation and amortization and customer receivables. Changes in cash flow from inventories resulted from higher demand and support of newer manufacturing facilities. Deferred income taxes increased due to timing of stock option exercises. Changes in cash flow from customer receivables and accounts payable were due to increased sales activity and timing of cash payments and receipts. Depreciation and amortization increased as a result of investment in property, plant, and equipment during fiscal 2005 combined with added promotional display amortization. Other accrued expenses decreased due to timing.

Investing Activities

The Company’s primary investing activities are capital expenditures and investments in promotional displays. Net cash used by investing activities in the first six months of fiscal 2006 was $16.9 million compared to $47.1 million in fiscal 2005. Net property, plant, and equipment additions for the first six months of fiscal 2006 were $9.6 million compared to $39.5 million in the same period of fiscal 2005. The expenditures during the past six months were primarily for an expansion of the assembly facility in Jackson, Georgia, equipment deposits for expanded capacity, and other equipment and tooling related to cost savings projects. The Company’s investment in promotional displays for the first six months of fiscal 2006 was $7.4 million compared to $7.8 million in the first six months of fiscal 2005. The Company currently expects to invest approximately $8 to $12 million in capital spending and $7 to $9 million in promotional displays during the remainder of fiscal 2006.

Financing Activities

During the first six months of fiscal 2006, cash generated from financing activities was $93 thousand compared to cash generated of $4.0 million in fiscal 2005. In fiscal 2005, net borrowings included a $10 million, low interest loan from the West Virginia Economic Development Authority. This was offset by repurchases of the Company’s stock of $5.6 million in the first six months of fiscal 2005. In the first six months of fiscal 2006, exercises of stock options provided $2.5 million, which was mostly offset by funds outflows for stock repurchases, dividend payments, and debt repayments.

Cash dividends paid to shareholders were $1.0 million and $0.9 million for the first six months of fiscal 2006 and 2005, respectively.

Under the Company’s stock repurchase plan approved by the Board of Directors in August 2004 and May 2005, the Company repurchased $1.0 million of common stock during the first six months of fiscal 2006. Each authorization was for the repurchase of up to $10 million of common stock from time to time, when in the opinion of management, the market price presents an attractive return on investment for the shareholders. At October 31, 2005, approximately $11.7 million remains authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock under these authorizations. See Part II, Item 2 for a table summarizing stock repurchases in the quarter ended October 31, 2005, and the approximate dollar value of shares that may be repurchased under the program.

FINANCIAL CONDITION AND LIQUIDITY

Cash flow from operations combined with accumulated cash on hand and available borrowing capacity is expected to be sufficient to meet forecasted working capital requirements, service existing debt obligations, and fund capital expenditures for the remainder of fiscal 2006 and fiscal 2007. As of October 31, 2005, the Company had $35 million available under existing credit facilities.

The timing of the Company’s contractual obligations as summarized in the Company’s Annual Report on Form 10-K for fiscal year 2005 remains consistent except for the amendment to the $10 million term loan facility to extend the maturity date of the note from May 31, 2006 to May 31, 2010.

Dividends Declared

On November 18, 2005, the Board of Directors approved a $.03 per share cash dividend on its common stock. The cash dividend will be paid on December 19, 2005, to shareholders of record on December 5, 2005.

Seasonal and Inflationary Factors

The Company’s business has historically been subject to seasonal influences, with higher sales typically realized in the second and fourth fiscal quarters.

The costs of the Company’s products are subject to inflationary pressures and commodity price fluctuations. The Company has generally been able over time to recover the effects of inflation and commodity price fluctuations through sales price increases.

Item 3.	Quantitative and Qualitative Disclosures of Market Risk

As of October 31, 2005, the Company had no instruments which were sensitive to changes in the market. All borrowings of the Company, after consideration of the interest rate swap, carry a fixed interest rate between 2% and 6%. See additional disclosures in the Company’s Annual Report on Form 10-K for the year ended April 30, 2005.

Item 4.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2005. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the design and operating effectiveness of the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the business. The Company does not have any litigation that does not constitute ordinary, routine litigation to its business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock in the quarter ended October 31, 2005:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (1)
August 1 - 31, 2005	7,000	$33.607	7,000	$11,710,308
September 1 - 30, 2005	—	$—	—	$11,710,308
October 1 - 31, 2005	—	$—	—	$11,710,308

Quarter ended October 31, 2005	7,000	$33.607	7,000	$11,710,308

(1)	In August 2004 and May 2005, the Company’s Board of Directors approved plans to repurchase up to $10 million per plan of the Company’s common stock. These plans have no expiration date. In the second quarter of fiscal 2006, the Company repurchased 7,000 shares under the approved plans. At October 31, 2005, $11.7 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.

Item 6.	Exhibits

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004; Commission File No. 0-14798).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2(a) to the Company’s Annual Report on Form 10-K filed on July 14, 2004; Commission File No. 0-14798).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed Herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed Herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION (Registrant)

/s/ Dennis M. Nolan, Jr.	/s/ Jonathan H. Wolk
Dennis M. Nolan, Jr. Vice President and Corporate Controller	Jonathan H. Wolk Vice President and Chief Financial Officer

Date: December 7, 2005 Signing on behalf of the registrant and as principal accounting officer	Date: December 7, 2005 Signing on behalf of the registrant and as principal financial officer