Form 10-Q
period 2006-01-31
AMERICAN WOODMARK CORP
filed 2006-03-10
CIK 794619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  ☐         Accelerated Filer  ☒         Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	16,032,796 shares outstanding
Class	as of March 9, 2006

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.

AMERICAN WOODMARK CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	January 31, 2006	April 30, 2005
ASSETS
Current Assets
Cash and cash equivalents	$32,727	$24,406
Customer receivables, net	37,827	52,877
Inventories	66,837	65,213
Prepaid expenses and other	4,884	3,268
Deferred income taxes	10,928	10,890

Total Current Assets	153,203	156,654
Property, plant, and equipment, net	179,469	185,513
Promotional displays, net	16,951	16,740
Other assets	836	1,250
Intangible pension asset	1,011	1,011

	$351,470	$361,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$23,853	$35,752
Accrued compensation and related expenses	28,861	30,564
Current maturities of long-term debt	1,317	1,046
Accrued marketing expenses	5,568	6,787
Other accrued expenses	6,784	8,393

Total Current Liabilities	66,383	82,542

Long-term debt, less current maturities	28,294	29,217
Deferred income taxes	12,205	13,339
Long-term pension liabilities	16,149	16,149
Other long-term liabilities	4,103	4,730

Stockholders’ Equity
Preferred Stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common Stock, no par value; 40,000,000 shares authorized; issued and outstanding 16,023,996 shares at January 31, 2006; 16,397,520 shares at April 30, 2005	52,944	51,189
Retained earnings	183,588	176,303
Accumulated other comprehensive loss
Minimum pension liability	(12,178)	(12,178)
Unrealized loss on derivative contracts	(18)	(123)

Total accumulated other comprehensive loss	(12,196)	(12,301)

Total Stockholders’ Equity	224,336	215,191

	$351,470	$361,168

See accompanying condensed notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

(Unaudited)

	Three Months Ended January 31		Nine Months Ended January 31
	2006	2005	2006	2005
Net sales	$191,143	$183,175	$621,242	$569,858
Cost of sales and distribution	157,788	148,794	517,270	453,937

Gross Profit	33,355	34,381	103,972	115,921

Selling and marketing expenses	17,877	16,623	53,805	49,154
General and administrative expenses	5,833	6,215	18,468	20,724

Operating Income	9,645	11,543	31,699	46,043

Interest expense	247	75	760	209
Other income	(391)	(143)	(965)	(295)

Income Before Income Taxes	9,789	11,611	31,904	46,129

Provision for income taxes	3,720	4,528	12,208	17,990

Net Income	$6,069	$7,083	$19,696	$28,139

Earnings Per Share

Weighted average shares outstanding
Basic	16,276,047	16,490,145	16,370,095	16,467,586
Diluted	16,464,508	16,989,909	16,657,573	16,896,086

Net income per share
Basic	$0.37	$0.43	$1.20	$1.71
Diluted	$0.37	$0.42	$1.18	$1.67

Cash dividends per share	$0.03	$0.03	$0.09	$0.085

See accompanying condensed notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended January 31
	2006	2005
Operating Activities
Net income	$19,696	$28,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,734	24,047
Net loss on disposal of property, plant, and equipment	53	95
Deferred income taxes	(1,171)	5,271
Tax benefit from stock options exercised	421	2,382
Other non-cash items	1,412	969
Changes in operating assets and liabilities:
Customer receivables	14,703	8,861
Inventories	(2,235)	(4,896)
Prepaid expenses and other current assets	(1,440)	(6,606)
Other assets	194	(453)
Accounts payable	(11,899)	1,550
Accrued compensation and related expenses	(1,703)	(5,597)
Other accrued expenses	(2,828)	3,060
Other	(1,152)	(174)

Net Cash Provided by Operating Activities	41,785	56,648

Investing Activities
Payments to acquire property, plant, and equipment	(11,417)	(54,385)
Proceeds from sales of property, plant, and equipment	3	241
Investment in promotional displays	(10,320)	(11,135)

Net Cash Used by Investing Activities	(21,734)	(65,279)

Financing Activities
Payments of long-term debt	(652)	(2,914)
Proceeds from long-term debt	—	12,300
Proceeds from issuance of common stock	2,956	2,189
Repurchases of common stock	(12,555)	(7,537)
Payment of dividends	(1,479)	(1,401)
Grant proceeds relating to property, plant, and equipment	—	4,250

Net Cash (Used) Provided by Financing Activities	(11,730)	6,887
Net Increase (Decrease) In Cash And Cash Equivalents	8,321	(1,744)
Cash And Cash Equivalents, Beginning of Period	24,406	29,432

Cash And Cash Equivalents, End of Period	$32,727	$27,688

See accompanying condensed notes to consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior amounts have been reclassified to conform to the current period presentation. Operating results for the nine month period ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ended April 30, 2006. The unaudited financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2005.

NOTE B—NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123 (R) (Revised 2004), "Share-Based Payment," which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123 (R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."   Under FASB Statement No. 123 (R), all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values as of the awards’ grant date and the estimated number of awards that are expected to vest. The Company will be required to adopt this statement as of May 1, 2006.  The Company is currently evaluating the impact of adopting Statement No. 123 (R) on its results of operations and its financial position.

NOTE C—COMPREHENSIVE INCOME

The Company’s comprehensive income was $6.1 million and $19.8 million for the three months and nine months ended January 31, 2006, respectively, and $7.2 million and $28.3 million for the three months and nine months ended January 31, 2005, respectively. Comprehensive income differs from net income for the three months and nine months ending January 2006 and 2005 due to a change in the accumulated unrealized loss on the Company’s interest rate swap.

NOTE D—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended January 31		Nine Months Ended January 31
	2006	2005	2006	2005
Numerator used for both basic and dilutive earnings per share:
Net income	$6,069	$7,083	$19,696	$28,139

Denominator:
Denominator for basic earnings per share-weighted average shares	16,276	16,490	16,370	16,468
Effect of dilutive securities:
Stock Options	188	500	288	428

Denominator for diluted earnings per share-weighted average shares and assumed conversions	16,464	16,990	16,658	16,896

Net income per share
Basic	$0.37	$0.43	$1.20	$1.71
Diluted	$0.37	$0.42	$1.18	$1.67

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

The following table summarizes the pro forma effects on net income assuming compensation cost for such awards had been recorded based upon the estimated fair value on the date of the grant (in thousands, except per share data):

	Three Months Ended January 31		Nine Months Ended January 31
	2006	2005	2006	2005
Net income	$6,069	$7,083	$19,696	$28,139
Stock-based employee compensation expense, net of income tax effects	(848)	(851)	(2,498)	(2,209)

Pro forma net income	$5,221	$6,232	$17,198	$25,930

Pro forma net income per share
Basic	$0.32	$0.38	$1.05	$1.57
Diluted	$0.32	$0.37	$1.03	$1.53

To determine these amounts, the fair value of each stock option has been estimated on the date of the grant using a Black-Scholes option-pricing model. Significant assumptions used in this model include the following:

	January 31, 2006	January 31, 2005
Expected volatility	0.503	0.507
Risk-free interest rates	3.88%	3.96%
Expected dividend yield	0.41%	0.37%
Expected life in years	6.0	6.0
Weighted-average fair value per share	$14.60	$14.29

NOTE F—CUSTOMER RECEIVABLES

The components of customer receivables were:

(in thousands)	January 31, 2006	April 30, 2005
Gross customer receivables	$43,766	$58,461
Less:
Allowance for doubtful accounts	(702)	(698)
Allowances for returns and discounts	(5,237)	(4,886)

Net customer receivables	$37,827	$52,877

NOTE G—INVENTORIES

The components of inventories were:

(in thousands)	January 31, 2006	April 30, 2005
Raw materials	$20,907	$19,821
Work-in-process	44,408	42,051
Finished goods	14,662	16,378

Total FIFO inventories	$79,977	$78,250
Reserve to adjust inventories to LIFO value	(13,140)	(13,037)

Total LIFO inventories	$66,837	$65,213

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

The following is a reconciliation of the Company’s warranty liability:

	Nine Months Ended January 31,
(in thousands)	2006	2005
Beginning balance at May 1	$4,952	$3,322
Accrual	20,171	17,598
Settlements	(20,883)	(17,218)

Ending balance at January 31	$4,240	$3,702

NOTE I—CASH FLOW

Supplemental disclosures of cash flow information:

	Nine Months Ended January 31,
(in thousands)	2006	2005
Cash paid during the period for:
Interest	$1,464	$807
Income taxes	$14,057	$15,922

NOTE J—PENSION BENEFITS

Net periodic pension cost consisted of the following for the three months and nine months ended January 31, 2006 and 2005.

	Three Months Ended January 31		Nine Months Ended January 31
(in thousands)	2006	2005	2006	2005
Service cost	$1,340	$992	$4,020	$2,976
Interest cost	1,005	894	3,014	2,682
Expected return on plan assets	(853)	(672)	(2,558)	(2,016)
Amortization of net loss	488	306	1,463	918
Amortization of prior service cost	32	29	97	87

Net periodic pension cost	$2,012	$1,549	$6,036	$4,647

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended April 30, 2005, that it expected to contribute $7.7 million to its pension plan in fiscal 2006. As of January 31, 2006, $6.0 million of contributions have been made. The Company presently anticipates contributing an additional $1.7 million to fund its pension plan in fiscal 2006 for a total of $7.7 million.

NOTE K—OTHER INFORMATION

The Company is involved in suits and claims in the normal course of business, including product liability and general liability claims, in addition to claims pending before the EEOC. On at least a quarterly basis, the Company consults with its legal counsel to ascertain the reasonable likelihood that such claims may result in a loss. As required by Statement of Financial Accounting Standard No. 5 (SFAS 5), the Company categorizes the various suits and claims into three categories according to their likelihood for resulting in potential loss; those that are probable (i.e., more likely than not), those that are reasonably possible, and those that are deemed to be remote. The Company accounts for these loss contingencies in accordance with SFAS 5. Where losses are deemed to be probable and estimable, accruals are made. Where losses are deemed to be reasonably possible or remote, a range of loss estimates is determined. Where no loss estimate range can be made, the Company and its counsel perform a worst case estimate. In determining these loss range estimates, the Company considers known values of similar claims and consultation with counsel.

The Company believes that the aggregrate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible were not material.

NOTE L—LONG-TERM DEBT

On July 29, 2005, the Company amended its $10 million term loan facility to extend the maturity date of the note from May 31, 2006 to May 31, 2010.

NOTE M—SUBSEQUENT EVENTS

On March 1, 2006, the Board of Directors authorized the repurchase of an additional $10 million in common stock. The additional authorization increases the total repurchase program, initiated in 2001, to $50 million.

On March 1, 2006, the Board of Directors approved a $0.03 per share cash dividend on its common stock.The cash dividend will be paid on March 31, 2006, to shareholders of record on March 17, 2006.

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

Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “plan,” “may” or other similar words. Forward-looking statements, contained in this Management’s Discussion and Analysis are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements. In addition, we participate in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings. These include (1) overall industry demand at reduced levels, (2) economic weakness in a specific channel of distribution, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, (5) a dramatic increase to the cost of diesel fuel and/or transportation related services, (6) the need to respond to price or product initiatives launched by a competitor, and (7) sales growth at a rate that outpaces the Company’s ability to install new capacity. While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a materially adverse impact on operating results.

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent distributors. At January 31, 2006, the Company operated fifteen manufacturing facilities and nine service centers across the country.

The Company’s gross profit and net income declined for the first nine months of fiscal 2006 as compared with the comparable period of fiscal 2005. The Company was adversely impacted by two operational events that occurred in the latter part of fiscal 2005, namely (1) the impact upon the Company’s material planning system from the start-up of two new manufacturing facilities, and (2) the transition of the majority of the Company’s transportation delivery network to new or other existing carriers. The adverse impact of these two events increased the Company’s production and transportation costs and resulted in a temporary loss of market share in geographical regions that were impacted by these events. The Company believes that these operational events were completely resolved during the third quarter of fiscal 2006.

During the third quarter of fiscal 2006, the Company experienced growth in net sales driven by expansion in both the new construction and remodeling markets.  New construction markets serviced by the Company exhibited growth due to the continued favorable housing environment. Demand for the Company’s products in the remodeling market also exhibited growth as home improvement activity remained positive. Gross profit for the third quarter of fiscal 2006 was 17.5%, up from 15.7% in the second quarter of fiscal 2006, but down from 18.8% in the third quarter of fiscal 2005. The year-over-year decline in gross profit was driven by higher manufacturing overhead and transportation costs. However, gross profit was better sequentially than that of the second fiscal quarter and slightly better than the Company’s previous expectations. This improvement was driven by the resolution of the operational events, which helped to improve productivity, and reduced discretionary spending, coupled with lower fuel costs and pricing actions taken to recover inflationary freight costs.

Net income for the third quarter of fiscal 2006 was $6.1 million, compared to $7.1 million during the third quarter of fiscal 2005.

Results of Operations

(in thousands)	Three Months Ended January 31			Nine Months Ended January 31
	2006	2005	Percent Change	2006	2005	Percent Change
Net Sales	$191,143	$183,175	4.3%	$621,242	$569,858	9.0%
Gross Profit	33,355	34,381	(3.0%)	103,972	115,921	(10.3%)
Selling and Marketing Expenses	17,877	16,623	7.5%	53,805	49,154	9.5%
General and Administrative Expenses	5,833	6,215	(6.1%)	18,468	20,724	(10.9%)
Interest Expense	247	75	229%	760	209	264%

Sales.  Net sales were $191.1 million for the third quarter of fiscal 2006, an increase of 4.3% over the third quarter of fiscal 2005. For the first nine months of fiscal 2006, net sales were $621.2 million, an increase of 9.0% over the same period in fiscal 2005. Overall unit volume for the quarter ended January 31, 2006 decreased 1.3% as the Company began to execute its plans to exit certain high volume low margin business. Unit volume for the nine-month period ended January 31, 2006, increased 2.9% due to the combination of general market growth and new products. The average revenue per unit increased 5.7% for the third quarter of fiscal 2006 and 5.9% for the nine-month period ended January 31, 2006, as a result of shifts in product mix and improved pricing.

Gross Profit.  Gross profit margin for the third quarter of fiscal 2006 was 17.5% compared to 18.8% for the same period of fiscal 2005. For the first nine months of fiscal 2006, gross margin was 16.7% compared to 20.3% for the same period of fiscal 2005. Manufacturing overhead costs increased 1.1% of sales for the third quarter of fiscal 2006 and increased 1.4% of sales for the nine-month period ended January 31, 2006, primarily due to higher depreciation and other start-up costs associated with new capacity. Transportation costs increased 0.5% of sales for the third quarter of fiscal 2006 and 1.1% of sales for the nine-month period ended January 31, 2006, due to higher fuel costs, general market inflation of rate structures, and additional costs from switching selected carriers to improve customer service and to avoid significant rate increases. During the third quarter of fiscal 2006, the Company implemented pricing actions, completed carrier transitions, and realized a reduction in fuel costs as compared with the second quarter of fiscal 2006, leading to sequentially improved transportation costs in relation to sales. Labor costs decreased 0.2% of sales for the third quarter of fiscal 2006 due to improved productivity. For the nine-month period ended January 31, 2006, labor costs increased 0.6% of sales due primarily to the impact of the aforementioned operating events.

Selling and Marketing Expenses.  Selling and marketing expenses for the third quarter of fiscal 2006 were $17.9 million or 9.4% of sales compared to $16.6 million or 9.1% of sales for the same period in fiscal 2005. For the first nine months of fiscal 2006, selling and marketing expenses were $53.8 million or 8.7% of sales compared to $49.2 million or 8.6% of sales for the first nine months of fiscal 2005. The increase as a percent of sales in the third quarter of fiscal 2006 was primarily due to higher promotional advertising and display costs. During the first nine months of fiscal 2006, selling and marketing expenses as a percent of sales were comparable to the prior year.

General and Administrative Expenses.  General and administrative expenses for the third quarter of fiscal 2006 were $5.8 million or 3.1% of sales compared to $6.2 million or 3.4% of sales for the same period in fiscal 2005. For the first nine months of fiscal 2006, general and administrative expenses were $18.5 million or 3.0% of sales compared to $20.7 million or 3.6% of sales for the same period of fiscal 2005. Decreases between periods were primarily the result of decreased professional fees, including start-up costs incurred in fiscal 2005 associated with Section 404 compliance of the Sarbanes-Oxley Act of 2002, and lower costs associated with the Company’s pay-for-performance employee incentive plans.

Interest Expense.  Interest expense for the third quarter and first nine months of fiscal 2006 was $247 thousand and $760 thousand respectively, compared to $75 thousand and $209 thousand for the third quarter and first nine months of fiscal 2005. The increase between periods is attributable to fewer long-term capital projects in fiscal 2006, resulting in less capitalized interest.

Effective Income Tax Rates.  The Company’s effective income tax rate for the third quarter and first nine months of fiscal 2006 was 38.0% and 38.3% respectively, compared to 39.0% in the same periods of fiscal 2005. The decrease in the effective tax rate is a result of the “American Jobs Creation Act of 2004” which allows for a deduction based on qualified domestic production activities.

Outlook.  The Company expects a continued positive environment for remodeling orders and less robust, but still healthy, new construction order rates during its fourth fiscal quarter. The Company expects growth of its core products in the mid-single percentage range, which will be offset by the impact of its continued transition out of low margin products. Overall, the Company expects that total sales revenue will be flat within a range of a 2% decline to a 2% increase.

The Company expects that gross margin will continue to increase sequentially and improve over the same period in the prior year. The Company expects improvement to be driven by seasonally higher sales volumes and improved mix, improved leverage of the Company’s overhead, continued realization of previous pricing actions to offset higher material and fuel costs, and the realization of operational improvements. It is expected that material and fuel costs will be relatively stable, however, should these costs rise significantly it would adversely affect the Company’s near-term operating performance.

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the nine months ended January 31, 2006 and 2005, by classifying transactions into three major categories: operating, investing, and financing activities.

Operating Activities

The Company’s main source of liquidity is cash generated from operating activities consisting of net earnings adjusted for non-cash operating items, primarily depreciation and amortization, and changes in operating assets and liabilities such as receivables, inventories, and payables.

Cash provided by operating activities in the first nine months of fiscal 2006 was $41.8 million compared to $56.6 million in fiscal 2005. The decrease in cash provided from operations compared to last year was attributable to a decrease in net income of $8.4 million combined with decreases in accounts payable and other accrued expenses, which were partially offset by increases in depreciation and amortization and customer receivables. The decrease in accounts payable was due to a combination of reduced plant construction activity and timing. Other accrued expenses decreased due to timing. Depreciation and amortization increased as a result of investment in property, plant, and equipment during fiscal 2005 combined with additional promotional display amortization. The decrease in customer receivables was due to sales activity and timing of cash receipts

Investing Activities

The Company’s primary investing activities are capital expenditures and investments in promotional displays. Net cash used by investing activities in the first nine months of fiscal 2006 was $21.7 million compared to $65.3 million in fiscal 2005. Net property, plant, and equipment additions for the first nine months of fiscal 2006 were $11.4 million compared to $54.4 million in the first nine months of fiscal 2005. Net property, plant, and equipment additions for the first nine months of fiscal 2005 were primarily for the completion of construction of a new component facility in Hardy County, West Virginia, and new assembly facility in Allegany County, Maryland. The expenditures during the past nine months were primarily for an expansion of the assembly facility in Jackson, Georgia, equipment deposits to enhance capacity, and other equipment and tooling related to cost savings projects. The Company’s investment in promotional displays for the first nine months of fiscal 2006 was $10.3 million compared to $11.1 million in the first nine months of fiscal 2005. The Company currently expects to invest approximately $5 to $7 million in capital spending and $3 to $5 million in promotional displays during the remainder of fiscal 2006.

Financing Activities

During the first nine months of fiscal 2006, net cash used by financing activities was $11.7 million compared to cash generated of $6.9 million in fiscal 2005. In fiscal 2005, net borrowings included a $10 million, low interest loan from the West Virginia Economic Development Authority. During fiscal 2005, the Company received $4.3 million in grant proceeds relating to the completion of the new component facility in Hardy County, West Virginia. This was offset by repurchases of the Company’s stock of $7.5 million in the first nine months of fiscal 2005. In the first nine months of fiscal 2006, the Company repurchased $12.6 million of stock, which was slightly offset by exercises of stock options of $2.9 million.

Cash dividends paid to shareholders were $1.5 million and $1.4 million for the first nine months of fiscal 2006 and 2005, respectively.

Under the Company’s stock repurchase plans approved by the Board of Directors in August 2004 and May 2005, the Company repurchased $12.6 million of common stock during the first nine months of fiscal 2006. Each authorization was for the repurchase of up to $10 million of common stock from time to time, when in the opinion of management, the market price presents an attractive return on investment for the shareholders. At January 31, 2006, approximately $0.1 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock under these authorizations. On March 1, 2006, the Board of Directors authorized the repurchase of an additional $10 million in common stock. The additional authorization increases the total repurchase program, initiated in 2001, to $50 million. See Part II, Item 2 for a table summarizing stock repurchases in the quarter ended Janaury 31, 2006, and the approximate dollar value of shares that may be repurchased under the program.

FINANCIAL CONDITION AND LIQUIDITY

Cash flow from operations combined with accumulated cash on hand and available borrowing capacity is expected to be sufficient to meet forecasted working capital requirements, service existing debt obligations, and fund capital expenditures for the remainder of fiscal 2006 and fiscal 2007.   As of January 31, 2006, the Company had $35 million available under existing credit facilities.

At January 31, 2006, the interest rate swap agreeement had a fair value loss of $47,000. The Company estimates future payments of $27,000 on the remaining term of the swap agreement, which expires May 31, 2006. All borrowings of the Company, after consideration of the interest rate swap, carry a fixed interest rate between 2% and 6%.

The timing of the Company’s contractual obligations is summarized in the table below.

	FISCAL YEARS ENDING APRIL 30
(in thousands)	Total Amounts	2006	2007–2010	2011 and Thereafter
Term credit facility	$10,000	$—	$—	$10,000
Term loans	6,567	335	1,485	4,747
Other term loans	2,234	—	—	2,234
Interest on long-term debt (a)	6,755	917	3,740	2,098
Interest rate swap	218	209	9	—
Operating leases	9,903	4,028	5,875	—
Capital lease obligations	11,461	711	2,548	8,202
Pension contributions (b)	7,745	7,745	—	—

Total	$54,883	$13,945	$13,657	$27,281

(a)	Interest committments under interest bearing debt consists of interest under the Company’s primary loan agreement and other term loans and capitalized lease agreements. The Company’s primary loan agreement includes a $10 million term note that bears interest at Libor plus a spread of .050% and has been fixed at 6.0% through May 31, 2006 via an interest rate swap. Interest under other term loans and capitalized lease agreements is fixed at rates between 2% and 6%. Interest commitments under interest bearing debt assumes the fixed rate on the Company’s primary loan agreement through May 31, 2006, and at Libor plus the spread as of January 31, 2006 throughout the remaining term of the agreement.

(b)	The estimated cost and benefits of the Company’s two defined benefit pension plans are determined annually by independent actuaries based upon the discount rate and other assumptions at fiscal year end. Future pension funding contributions have not been determined at this time.

Dividends Declared

On March 1, 2006, the Board of Directors approved a $.03 per share cash dividend on its common stock. The cash dividend will be paid on March 31, 2006, to shareholders of record on March 17, 2006.

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

As of January 31, 2006, the Company had no instruments which were sensitive to changes in the market. All borrowings of the Company, after consideration of the interest rate swap, carry a fixed interest rate between 2% and 6%. See additional disclosures in the Company’s Annual Report on Form 10-K for the year ended April 30, 2005.

Item 4.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2006. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the design and operating effectiveness of the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the business. The Company does not have any litigation that does not constitute ordinary, routine litigation to its business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock in the quarter ended January 31, 2006:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (1)
November 1 - 30, 2005	—	$—	—	$11,710,308
December 1 - 31, 2005	325,600	$24.833	325,600	$3,624,571
January 1 - 31, 2006	140,900	$24.816	140,900	$128,040

Quarter ended January 31, 2006	466,500	$24.828	466,500	$128,040

(1)	In August 2004 and May 2005, the Company’s Board of Directors approved plans to repurchase up to $10 million per plan of the Company’s common stock. These plans have no expiration date. In the third quarter of fiscal 2006, the Company repurchased 466,500 shares under the approved plans. At January 31, 2006, $128 thousand remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock. On March 1, 2006, the Board of Directors authorized the repurchase of an additional $10 million in common stock.

Item 6.	Exhibits

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004; Commission File No. 0-14798).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2(a) to the Company’s Annual Report on Form 10-K filed on July 14, 2004; Commission File No. 0-14798).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed Herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed Herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION (Registrant)

/s/ Dennis M. Nolan, Jr.	/s/ Jonathan H. Wolk
Dennis M. Nolan, Jr. Vice President and Corporate Controller	Jonathan H. Wolk Vice President and Chief Financial Officer

Date: March 10, 2006 Signing on behalf of the registrant and as principal accounting officer	Date: March 10, 2006 Signing on behalf of the registrant and as principal financial officer