Form 10-K
period 2006-04-30
AMERICAN WOODMARK CORP
filed 2006-07-12
CIK 794619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

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

Registrant’s telephone number, including area code: (540) 665-9100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (no par value)	Nasdaq National Market
(Title of class)	(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant as of October 31, 2005, the last business day of the Company’s most recent second quarter was $387,492,335.

As of June 26, 2006, 15,960,896 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended April 30, 2006 (“2006 Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K.

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 24, 2006 (“Proxy Statement”) are incorporated by reference into Parts II and III of this Form 10-K.

PART I

Item 1. BUSINESS

American Woodmark Corporation (“American Woodmark” or the “Company”) manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. American Woodmark was formed in 1980 by the four principal managers of the Boise Cascade Cabinet Division through a leveraged buyout of that division. American Woodmark was operated privately until July of 1986 when it became a public company through a registered public offering of its common stock.

American Woodmark currently offers framed stock cabinets in approximately 340 different cabinet lines, ranging in price from relatively inexpensive to medium-priced styles. Styles vary by design and color from natural wood finishes to low-pressure laminate surfaces. The product offering of stock cabinets includes approximately 80 door designs in nine colors. Stock cabinets consist of a common box with standard interior components and an oak, cherry, maple or hickory front frame.

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

The primary raw materials used include oak, maple, cherry, and hickory lumber. Additional raw materials include paint, particleboard, manufactured components, and hardware. The Company currently purchases paint from one supplier; however, other sources are available. Other raw materials are purchased from more than one source and are readily available.

American Woodmark operates in a highly fragmented industry that is composed of several thousand local, regional, and national manufacturers. The Company’s principal means for competition is its breadth and variety of product offering, expanded service capabilities, and affordable quality. American Woodmark believes that no other company in the industry has more than a 20% share of the market. The Company also believes it is one of the three largest manufacturers of kitchen cabinets in the United States.

The Company’s business has historically been subject to seasonal influences, with higher sales typically realized in the second and fourth fiscal quarters. General economic forces and changes in the Company’s customer mix have reduced seasonal fluctuations in revenue over the past few years.

During the last fiscal year, American Woodmark had two primary customers, The Home Depot and Lowe’s Companies, Inc., which each accounted for more than 10% of sales. The loss of either customer could have a material adverse effect on the Company.

As of April 30, 2006, the Company had 6,360 employees. Approximately 12% of the Company’s employees are represented by labor unions. The Company believes that employee relations are good.

American Woodmark’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s Web site at www.americanwoodmark.com as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. The contents of the Company’s website are not, however, part of this report.

Item 1A. RISK FACTORS

There are a number of business risks and uncertainties that may affect our operations. These risks and uncertainties could cause future results to differ from past performance or expected results, including results described in statements elsewhere in this report that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations. These risks and uncertainties, which we consider to be most relevant to our specific business activities, include, but are not limited to, the following, as well as additional risk factors included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Business Relies On Residential Construction And Remodeling Activity. Our results of operations are affected by levels of home improvement and residential construction activity, including repair and remodeling and new construction. Interest rates, energy costs, consumer confidence, general and regional economic conditions, and weather conditions and natural disasters can significantly impact levels of home improvement and residential construction activity. We have increased our emphasis on new product development in recent years, and continue to focus on organic growth. Consequently, our financial performance will, in part, reflect our success in implementing our growth strategies in our existing markets and in introducing new products.

We Rely On Key Customers. The size and importance to the Company of individual customers is significant. Larger customers can effect significant changes in their volume of purchases and can otherwise significantly affect the terms and conditions on which we do business. Our sales to The Home Depot and Lowe’s Companies were approximately 62% of total Company sales for fiscal 2006. Although builders, dealers and other retailers represent other channels of distribution for the Company’s products, an unplanned loss of a substantial portion of our sales to The Home Depot or Lowe’s Companies could have a material adverse impact on the Company.

Our Operating Results Are Affected By The Cost And Availability Of Raw Material. Because we are dependent on outside suppliers for our raw material needs, we must obtain sufficient quantities of quality raw materials from our suppliers at acceptable prices and in a timely manner. We have no long-term supply contracts with our key suppliers. A substantial decrease in the availability of products from our suppliers or the loss of key supplier arrangements could adversely impact our results of operations.

We May Not Be Able To Maintain Or Raise Prices In Response To Inflation And Increasing Costs. Short-term market and competitive pressures may prohibit us from raising prices to offset inflationary raw material and freight costs, which would adversely impact profit margins.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

American Woodmark leases its Corporate Office which is located in Winchester, Virginia. In addition, the Company leases two and owns 13 manufacturing facilities located primarily in the eastern United States. The Company also leases nine service centers and four additional office centers located throughout the United States that support the sale and distribution of products to each market channel.

Primary properties as of April 30, 2006 include:

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

Item 3. LEGAL PROCEEDINGS

In response to this Item, the information under “Legal Matters” under “Note I – Commitments and Contingencies” to the Consolidated Financial Statements and under the caption “Legal Matters” under “Management’s Discussion and Analysis” in the 2006 Annual Report to Shareholders is incorporated herein by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Registrant as of April 30, 2006 are as follows:

Name	Age	Position(s) Held During Past Five Years
James J. Gosa	58	Chairman and Chief Executive Officer from August 2004 to present; President and Chief Executive Officer from 1996 to August 2004

Kent B. Guichard	50	Executive Vice President and Chief Operating Officer from September 2005 to present; Executive Vice President from May 2004 to September 2005; Senior Vice President, Finance and Chief Financial Officer from May 1999 to April 2004

Ian J. Sole	50	Senior Vice President, Sales and Marketing from May 1999 to present

Jonathan H. Wolk	44	Vice President, Finance and Chief Financial Officer from December 2004 to present

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

In response to this Item, the information under “Market Information” in the 2006 Annual Report is incorporated herein by reference.

The following table details share repurchases during the fourth quarter:

	Share Repurchases
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (2)
February 1 - 28, 2006	—	$—	—	$128,040
March 1 - 31, 2006	77,100	$32.844	73,500	$7,719,752
April 1 - 30, 2006	8,500	$35.675	8,500	$7,416,515

Quarter ended April 30, 2006	85,600	$33.125	82,000	$7,416,515

(1)	The Company repurchased 85,600 shares of its common stock in the fourth quarter of fiscal 2006. In the fourth quarter of fiscal 2006, 3,600 of the repurchased shares were the result of common stock being surrendered by employees and directors for the purpose of payment of options exercised and income tax withholdings as permitted by the shareholder approved 1996 and 1999 Employee & Director Stock Option Plans. The dollar value of these repurchase transactions are appropriately reflected in the Company’s Consolidated Statement of Stockholders’ Equity and Comprehensive Income but has no impact on previously announced repurchase programs outlined in footnote (2) below.

(2)	In May 2005 and March 2006, the Company’s Board of Directors approved plans to repurchase up to $10 million per plan of the Company’s common stock. These plans have no expiration date. In the fourth quarter of fiscal 2006, the Company repurchased 82,000 shares under the approved plans. At April 30, 2006, $7.4 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.

Item 6. SELECTED FINANCIAL DATA

In response to this Item, the information under “Five-Year Selected Financial Information” in the 2006 Annual Report to Shareholders is incorporated herein by reference.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In response to this Item, the information under “Management’s Discussion and Analysis” in the 2006 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In response to this Item, the information under the caption “Risk Factors” in “Management’s Discussion and Analysis” in the 2006 Annual Report to Shareholders is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In response to this Item, the “Consolidated Financial Statements,” “Notes to the Consolidated Financial Statements,” the “Reports of Independent Registered Public Accounting Firms,” “Management’s Report on Internal Control over Financial Reporting,” and the “Report of Independent Registered Public Accounting Firm,” in the 2006 Annual Report to Shareholders are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In response to this Item, the information under “Statements Concerning Audit Services and Fees” in the Proxy Statement is incorporated herein by reference.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange

Act”))(“Disclosure Controls”) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these Disclosure Controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting. Management’s report on internal control over financial reporting and the attestation report of KPMG LLP, the Company’s independent registered public accounting firm, on management’s assessment of internal control over financial reporting are included in our Annual Report to Shareholders for the year ended April 30, 2006 and are incorporated in this Item 9A by reference. Our Annual Report to Shareholders is included as Exhibit 13 hereto.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In response to this Item, and in accordance with general Instruction G(3) of Form 10-K, (1) the information concerning the Company’s directors and compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to “Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, (2) the information concerning the executive officers of the Registrant is included in Part I of this report under the caption “Executive Officers of the Registrant,” (3) the information concerning the Audit Committee, including the members of the committee, and our Audit Committee financial expert is incorporated by reference to the discussion under the heading “Audit Committee” within the “Board and Committee Meetings” in the Proxy Statement, and (4) the information concerning the Code of Business Conduct and Ethics governing our Chief Executive Officer, Chief Financial Officer, Controller, and Treasurer can be found on our Web site at www.americanwoodmark.com and is incorporated by reference to “Corporate Governance” in the Proxy Statement.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, and in accordance with general Instruction G(3) of Form 10-K, the information under “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes our equity compensation plans as of April 30, 2006:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,034,211	$24.96	2,204,436

Equity compensation plans not approved by security holders*	—	—	—

Total	2,034,211	$24.96	2,204,436

*	The Company does not have equity compensation plans that have not been approved by the security holders.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following consolidated financial statements of American Woodmark Corporation are incorporated by reference to Item 8 of this report:

Consolidated Balance Sheets as of April 30, 2006 and 2005

Consolidated Statements of Income - for each year of the three-year period ended April 30, 2006

Consolidated Statements of Shareholders’ Equity and Comprehensive Income - for each year of the three-year period ended April 30, 2006

Consolidated Statements of Cash Flows - for each year of the three-year period ended April 30, 2006

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

(a) 2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this Form 10-K:

Schedule II – Valuation of Qualifying Accounts for each year of the three-year period ended April 30, 2006.

Schedules other than the one listed above are omitted either because they are not required or are inapplicable.

(a) 3. Exhibits

Exhibit No.		Description

3.1	(a) -	Articles of Incorporation as amended effective August 12, 1987 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (Commission File No. 0-14798) for quarter ended January 31, 2003).

3.1	(b) -	Articles of Incorporation as amended effective September 10, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (Commission File No. 0-14798) as filed on August 31, 2004).

3.2	(a) -	Bylaws (incorporated by reference to Exhibit 3.2(a) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2004).

3.2	(b) -	Amendment to Bylaws on June 22, 1994 (incorporated by reference to Exhibit 3.2(b) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2004).

3.2	(c) -	Amendment to Bylaws on June 17, 1999 (incorporated by reference to Exhibit 3.2(c) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2004).

3.2	(d) -	Bylaws of the Registrant as amended on November 28, 2001 (incorporated by reference to Exhibit 3.2(d) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2004).

3.2	(e) -	Amendment to Bylaws on May 22, 2003 (incorporated by reference to Exhibit 3.2(e) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2004).

3.2	(f) -	Amendment to Bylaws on August 28, 2003 (incorporated by reference to Exhibit 3.2(f) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2004).

3.2	(g) -	Amendment to Bylaws on March 18, 2005 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (Commission File No. 0-14798) as filed on May 2, 2005).

4.1	-	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1, 3.2(a), 3.2(b), 3.2(c), 3.2(d), 3.2(e), 3.2(f), and 3.2(g), hereto).

4.2	-	Amended and Restated Stockholders’ Agreement. Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments that define the rights of holders of the Registrant’s long-term debt securities, where the long-term debt securities authorized under each such instrument do not exceed 10% of the Registrant’s total assets, have been omitted and will be furnished to the Securities and Exchange Commission upon request (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-1 (Commission File No. 33-6245) for year ended April 30, 1986).

10.1	(j) -	Loan agreement dated January 31, 2001 By and Between American Woodmark Corporation and the West Virginia Economic Development Authority (incorporated by reference to Exhibit A to the Registrant’s Form 10-Q (Commission File No. 0-14798) for quarter ended January 31, 2001).

10.1	(k) -	$35,000,000 Financing Agreement and $10,000,000 Term Loan Facility Between the Company and Bank of America, N.A. as of May 31, 2001 (incorporated by reference to Exhibit 10.1(k) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.1	(l) -	Amendment to $35,000,000 Financing Agreement and $10,000,000 Term Loan Facility Between the Company and Bank of America, N.A. as of May 28, 2003 (incorporated by reference to Exhibit 10.1(l) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2003).

10.1	(m)-	Second Amendment to $35,000,000 Financing and Security Agreement and $10,000,000 Term Loan Facility between the Company and Bank of America, N.A. as of January 3, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14798) for quarter ended January 31, 2005).

10.1	(n) -	Loan agreement dated February 9, 2005 By and Between American Woodmark Corporation and the Maryland Economic Development Corporation (incorporated by reference to Exhibit 10.1(n) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2005).

10.6	(a) -	Lease, dated November 1, 1984, between the Company and Amwood Associates (incorporated by reference to Exhibit 10.6(a) to the Registrant’s Form S-1 (Commission File No. 33-6245) for year ended April 30, 1986).

10.6	(c) -	Lease, dated December 15, 2000, between the Company and the Industrial Development Board of The City of Humboldt, Tennessee (incorporated by reference to Exhibit 10.6(d) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.6	(d) -	Agreement of Sale, dated December 15, 2004, By and Between the Company and the Board of County Commissioners of Garrett County, Maryland (incorporated by reference to Exhibit 10.6(d) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2005).

10.7	(d) -	1996 Stock Option Plan (incorporated by reference to Exhibit 28 to the Registrant’s Form S-8 (Commission File No. 33-12623) dated September 25, 1996).

10.7	(e) -	1999 Stock Option Plan (incorporated by reference to Appendix B, to the Registrant’s Form DEF-14A (Commission File No. 01-14798) for year ended April 30, 1999).

10.7	(f) -	2000 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.7(f) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.7	(g) -	Shareholder Value Plan for Employees (incorporated by reference to Exhibit 10.7(g) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.7	(h) -	Shareholder Value Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.7(h) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.7	(i) -	2004 Stock Incentive Plan for Employees (incorporated by reference to Exhibit 99 to the Registrant’s Form S-8 (Commission File No. 0-14798) as filed on January 31, 2005).

10.7	(j) -	2005 Non-Employee Directors Stock Option Plan (incorporated by reference to the Registrant’s Proxy (Commission File No. 0-14798) for year ended April 30, 2005).

10.8	(a) -	2001 Annual Incentive Plan for Chairman and President/CEO (incorporated by reference to Exhibit 10.8(a) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.8	(b) -	2001 Annual Incentive Plan for Senior Vice Presidents (incorporated by reference to Exhibit 10.8(b) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.8	(c) -	Management Contract - Employment Agreement for Mr. James Jake Gosa, President and Chief Executive Officer (incorporated by reference to Exhibit 10.8(c) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2002).

10.8	(e) -	Management Contract - Employment Agreement for Mr. Ian J. Sole, Senior Vice President, Sales and Marketing (incorporated by reference to Exhibit 10.8(e) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2002).

10.8	(f) -	Management Contract - Employment Agreement for Mr. David L. Blount, Senior Vice President, Manufacturing (incorporated by reference to Exhibit 10.8(f) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2002).

10.8	(g) -	Management Contract - Employment Agreement for Mr. Kent B. Guichard, Executive Vice President (incorporated by reference to Exhibit 10.8(g) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2004).

10.8	(h) -	Management Contract - Employment Agreement for Mr. James Jake Gosa, Chairman and Chief Executive Officer (incorporated by reference to Exhibit 10.8(h) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2005).

10.8	(i) -	Management Contract - Employment Agreement for Mr. Kent B. Guichard, Executive Vice President (incorporated by reference to Exhibit 10.8(i) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2005).

10.8	(j) -	Management Contract - Employment Agreement for Mr. Jonathan H. Wolk, Vice President and Chief Financial Officer. (Filed Herewith).

10.9	-	ISDA Master Agreement between NationsBank, N.A. and American Woodmark Corporation dated as of May 29, 1998 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1998).

10.10	(a) -	Loan Agreement between the Company and the West Virginia Economic Development Authority as of November 20, 1998 relating to equipment financing (incorporated by reference to Exhibit 10.10(a) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10	(b) -	Promissory Note between the Company and the West Virginia Economic Development Authority dated as of November 20, 1998 (incorporated by reference to Exhibit 10.10(b) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10	(c) -	Security Agreement between the Company and the West Virginia Economic Development Authority dated as of November 20, 1998 (incorporated by reference to Exhibit 10.10(c) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10	(d) -	Amendment of Deed of Lease between the Company and the West Virginia Economic Development Authority dated as of November 20, 1998 (incorporated by reference to Exhibit 10.10(d) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10	(e) -	Promissory Note between the Company and the Wayne County EZ Industrial Development Authority of Kentucky dated as of July 22, 1998 (incorporated by reference to Exhibit 10.10(e) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10	(f) -	Promissory Note between the Company and Amende Cabinet Corporation, a wholly owned subsidiary of the Company, dated as of July 30, 1998 (incorporated by reference to Exhibit 10.10(f) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10	(j) -	Loan Agreement between Perry, Harlan, Leslie, Brethitt Regional Industrial Authority, Inc. as of November 13, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14798) for quarter ended January 31, 2003).

10.10	(k) -	Loan Agreement between the Company and Amende Cabinet Corporation, a wholly owned subsidiary of the Company, dated December 31, 2001 (incorporated by reference to Exhibit 10.8(k) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2002).

10.10	(l) -	Lease agreement between the Company and the West Virginia Economic Development Authority dated as of June 30, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14798) for quarter ended July 31, 2004).

10.10	(m) -	Lease agreement between the Company and the West Virginia Economic Development Authority dated as of July 30, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14798) for quarter ended July 31, 2004).

13	-	2006 Annual Report to Shareholders (Filed Herewith).

21	-	Subsidiary of the Company (Filed Herewith).

23.1	-	Consent of KPMG LLP, Independent Registered Public Accounting Firm (Filed Herewith).

23.2	-	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm (Filed Herewith).

31.1	-	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	-	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	-	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

Schedule II - Valuation and Qualifying Accounts

AMERICAN WOODMARK CORPORATION

(In Thousands)

Description(a)	Balance at Beginning of Period	Additions (Reductions) Charged to Cost and Expenses		Other	Deductions		Balance At End of Period
Year ended April 30, 2006:

Allowance for doubtful accounts	$698	$398		$—	$—	(b)	$1,096

Reserve for cash discounts	$1,100	$13,478	(c)	$—	$(13,353	)(d)	$1,225

Reserve for sales returns and allowances	$3,786	$13,888	(c)	$—	$(12,740)		$4,934

Year ended April 30, 2005:

Allowance for doubtful accounts	$1,222	$(500)		$—	$(24	)(b)	$698

Reserve for cash discounts	$935	$12,130	(c)	$—	$(11,965	)(d)	$1,100

Reserve for sales returns and allowances	$3,679	$13,636	(c)	$—	$(13,529)		$3,786

Year ended April 30, 2004:

Allowance for doubtful accounts	$726	$500		$—	$(4	)(b)	$1,222

Reserve for cash discounts	$885	$10,894	(c)	$—	$(10,844	)(d)	$935

Reserve for sales returns and allowances	$3,338	$10,699	(c)	$—	$(10,358)		$3,679

(a)	All reserves relate to accounts receivable.
(b)	Principally write-offs, net of collections.
(c)	Reduction of gross sales.
(d)	Cash discounts granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Woodmark Corporation
(Registrant)

July 12, 2006	/s/ JAMES J. GOSA
James J. Gosa Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 12, 2006	/s/ JAMES J. GOSA	July 12, 2006	/s/ JAMES G. DAVIS
	James J. Gosa Chairman and Chief Executive Officer (Principal Executive Officer) Director		James G. Davis Director

July 12, 2006	/s/ JONATHAN H. WOLK	July 12, 2006	/s/ G. THOMAS MCKANE
	Jonathan H. Wolk Vice President and Chief Financial Officer (Principal Financial Officer)		G. Thomas McKane Director

July 12, 2006	/s/ KENT B. GUICHARD	July 12, 2006	/s/ NEIL P. DEFEO
	Kent B. Guichard Executive Vice President Director		Neil P. DeFeo Director

July 12, 2006	/s/ DENNIS M. NOLAN, JR.	July 12, 2006	/s/ CAROL B. MOERDYK
	Dennis M. Nolan, Jr. Vice President and Corporate Controller (Principal Accounting Officer)		Carol B. Moerdyk Director

July 12, 2006	/s/ WILLIAM F. BRANDT, JR.	July 12, 2006	/s/ DANIEL T. HENDRIX
	William F. Brandt, Jr. Director		Daniel T. Hendrix Director

July 12, 2006	/s/ DANIEL T. CARROLL
Daniel T. Carroll Director

July 12, 2006	/s/ MARTHA M. DALLY
Martha M. Dally Director

July 12, 2006	/s/ KENT J. HUSSEY
Kent J. Hussey Director