Form 10-Q
period 2006-07-31
AMERICAN WOODMARK CORP
filed 2006-09-01
CIK 794619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

Large Accelerated Filer  ☐         Accelerated Filer  ☒         Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	15,921,069 shares outstanding
Class	as of August 31, 2006

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	July 31, 2006	April 30, 2006
ASSETS
Current Assets
Cash and cash equivalents	$70,685	$47,955
Customer receivables, net	44,172	53,514
Inventories	64,641	68,522
Prepaid expenses and other	1,904	2,018
Deferred income taxes	10,402	11,590

Total Current Assets	191,804	183,599
Property, plant, and equipment, net	171,355	175,384
Promotional displays, net	17,496	16,698
Other assets	745	806
Intangible pension asset	1,056	1,056

	$382,456	$377,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$27,416	$34,329
Accrued compensation and related expenses	31,223	30,949
Current maturities of long-term debt	1,575	1,456
Accrued marketing expenses	9,169	6,296
Other accrued expenses	13,059	10,043

Total Current Liabilities	82,442	83,073

Long-term debt, less current maturities	27,608	27,761
Deferred income taxes	14,930	16,886
Long-term pension liabilities	4,233	4,233
Other long-term liabilities	3,771	3,929

Shareholders’ Equity
Preferred Stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common Stock, no par value; 40,000,000 shares authorized; issued and outstanding 15,899,970 at July 31, 2006; 15,958,496 at April 30, 2006	60,650	53,195
Retained earnings	194,423	194,071
Accumulated other comprehensive loss
Minimum pension liability	(5,601)	(5,601)
Unrealized loss on derivative contract	—	(4)

Total accumulated other comprehensive loss	(5,601)	(5,605)

Total Shareholders’ Equity	249,472	241,661

	$382,456	$377,543

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

(Unaudited)

	Quarter Ended July 31
	2006	2005
Net sales	$222,752	$215,564
Cost of sales and distribution	173,641	178,674

Gross Profit	49,111	36,890
Selling and marketing expenses	17,924	17,813
General and administrative expenses	10,006	6,926

Operating Income	21,181	12,151
Interest expense	252	254
Other income	(706)	(263)

Income Before Income Taxes	21,635	12,160
Income tax expense	8,221	4,705

Net Income	$13,414	$7,455

Earnings Per Share
Weighted average shares outstanding
Basic	15,970,317	16,398,178
Diluted	16,272,458	16,723,521
Net income per share
Basic	$0.84	$0.45
Diluted	$0.82	$0.45

Cash dividends per share	$0.03	$0.03

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Quarter Ended July 31
	2006	2005
Operating Activities
Net income	$13,414	$7,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,016	9,059
Net loss on disposal of property, plant, and equipment	24	8
Stock based compensation expense	1,528	—
Deferred income taxes	(768)	(271)
Excess tax benefits from stock-based compensation	(492)	—
Tax benefit from stock options exercised	1,995	34
Other non-cash items	(62)	1,388
Changes in operating assets and liabilities:
Customer receivables	9,786	(7,207)
Inventories	3,649	(4,474)
Prepaid expenses and other current assets	159	953
Accounts payable	(6,913)	1,386
Accrued compensation and related expenses	274	(881)
Other accrued expenses	5,889	4,612
Other	(350)	(356)

Net Cash Provided by Operating Activities	37,149	11,706

Investing Activities
Payments to acquire property, plant, and equipment	(1,763)	(6,584)
Proceeds from sales of property, plant, and equipment	2	—
Investment in promotional displays	(3,986)	(2,642)

Net Cash Used by Investing Activities	(5,747)	(9,226)

Financing Activities
Payments of long-term debt	(34)	(32)
Proceeds from issuance of common stock	5,242	875
Repurchases of common stock	(13,893)	(738)
Payment of dividends	(479)	(492)
Excess tax benefits from stock-based compensation	492	—

Net Cash Used by Financing Activities	(8,672)	(387)
Net Increase In Cash And Cash Equivalents	22,730	2,093
Cash And Cash Equivalents, Beginning of Period	47,955	24,406

Cash And Cash Equivalents, End of Period	$70,685	$26,499

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ended April 30, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2006.

NOTE B—NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertain Tax Positions,” (“FIN48”). FIN 48 clarifies how uncertainty in income taxes should be accounted for in a company’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition and classification of tax positions, accounting for interest and penalties, accounting for tax positions in interim periods, and disclosure and transition requirements. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the expected impact of the provisions of FIN 48 on its results of operations and its financial position.

NOTE C—COMPREHENSIVE INCOME

The Company’s comprehensive income was $13.4 and $7.5 million for the quarters ended July 31, 2006 and July 31, 2005, respectively. The Company’s interest rate swap agreement expired May 31, 2006.

NOTE D—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended July 31
(in thousands, except per share data)	2006	2005
Numerator used for both basic and dilutive earnings per share:
Net income	$13,414	$7,455
Denominator:
Denominator for basic earnings per share-weighted average shares	15,970	16,398
Effect of dilutive securities:
Stock options	302	325

Denominator for diluted earnings per share-weighted average shares and assumed conversions	16,272	16,723

Net income per share
Basic	$0.84	$0.45
Diluted	$0.82	$0.45

NOTE E—STOCK-BASED COMPENSATION

General

Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during the quarter ended July 31, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, April 30, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to April 30, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior period have not been restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by SFAS 123.

At July 31, 2006, the Company had stock-based compensation plans as more particularly described below. The total compensation expense related to stock-based awards granted under these plans during the quarter ended July 31, 2006, reflecting the impact of the implementation of the modified prospective transition method in accordance with SFAS 123R, was $1.5 million. Effective May 1, 2006 and subsequent thereto, the Company recognizes stock-based compensation costs net of a forfeiture rate for only those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company estimated the forfeiture rate for options granted during the first quarter of fiscal 2007 based on its historical experience.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as operating activities in the consolidated statement of cash flows. SFAS 123R requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company classified $492,000 of excess tax benefits as financing cash flows for the quarter ended July 31, 2006. The total income tax benefit recognized in the condensed consolidated statement of operations for share-based awards during the quarter ended July 31, 2006 (in accordance with the provisions of SFAS 123R) and during the quarter ended July 31, 2005 (in accordance with the provisions of APB 25) was $581,000 and $498,000, respectively.

The pro forma table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation- Transition and Disclosure”, to all stock-based employee compensation for the quarter ended July 31, 2005:

Quarter Ended July 31, 2005
Net income, as reported	$7,455
Add:
Share-based compensation expense included in reported income, net of taxes	—
Deduct:
Total share-based employee compensation expense determined under the fair value method, net of taxes	(774)

Net income, pro forma	$6,681

Net income per common share:
Basic - as reported	$0.45
Basic - pro forma	$0.41
Diluted - as reported	$0.45
Diluted - pro forma	$0.40

Stock Option Plans

At July 31, 2006 the Company had stock option awards outstanding under four different plans: (1) a 1999 stock option plan for employees, (2) a 2004 stock incentive plan for employees, (3) a 2000 stock option plan for non-employee directors, and (4) a 2005 stock option plan for non-employee directors. Stock options granted and outstanding under each of the plans vest evenly over a three-year period and have a 4 to 10 year contractual term. The exercise price of all stock options granted is equal to the fair market value of the Company’s common stock on the option grant date. No new grants will be made under the 2000 plan for non-employee directors. As of July 31, 2006, 1,858,621 shares of common stock remain available for issuance under the 1999 stock option plan for employees, the 2004 stock incentive plan for employees and the 2005 stock option plan for non-employee directors.

Methodology Assumptions

As part of its SFAS 123R adoption, the Company examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee and non-employee director groups. From this analysis, the Company identified two employee groups and one non-employee director group. The Company uses the Black-Scholes option-pricing model to value the Company’s stock options for each of the three groups. Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of the Company’s stock option awards, which are subject to pro-rata vesting over three years, is expensed on a straight-line basis over the vesting period of the stock options. The expected volatility assumption is based on the historical volatility of the Company’s stock over a term at least equal to the expected term of the option granted. The expected term of stock option awards granted is derived from the Company’s historical exercise experience and represents the period of time that stock option awards granted are expected to be outstanding for each of the three identified groups. The expected term assumption incorporates the contractual term of an option grant, which is generally ten years for employees and four years for non-employee directors, as well as the vesting period of an award. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.

The weighted average assumptions and valuation of the Company’s stock options for the quarter ended July 31, 2006 and July 31, 2005 were as follows:

	Quarter Ended
	July 31, 2006	July 31, 2005
Weighted-average fair value of grants	$14.29	$14.60
Expected volatility	42.76%	50.3%
Expected term in years	5	6
Risk-free interest rate	5.01%	3.88%
Expected dividend yield	0.36%	0.41%

Stock Based Compensation Activity

The following table presents a summary of the Company’s stock options activity for the quarter ended July 31, 2006 (remaining contractual term (in years) and exercise prices are weighted averages):

	Number of Options	Remaining Contractural Term	Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of period	2,034,211	6.7	$24.96	$18,859
Granted	496,150	8.3	33.20	450
Exercised	(337,734)	—	13.71	6,892
Cancelled or expired	(60,601)	—	30.32	222

Outstanding at end of period	2,132,026	7.1	$28.50	$12,246

Vested and expected to vest in the future at July 31, 2006	2,078,740	7.6	$28.44	$12,064
Exercisable at July 31, 2006	1,135,975	6.3	$26.46	$9,602
Available for grant at July 31, 2006	1,858,621

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 31, 2006. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three months ended July 31, 2006 (based on the difference between the Company’s stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $6.9 million. The total fair value of options vested during the three months ended July 31, 2006 was $4.4 million.

As of July 31, 2006, there was $11.5 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.8 years.

Cash received from option exercises for the three months ended July 31, 2006 was an aggregate of $4.6 million. The actual tax benefit realized for the tax deduction from option exercises of stock option awards totaled $2.0 million for the three months ended July 31, 2006.

For the quarter ended July 31, 2006, stock-based compensation expense was allocated as follows (in thousands):

Quarter Ended July 31, 2006
Cost of sales and distribution	$326
Selling and marketing expenses	318
General and administrative expenses	884

Stock-based compensation expense, before income taxes	1,528
Less: Income tax benefit	581

Total stock-based compensation expense, net of taxes	$947

NOTE F—CUSTOMER RECEIVABLES

The components of customer receivables were:

(in thousands)	July 31, 2006	April 30, 2006
Gross customer receivables	$50,645	$60,769
Less:
Allowance for doubtful accounts	(1,053)	(1,096)
Allowances for returns and discounts	(5,420)	(6,159)

Net customer receivables	$44,172	$53,514

NOTE G—INVENTORIES

The components of inventories were:

(in thousands)	July 31, 2006	April 30, 2006
Raw materials	$19,654	$20,081
Work-in-process	42,692	42,762
Finished goods	14,754	18,138

Total FIFO inventories	$77,100	$80,981
Reserve to adjust inventories to LIFO value	(12,459)	(12,459)

Total LIFO inventories	$64,641	$68,522

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

The following is a reconciliation of the Company’s warranty liability:

	Quarter Ended July 31,
(in thousands)	2006	2005
Beginning balance at May 1	$5,387	$4,952
Accrual	4,782	7,193
Settlements	(5,435)	(7,076)

Ending balance at July 31	$4,734	$5,069

NOTE I—CASH FLOW

Supplemental disclosures of cash flow information:

	Quarter Ended July 31,
(in thousands)	2006	2005
Cash paid during the period for:
Interest	$228	$199
Income taxes	$2,192	$433

NOTE J—PENSION BENEFITS

Net periodic pension cost consisted of the following for the three months ended July 31, 2006 and 2005.

	Quarter Ended July 31
(in thousands)	2006	2005
Service cost	$1,235	$1,340
Interest cost	1,083	1,005
Expected return on plan assets	(1,074)	(853)
Amortization of net loss	217	488
Amortization of prior service cost	36	32

Net periodic pension cost	$1,497	$2,012

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended April 30, 2006, that it expected to contribute $10.9 million to its pension plan in fiscal 2007. As of July 31, 2006, $1.7 million of contributions have been made. The Company presently anticipates contributing an additional $9.2 million to fund its pension plan in fiscal 2007 for a total of $10.9 million.

NOTE K—OTHER INFORMATION

The Company is involved in suits and claims in the normal course of business, including product liability and general liability claims, in addition to claims pending before the EEOC. On at least a quarterly basis, the Company consults with its legal counsel to ascertain the reasonable likelihood that such claims may result in a loss. As required by Statement of Financial Accounting Standards No. 5 (“SFAS 5”), the Company categorizes the various suits and claims into three categories according to their likelihood for resulting in potential loss; those that are probable (i.e., more likely than not), those that are reasonably possible, and those that are deemed to be remote. The Company accounts for these loss contingencies in accordance with SFAS 5. Where losses are deemed to be probable and estimable, accruals are made. Where losses are deemed to be reasonably possible or remote, a range of loss estimates is determined. Where no loss estimate range can be made, the Company and its counsel perform a worst case estimate. In determining these loss range estimates, the Company considers known values of similar claims and consultation with independent counsel.

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible were not material.

NOTE L—SUBSEQUENT EVENTS

On August 24, 2006, the Board of Directors approved a $.06 per share cash dividend on its common stock. The cash dividend will be paid on September 22, 2006, to shareholders of record on September 15, 2006.

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements, both of which are included in Item 1 of this report. The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2006.

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

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent distributors. At July 31, 2006, the Company operated 15 manufacturing facilities and 9 service centers across the country.

The three-month period ending July 31, 2006 was the Company’s first quarter of fiscal 2007. During the first quarter of fiscal 2007, the Company experienced growth in net sales driven by expansion in the remodeling market, offset by a decline in sales in the new construction market. Demand for the Company’s products in the remodeling market exhibited growth as home improvement activity, and general economic factors impacting consumer spending, including job creation, unemployment levels, inflation and consumer confidence, remained positive. New construction markets serviced by the Company exhibited mixed conditions, as uncertainty over interest rates and market prices led to a general market slowdown.

Gross profit for the first quarter of fiscal 2007 was 22.0%, up significantly from 17.1% in the first quarter of fiscal 2006. The improvement in gross profit was driven by the resolution of operational events that adversely impacted the Company in the prior year, which improved productivity and helped reduce discretionary spending. The Company realized continued benefits from its previously announced transition out of certain low-margin products, and the replacement of such products with higher margin core volume. In addition, the Company achieved higher core product sales levels than had been previously expected, and was able to delay the realization of certain previously announced raw material cost increases, which further improved gross margin in the first quarter of fiscal 2007.

As a result of adopting SFAS 123R on May 1, 2006, the Company’s income before income taxes and net income for the quarter ended July 31, 2006 was $1,528,000 and $947,000 lower, respectively, from what would have been presented had the Company continued to account for stock options under APB 25.

Net income for the first quarter of fiscal 2007 was $13.4 million, compared to $7.5 million during the first quarter of fiscal 2006.

Results of Operations

	Quarter Ended July 31
(in thousands)	2006	2005	Percent Change
Net Sales	$222,752	$215,564	3.3%
Gross Profit	49,111	36,890	33.1%
Selling & Marketing Expenses	17,924	17,813	0.6%
General & Administrative Expenses	10,006	6,926	44.5%
Interest Expense	252	254	(0.8%)

Net Sales.  Net sales were $222.8 million for the first quarter of fiscal 2007, an increase of 3.3% over the first quarter of fiscal 2006. Overall unit volume for the quarter ended July 31, 2006 decreased 8%, driven by the Company’s ongoing transition out of certain high volume low margin products. Average revenue per unit increased 12% for the first quarter of fiscal 2007, driven primarily by the aforementioned sales transition, and the resulting improvements in the Company’s sales mix.

Gross Profit.  Gross profit margin for the first quarter of fiscal 2007 was 22.0% compared to 17.1% for the same period of fiscal 2006. Materials costs declined by 2.4% of sales in the first quarter of fiscal 2007 as compared with a year ago, due primarily to the aforementioned improvements in sales mix, the impact of sales price increases instituted in the latter half of the prior fiscal year, and improved efficiencies in materials handling and lumber yields. Labor and freight costs declined by 1.4% of sales and 0.9% of net sales, respectively, in the first quarter of fiscal 2007 as compared with one year ago, due to improved productivity and efficiency stemming from the resolution of prior operational events and the improvements in the sales mix.

Selling and Marketing Expenses.  Selling and marketing expenses for the first quarter of fiscal 2007 were $17.9 million or 8.0% of sales compared to $17.8 million or 8.3% of sales for the same period in fiscal 2006. The reduction as a percent of sales in the first quarter of fiscal 2007 was due primarily to the timing of promotional advertising and display costs and to ongoing cost management efforts.

General and Administrative Expenses.  General and administrative expenses for the first quarter of fiscal 2007 were $10.0 million or 4.5% of sales compared to $6.9 million or 3.2% of sales for the same period in fiscal 2006. The increase in fiscal 2007 was due to higher costs associated with the Company’s pay-for-performance employee incentive plans, as well as to most of the share-based compensation costs from the adoption of SFAS 123 (revised 2004), “Share-Based Payment,” for which the initial implementation occurred during the first quarter of fiscal 2007.

Interest Expense.  Interest expense for the first quarter of fiscal 2007 was $252 thousand, virtually unchanged from the first quarter of fiscal 2006, as both the level of outstanding indebtedness and the number of long-term capital projects requiring capitalized interest were slightly lower than in the prior fiscal year.

Effective Income Tax Rates.  The Company’s effective income tax rates for the first quarters of fiscal years 2007 and 2006 were 38.0% and 38.7% respectively. The decrease in the effective tax rate is a result of the American Jobs Creation Act of 2004 which allows for a deduction based on qualified domestic production activities.

Outlook.  The Company expects a mixed environment for remodeling and new construction demand that will support sales growth of core products during the second quarter of fiscal 2007 in the range of 1% to 5% higher as compared with the comparable period of the preceding year. The Company further expects the impact from its continued transition out of certain low margin products will cause total sales revenue to slightly decline as compared with the prior year’s second quarter, within a range of a 1% decline to a 5% decline.

The Company expects that its gross margin rate in the second quarter of fiscal 2007 will continue to exceed 20% of sales and be significantly higher than the 15.7% gross margin rate earned in the second quarter of fiscal 2006. The Company expects the improvement over prior year to be driven by the continued realization of operational improvements and the ongoing benefit from the low margin products transition. The Company further expects that its gross margin rate may decline sequentially from the 22.0% rate attained in the first quarter of fiscal 2007, due to the impact of expected increases in certain raw material costs, coupled with lower seasonal sales volume in the second fiscal quarter.

LIQUIDITY AND CAPITAL RESOURCES

On July 31, 2006, the Company’s cash and cash equivalents totaled $70.7 million, up from $48.0 million at April 30, 2006. At July 31, 2006, total short-term and long-term debt was $29.2 million, nearly unchanged from its balance at April 30, 2006. Long-term debt to capital was 10.0% and 10.3% at July 31, 2006 and April 30, 2006, respectively.

The Company’s main source of liquidity is cash generated from operating activities consisting of net earnings adjusted for non-cash operating items, primarily depreciation, amortization and non-cash stock-based compensation expense, and changes in operating assets and liabilities such as receivables, inventories, and payables.

Cash provided by operating activities in the first three months of fiscal 2007 was $37.2 million, compared to $11.7 million in the comparable period of fiscal 2006. The improvement in cash provided from operations compared with last year was attributable to the increase in net income of $6.0 million, combined with a non-cash charge of $1.5 million for share-based compensation expense, net tax benefits realized from stock option exercises of $1.5 million, and $13.4 million of cash provided by reductions in accounts receivable and inventory levels in the current year, as compared with a net use of cash related to accounts receivable and inventory of $11.7 million in the comparable prior year period. Offsetting these improvements in the current fiscal year was a decrease in the Company’s accounts payable balance of $6.9 million, as compared with an increase of $1.4 million in the prior year. The decreases in inventory and accounts payable were due to a combination of reduced new plant start-up activities and timing. The decrease in customer receivables was due to the timing of sales activity and cash receipts.

The Company’s primary investing activities are capital expenditures and investments in promotional displays. Net cash used by investing activities in the first three months of fiscal 2007 was $5.7 million compared with $9.2 million in fiscal 2006. Additions to property, plant, and equipment for the first three months of fiscal 2007 were $1.8 million, compared with $6.6 million in the first three months of fiscal 2006. The property, plant, and equipment additions made in fiscal 2007 were primarily for equipment and tooling related to cost savings projects. The Company’s investment in promotional displays for the first three months of fiscal 2007 was $4.0 million, compared with $2.6 million in the first three months of fiscal 2006. The Company expects its investments in capital expenditures and promotional displays for fiscal 2007 will exceed the total invested in fiscal 2006 by approximately $10 million.

During the first three months of fiscal 2007, net cash used by financing activities was $8.7 million, compared with cash used in the comparable period of fiscal 2006 of $0.4 million. The net use of cash in fiscal 2007 related to the Company’s repurchase of $13.9 million of its common stock and the payment of dividends in the amount of $0.5 million, offset by proceeds and tax benefits received from the exercise of stock options in the amount of $5.7 million. In the first three months of fiscal 2006, the Company repurchased $0.7 million of stock and paid dividends of $0.5 million, offset by exercises of stock options of $0.9 million.

Under the Company’s stock repurchase plans approved by its Board of Directors in March 2006 and July 2006, the Company repurchased $8.6 million of its common stock during the first three months of fiscal 2007. The March 2006 and July 2006 repurchase authorizations were in the aggregate amounts of $10 million and $20 million, respectively. The authorizations allow the Company to repurchase its common stock from time to time, when management believes the market price presents an attractive return on investment for the shareholders. At July 31, 2006, approximately $18.8 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock under the July 2006 authorization. Including the July 2006 authorization, the Company has authorized a total of $70 million of stock repurchases since the inception of the program in 2001. See Part II, Item 2 for a table summarizing stock repurchases in the quarter ended July 31, 2006, and the approximate dollar value of shares that may be repurchased under the program.

Cash flow from operations combined with accumulated cash on hand and available borrowing capacity on the Company’s $35 million line of credit is expected to be more than sufficient to meet forecasted working capital requirements, service existing debt obligations, and fund capital expenditures for the remainder of fiscal 2007.

The Company’s interest rate swap agreement expired on May 31, 2006.

The timing of the Company’s contractual obligations as of April 30, 2006 is summarized in the table below.

	FISCAL YEARS ENDING APRIL 30
(in thousands)	Total Amounts	2007	2008–2011	2012 and Thereafter
Term credit facility	$10,000	$—	$10,000	$—
Term loans	6,232	357	1,518	4,357
Other term loans	2,234	—	—	2,234
Interest on long-term debt (a)	3,300	697	2,152	451
Interest rate swap	9	9	—	—
Operating leases	9,525	3,814	5,711	—
Capital lease obligations	10,751	1,099	1,952	7,700
Pension contributions (b)	26,507	10,887	15,620	—

Total	$68,558	$16,863	$36,953	$14,742

(a)	Interest commitments under interest bearing debt consists of interest under the Company’s primary loan agreement and other term loans and capitalized lease agreements. The Company’s primary loan agreement includes a $10 million term note that bears interest at Libor plus a spread of .050%. Interest under other term loans and capitalized lease agreements is fixed at rates between 2% and 6%. Interest commitments under interest bearing debt assumes Libor plus the spread as of July 31, 2006 throughout the remaining term of the agreement.
(b)	The estimated cost and benefits of the Company’s two defined benefit pension plans are determined annually by independent actuaries based upon the discount rate and other assumptions at fiscal year end. Future pension funding contributions have been projected through fiscal 2010.

Dividends Declared

On August 24, 2006, the Board of Directors approved a $.06 per share cash dividend on its common stock. The cash dividend will be paid on September 22, 2006, to shareholders of record on September 15, 2006.

Seasonal and Inflationary Factors

The Company’s business has historically been subject to seasonal influences, with higher sales typically realized in the first and fourth fiscal quarters.

The costs of the Company’s products are subject to inflationary pressures and commodity price fluctuations. The Company has generally been able over time to recover the effects of inflation and commodity price fluctuations through sales price increases.

Critical Accounting Policies

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that, other than the adoption of SFAS 123R as of the beginning of the Company’s first quarter of fiscal year 2007, there have been no other significant changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

Stock-Based Compensation Expense

Effective May 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this transition method, share-based compensation expense recognized for share-based awards during quarter ended July 31, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based compensation awards granted subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior period have not been restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with APB 25 and related Interpretations, as permitted by SFAS 123.

The calculation of share-based employee compensation expense involves estimates that require management’s judgments. These estimates include the fair value of each of the stock option awards granted, which is estimated on the date of grant using a Black-Scholes option pricing model. There are two significant inputs into the Black-Scholes option pricing model: expected volatility and expected term. The Company estimates expected volatility based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period. See Note E to the condensed consolidated financial statements in this report for a further discussion on stock-based compensation.

Item 3.	Quantitative and Qualitative Disclosures of Market Risk

As of July 31, 2006, the Company had a $10 million term loan which bears interest at the London InterBank Offered Rate (LIBOR) (5.3% at July 31, 2006) plus a spread (0.50% at July 31, 2006) based on total funded debt to earnings before deduction of interest and taxes, plus depreciation and amortization (EBITDA). All other borrowings of the Company, carry a fixed interest rate between 2% and 3%. See additional disclosures in the Company’s Annual Report on Form 10-K for the year ended April 30, 2006.

Item 4.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 31, 2006. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the design and operating effectiveness of the Company's disclosure controls and procedures are effective and that there have been no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the business. The Company does not have any litigation that does not constitute ordinary, routine litigation to its business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock in the quarter ended July 31, 2006:

	Share Repurchases
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (2)
May 1 - 31, 2006	—	$—	—	$7,416,515
June 1 - 30, 2006	34,203	$32.696	5,500	$7,240,527
July 1 - 31, 2006	381,647	$33.473	255,600	$18,811,970

Quarter ended July 31, 2006	415,850	$33.409	261,100	$18,811,970

(1)	The Company acquired 154,750 shares of common stock in satisfaction of part of the exercise price of stock options exercised during the quarter, valued at fair market value on the date of exercise, as provided for in the American Woodmark Corporation 1999 Stock Option Plan for Employees.
(2)	In March 2006 and July 2006, the Company’s Board of Directors approved plans to repurchase up to $10 million and $20 million, respectively, per plan of the Company’s common stock. These plans have no expiration date. In the first quarter of fiscal 2007, the Company repurchased 261,100 shares under the approved plans. At July 31, 2006, $18.8 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of American Woodmark Corporation held on August 24, 2006, the holders of 14,120,785 of the total 15,960,896 shares of Common Stock outstanding and eligible to vote duly executed and delivered valid proxies. The shareholders approved the four items outlined within the Company’s Proxy Statement that was solicited to shareholders and reported to the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

The following items were approved at the Company’s Annual Meeting:

		Negative/
	Affirmative	Withheld	Abstentions/
	Votes	Votes	Non-Votes
1. Election of the Board of Directors.
William F. Brandt, Jr.	13,813,121	307,664	—
Daniel T. Carroll	13,917,960	202,825	—
Martha M. Dally	13,444,636	676,149	—
James G. Davis	13,617,365	503,420	—
Neil P. DeFeo	13,616,087	504,698	—
James J. Gosa	13,921,723	199,062	—
Kent B. Guichard	13,921,723	199,062	—
Daniel T. Hendrix	13,614,704	506,081	—
Kent J. Hussey	13,984,364	136,421	—
G. Thomas McKane	13,977,146	143,639	—
Carol B. Moerdyk	13,984,044	136,741	—
2. Ratification of Selection of Independent
Registered Public Accounting Firm	14,005,526	48,051	67,208
3. Consideration and vote upon the Company’s
2006 Non-Employee Directors Equity Ownership Plan	10,155,939	2,503,747	1,461,099
4. Consideration and vote upon the Amended
Restated 2004 Stock Incentive Plan for Employees	7,890,917	4,770,811	1,459,057

As the members of the Board of Directors were elected individually, the aforementioned tallies pertaining to re-election represent a range of affirmative and negative votes. All of the directors of the Board stood for re-election. There were no other directors whose term of office continued after the meeting.

Item 6.	Exhibits

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004; Commission File No. 0-14798).

3.2 (a)	Bylaws (Incorporated by reference to Exhibit 3.2(a)-(f) to the Company’s Annual Report on Form 10-K filed on July 14, 2004; Commission File No. 0-14798).

3.2 (b)	Amendment to Bylaws on March 18, 2005 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (Commission File No. 0-14798) as filed on May 2, 2005.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed Herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed Herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION (Registrant)

/s/ Jonathan H. Wolk
Jonathan H. Wolk Vice President and Chief Financial Officer

Date: September 1, 2006 Signing on behalf of the registrant and as principal financial and accounting officer