Form 10-Q
period 2006-10-31
AMERICAN WOODMARK CORP
filed 2006-12-06
CIK 794619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

Large Accelerated Filer  ☐         Accelerated Filer  ☒         Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	15,660,516 shares outstanding
Class	as of December 5, 2006

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	October 31, 2006	April 30, 2006
ASSETS
Current Assets
Cash and cash equivalents	$68,566	$47,955
Customer receivables, net	48,775	53,514
Inventories	60,912	68,522
Prepaid expenses and other	2,963	2,018
Deferred income taxes	8,323	11,590

Total Current Assets	189,539	183,599
Property, plant, and equipment, net	168,114	175,384
Promotional displays, net	16,552	16,698
Other assets	660	806
Intangible pension asset	1,056	1,056

	$375,921	$377,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$26,346	$34,329
Accrued compensation and related expenses	34,351	30,949
Current maturities of long-term debt	1,209	1,456
Accrued marketing expenses	10,119	6,296
Other accrued expenses	6,728	10,043

Total Current Liabilities	78,753	83,073

Long-term debt, less current maturities	27,454	27,761
Deferred income taxes	13,124	16,886
Long-term pension liabilities	4,233	4,233
Other long-term liabilities	3,620	3,929

Shareholders’ Equity
Preferred Stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common Stock, no par value; 40,000,000 shares authorized; issued and outstanding 15,603,499 shares at October 31, 2006; 15,958,496 shares at April 30, 2006	66,196	53,195
Retained earnings	188,142	194,071
Accumulated other comprehensive loss
Minimum pension liability	(5,601)	(5,601)
Unrealized loss on derivative contracts	—	(4)

Total accumulated other comprehensive loss	(5,601)	(5,605)

Total Shareholders’ Equity	248,737	241,661

	$375,921	$377,543

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

(Unaudited)

	Three Months Ended October 31		Six Months Ended October 31
	2006	2005	2006	2005
Net sales	$210,818	$214,535	$433,570	$430,099
Cost of sales and distribution	167,955	180,808	341,596	359,482

Gross Profit	42,863	33,727	91,974	70,617

Selling and marketing expenses	17,906	18,115	35,830	35,928
General and administrative expenses	10,554	5,709	20,560	12,635

Operating Income	14,403	9,903	35,584	22,054

Interest expense	255	259	507	513
Other income	(671)	(311)	(1,376)	(574)

Income Before Income Taxes	14,819	9,955	36,453	22,115

Income tax expense	5,631	3,783	13,852	8,488

Net Income	$9,188	$6,172	$22,601	$13,627

Earnings Per Share

Weighted average shares outstanding
Basic	15,767,695	16,435,844	15,869,006	16,417,119
Diluted	15,981,527	16,793,367	16,126,993	16,758,552

Net income per share
Basic	$0.58	$0.38	$1.42	$0.83
Diluted	$0.57	$0.37	$1.40	$0.81

Cash dividends per share	$0.06	$0.03	$0.09	$0.06

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended October 31
	2006	2005
Operating Activities
Net income	$22,601	$13,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,037	18,268
Net loss on disposal of property, plant, and equipment	49	42
Stock based compensation expense	3,156	—
Deferred income taxes	(496)	(1,128)
Excess tax benefits from stock-based compensation	(292)	—
Tax benefit from stock options exercised	2,591	417
Other non-cash items	507	1,734
Changes in operating assets and liabilities:
Customer receivables	4,978	6,478
Inventories	7,167	(5,979)
Prepaid expenses and other current assets	(945)	(1,900)
Accounts payable	(7,983)	(1,734)
Accrued compensation and related expenses	3,402	581
Other accrued expenses	507	675
Other	(577)	(775)

Net Cash Provided by Operating Activities	52,702	30,306

Investing Activities
Payments to acquire property, plant, and equipment	(4,357)	(9,578)
Proceeds from sales of property, plant, and equipment	2	3
Investment in promotional displays	(6,198)	(7,354)

Net Cash Used by Investing Activities	(10,553)	(16,929)

Financing Activities
Payments of long-term debt	(553)	(416)
Proceeds from issuance of common stock	9,927	2,467
Repurchases of common stock	(29,773)	(973)
Payment of dividends	(1,431)	(985)
Excess tax benefits from stock-based compensation	292	—

Net Cash (Used) Provided by Financing Activities	(21,538)	93
Net Increase In Cash And Cash Equivalents	20,611	13,470
Cash And Cash Equivalents, Beginning of Period	47,955	24,406

Cash And Cash Equivalents, End of Period	$68,566	$37,876

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior amounts have been reclassified to conform to the current period presentation. Operating results for the six month period ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ended April 30, 2007. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2006.

NOTE B—NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, “Accounting for Uncertain Tax Positions,” (“FIN48”). FIN 48 clarifies how uncertainty in income taxes should be accounted for in a company’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition and classification of tax positions, accounting for interest and penalties, accounting for tax positions in interim periods, and disclosure and transition requirements. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the expected impact of the provisions of FIN 48 on its results of operations and its financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the expected impact of the provisions of SFAS 157 on its results of operations and its financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 amends SFAS 87, “Employers’ Accounting for Pension” (“SFAS 87”), SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Benefits and for Termination Benefits” (“SFAS 88”), and SFAS 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” Effective for fiscal years ending after December 15, 2006, SFAS 158 requires balance sheet recognition of the funded status for all pension and postretirement benefit plans. The impact of adoption will be recorded as an adjustment of other accumulated comprehensive income. Subsequent changes in funded status will be recognized as a component of other comprehensive income to the extent they have not yet been recognized as a component of net periodic benefit cost pursuant to SFAS 87 or SFAS 88. The Company is currently evaluating the impact of adopting SFAS No. 158 on its financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB 108 is effective for the Company’s fiscal year ending April 30, 2007. The Company is currently evaluating the impact of SAB 108 on its financial position and results of operations.

NOTE C—COMPREHENSIVE INCOME

The Company’s comprehensive income was $9.2 million and $22.6 million for the three months and six months ended October 31, 2006, respectively, and $6.2 million and $13.8 million for the three months and six months ended October 31, 2005, respectively.

The Company’s interest rate swap agreement expired May 31, 2006.

NOTE D—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended October 31		Six Months Ended October 31
	2006	2005	2006	2005
Numerator used for both basic and dilutive earnings per share:
Net income	$9,188	$6,172	$22,601	$13,627

Denominator:
Denominator for basic earnings per share-weighted average shares	15,768	16,436	15,869	16,417
Effect of dilutive securities:
Stock Options	214	357	258	341

Denominator for diluted earnings per share-weighted average shares and assumed conversions	15,982	16,793	16,127	16,758

Net income per share
Basic	$0.58	$0.38	$1.42	$0.83
Diluted	$0.57	$0.37	$1.40	$0.81

NOTE E—STOCK-BASED COMPENSATION

General

Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards for the three months and six months ended October 31, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to April 30, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior period have not been restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by SFAS 123.

At October 31, 2006, the Company had stock-based compensation plans as more particularly described below. The total compensation expense related to stock-based awards granted under these plans for the three months and six months ended October 31, 2006, reflecting the impact of the implementation of the modified prospective transition method in accordance with SFAS 123R, was $1.6 million and $3.1 million, respectively. Effective May 1, 2006 and subsequent thereto, the Company recognizes stock-based compensation costs net of a forfeiture rate for only those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company estimated the forfeiture rate for options granted during the first six months of fiscal 2007 based on its historical experience.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as operating activities in the consolidated statement of cash flows. SFAS 123R requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company classified $292,000 of excess tax benefits as financing cash flows for the six months ended October 31, 2006. The total income tax benefit recognized in the condensed consolidated statement of operations for share-based awards for the three months and six months ended October 31, 2006 (in accordance with the provisions of SFAS 123R) was $619,000 and $1,999,000, respectively. During the three months and six months ended October 31, 2005 (in accordance with the provisions of APB 25) the total income tax benefit recognized was $562,000 and $1,061,000, respectively.

The pro forma table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation- Transition and Disclosure”, to all stock-based employee compensation for the three months and six months ended October 31, 2005:

	Three Months Ended October 31, 2005	Six Months Ended October 31, 2005
Net income, as reported	$6,172	$13,627
Add:
Share-based compensation expense included in reported income, net of taxes	—	—
Deduct:
Total share-based employee compensation expense determined under the fair value method, net of taxes	(876)	(1,650)

Net income, pro forma	$5,296	$11,977

Net income per common share:
Basic - as reported	$0.38	$0.83
Basic - pro forma	$0.32	$0.73
Diluted - as reported	$0.37	$0.81
Diluted - pro forma	$0.32	$0.71

Stock Option Plans

At October 31, 2006 the Company had stock option awards outstanding under five different plans: (1) a 1999 stock option plan for employees, (2) a 2004 stock incentive plan for employees, (3) a 2000 stock option plan for non-employee directors, (4) a 2005 stock option plan for non-employee directors, and (5) 2006 Non-Employee Directors Equity Ownership Plan. Stock options granted and outstanding under each of the plans vest evenly over a three-year period and have a 4 to 10 year contractual term. The exercise price of all stock options granted is equal to the fair market value of the Company’s common stock on the option grant date. No new grants will be made under the 2000 and 2005 plan for non-employee directors. As of October 31, 2006, 1,935,021 shares of common stock remain available for issuance under the 1999 stock option plan for employees, the 2004 stock incentive plan for employees, the 2005 stock option plan for non-employee directors, and 2006 Non-Employee Directors Equity Ownership Plan.

Methodology Assumptions

As part of its SFAS 123R adoption, the Company examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee and non-employee director groups. From this analysis, the Company identified two employee groups and one non-employee director group. The Company uses the Black-Scholes option-pricing model to value the Company’s stock options for each of the three groups. Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of the Company’s stock option awards, which are subject to pro-rata vesting over three years, is expensed on a straight-line basis over the vesting period of the stock options. The expected volatility assumption is based on the historical volatility of the Company’s stock over a term at least equal to the expected term of the option granted. The expected term of stock option awards granted is derived from the Company’s historical exercise experience and represents the period of time that stock option awards granted are expected to be outstanding for each of the three identified groups. The expected term assumption incorporates the contractual term of an option grant, which is generally ten years for employees and four years to ten years for non-employee directors, as well as the vesting period of an award. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.

The weighted average assumptions and valuation of the Company’s stock options for the three months and six months ended October 31, 2006 and October 31, 2005 were as follows:

	Three Months Ended October 31		Six Months Ended October 31
	2006	2005	2006	2005
Weighted average fair value of grants	$15.24	$12.62	$14.40	$14.50
Expected volatility	44.44%	37.60%	42.96%	49.67%
Expected term in years	6	4	5	6
Risk-free interest rate	4.77%	4.03%	4.98%	3.89%
Expected dividend yield	0.73%	0.33%	0.41%	0.41%

Stock Based Compensation Activity

The following table presents a summary of the Company’s stock options activity for the six months ended October 31, 2006 (remaining contractual term (in years) and exercise prices are weighted averages):

	Number of Options	Remaining Contractural Term	Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of period	2,034,211	6.7	$24.96	$18,859
Granted	565,150	8.2	33.16	2,166
Exercised	(496,533)	—	17.30	8,468
Cancelled or expired	(78,001)	—	30.39	515

Outstanding at end of period	2,024,827	6.9	$28.89	$16,638

Vested and expected to vest in the future at October 31, 2006	1,969,801	7.4	$28.85	$16,315
Exercisable at October 31, 2006	1,043,892	6.1	$26.03	$11,438
Available for grant at October 31, 2006	1,935,021

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 31, 2006. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the six months ended October 31, 2006 (based on the difference between the Company’s stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $8.5 million. The total fair value of options vested during the six months ended October 31, 2006 was $5.3 million.

As of October 31, 2006, there was $12.3 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.9 years.

Cash received from option exercises for the six months ended Ocrober 31, 2006 was an aggregate of $8.6 million. The actual tax benefit realized for the tax deduction from option exercises of stock option awards totaled $3.2 million for the six months ended October 31, 2006.

For the three-month and six-month period ended October 31, 2006, stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended October 31, 2006	Six Months Ended October 31, 2006
Cost of sales and distribution	$307	$633
Selling and marketing expenses	305	623
General and administrative expenses	1,016	1,900

Stock-based compensation expense, before income taxes	1,628	3,156
Less: Income tax benefit	619	1,199

Total stock-based compensation expense, net of taxes	$1,009	$1,957

NOTE F—CUSTOMER RECEIVABLES

The components of customer receivables were:

(in thousands)	October 31, 2006	April 30, 2006
Gross customer receivables	$55,105	$60,769
Less:
Allowance for doubtful accounts	(1,476)	(1,096)
Allowances for returns and discounts	(4,854)	(6,159)

Net customer receivables	$48,775	$53,514

NOTE G—INVENTORIES

The components of inventories were:

(in thousands)	October 31, 2006	April 30, 2006
Raw materials	$18,553	$20,081
Work-in-process	42,749	42,762
Finished goods	13,112	18,138

Total FIFO inventories	$74,414	$80,981
Reserve to adjust inventories to LIFO value	(13,502)	(12,459)

Total LIFO inventories	$60,912	$68,522

As a result of LIFO inventory liquidations, cost of sales reflected approximately $140,000 less expense year-to-date for fiscal 2007 than would have been recorded in a current cost environment. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Since these items are estimated, interim results are subject to the final year-end LIFO inventory valuation.

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

The following is a reconciliation of the Company’s warranty liability:

	Six Months Ended October 31,
(in thousands)	2006	2005
Beginning balance at May 1	$5,387	$4,952
Accrual	9,247	14,863
Settlements	(10,534)	(14,847)

Ending balance at October 31	$4,100	$4,968

NOTE I—CASH FLOW

Supplemental disclosures of cash flow information:

	Six Months Ended October 31,
(in thousands)	2006	2005
Cash paid during the period for:
Interest	$956	$469
Income taxes	$12,834	$10,551

NOTE J—PENSION BENEFITS

Net periodic pension cost consisted of the following for the three months and six months ended October 31, 2006 and 2005.

	Three Months Ended October 31		Six Months Ended October 31
(in thousands)	2006	2005	2006	2005
Service cost	$1,235	$1,340	$2,471	$2,680
Interest cost	1,083	1,005	2,166	2,009
Expected return on plan assets	(1,074)	(853)	(2,149)	(1,705)
Amortization of net loss	217	488	434	975
Amortization of prior service cost	36	32	72	65

Net periodic pension cost	$1,497	$2,012	$2,994	$4,024

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended April 30, 2006, that it expected to contribute $10.9 million to its pension plan in fiscal 2007. As of October 31, 2006, $4.0 million of contributions have been made. The Company presently anticipates contributing an additional $8.3 million to fund its pension plan in fiscal 2007 for a total of $12.3 million.

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

NOTE L—SUBSEQUENT EVENTS

On November 16, 2006, the Board of Directors approved a $.06 per share cash dividend on its common stock. The cash dividend will be paid on December 15, 2006, to shareholders of record on December 1, 2006.

In addition, on November 16, 2006, the Board of Directors authorized an additional $50 million to repurchase common stock under a new stock repurchase program. This Board authorization is for the repurchase of company stock from time-to-time when in the opinion of management, the market price presents an attractive return on investment for the shareholders.

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

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent distributors. At October 31, 2006, the Company operated 15 manufacturing facilities and 9 service centers across the country.

The three-month period ending October 31, 2006 was the Company’s second quarter of fiscal 2007. During the second quarter of fiscal 2007, the Company experienced growth in net sales driven by a double digit expansion in remodeling sales, offset by a decline in sales to new construction market customers. Demand for the Company’s products in the remodeling market exhibited growth as home improvement activity, and general economic factors impacting consumer spending, including job creation, unemployment levels, inflation and consumer confidence, remained positive. New construction markets serviced by the Company exhibited mixed conditions, as uncertainty over the supply of unsold homes and market prices led to a general market slowdown.

Gross profit for the second quarter of fiscal 2007 was 20.3%, up significantly from 15.7% in the second quarter of fiscal 2006. The improvement in gross profit was driven by the resolution of operational events that adversely impacted the Company in the prior year, which improved productivity and helped reduce discretionary spending. The Company realized continued benefits from its previously announced transition out of certain low-margin products, and the replacement of such products with more profitable core volume.

As a result of adopting SFAS 123R on May 1, 2006, the Company’s income before income taxes and net income for the quarter ended October 31, 2006 was $1,628,000 and $1,009,000 lower, respectively, from what would have been presented had the Company continued to account for stock options under APB 25.

Net income for the second quarter of fiscal 2007 was $9.2 million compared to $6.2 million during the second quarter of fiscal 2006.

Results of Operations

(in thousands)	Three Months Ended October 31			Six Months Ended October 31
	2006	2005	Percent Change	2006	2005	Percent Change
Net Sales	$210,818	$214,535	(1.7%)	$433,570	$430,099.8%
Gross Profit	42,863	33,727	27.1%	91,974	70,617	30.2%
Selling and Marketing Expenses	17,906	18,115	(1.2%)	35,830	35,928	(.3%)
General and Administrative Expenses	10,554	5,709	84.9%	20,560	12,635	62.7%
Interest Expense	255	259	(1.5%)	507	513	(1.1%)

Net Sales.  Net sales were $210.8 million for the second quarter of fiscal 2007, a decrease of 1.7% as compared with the second quarter of fiscal 2006. For the first six months of fiscal 2007, net sales were $433.6 million, reflecting an increase of 0.8% over the same period of fiscal 2006. Overall unit volume for the three-month and the six-month periods ended October 31, 2006 was lower than in the comparable periods of the preceding year, driven primarily by the Company’s ongoing transition out of certain high-volume low margin products, as well as by weaker than expected new construction sales volume. Average revenue per unit increased during the three and six month periods ended October 31, 2006 as compared with prior year, driven primarily by the aforementioned sales transition, and the resulting improvements in the Company’s sales mix. Unit volume decreased by 14.2% and 10.7%, respectively, for the three-month and six-month periods ended October 31, 2006, while average revenue per unit increased by 14.5% and 12.9%, respectively, during these same periods.

Gross Profit.  Gross profit margin for the second quarter of fiscal 2007 was 20.3% compared with 15.7% for the same period of fiscal 2006. For the first six months of fiscal 2007, gross margin was 21.2%, compared with 16.4% for the same period of fiscal 2006. Materials, freight, labor, and overhead costs were all lower as a percentage of net sales during the three and six-month periods ended October 31, 2006 due primarily to the aforementioned change in the Company’s sales mix. Specific changes and additional reasons for their changes were as follows:

·	Materials costs declined as a percentage of net sales by 1.9% and 2.2%, respectively, in the three-month and six-month periods ended October 31, 2006 as compared with the comparable periods of fiscal 2006. In addition to the favorable impact of the aforementioned changes in sales mix, sales price increases helped offset inflationary cost increases, and improved efficiencies in materials handling and lumber yields also helped reduce costs in relation to net sales.

·	Freight costs declined as a percentage of net sales by 1.2% and 1.1%, respectively, in the three-month and six-month periods ended October 31, 2006 as compared with the comparable periods of fiscal 2006. In addition to the favorable impact of the aforementioned changes in sales mix, diesel fuel surcharge costs were slightly lower in relation to net sales.

·	Labor costs declined as a percentage of net sales by 1.4% in each of the three-month and six-month periods ended October 31, 2006, respectively, as compared with the comparable periods of fiscal 2006. In addition to the favorable impact of the aforementioned changes in sales mix, productivity and efficiency also improved due to the resolution of operational events that adversely impacted the Company in the prior year periods.

·	Overhead costs also modestly improved in the three and six-month periods ended October 31, 2006 as compared with the comparable periods of fiscal 2006, as efficiencies from improved operations more than offset an increase from recording stock compensation expense of 0.2% of net sales in the three and six-month periods ended October 31, 2006.

Selling and Marketing Expenses.  Selling and marketing expenses for the second quarter of fiscal 2007 were $17.9 million or 8.5% of net sales, compared with $18.1 million or 8.4% of sales for the same period in fiscal 2006. For the first six months of fiscal 2007, selling and marketing costs were $35.8 million, or 8.3% of net sales, compared with $35.9 million, or 8.4% of net sales for the same period of fiscal 2006. Costs were relatively flat in both periods due to ongoing cost management efforts. Stock compensation costs increased selling and marketing costs by 0.2% of net sales in the three and six-month periods ended October 31, 2006.

General and Administrative Expenses.  General and administrative expenses for the second quarter of fiscal 2007 were $10.6 million or 5.0% of net sales compared with $5.7 million or 2.7% of net sales for the same period in fiscal 2006. For the first six months of fiscal 2007, general and administrative costs were $20.6 million, or 4.7% of net sales, compared with $12.6 million, or 2.9% of net sales for the same period of fiscal 2006. The increase in fiscal 2007 was due primarily to higher costs associated with the Company’s pay-for-performance employee incentive plans, share-based compensation costs aggregating 0.6% of net sales, and a provision for potentially uncollectible receivables from a new construction customer.

Interest Expense.  Interest expense for the second quarter and first six months of fiscal 2007 was $255 thousand and $507 thousand, respectively, virtually unchanged from $259 thousand and $513 thousand, respectively, for the comparable periods of the prior year, as the amount of outstanding indebtedness and the number of long-term capital projects requiring capitalization of interest cost were similar to the prior fiscal year.

Effective Income Tax Rates.  The Company’s effective income tax rate for the second quarter and first six months of fiscal 2007 was 38.0%, compared with 38.0% and 38.4%, respectively, for the comparable periods of fiscal year 2006. The decrease in the effective tax rate for the six-month period of fiscal 2007 is a result of the phasing in of the American Jobs Creation Act of 2004, which allows a deduction for qualified domestic production activities.

Outlook.  The Company expects market conditions for the remodeling market for the second half of its fiscal year that ends April 30, 2007, to be relatively flat with the comparable period of the prior year. The Company expects to continue to gain market share in the remodeling market during this time period with a double digit sales increase over prior year levels. The Company expects that weak market conditions will lead to an elongation of construction time-frames and cause overall new construction market sales to decline during the second half of fiscal 2007. The Company expects that it will gain market share, but due to the elongated construction time-frames, its sales to new construction customers will decline by double digits during this time period. Due to the offsetting nature of these two market dynamics, the Company expects that its core sales will be roughly flat with prior year levels during the second half of fiscal 2007. The Company’s transition out of retail low-margin products is expected to cause sales of these products to decline by 90% below prior year levels. The Company expects to complete this transition by the end of fiscal year 2007. Inclusive of the transition impact, the Company expects that its total net sales will decline from 6% to 10% below prior year levels during the second half of fiscal 2007.

The Company expects that its gross margin rate for the second half of fiscal 2007 will approximate the 21.2% that it earned during the first half of the fiscal year, with third quarter margins dipping lower than that level and fourth quarter margins exceeding that level, due primarily to seasonal customer ordering patterns. The Company expects that in order to maintain its labor productivity as the low-margin products transition is completed, it will modestly reduce its direct labor headcount during the second half of fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

On October 31, 2006, the Company’s cash and cash equivalents totaled $68.6 million, up from $48.0 million at April 30, 2006. At October 31, 2006, total short-term and long-term debt was $28.7 million, down $0.5 million from its balance at April 30, 2006. Long-term debt to capital was 9.9% and 10.3% at October 31, 2006 and April 30, 2006, respectively.

The Company’s primary source of liquidity is cash generated from operating activities consisting of net earnings adjusted for non-cash operating items including depreciation, amortization and non-cash stock-based compensation expense, and changes in operating assets and liabilities such as receivables, inventories, and payables.

Cash provided by operating activities in the first six months of fiscal 2007 was $52.7 million, compared with $30.3 million in the comparable period of fiscal 2006. The improvement in cash provided from operations compared with last year was primarily attributable to the increase in net income of $9.0 million, combined with a non-cash charge of $3.2 million for stock-based compensation expense, an increase in the net tax benefits realized from stock option exercises of $2.2 million, and an improvement of $13.2 million related to the reduction in inventory levels in the current year, as compared with an increase in the comparable prior year period. Offsetting these improvements in the current fiscal year was a $6.2 million reduction from the greater reduction in the Company’s accounts payable as compared with a year ago. The decreases in inventory and accounts payable were due to a combination of reduced new plant start-up activities and a reduction in production volume.

The Company’s primary investing activities are capital expenditures and investments in promotional displays. Net cash used by investing activities in the first six months of fiscal 2007 was $10.6 million compared with $16.9 million in fiscal 2006. Additions to property, plant, and equipment for the first six months of fiscal 2007 were $4.4 million, compared with $9.6 million in the first six months of fiscal 2006. Additions to property, plant, and equipment made in fiscal 2007 were primarily for equipment and tooling related to cost savings projects. The Company’s investment in promotional displays for the first six months of fiscal 2007 was $6.2 million, compared with $7.4 million in the first six months of fiscal 2006. The Company expects its investments in capital expenditures and promotional displays for fiscal 2007 will be approximately $31 million to $37 million compared with $26.6 million in fiscal 2006.

During the first six months of fiscal 2007, net cash used by financing activities was $21.5 million, compared with cash provided in the comparable period of fiscal 2006 of $0.1 million. The net use of cash in fiscal 2007 related to the Company’s repurchase of $29.8 million of its common stock, the payment of dividends in the amount of $1.4 million, and the payment of long-term debt of $0.6 million, offset by proceeds and tax benefits received from the exercise of stock options in the amount of $10.2 million. In the first six months of fiscal 2006, the Company repurchased $1.0 million of stock, paid dividends of $1.0 million and repaid debt by $0.4 million, offset by exercises of stock options of $2.5 million.

Under the Company’s stock repurchase plans approved by its Board of Directors in March 2006 and July 2006, the Company repurchased $24.5 million of its common stock during the first six months of fiscal 2007. The March 2006 and July 2006 repurchase authorizations aggregated $10 million and $20 million, respectively. The authorizations allow the Company to repurchase its common stock from time to time, when management believes the market price presents an attractive return on investment for the shareholders. At October 31, 2006, approximately $2.9 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock under the July 2006 authorization. In November 2006, the Company announced a new $50 million stock repurchase program authorized by its Board of Directors. Including the November 2006 authorization, the Company has authorized a total of $120 million of stock repurchases since the inception of the program in 2001. See Part II, Item 2 for a table summarizing stock repurchases in the quarter ended October 31, 2006, and the approximate dollar value of shares that may be repurchased under the program.

Cash flow from operations combined with accumulated cash on hand and available borrowing capacity on the Company’s $35 million line of credit is expected to be more than sufficient to meet forecasted working capital requirements, service existing debt obligations, and fund capital expenditures for the remainder of fiscal 2007.

The Company’s interest rate swap agreement expired on May 31, 2006.

The timing of the Company’s contractual obligations as of April 30, 2006 is summarized in the table below.

	FISCAL YEARS ENDING APRIL 30
(in thousands)	Total Amounts	2007	2008–2011	2012 and Thereafter
Term credit facility	$10,000	$—	$10,000	$—
Term loans	6,232	357	1,518	4,357
Other term loans	2,234	—	—	2,234
Interest on long-term debt (a)	3,300	697	2,152	451
Interest rate swap	9	9	—	—
Operating leases	9,525	3,814	5,711	—
Capital lease obligations	10,751	1,099	1,952	7,700
Pension contributions (b)	26,507	10,887	15,620	—

Total	$68,558	$16,863	$36,953	$14,742

(a)	Interest commitments under interest bearing debt consists of interest under the Company’s primary loan agreement and other term loans and capitalized lease agreements. The Company’s term credit facility includes a $10 million term note that bears interest at the London Interbank Offered Rate (LIBOR) plus a spread of .050% and was fixed at 6.0% through May 31, 2006, via an interest rate swap. Interest under other term loans and capitalized lease agreements is fixed at rates between 2% and 6%. Interest commitments under interest bearing debt assume the fixed rate on the Company’s primary loan agreement through May 31, 2006, and at LIBOR plus the spread as of April 30, 2006, throughout the remaining term of the agreement.
(b)	The estimated cost and benefits of the Company’s two defined benefit pension plans are determined annually by independent actuaries based upon the discount rate and other assumptions at fiscal year end. Future pension funding contributions have been projected through fiscal 2010.

Dividends Declared

On November 16, 2006, the Board of Directors approved a $.06 per share cash dividend on its common stock. The cash dividend will be paid on December 15, 2006 to shareholders of record on December 1, 2006.

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

Critical Accounting Policies

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that, other than the adoption of SFAS 123R as of the beginning of the Company’s fiscal year 2007, there have been no other significant changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

Stock-Based Compensation Expense

Effective May 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during the quarter ended October 31, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based compensation awards granted subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for prior periods were not restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with APB 25 and related Interpretations, as permitted by SFAS 123.

The calculation of share-based employee compensation expense involves estimates that require management’s judgments. These estimates include the fair value of each of the stock option awards granted, which is estimated on the date of grant using a Black-Scholes option pricing model. There are two significant inputs into the Black-Scholes option pricing model: expected volatility and expected term. The Company estimates expected volatility based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period. See Note E to the condensed consolidated financial statements in this report for a further discussion on stock-based compensation

Item 3.	Quantitative and Qualitative Disclosures of Market Risk

As of October 31, 2006, the Company had a $10 million term loan which bears interest at the London InterBank Offered Rate (LIBOR) (5.4% at October 31, 2006) plus a spread (0.50% at October 31, 2006) based on total funded debt to earnings before deduction of interest and taxes, plus depreciation and amortization (EBITDA). All other borrowings of the Company, carry a fixed interest rate between 2% and 3%. See additional disclosures in the Company’s Annual Report on Form 10-K for the year ended April 30, 2006.

Item 4.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2006. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the design and operating effectiveness of the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the business. The Company does not have any litigation that does not constitute ordinary, routine litigation to its business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock in the quarter ended October 31, 2006:

	Share Repurchases
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (1) (000’s)
August 1 - 31, 2006	44,400	$33.40	44,400	$17,329
September 1 - 30, 2006	331,600	$33.27	331,600	$6,298
October 1 - 31, 2006	100,100	$33.62	100,100	$2,932

Quarter ended October 31, 2006	476,100	$33.35	476,100	$2,932

(1)	In March 2006 and July 2006, the Company’s Board of Directors approved plans to repurchase up to $10 million and $20 million, respectively, per plan of the Company’s common stock. These plans have no expiration date. In the second quarter of fiscal 2007, the Company repurchased 476,100 shares under the approved plans. At October 31, 2006, $2.9 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.

Item 6.	Exhibits

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004; Commission File No. 0-14798).

3.2 (a)	Bylaws (Incorporated by reference to Exhibit 3.2(a)-(f) to the Company’s Annual Report on Form 10-K filed on July 14, 2004; Commission File No. 0-14798).

3.2 (b)	Amendment to Bylaws on March 18, 2005 (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (Commission File No. 0-14798) as filed on May 2, 2005).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed Herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed Herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION (Registrant)

/s/ Jonathan H. Wolk
Jonathan H. Wolk Vice President and Chief Financial Officer

Date: December 6, 2006 Signing on behalf of the registrant and as principal financial and accounting officer