Form 10-Q
period 2007-01-31
AMERICAN WOODMARK CORP
filed 2007-03-05
CIK 794619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

Large Accelerated Filer  ☐         Accelerated Filer  ☒         Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	15,648,409 shares outstanding
Class	as of March 2, 2007

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	January 31, 2007	April 30, 2006
ASSETS
Current Assets
Cash and cash equivalents	$69,639	$47,955
Customer receivables, net	42,102	54,857
Inventories	54,535	68,522
Prepaid expenses and other	7,960	2,018
Deferred income taxes	7,309	11,590

Total Current Assets	181,545	184,942
Property, plant, and equipment, net	166,576	175,384
Promotional displays, net	16,468	16,698
Other assets	592	806
Intangible pension asset	1,056	1,056

	$366,237	$378,886

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$20,863	$34,329
Accrued compensation and related expenses	24,993	30,949
Current maturities of long-term debt	1,230	1,456
Accrued marketing expenses	6,708	7,639
Other accrued expenses	10,468	10,043

Total Current Liabilities	64,262	84,416

Long-term debt, less current maturities	27,064	27,761
Deferred income taxes	14,138	16,886
Long-term pension liabilities	4,233	4,233
Other long-term liabilities	3,468	3,929

Shareholders’ Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding 15,634,871 shares at January 31, 2007; 15,958,496 shares at April 30, 2006	73,507	53,195
Retained earnings	185,166	194,071
Accumulated other comprehensive loss
Minimum pension liability	(5,601)	(5,601)
Unrealized loss on derivative contracts	—	(4)

Total accumulated other comprehensive loss	(5,601)	(5,605)

Total Shareholders’ Equity	253,072	241,661

	$366,237	$378,886

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended January 31		Nine Months Ended January 31
	2007	2006	2007	2006
Net sales	$161,224	$191,143	$594,794	$621,242
Cost of sales and distribution	132,156	157,788	473,752	517,270

Gross Profit	29,068	33,355	121,042	103,972

Selling and marketing expenses	16,886	17,877	52,716	53,805
General and administrative expenses	7,444	5,833	28,005	18,468

Operating Income	4,738	9,645	40,321	31,699

Interest expense	217	247	724	760
Other income	(797)	(391)	(2,174)	(965)

Income Before Income Taxes	5,318	9,789	41,771	31,904

Income tax expense	1,539	3,720	15,391	12,208

Net Income	$3,779	$6,069	$26,380	$19,696

Earnings Per Share

Weighted average shares outstanding
Basic	15,667,366	16,276,047	15,801,793	16,370,095
Diluted	16,044,636	16,464,508	16,099,541	16,657,573

Net income per share
Basic	$0.24	$0.37	$1.67	$1.20
Diluted	$0.24	$0.37	$1.64	$1.18

Cash dividends per share	$0.06	$0.03	$0.15	$0.09

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended January 31
	2007	2006
Operating Activities
Net income	$26,380	$19,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,013	27,734
Net loss on disposal of property, plant, and equipment	92	53
Stock based compensation expense	4,809	—
Deferred income taxes	1,533	(1,171)
Excess tax benefits from stock-based compensation	(363)	—
Tax benefit from stock options exercised	4,099	421
Other non-cash items	(1,078)	1,412
Changes in operating assets and liabilities:
Customer receivables	14,827	14,703
Inventories	13,447	(2,235)
Prepaid expenses and other current assets	(6,264)	(1,440)
Accounts payable	(13,466)	(11,899)
Accrued compensation and related expenses	(5,956)	(1,703)
Other accrued expenses	(506)	(2,828)
Other	(853)	(958)

Net Cash Provided by Operating Activities	63,714	41,785

Investing Activities
Payments to acquire property, plant, and equipment	(8,635)	(11,417)
Proceeds from sales of property, plant, and equipment	2	3
Investment in promotional displays	(9,278)	(10,320)

Net Cash Used by Investing Activities	(17,911)	(21,734)

Financing Activities
Payments of long-term debt	(923)	(652)
Proceeds from issuance of common stock	14,608	2,956
Repurchases of common stock	(35,800)	(12,555)
Payment of dividends	(2,367)	(1,479)
Excess tax benefits from stock-based compensation	363	—

Net Cash Used by Financing Activities	(24,119)	(11,730)
Net Increase In Cash And Cash Equivalents	21,684	8,321
Cash And Cash Equivalents, Beginning of Period	47,955	24,406

Cash And Cash Equivalents, End of Period	$69,639	$32,727

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior amounts have been reclassified to conform to the current period presentation. Operating results for the nine month period ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ended April 30, 2007. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2006.

NOTE B—NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, “Accounting for Uncertain Tax Positions,” (“FIN 48”). FIN 48 clarifies how uncertainty in income taxes should be accounted for in a company’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition and classification of tax positions, accounting for interest and penalties, accounting for tax positions in interim periods, and disclosure and transition requirements. FIN 48 will be effective for fiscal years beginning after December 15, 2006, which for the Company is its fiscal year beginning May 1, 2007. The Company is currently evaluating the expected impact of the provisions of FIN 48 on its results of operations and its financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the expected impact of the provisions of SFAS 157 on its results of operations and its financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 amends SFAS 87, “Employers’ Accounting for Pension” (“SFAS 87”), SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Benefits and for Termination Benefits” (“SFAS 88”), and SFAS 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” Effective for fiscal years ending after December 15, 2006, SFAS 158 requires balance sheet recognition of the funded status for all pension and postretirement benefit plans. The impact of adoption will be recorded as an adjustment to other accumulated comprehensive income. Subsequent changes in funded status will be recognized as a component of other comprehensive income to the extent they have not yet been recognized as a component of net periodic benefit cost pursuant to SFAS 87 or SFAS 88. The Company is currently evaluating the impact of adopting SFAS 158 on its financial statements.

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

NOTE C—COMPREHENSIVE INCOME

The Company’s comprehensive income was $3.8 million and $26.4 million for the three months and nine months ended January 31, 2007, respectively, and $6.1 million and $19.8 million for the three months and nine months ended January 31, 2006, respectively.

The Company’s interest rate swap agreement expired May 31, 2006.

NOTE D—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended January 31		Nine Months Ended January 31
	2007	2006	2007	2006
Numerator used for both basic and dilutive earnings per share:
Net income	$3,779	$6,069	$26,380	$19,696

Denominator:
Denominator for basic earnings per share-weighted average shares	15,667	16,276	15,802	16,370
Effect of dilutive securities:
Stock Options	377	188	298	288

Denominator for diluted earnings per share-weighted average shares and assumed conversions	16,045	16,464	16,100	16,658

Net income per share
Basic	$0.24	$0.37	$1.67	$1.20
Diluted	$0.24	$0.37	$1.64	$1.18

NOTE E—STOCK-BASED COMPENSATION

General

Effective May 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards for the three months and nine months ended January 31, 2007 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to April 30, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior period have not been restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by SFAS 123.

At January 31, 2007, the Company had stock-based compensation plans as more particularly described below. The total compensation expense related to stock-based awards granted under these plans for the three months and nine months ended January 31, 2007, reflecting the impact of the implementation of the modified prospective transition method in accordance with SFAS 123R, was $1.7 million and $4.8 million, respectively. Effective May 1, 2006 and subsequent thereto, the Company recognizes stock-based compensation costs net of a forfeiture rate for only those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company estimated the forfeiture rate for options granted during the first nine months of fiscal 2007 based on its historical experience.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as operating activities in the consolidated statement of cash flows. SFAS 123R requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company classified $363,000 of excess tax benefits as financing cash flows for the nine months ended January 31, 2007. The total income tax benefit recognized in the condensed consolidated statement of operations for share-based awards for the three months and nine months ended January 31, 2007 (in accordance with the provisions of SFAS 123R) was $627,000 and $1,823,000, respectively. During the three months and nine months ended January 31, 2006 (in accordance with the provisions of APB 25) the total income tax benefit was $544,000 and $1,605,000, respectively.

The pro forma table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation- Transition and Disclosure”, to all stock-based employee compensation for the three months and nine months ended January 31, 2006:

	Three Months Ended January 31, 2006	Nine Months Ended January 31, 2006
Net income, as reported	$6,069	$19,696
Add:
Share-based compensation expense included in reported income, net of taxes	—	—
Deduct:
Total share-based employee compensation expense determined under the fair value method, net of taxes	(848)	(2,498)

Net income, pro forma	$5,221	$17,198

Net income per common share:
Basic - as reported	$0.37	$1.20
Basic - pro forma	$0.32	$1.05
Diluted - as reported	$0.37	$1.18
Diluted - pro forma	$0.32	$1.03

Stock Option Plans

At January 31, 2007 the Company had stock option awards outstanding under five different plans: (1) a 1999 stock option plan for employees, (2) a 2004 stock incentive plan for employees, (3) a 2000 stock option plan for non-employee directors, (4) a 2005 stock option plan for non-employee directors, and (5) 2006 Non-Employee Directors Equity Ownership Plan. Stock options granted and outstanding under each of the plans vest evenly over a three-year period and have a 4 to 10 year contractual term. The exercise price of all stock options granted is equal to the fair market value of the Company’s common stock on the option grant date. No new grants will be made under the 2000 and 2005 plan for non-employee directors. As of January 31, 2007, 1,936,838 shares of common stock remain available for issuance under the 1999 stock option plan for employees, the 2004 stock incentive plan for employees, the 2005 stock option plan for non-employee directors, and 2006 Non-Employee Directors Equity Ownership Plan.

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

The weighted average assumptions and valuation of the Company’s stock options for the three months and nine months ended January 31, 2007 and January 31, 2006 were as follows:

	Three Months Ended January 31		Nine Months Ended January 31
	2007	2006	2007	2006
Weighted average fair value of grants	$14.04	—	$14.40	$14.50
Expected volatility	41.37%	—	42.94%	49.67%
Expected term in years	5	—	5	6
Risk-free interest rate	4.58%	—	4.98%	3.89%
Expected dividend yield	0.67%	—	0.41%	0.41%

There were no grants in the three months ended January 31, 2006.

Stock Based Compensation Activity

The following table presents a summary of the Company’s stock options activity for the nine months ended January 31, 2007 (remaining contractual term (in years) and exercise prices are weighted averages):

	Number of Options	Remaining Contractural Term	Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of period	2,034,211	6.7	$24.96	$18,859
Granted	572,733	8.0	33.20	6,737
Exercised	(664,987)	—	19.25	11,001
Cancelled or expired	(87,401)	—	30.41	1,272

Outstanding at end of period	1,854,556	6.6	$29.11	$28,987

Vested and expected to vest in the future at January 31, 2007	1,803,330	7.2	$28.63	$29,454
Exercisable at January 31, 2007	906,281	5.7	$25.59	$17,553
Available for grant at January 31, 2007	1,936,838

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2007. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the nine months ended January 31, 2007 (based on the difference between the Company’s stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $11.0 million. The total fair value of options vested during the nine months ended January 31, 2007 was $5.6 million.

As of January 31, 2007, there was $9.0 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.4 years.

Cash received from option exercises for the nine months ended January 31, 2007 was an aggregate of $12.8 million. The actual tax benefit realized for the tax deduction from option exercises of stock option awards totaled $4.1 million for the nine months ended January 31, 2007.

For the three-month and nine-month period ended January 31, 2007, stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended January 31, 2007	Nine Months Ended January 31, 2007
Cost of sales and distribution	$306	$939
Selling and marketing expenses	302	925
General and administrative expenses	1,045	2,945

Stock-based compensation expense, before income taxes	1,653	4,809
Less: Income tax benefit	627	1,823

Total stock-based compensation expense, net of taxes	$1,026	$2,986

NOTE F—CUSTOMER RECEIVABLES

The components of customer receivables were:

(in thousands)	January 31, 2007	April 30, 2006
Gross customer receivables	$47,193	$62,112
Less:
Allowance for doubtful accounts	(1,517)	(1,096)
Allowances for returns and discounts	(3,574)	(6,159)

Net customer receivables	$42,102	$54,857

NOTE G—INVENTORIES

The components of inventories were:

(in thousands)	January 31, 2007	April 30, 2006
Raw materials	$17,154	$20,081
Work-in-process	40,673	42,762
Finished goods	10,585	18,138

Total FIFO inventories	$68,412	$80,981
Reserve to adjust inventories to LIFO value	(13,877)	(12,459)

Total LIFO inventories	$54,535	$68,522

As a result of LIFO inventory liquidations, cost of sales reflected approximately $233,000 less expense year-to-date for fiscal 2007 than would have been recorded in a current cost environment. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Since these items are estimated, interim results are subject to the final year-end LIFO inventory valuation.

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

The following is a reconciliation of the Company’s warranty liability:

	Nine Months Ended January 31,
(in thousands)	2007	2006
Beginning balance at May 1	$5,387	$4,952
Accrual	11,978	20,171
Settlements	(14,547)	(20,883)

Ending balance at January 31	$2,818	$4,240

NOTE I—CASH FLOW

Supplemental disclosures of cash flow information:

	Nine Months Ended January 31,
(in thousands)	2007	2006
Cash paid during the period for:
Interest	$798	$1,464
Income taxes	$15,438	$14,057

NOTE J—PENSION BENEFITS

Net periodic pension cost consisted of the following for the three months and nine months ended January 31, 2007 and 2006.

	Three Months Ended January 31		Nine Months Ended January 31
(in thousands)	2007	2006	2007	2006
Service cost	$1,235	$1,340	$3,706	$4,020
Interest cost	1,083	1,005	3,249	3,014
Expected return on plan assets	(1,074)	(853)	(3,223)	(2,558)
Amortization of net loss	217	488	651	1,463
Amortization of prior service cost	36	32	108	97

Net periodic pension cost	$1,497	$2,012	$4,491	$6,036

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended April 30, 2006, that it expected to contribute $10.9 million to its pension plan in fiscal 2007. As of January 31, 2007, $10.3 million of contributions have been made in fiscal 2007. The Company presently anticipates contributing an additional $1.9 million to fund its pension plan in fiscal 2007 for a total of $12.2 million.

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

NOTE L—SUBSEQUENT EVENTS

On February 28, 2007, the Board of Directors approved a $.06 per share cash dividend on its common stock. The cash dividend will be paid on March 30, 2007, to shareholders of record on March 16, 2007.

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements, both of which are included in Part I, Item 1 of this report. The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2006.

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

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent distributors. At January 31, 2007, the Company operated fifteen manufacturing facilities and nine service centers across the country.

The three-month period ending January 31, 2007 was the Company’s third quarter of fiscal 2007. During the third quarter of fiscal 2007, the Company experienced a decline in total net sales, driven principally by the Company’s continued transition out of certain low-margin products, as well as a decline in the Company’s sales to new construction customers that exceeded growth in sales to the Company’s remodeling customers. The Company believes it grew market share during this period, since its remodeling sales grew at a time when its remodeling customers experienced declining comparative sales results. Similarly, the rate of decline in the Company’s new construction sales was less than that experienced by many of its new construction customers.

Gross profit for the third quarter of fiscal 2007 was 18.0%, up from 17.5% earned in the third quarter of fiscal 2006. The improvement in gross profit was driven by the beneficial impact of the resolution of operational events that adversely impacted the Company in the prior year, as well as the continued benefits from its transition out of certain low-margin products.

As a result of adopting SFAS 123R on May 1, 2006, the Company’s income before income taxes and net income for the quarter ended January 31, 2007 was $1,653,000 and $1,026,000 lower, respectively, from what would have been presented had the Company continued to account for stock options under APB 25.

Net income for the third quarter of fiscal 2007 was $3.8 million compared to $6.1 million during the third quarter of fiscal 2006.

Results of Operations

(in thousands)	Three Months Ended January 31			Nine Months Ended January 31
	2007	2006	Percent Change	2007	2006	Percent Change
Net Sales	$161,224	$191,143	(15.7%)	$594,794	$621,242	(4.3%)
Gross Profit	29,068	33,355	(12.9%)	121,042	103,972	16.4%
Selling and Marketing Expenses	16,886	17,877	(5.5%)	52,716	53,805	(2.0%)
General and Administrative Expenses	7,444	5,833	27.6%	28,005	18,468	51.6%
Interest Expense	217	247	(12.1%)	724	760	(4.7%)

Sales.  Net sales were $161.2 million for the third quarter of fiscal 2007, a decrease of 16% as compared with the third quarter of fiscal 2006. For the first nine months of fiscal 2007, net sales were $594.8 million, reflecting a decrease of 4% compared with the same period of fiscal 2006. Overall unit volume for the three-month and the nine-month periods ended January 31, 2007 was lower than in the comparable periods of the preceding year, driven primarily by the Company’s ongoing transition out of certain high-volume low margin products, as well as by weaker than expected new construction sales volume. Average revenue per unit increased during the three and nine month periods ended January 31, 2007 as compared with prior year, driven primarily by the aforementioned sales transition and the resulting improvements in the Company’s sales mix. Unit volume decreased by 29.2% and 16.3%, respectively, for the three-month and nine-month periods ended January 31, 2007, while average revenue per unit increased by 19.2% and 14.4%, respectively, during these same periods.

Gross Profit.  Gross profit margin for the third quarter of fiscal 2007 was 18.0% compared with 17.5% for the same period of fiscal 2006. For the first nine months of fiscal 2007, gross margin was 20.4%, compared with 16.7% for the same period of fiscal 2006. Materials and freight costs were lower as a percentage of net sales during the three and nine-month periods ending January 31, 2007 due primarily to the aforementioned change in the Company’s sales mix. Manufacturing overhead costs were higher as a percentage of net sales during the three-month and nine-month periods ending January 31, 2007, as this relatively fixed component of cost was compared with a declining sales level. Labor costs comprised a lower percentage of sales during the nine-month period but a higher percentage during the three-months ending January 31, 2007, as efficiencies from the product mix during the first nine months of the fiscal year were offset during the third quarter by inefficiencies associated with lower seasonal volume. Specific changes and additional reasons for their changes were as follows:

·	Materials costs declined as a percentage of net sales by 1.7% and 2.1%, respectively, in the three-month and nine-month periods ended January 31, 2007 as compared with the comparable periods of fiscal 2006. In addition to the favorable impact of the aforementioned changes in sales mix, sales price increases helped offset inflationary cost increases, and efficiencies in materials handling and lumber yields also helped reduce costs in relation to net sales.

·	Freight costs declined as a percentage of net sales by 1.1% in the three-month and nine-month periods ended January 31, 2007 as compared with the comparable periods of fiscal 2006. In addition to the favorable impact of the aforementioned changes in sales mix, diesel fuel surcharge costs were slightly lower in relation to net sales.

·	Labor costs decreased as a percentage of net sales by 1.0% in the nine-month period ended January 31, 2007, but increased during the three-month period, as compared with the comparable periods of fiscal 2006. The favorable year-to-date impact was driven by the aforementioned changes in sales mix and improved productivity and efficiency stemming from the resolution of operational events that adversely impacted the Company in the prior year periods. The increase during the three-month period was due to inefficiencies resulting from lower production volume.

·	Overhead costs increased as a percentage of sales in the three and nine-month periods ended January 31, 2007 by 1.9% and 0.5%, respectively, as compared with the comparable periods of fiscal 2006, as efficiencies from improved operations were more than offset by the impact of spreading a relatively fixed cost over a declining sales base, as well as an increase of 0.2% of net sales for stock compensation expense in the three and nine-month periods ended January 31, 2007.

Selling and Marketing Expenses.  Selling and marketing expenses for the third quarter of fiscal 2007 were $16.9 million or 10.5% of sales, compared with $17.9 million or 9.4% of sales for the same period in fiscal 2006. For the first nine months of fiscal 2007, selling and marketing expenses were $52.7 million or 8.9% of sales, compared with $53.8 million or 8.7% of sales for the first nine months of fiscal 2006. The increase as a percent of sales in the third quarter of fiscal 2007 was due primarily to a relatively fixed sales overhead cost compared with a reduced sales level. Stock compensation costs increased selling and marketing costs by 0.2% of net sales in the three and nine-month periods ended January 31, 2007.

General and Administrative Expenses.  General and administrative expenses for the third quarter of fiscal 2007 were $7.4 million or 4.6% of net sales, compared with $5.8 million or 3.1% of net sales for the same period in fiscal 2006. For the first nine months of fiscal 2007, general and administrative costs were $28.0 million, or 4.7% of net sales, compared with $18.5 million or 3.0% of net sales for the same period of fiscal 2006. The increase in fiscal 2007 was due primarily to higher costs associated with the Company’s pay-for-performance employee incentive plans, share-based compensation costs aggregating 0.6% of net sales in the three-month period and 0.5% in the nine-month period ended January 31, 2007, and a provision for potentially uncollectible receivables from a new construction customer.

Interest Expense.  Interest expense for the third quarter and first nine months of fiscal 2007 was $217 thousand and $724 thousand, respectively, virtually unchanged from $247 thousand and $760 thousand, respectively, for the comparable periods of the prior year, as the amount of outstanding indebtedness and the number of long-term capital projects requiring capitalization of interest cost were similar to the prior fiscal year.

Effective Income Tax Rates.  The Company’s effective income tax rate for the third quarter and first nine months of fiscal 2007 was 28.9% and 36.8% respectively, compared with 38.0% and 38.3% in the comparable periods of fiscal 2006. The decrease in the effective tax rate resulted from the enhanced level of tax-exempt income earned by the Company.

Outlook.  The Company expects a flat environment for remodeling orders in comparison with prior year and less robust new construction order rates during its fourth fiscal quarter. The Company expects sales for its core products to decline 7% to 9% below prior year levels. The Company completed its low-margin product transition during February 2007. Accordingly, sales of low-margin products will be $22 million less than in the prior year. The Company expects that total sales revenue will be 15% to 20% below prior year levels.

The Company expects that gross margin in its fourth fiscal quarter will approximate the 21% level achieved in the first half of the current fiscal year. The Company expects that the sequential improvement over the 18.0% gross margin rate realized in its third quarter of fiscal 2007 will be driven by seasonally higher sales volumes and improved sales mix, improved leverage of the Company’s overhead, continued realization of previous pricing actions to offset higher material and fuel costs, and the realization of operational improvements. It is expected that material and fuel costs will be relatively stable, however, should these costs rise significantly it would adversely affect the Company’s near-term operating performance.

LIQUIDITY AND CAPITAL RESOURCES

The statements of cash flows reflect the changes in cash and cash equivalents for the nine months ended January 31, 2007 and 2006, by classifying transactions into three major categories: operating, investing, and financing activities.

Operating Activities

The Company’s main source of liquidity is cash generated from operating activities consisting of net earnings adjusted for non-cash operating items, primarily depreciation and amortization, and changes in operating assets and liabilities such as receivables, inventories, and payables.

Cash provided by operating activities in the first nine months of fiscal 2007 was $63.7 million, compared with $41.8 million in the comparable period of fiscal 2006. The improvement in cash provided from operations compared with last year was primarily attributable to the increase in net income of $6.7 million, combined with a non-cash charge of $4.8 million for stock-based compensation expense, an increase in the net tax benefits realized from stock option exercises of $3.3 million, and an improvement of $15.7 million related to the reduction in inventory levels in the current year, as compared with an increase in the comparable prior year period. Offsetting these improvements in the current fiscal year were reductions relating to increases in prepaid expenses of $4.8 million more than in the prior year and in accrued compensation costs of $4.3 million more than in the prior year. The increase in prepaid expenses and accrued compensation each primarily relate to the Company’s increased net income, which has in turn required a higher level of tax deposits to be made and a higher level of accrued incentive compensation.

The Company’s primary investing activities are capital expenditures and investments in promotional displays. Net cash used by investing activities in the first nine months of fiscal 2007 was $17.9 million compared with $21.7 million in fiscal 2006. Additions to property, plant, and equipment for the first nine months of fiscal 2007 were $8.6 million, compared with $11.4 million in the first nine months of fiscal 2006. Additions to property, plant, and equipment made in fiscal 2007 were primarily for equipment and tooling related to cost savings projects. The Company’s investment in promotional displays for the first nine months of fiscal 2007 was $9.3 million, compared with $10.3 million in the first nine months of fiscal 2006. The Company expects its investments in capital expenditures and promotional displays for fiscal 2007 will approximate the same level made in fiscal 2006.

During the first nine months of fiscal 2007, net cash used by financing activities was $24.1 million, compared with $11.7 million of cash used in the comparable period of fiscal 2006. The net use of cash in fiscal 2007 related to the Company’s repurchase of $35.8 million of its common stock, the payment of dividends in the amount of $2.4 million, and the payment of long-term debt of $0.9 million, offset by proceeds and tax benefits received from the exercise of stock options in the amount of $15.0 million. In the first nine months of fiscal 2006, the Company repurchased $12.6 million of stock, paid dividends of $1.5 million and repaid debt by $0.7 million, offset by proceeds from exercises of stock options of $3.0 million.

Under the Company’s stock repurchase plans approved by its Board of Directors in March 2006, July 2006, and November 2006, the Company repurchased $35.8 million of its common stock during the first nine months of fiscal 2007. The Company exhausted the March 2006 and July 2006 repurchase authorizations, which aggregated $10 million and $20 million, respectively. The November 2006 authorization allows the Company to repurchase its common stock from time to time, when management believes the market price presents an attractive return on investment for its shareholders. At January 31, 2007, approximately $47.4 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock under the November 2006 authorization. The Company has authorized a total of $120 million of stock repurchases since the inception of the program in 2001. See Part II, Item 2 for a table summarizing stock repurchases in the quarter ended January 31, 2007, and the approximate dollar value of shares that may be repurchased under the program.

Cash flow from operations combined with accumulated cash on hand and available borrowing capacity on the Company’s $35 million line of credit is expected to be more than sufficient to meet forecasted working capital requirements, service existing debt obligations, and fund capital expenditures for the remainder of fiscal 2007.

The Company’s interest rate swap agreement expired on May 31, 2006.

The timing of the Company’s contractual obligations as of April 30, 2006 is summarized in the table below.

	FISCAL YEARS ENDING APRIL 30
(in thousands)	Total Amounts	2007	2008–2011	2012 and Thereafter
Term credit facility	$10,000	$—	$10,000	$—
Term loans	6,232	357	1,518	4,357
Other term loans	2,234	—	—	2,234
Interest on long-term debt (a)	3,300	697	2,152	451
Interest rate swap	9	9	—	—
Operating leases	9,525	3,814	5,711	—
Capital lease obligations	10,751	1,099	1,952	7,700
Pension contributions (b)	26,507	10,887	15,620	—

Total	$68,558	$16,863	$36,953	$14,742

(a)	Interest commitments under interest bearing debt consists of interest under the Company’s primary loan agreement and other term loans and capitalized lease agreements. The Company’s primary loan agreement includes a $10 million term note that bears interest at the London Interbank Offered Rate (LIBOR) plus a spread of .050% and was fixed at 6.0% through May 31, 2006, via an interest rate swap. Interest under other term loans and capitalized lease agreements is fixed at rates between 2% and 6%. Interest commitments under interest bearing debt assume the fixed rate on the Company’s primary loan agreement through May 31, 2006, and at LIBOR plus the spread as of April 30, 2006, throughout the remaining term of the agreement.
(b)	The estimated cost and benefits of the Company’s two defined benefit pension plans are determined annually by independent actuaries based upon the discount rate and other assumptions at fiscal year end. Future pension funding contributions have not been determined at this time.

Dividends Declared

On February 28, 2007 the Board of Directors approved a $.06 per share cash dividend on its common stock. The cash dividend will be paid on March 30, 2007 to shareholders of record on March 16, 2007.

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

Stock-Based Compensation Expense

Effective May 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during the quarter ended January 31, 2007 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based compensation awards granted subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for prior periods were not restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with APB 25 and related Interpretations, as permitted by SFAS 123.

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

As of January 31, 2007, the Company had a $10 million term loan which bears interest at the London InterBank Offered Rate (LIBOR) (4.6% at January 31, 2007) plus a spread (0.50% at January 31, 2007) based on total funded debt to earnings before deduction of interest and taxes, plus depreciation and amortization (EBITDA). All other borrowings of the Company, carry a fixed interest rate between 2% and 3%. See additional disclosures in the Company’s Annual Report on Form 10-K for the year ended April 30, 2006.

Item 4.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2007. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the design and operating effectiveness of the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the business. The Company does not have any litigation that does not constitute ordinary, routine litigation to its business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock in the quarter ended January 31, 2007:

	Share Repurchases
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (1) (000’s)
November 1 - 30, 2006	4,583	$37.75	---	$52,932
December 1 - 31, 2006	29,900	$40.71	26,900	$51,832
January 1 - 31, 2007	113,589	$40.82	108,200	$47,428

Quarter ended January 31, 2007	148,072	$40.70	135,100	$47,428

(1)	In July 2006 and November 2006, the Company’s Board of Directors approved plans to repurchase up to $20 million and $50 million, respectively, per plan of the Company’s common stock. These plans have no expiration date. In the third quarter of fiscal 2007, the Company repurchased 135,100 shares under the approved plans. At January 31, 2007, $47.4 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.

Item 6.	Exhibits

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004; Commission File No. 0-14798).

3.2 (a)	Bylaws (Incorporated by reference to Exhibit 3.2(a)-(f) to the Company’s Annual Report on Form 10-K filed on July 14, 2004; Commission File No. 0-14798).

3.2 (b)	Amendment to Bylaws on March 18, 2005 (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (Commission File No. 0-14798) as filed on May 2, 2005).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed Herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act. Filed Herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION (Registrant)

/s/ Jonathan H. Wolk
Jonathan H. Wolk Vice President and Chief Financial Officer

Date: March 5, 2007 Signing on behalf of the registrant and as principal financial and accounting officer