Form 10-K
period 2007-04-30
AMERICAN WOODMARK CORP
filed 2007-07-12
CIK 794619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (540) 665-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Stock (no par value)	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant as of October 31, 2006, the last business day of the Company’s most recent second quarter was $428,872,158.

As of June 27, 2007, 14,939,874 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended April 30, 2007 (“2007 Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K.

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 23, 2007 (“Proxy Statement”) are incorporated by reference into Parts II and III of this Form 10-K.

PART I

Item 1.	BUSINESS

American Woodmark Corporation (“American Woodmark” or the “Company”) manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. American Woodmark was incorporated in 1980 by the four principal managers of the Boise Cascade Cabinet Division through a leveraged buyout of that division. American Woodmark was operated privately until July of 1986 when it became a public company through a registered public offering of its common stock.

American Woodmark currently offers framed stock cabinets in approximately 350 different cabinet lines, ranging in price from relatively inexpensive to medium-priced styles. Styles vary by design and color from natural wood finishes to low-pressure laminate surfaces. The product offering of stock cabinets includes approximately 80 door designs in 11 colors. Stock cabinets consist of a common box with standard interior components and an oak, cherry, maple, or hickory front frame.

Products are primarily sold under the brand names of American Woodmark®, Timberlake®, Shenandoah Cabinetry®, and Potomac®.

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

American Woodmark operates in a highly fragmented industry that is composed of several thousand local, regional, and national manufacturers. The Company’s principal means for competition is its breadth and variety of product offering, expanded service capabilities, and affordable quality. The Company believes it is one of the three largest manufacturers of kitchen cabinets in the United States.

The Company’s business has historically been subject to seasonal influences, with higher sales typically realized in the second and fourth fiscal quarters. General economic forces and changes in the Company’s customer mix have reduced seasonal fluctuations in revenue over the past few years.

During the last fiscal year, American Woodmark had two primary customers, The Home Depot and Lowe’s Companies, Inc., which together accounted for approximately 66% of the Company’s fiscal 2007 sales. The loss of either customer would have a material adverse effect on the Company.

As of April 30, 2007, the Company had 5,148 employees. Approximately 12% of the Company’s employees are represented by labor unions. The Company believes that its employee relations are good.

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

The SEC allows the Company to incorporate by reference information it files with the SEC in response to many of the Items in this report. This means that we can disclose important information to you by referring you to those documents. The information incorporated by reference is an important part of this report. Several Items in Parts I and II of this report incorporate information from the 2007 Annual Report to Shareholders in response to those Items. The 2007 Annual Report to Shareholders is filed as Exhibit 13 to this report.

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

Our Business Relies On Remodeling Activity and Residential Construction. Our results of operations are affected by levels of home improvement and residential construction activity, including repair and remodeling and new construction. Interest rates, energy costs, consumer confidence, national and regional economic conditions, and weather conditions and natural disasters can significantly impact levels of home improvement and residential construction activity. We have increased our emphasis on new product development in recent years, and continue to focus on organic growth. Consequently, our financial performance will, in part, reflect our success in implementing our growth strategies in our existing markets and in introducing new products.

The Loss Or A Reduction In Business From Either Of Our Key Customers Would Have A Material Adverse Effect On Our Business. The size and importance to the Company of the two largest customers is significant. These customers could effect significant changes in their volume of purchases and could otherwise significantly affect the terms and conditions on which we do business. Our sales to The Home Depot and Lowe’s Companies were approximately 66% of total Company sales for fiscal 2007. Although builders, dealers, and other retailers represent other channels of distribution for the Company’s products, an unplanned loss of a substantial portion of our sales to The Home Depot or Lowe’s Companies could have a material adverse impact on the Company.

Our Operating Results Are Affected By The Cost And Availability Of Raw Material. Because we are dependent on outside suppliers for our raw material needs, we must obtain sufficient quantities of quality raw materials from our suppliers at acceptable prices and in a timely manner. We have no long-term supply contracts with our key suppliers. A substantial decrease in the availability of products from our suppliers, the loss of key supplier arrangements, or a substantial increase in the cost of our raw materials could adversely impact our results of operations.

We May Not Be Able To Maintain Or Raise The Prices Of Our Products In Response To Inflation And Increasing Costs. Short-term market and competitive pressures may prohibit us from raising prices to offset inflationary raw material and freight costs, which would adversely impact profit margins.

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

American Woodmark leases its Corporate Office located in Winchester, Virginia. In addition, the Company leases 2 manufacturing facilities in Hardy County, West Virginia and owns 13 manufacturing facilities located primarily in the eastern United States. The Company also leases 9 primary service centers, 2 satellite service centers, and 4 additional office centers located throughout the United States that support the sale and distribution of products to each market channel.

Primary properties as of April 30, 2007 include:

LOCATION	DESCRIPTION
Allegany County, MD	Manufacturing Facility
Berryville, VA	Manufacturing Facility
Berryville, VA	Service Center
Huntersville, NC	Service Center
Chavies, KY	Manufacturing Facility
Coppell, TX	Service Center
Gas City, IN	Manufacturing Facility
Ham Lake, MN	Manufacturing Facility
Hardy County, WV	Manufacturing Facility
Hardy County, WV	Manufacturing Facility
Houston, TX	Satellite Service Center
Humboldt, TN	Manufacturing Facility
Jackson, GA	Manufacturing Facility
Kingman, AZ	Manufacturing Facility
Kennesaw, GA	Service Center
Montgomeryville, PA	Service Center
Monticello, KY	Manufacturing Facility
Moorefield, WV	Manufacturing Facility
Orange, VA	Manufacturing Facility
Orlando, FL	Service Center
Raleigh, NC	Satellite Service Center
Phoenix, AZ	Service Center
Rancho Cordova, CA	Service Center
Tahlequah, OK	Manufacturing Facility
Tampa, FL	Service Center
Toccoa, GA	Manufacturing Facility
Winchester, VA	Corporate Office
Winchester, VA	Office (Customer Service)
Winchester, VA	Office (MIS)
Winchester, VA	Office (Product Dev.)
Winchester, VA	Office (Logistics)

Item 3.	LEGAL PROCEEDINGS

In response to this Item, the information under “Legal Matters” under “Note J – Commitments and Contingencies” to the Consolidated Financial Statements and under the caption “Legal Matters” under “Management’s Discussion and Analysis” in the 2007 Annual Report to Shareholders is incorporated herein by reference. The 2007 Annual Report is included as Exhibit 13 to this report.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the Company are elected by the Board of Directors and generally hold office until the next annual election of officers. There are no family relationships between any executive officer and any other officer or director of the Company or any arrangement or understanding between any executive officer and any other person pursuant to which such officer was elected. The executive officers of the Company as of April 30, 2007 are as follows:

Name	Age	Position(s) Held During Past Five Years
James J. Gosa	59	Chairman and Chief Executive Officer from August 2006 to present; Chairman, President, and Chief Executive Officer from August 2004 to August 2006; President and Chief Executive Officer from 1996 to August 2004

Kent B. Guichard	51	President and Chief Operating Officer from August 2006 to present; Executive Vice President and Chief Operating Officer from September 2005 to August 2006; Executive Vice President from May 2004 to September 2005; Senior Vice President, Finance and Chief Financial Officer from May 1999 to April 2004

Jonathan H. Wolk	45	Vice President, Finance and Chief Financial Officer from December 2004 to present

S. Cary Dunston	42	Senior Vice President, Manufacturing from October 2006 to present

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

In response to this Item, the information under “Market Information” in the 2007 Annual Report is incorporated herein by reference. The 2007 Annual Report is included as Exhibit 13 to this report.

The following table details share repurchases by the Company during the fourth quarter of fiscal 2007:

	Share Repurchases
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (1)
February 1 - 28, 2007	—	$—	—	$47,384,512
March 1 - 31, 2007	617,200	$36.426	617,200	$24,902,367
April 1 - 30, 2007	125,000	$36.645	125,000	$20,321,707

Quarter ended April 30, 2007	742,200	$36.463	742,200	$20,321,707

(1)	In May 2005 and March 2006, the Company’s Board of Directors approved plans to repurchase up to $10 million per plan of the Company’s common stock. In July 2006 and November 2006, the Company’s Board of Directors approved additional plans to repurchase up to $20 million and $50 million, respectively, of the Company’s common stock. These plans have no expiration date. In the fourth quarter of fiscal 2006, the Company repurchased 742,200 shares under the approved plans. At April 30, 2007, $20.3 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.

Item 6.	SELECTED FINANCIAL DATA

In response to this Item, the information under “Five-Year Selected Financial Information” in the 2007 Annual Report to Shareholders is incorporated herein by reference. The 2007 Annual Report is included as Exhibit 13 to this report.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In response to this Item, the information under “Management’s Discussion and Analysis” in the 2007 Annual Report to Shareholders is incorporated herein by reference. The 2007 Annual Report is included as Exhibit 13 to this report.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In response to this Item, the information under the caption “Market Risks” in “Management’s Discussion and Analysis” in the 2007 Annual Report to Shareholders is incorporated herein by reference. The 2007 Annual Report is included as Exhibit 13 to this report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In response to this Item, the “Consolidated Financial Statements,” “Notes to the Consolidated Financial Statements,” the “Report of Independent Registered Public Accounting Firm,” “Management’s Report on Internal Control over Financial Reporting,” and the “Report of Independent Registered Public Accounting Firm,” in the 2007 Annual Report to Shareholders are incorporated herein by reference. The 2007 Annual Report is included as Exhibit 13 to this report.

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

Management’s Report on Internal Control over Financial Reporting. Management’s report on internal control over financial reporting and the attestation report of KPMG LLP, the Company’s independent registered public accounting firm, on management’s assessment of internal control over financial reporting are included in the Annual Report to Shareholders for the year ended April 30, 2007, and are incorporated in this Item 9A by reference. The 2007 Annual Report to Shareholders is included as Exhibit 13 to this report.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, and in accordance with general Instruction G(3) of Form 10-K, (1) the information concerning the Company’s directors and compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to “Information Regarding Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, (2) the information concerning the executive officers of the Registrant is included in Part I of this report under the caption “Executive Officers of the Registrant,” (3) the information concerning the Audit Committee, including the members of the committee, and the Audit Committee financial expert is incorporated by reference to the discussion under the heading “Audit Committee” within the “Board of Directors and Committees” in the Proxy Statement, and (4) the information concerning the Code of Business Conduct and Ethics governing the Company’s Chief Executive Officer, Chief Financial Officer, Controller, and Treasurer can be found on the Company’s Web site at www.americanwoodmark.com and is incorporated by reference to “Corporate Governance” in the Proxy Statement.

Item 11.	EXECUTIVE COMPENSATION

In response to this Item, and in accordance with general Instruction G(3) of Form 10-K, the information under “Compensation Discussion and Analysis – Components of Management Compensation” and “Non-Management Directors’ Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, and in accordance with general Instruction G(3) of Form 10-K, the information under “Security Ownership” in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes information about the Company’s equity compensation plans as of April 30, 2007:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,786,032	$29.17	2,038,668
Equity compensation plans not approved by security holders*	—	—	—

Total	1,786,032	$29.17	2,038,668

*	The Company does not have equity compensation plans that have not been approved by the Company’s security holders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In response to this Item, and in accordance with general Instruction G(3) of Form 10-K, the information under “Certain Transactions” and “Corporate Governance – Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In response to this Item, and in accordance with general Instruction G(3) of Form 10-K, the information under “Independent Auditor Fee Information” in the Proxy Statement, with respect to principal accountant fees and services, is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.    Financial Statements

The following consolidated financial statements of American Woodmark Corporation are incorporated by reference to Item 8 of this report:

Consolidated Balance Sheets as of April 30, 2007 and 2006.

Consolidated Statements of Income—for each year of the three-year period ended April 30, 2007.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income—for each year of the three-year period ended April 30, 2007.

Consolidated Statements of Cash Flows—for each year of the three-year period ended April 30, 2007.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

Management’s Report on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

(a) 2.    Financial Statement Schedules

The following financial statement schedule is filed as a part of this Form 10-K:

Schedule II – Valuation of Qualifying Accounts for each year of the three-year period ended April 30, 2007.

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

Amended and Restated Stockholders’ Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s

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

10.1	(j) -	Loan agreement dated January 31, 2001 By and Between American Woodmark Corporation and the West Virginia Economic Development Authority (incorporated by reference to Exhibit A to the Registrant’s Form 10-Q (Commission File No. 0-14798) for quarter ended January 31, 2001).

10.1	(k) -	$35,000,000 Financing Agreement and $10,000,000 Term Loan Facility Between the Company and Bank of America, N.A. as of May 31, 2001 (incorporated by reference to Exhibit 10.1(k) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.1	(l) -	Amendment to $35,000,000 Financing Agreement and $10,000,000 Term Loan Facility Between the Company and Bank of America, N.A. as of May 28, 2003 (incorporated by reference to Exhibit 10.1(l) to the Registrant’s Form 10-K (Commission File No. 0- 14798) for year ended April 30, 2003).

10.1	(m) -	Second Amendment to $35,000,000 Financing and Security Agreement and $10,000,000 Term Loan Facility between the Company and Bank of America, N.A. as of January 3, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14798) for quarter ended January 31, 2005).

10.1	(n) -	Loan agreement dated February 9, 2005 By and Between American Woodmark Corporation and the Maryland Economic Development Corporation (incorporated by reference to Exhibit 10.1(n) to the Registrant’s Form 10-K (Commission File No. 0- 14798) for year ended April 30, 2005).

10.1	(o) -	Amendment to $10,000,000 Term Loan Facility between the Company and Bank of America, N.A. as of July 29, 2005 (incorporated by reference to Exhibit 10.1(o) to the Registrant’s Form 10-Q (Commission File No. 0-14798) for quarter ended July 31, 2005).

10.1	(p) -	Third Amendment to $35,000,000 Financing Agreement and $10,000,000 Term Loan Facility between the Company and Bank of America, N.A. as of June 29, 2005 (incorporated by reference to Exhibit 10.1(p) to the Registrant’s Form 10-Q (Commission File No. 0-14798) for quarter ended July 31, 2005).

10.1	(q) -	Fourth Amendment to $35,000,000 Financing and Security Agreement and $10,000,000 Term Loan Facility between the Company and Bank of America, N.A. as of December 4, 2006 (Filed Herewith).

10.1	(r) -	Fifth Amendment to $35,000,000 Financing and Security Agreement and $10,000,000 Term Loan Facility between the Company and Bank of America, N.A. as of March 23, 2007 (Filed Herewith).

10.6	(a) -	Lease, dated November 1, 1984, between the Company and Amwood Associates (incorporated by reference to Exhibit 10.6(a) to the Registrant’s Form S-1 (Commission File No. 33-6245) for year ended April 30, 1986).

10.6	(c) -	Lease, dated December 15, 2000, between the Company and the Industrial Development Board of The City of Humboldt, Tennessee (incorporated by reference to Exhibit 10.6(d) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).

10.6	(d) -	Agreement of Sale, dated December 15, 2004, By and Between the Company and the Board of County Commissioners of Garrett County, Maryland (incorporated by reference to Exhibit 10.6(d) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2005).

10.7	(d) -	1996 Stock Option Plan (incorporated by reference to Exhibit 28 to the Registrant’s Form S-8 (Commission File No. 33-12623) dated September 25, 1996).*

10.7	(e) -	1999 Stock Option Plan (incorporated by reference to Appendix B, to the Registrant’s Form DEF-14A (Commission File No. 01-14798) for year ended April 30, 1999).*

10.7	(f) -	2000 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.7(f) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).*

10.7	(g) -	Shareholder Value Plan for Employees (incorporated by reference to Exhibit 10.7(g) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).*

10.7	(h) -	Shareholder Value Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.7(h) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).*

10.7	(i) -	2004 Stock Incentive Plan for Employees (incorporated by reference to Exhibit 99 to the Registrant’s Form S-8 (Commission File No. 0-14798) as filed on January 31, 2005).*

10.7	(j) -	2005 Non-Employee Directors Stock Option Plan (incorporated by reference to the Registrant’s Proxy (Commission File No. 0-14798) for year ended April 30, 2005).*

10.7	(k) -	Amended and Restated 2004 Stock Incentive Plan for Employees (incorporated by reference to the Registrant’s Proxy (Commission File No. 0-14798) for the year ended April 30, 2006).*

10.7	(l) -	2006 Non-Employees Directors Equity Ownership Plan (incorporated by reference to the Registrant’s Proxy (Commission File No. 0-14798) for the year ended April 30, 2006).*

10.8	(a) -	2001 Annual Incentive Plan for Chairman and President/CEO (incorporated by reference to Exhibit 10.8(a) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).*

10.8	(b) -	2001 Annual Incentive Plan for Senior Vice Presidents (incorporated by reference to Exhibit 10.8(b) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2001).*

10.8	(e) -	Management Contract - Employment Agreement for Mr. Ian J. Sole, Senior Vice President, Sales and Marketing (incorporated by reference to Exhibit 10.8(e) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2002).*

10.8	(f) -	Management Contract - Employment Agreement for Mr. David L. Blount, Senior Vice President, Manufacturing (incorporated by reference to Exhibit 10.8(f) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2002).*

10.8	(h) -	Management Contract - Employment Agreement for Mr. James Jake Gosa, Chairman and Chief Executive Officer (incorporated by reference to Exhibit 10.8(h) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2005).*

10.8	(i) -	Management Contract - Employment Agreement for Mr. Kent B. Guichard, Executive Vice President (incorporated by reference to Exhibit 10.8(i) to the Registrant’s Form 10- K (Commission File No. 0-14798) for year ended April 30, 2005).*

10.8	(j) -	Management Contract - Employment Agreement for Mr. Jonathan H. Wolk, Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.8(j) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2006).*

10.9	-	ISDA Master Agreement between NationsBank, N.A. and American Woodmark Corporation dated as of May 29, 1998 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1998).

10.10	(a) -	Loan Agreement between the Company and the West Virginia Economic Development Authority as of November 20, 1998 relating to equipment financing (incorporated by reference to Exhibit 10.10(a) to the Registrant’s Form 10-K (Commission File No. 0- 14798) for year ended April 30, 1999).

10.10	(b) -	Promissory Note between the Company and the West Virginia Economic Development Authority dated as of November 20, 1998 (incorporated by reference to Exhibit 10.10(b) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10	(c) -	Security Agreement between the Company and the West Virginia Economic Development Authority dated as of November 20, 1998 (incorporated by reference to Exhibit 10.10(c) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10	(d) -	Amendment of Deed of Lease between the Company and the West Virginia Economic Development Authority dated as of November 20, 1998 (incorporated by reference to Exhibit 10.10(d) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10	(e) -	Promissory Note between the Company and the Wayne County EZ Industrial Development Authority of Kentucky dated as of July 22, 1998 (incorporated by reference to Exhibit 10.10(e) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10	(f) -	Promissory Note between the Company and Amende Cabinet Corporation, a wholly owned subsidiary of the Company, dated as of July 30, 1998 (incorporated by reference to Exhibit 10.10(f) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 1999).

10.10	(j) -	Loan Agreement between Perry, Harlan, Leslie, Brethitt Regional Industrial Authority, Inc. as of November 13, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14798) for quarter ended January 31, 2003).

10.10	(k) -	Loan Agreement between the Company and Amende Cabinet Corporation, a wholly owned subsidiary of the Company, dated December 31, 2001 (incorporated by reference to Exhibit 10.8(k) to the Registrant’s Form 10-K (Commission File No. 0-14798) for year ended April 30, 2002).

10.10	(l) -	Lease agreement between the Company and the West Virginia Economic Development Authority dated as of June 30, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14798) for quarter ended July 31, 2004).

10.10	(m) -	Lease agreement between the Company and the West Virginia Economic Development Authority dated as of July 30, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (Commission File No. 0-14798) for quarter ended July 31, 2004).

13	-	2007 Annual Report to Shareholders (Filed Herewith).

21	-	Subsidiary of the Company (Filed Herewith).

23.1	-	Consent of KPMG LLP, Independent Registered Public Accounting Firm (Filed Herewith).

31.1	-	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	-	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	-	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

*	Management contract or compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts

AMERICAN WOODMARK CORPORATION

(In Thousands)

Description(a)	Balance at Beginning of Period	Additions (Reductions) Charged to Cost and Expenses		Other	Deductions		Balance At End of Period
Year ended April 30, 2007:

Allowance for doubtful accounts	$1,096	$745		$—	$(330	)(b)	$1,511

Reserve for cash discounts	$1,225	$14,490	(c)	$—	$(14,750	)(d)	$965

Reserve for sales returns and allowances	$4,934	$9,034	(c)	$—	$(11,256)		$2,712

Year ended April 30, 2006:

Allowance for doubtful accounts	$698	$398		$—	$—	(b)	$1,096

Reserve for cash discounts	$1,100	$13,478	(c)	$—	$(13,353	)(d)	$1,225

Reserve for sales returns and allowances	$3,786	$13,888	(c)	$—	$(12,740)		$4,934

Year ended April 30, 2005:

Allowance for doubtful accounts	$1,222	$(500)		$—	$(24	)(b)	$698

Reserve for cash discounts	$935	$12,130	(c)	$—	$(11,965	)(d)	$1,100

Reserve for sales returns and allowances	$3,679	$13,636	(c)	$—	$(13,529)		$3,786

(a)	All reserves relate to accounts receivable.
(b)	Principally write-offs, net of collections.
(c)	Reduction of gross sales.
(d)	Cash discounts granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Woodmark Corporation
(Registrant)

July 12, 2007	/s/ JAMES J. GOSA
James J. Gosa Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 12, 2007	/s/ JAMES J. GOSA	July 12, 2007	/s/ JAMES G. DAVIS, JR.
	James J. Gosa		James G. Davis, Jr.
	Chairman and Chief Executive Officer (Principal Executive Officer) Director		Director

July 12, 2007	/s/ JONATHAN H. WOLK	July 12, 2007	/s/ G. THOMAS MCKANE
	Jonathan H. Wolk		G. Thomas McKane
	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)		Director

July 12, 2007	/s/ KENT B. GUICHARD	July 12, 2007	/s/ NEIL P. DEFEO
	Kent B. Guichard		Neil P. DeFeo
	President and Chief Operating Officer Director		Director

July 12, 2007	/s/ WILLIAM F. BRANDT, JR.	July 12, 2007	/s/ CAROL B. MOERDYK
	William F. Brandt, Jr.		Carol B. Moerdyk
	Director		Director

July 12, 2007	/s/ DANIEL T. CARROLL	July 12, 2007	/s/ DANIEL T. HENDRIX
	Daniel T. Carroll		Daniel T. Hendrix
	Director		Director

July 12, 2007	/s/ MARTHA M. DALLY
Martha M. Dally
Director

July 12, 2007	/s/ KENT J. HUSSEY
Kent J. Hussey
Director