Form 10-Q
period 2007-07-31
AMERICAN WOODMARK CORP
filed 2007-09-05
CIK 794619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

Large Accelerated Filer  ☐         Accelerated Filer  ☒         Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	14,411,330 shares outstanding
Class	as of August 31, 2007

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	July 31, 2007	April 30, 2007
ASSETS
Current Assets
Cash and cash equivalents	$51,606	$58,125
Customer receivables, net	39,128	38,074
Inventories	55,394	56,349
Prepaid expenses and other	2,403	3,174
Deferred income taxes	8,585	8,086

Total Current Assets	157,116	163,808
Property, plant, and equipment, net	164,565	166,821
Promotional displays, net	16,663	17,515
Other assets	619	551

	$338,963	$348,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$23,095	$25,604
Accrued compensation and related expenses	22,708	24,796
Current maturities of long-term debt	858	854
Accrued marketing expenses	7,134	7,611
Other accrued expenses	13,690	9,195

Total Current Liabilities	67,485	68,060

Long-term debt, less current maturities	26,750	26,908
Deferred income taxes	5,330	9,487
Defined benefit pension and postretirement benefits liabilities	14,146	14,826
Other long-term liabilities	4,047	3,317

Shareholders’ Equity
Preferred Stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common Stock, no par value; 40,000,000 shares authorized; issued and outstanding 14,603,966 at July 31, 2007; 14,919,939 at April 30, 2007	73,190	72,350
Retained earnings	161,586	167,506
Accumulated other comprehensive loss
Defined benefit pension and postretirement plans	(13,571)	(13,759)

Total accumulated other comprehensive loss	(13,571)	(13,759)

Total Shareholders’ Equity	221,205	226,097

	$338,963	$348,695

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

(Unaudited)

	Quarter Ended July 31
	2007	2006
Net sales	$166,056	$222,752
Cost of sales and distribution	131,747	173,641

Gross Profit	34,309	49,111
Selling and marketing expenses	20,217	17,924
General and administrative expenses	6,667	10,006

Operating Income	7,425	21,181
Interest expense	191	252
Other income	(701)	(706)

Income Before Income Taxes	7,935	21,635
Income tax expense	2,831	8,221

Net Income	$5,104	$13,414

Earnings Per Share
Weighted average shares outstanding
Basic	14,891,331	15,970,317
Diluted	15,067,562	16,272,458
Net income per share
Basic	$0.34	$0.84
Diluted	$0.34	$0.82

Cash dividends per share	$0.06	$0.03

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Quarter Ended July 31
	2007	2006
Operating Activities
Net income	$5,104	$13,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,680	9,016
Net loss on disposal of property, plant, and equipment	19	24
Stock based compensation expense	1,388	1,528
Deferred income taxes	(4,656)	(768)
Excess tax deficit/(benefit) from stock-based compensation	26	(492)
Tax benefit from stock options exercised	25	1,995
Other non-cash items	(126)	(62)
Changes in operating assets and liabilities:
Customer receivables	(471)	9,786
Inventories	896	3,649
Prepaid expenses and other current assets	673	159
Accounts payable	(2,509)	(6,913)
Accrued compensation and related expenses	(2,088)	274
Other accrued expenses	4,018	5,889
Other	389	(350)

Net Cash Provided by Operating Activities	11,368	37,149

Investing Activities
Payments to acquire property, plant, and equipment	(3,314)	(1,763)
Proceeds from sales of property, plant, and equipment	—	2
Investment in promotional displays	(2,247)	(3,986)

Net Cash Used by Investing Activities	(5,561)	(5,747)

Financing Activities
Payments of long-term debt	(153)	(34)
Proceeds from issuance of common stock	455	5,242
Repurchases of common stock	(11,707)	(13,893)
Payment of dividends	(895)	(479)
Excess tax deficit/(benefit) from stock-based compensation	(26)	492

Net Cash Used by Financing Activities	(12,326)	(8,672)
Net Increase/(Decrease) In Cash And Cash Equivalents	(6,519)	22,730
Cash And Cash Equivalents, Beginning of Period	58,125	47,955

Cash And Cash Equivalents, End of Period	$51,606	$70,685

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended April 30, 2007

NOTE B—NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3 (“EITF 06-3”), “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions.” The consensus allows an entity to choose between two acceptable alternatives based on their accounting policies for transactions in which the entity collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. Entities should disclose the method selected pursuant to APB No. 22, “Disclosure of Accounting Policies.” If such taxes are reported gross and are significant, entities should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning May 1, 2007. The Company adopted the guidance during the first quarter of fiscal 2008 and it had no impact on the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the expected impact of the provisions of SFAS 157 on its results of operations and its financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Options for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to expand the use of fair value measurements in accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the expected impact of the provisions of SFAS 159 on its results of operations and its financial position.

NOTE C—COMPREHENSIVE INCOME

The Company’s comprehensive income was $5.3 million and $13.4 million for the quarters ended July 31, 2007 and July 31, 2006, respectively. Comprehensive income differs from net income for the quarter ending July 31, 2007 due to the changes in the pension and postretirement benefits liability.

NOTE D—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended July 31
(in thousands, except per share amounts)	2007	2006
Numerator used for both basic and dilutive earnings per share:
Net income	$5,104	$13,414
Denominator:
Denominator for basic earnings per share-weighted average shares	14,891	15,970
Effect of dilutive securities:
Stock options	177	302

Denominator for diluted earnings per share-weighted average shares and assumed conversions	15,068	16,272

Net income per share
Basic	$0.34	$0.84
Diluted	$0.34	$0.82

NOTE E—STOCK-BASED COMPENSATION

The Company has various stock compensation plans, which are more fully described in Note G to the consolidated financial statements incorporated by reference in the Company’s 2007 Annual Report on Form 10-K. During the quarter ended July 31, 2007 the Board of Directors of the Company approved grants to key employees totaling 386,600 shares of non-statutory stock options of the Company’s common stock with a weighted average exercise price of $34.11 and weighted average fair value of $11.49. The options vest evenly over a three-year period and have a ten-year contractual term.

Total compensation expense related to stock-based awards during the quarters ended July 31, 2007 and 2006 was $1.4 million and $1.5 million, respectively. For the quarters ended July 31, 2007 and 2006, stock-based compensation expense was allocated as follows:

	Quarter Ended July 31
(in thousands)	2007	2006
Cost of sales and distribution	$315	$326
Selling and marketing expenses	323	318
General and administrative expenses	750	884

Stock-based compensation expense, before income taxes	$1,388	$1,528
Less: Income tax benefit	542	581

Total stock-based compensation expense, net of taxes	$846	$947

As of July 31, 2007, there was $9.1 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s stock-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.6 years.

Cash received from option exercises for the three months ended July 31, 2007 and 2006 was $0.5 million and $4.6 million, respectively. The actual tax benefit recognized as additional paid-in capital for exercises of stock option awards during the three months ended July 31, 2007 and 2006 was $25,000 and $2.0 million, respectively.

NOTE F—CUSTOMER RECEIVABLES

The components of customer receivables were:

(in thousands)	July 31, 2007	April 30, 2007
Gross customer receivables	$43,733	$43,262
Less:
Allowance for doubtful accounts	(1,053)	(1,511)
Allowances for returns and discounts	(3,552)	(3,677)

Net customer receivables	$39,128	$38,074

NOTE G—INVENTORIES

The components of inventories were:

(in thousands)	July 31, 2007	April 30, 2007
Raw materials	$15,757	$16,615
Work-in-process	41,430	41,274
Finished goods	12,217	12,020

Total FIFO inventories	$69,404	$69,909
Reserve to adjust inventories to LIFO value	(14,010)	(13,560)

Total LIFO inventories	$55,394	$56,349

For the three-month period ended July 31, 2007, after tax earnings were increased by $44 as a result of liquidation of LIFO based inventories. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Since these items are estimated, interim results are subject to the final year-end LIFO inventory valuation.

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

The following is a reconciliation of the Company’s warranty liability:

	Quarter Ended July 31,
(in thousands)	2007	2006
Beginning balance at May 1	$3,105	$5,387
Accrual	3,143	4,782
Settlements	(3,417)	(5,435)

Ending balance at July 31	$2,831	$4,734

NOTE I—CASH FLOW

Supplemental disclosures of cash flow information:

	Quarter Ended July 31,
(in thousands)	2007	2006
Cash paid during the period for:
Interest	$218	$228
Income taxes	$—	$2,191

NOTE J—PENSION BENEFITS

Net periodic pension cost consisted of the following for the three months ended July 31, 2007 and 2006.

	Quarter Ended July 31
(in thousands)	2007	2006
Service cost	$1,392	$1,235
Interest cost	1,211	1,083
Expected return on plan assets	(1,401)	(1,074)
Amortization of net loss	257	217
Amortization of prior service cost	37	36

Net pension cost	$1,496	$1,497

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended April 30, 2007, that it expected to contribute $7.6 million to its pension plan in fiscal 2008. As of July 31, 2007, $1.9 million of contributions have been made. The Company presently anticipates contributing an additional $5.7 million to fund its pension plan in fiscal 2008 for a total of $7.6 million.

NOTE K—ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective May 1, 2007. As a result of the adoption of FIN 48, the Company recognized no adjustment in the unrecognized income tax benefits that existed at April 30, 2007. On May 1, 2007, the Company had approximately $557,770 of unrecognized tax benefits accrued. Of this amount, approximately $362,551 would affect the effective tax rate if recognized.

Consistent with prior policy, the Company classifies interest on underpayments of income tax as “Interest Expense” and classifies penalties in connection with underpayments of tax as “Other Expense.” As of May 1, 2007, the Company had liabilities of $71,350 and $253,200, for interest and penalties, respectively.

The Company does not anticipate that total unrecognized tax benefits recorded as of May 1, 2007 will significantly change during the fiscal year ending April 30, 2008.

The Company is currently not under audit by any federal or state taxing authorities.

NOTE L—OTHER INFORMATION

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible were not material as of July 31, 2007.

NOTE M—SUBSEQUENT EVENTS

On August 23, 2007, the Board of Directors approved a $.09 per share cash dividend on its common stock. The cash dividend will be paid on September 21, 2007, to shareholders of record on September 14, 2007.

In addition, on August 23, 2007, the Board of Directors authorized an additional $100 million to repurchase common stock under a new stock repurchase program. This Board authorization is for the repurchase of company stock from time-to-time when, in the opinion of management, the market price presents an attractive return on investment for the shareholders.

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes to the condensed consolidated financial statements, both of which are included in Part I, Item 1 of this report. The Company’s critical accounting policies are included in the Company’s 2007 Annual Report, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended April 30, 2007.

Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “plan,” “may” or other similar words. Forward-looking statements contained in this Management’s Discussion and Analysis are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements. In addition, we participate in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings. These include (1) overall industry demand at reduced levels, (2) economic weakness in a specific channel of distribution, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, (5) a dramatic increase to the cost of diesel fuel and/or transportation related services, (6) the need to respond to price or product initiatives launched by a competitor, (7) the Company’s ability to successfully implement initiatives related to increasing market share, new products, maintaining and increasing its sales force and new product displays, and (8) sales growth at a rate that outpaces the Company’s ability to install new capacity. While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a materially adverse impact on its operating results and financial condition.

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent dealers and distributors. At July 31, 2007, the Company operated 15 manufacturing facilities and 9 service centers across the country.

The three-month period ending July 31, 2007 was the Company’s first quarter of its fiscal year that ends on April 30, 2008 (fiscal 2008). During the first quarter of fiscal 2008, the Company experienced a continuation of difficult housing market conditions that had begun during the previous fiscal year. During the first quarter of fiscal 2008, the market for remodeling and new construction spending experienced lower sales than in the prior year. In new construction, housing starts were down 25% on a calendar year-to-date basis through July 2007. In remodeling, indicators such as the sales of existing homes were down 9% and comparable store sales reported by the large home centers were negative during the same year-to-date period. In addition, credit conditions in the market continued to worsen as the first quarter progressed. The Company believes these conditions, as well as the heavy media coverage they have received, combined to further erode consumer confidence relative to housing and made it more difficult to obtain residential mortgage financing. Consequently, the Company has lowered its expectation for its financial results for fiscal 2008.

Despite the present housing market downturn, the Company believes that the long-term fundamentals for the American housing industry remain strong, based upon strong employment, continued overall economic growth, relatively low interest rates, continued population growth and other favorable demographic trends. Based upon this belief, the Company has continued to maintain its strategy of investing to improve its operations and its capabilities to best service its customers. The Company remains focused on continuing to gain market share and has continued to invest in developing and launching new products, maintaining and increasing its sales force, and increasing its new product displays and related marketing collateral deployed at new customers in its new construction channel.

The Company believes that it has been successful in gaining market share during the first quarter of fiscal 2008. The Company’s remodeling sales declined by approximately 10% as compared with the first quarter of fiscal 2007. The Company believes that the magnitude of this decline was lower than the sales declines experienced by its remodeling customers. The Company’s new construction sales for the first quarter declined nearly 30% as compared with the comparable period of fiscal 2007. While the magnitude of the Company’s decline was slightly more than the magnitude of the reduction in housing starts, the Company believes that it has been awarded a number of housing developments which have not yet begun construction. In addition, the Company experienced a sequential increase in its new construction sales in the first quarter of fiscal 2008 as compared with the fourth quarter of fiscal 2007, the first time this occurred in more than one year.

The Company’s gross margin rate for the first quarter of fiscal 2008 was 20.7%, down from 22.0% in the first quarter of fiscal 2007. The reduction in the Company’s gross margin rate was driven by the impact of inefficiencies in labor and overhead costs that were caused by lower sales volumes. These inefficiencies more than offset the favorable impact from the Company’s completed transition out of certain low-margin products, which improved the Company’s sales mix and reduced materials and freight costs in relation to sales.

Net income for the first quarter of fiscal 2008 was $5.1 million, compared to $13.4 million during the first quarter of fiscal 2006.

Results of Operations

	Quarter Ended July 31
(in thousands)	2007	2006	Percent Change
Net Sales	$166,056	$222,752	(25.5%)
Gross Profit	34,309	49,111	(30.1%)
Selling and Marketing Expenses	20,217	17,924	12.8%
General and Administrative Expenses	6,667	10,006	(33.4%)
Interest Expense	191	252	(24.2%)

Net Sales.  Net sales were $166.1 million for the first quarter of fiscal 2008, a decrease of 25% as compared with the first quarter of fiscal 2007, while the Company’s core product sales (defined as all products excluding the transitioned low-margin products) declined by 19% as compared with the first quarter of fiscal 2007. Overall unit volume for the quarter ended July 31, 2007 decreased 36%, driven by the completion Company’s previously announced transition out of certain high volume low-margin products, as well as by reduced market demand for the Company’s core products. Average revenue per unit increased 17% for the first quarter of fiscal 2008, driven by the completion of the aforementioned low-margin products sales transition, and the resulting improvements in the Company’s sales mix.

Gross Profit.  Gross profit margin for the first quarter of fiscal 2008 was 20.7%, as compared with 22.0% for the same period of fiscal 2007. Labor costs increased by 1.0% of sales and manufacturing overhead costs increased by 3.2% of sales, due to inefficiencies stemming from reduced core sales levels. Materials and freight costs declined by 2.0% of sales and by 0.8% of sales, respectively, during the first quarter of fiscal 2008 as compared with a year ago, due primarily to the aforementioned improvements in sales mix and improved efficiencies in lumber yields and prices.

Selling and Marketing Expenses.  Selling and marketing expenses for the first quarter of fiscal 2008 were $20.2 million or 12.2% of sales compared to $17.9 million or 8.0% of sales for the same period in fiscal 2007. The increase as a percent of sales in the first quarter of fiscal 2008 was due primarily to additional spending to grow market share, including increases related to the launch of new products, an increase in collateral literature and promotional displays for new customers in the new construction channel and additional retail promotional costs, as well as to the reduced sales base.

General and Administrative Expenses.  General and administrative expenses for the first quarter of fiscal 2008 were $6.7 million or 4.0% of sales compared to $10.0 million or 4.5% of sales for the same period in fiscal 2007. The reduction in fiscal 2008 was due primarily to reduced costs associated with the Company’s pay-for-performance employee incentive plans, as well as the reversal of a $0.5 million provision for potential loss on the receivables from one of the Company’s new construction customers whose financial situation has become more stable.

Interest Expense.  Interest expense for the first quarter of fiscal 2008 was $191 thousand, which represented a 24% decline from the first quarter of fiscal 2007, as the level of outstanding indebtedness and the applicable interest rates declined somewhat, and a slightly higher amount of interest cost was capitalized than in the prior fiscal year.

Effective Income Tax Rates.  The Company’s effective income tax rates for the first quarters of fiscal years 2008 and 2007 were 35.7% and 38.0% respectively. The decrease in the effective tax rate was a result of credits from the American Jobs Creation Act of 2004, which allows for a deduction based on qualified domestic production activities, and a larger impact of tax-exempt interest income

Outlook.  The Company expects a continuation of slumping remodeling and new construction market demand until such time as the prevailing “credit crunch” situation is resolved. The Company expects that it will continue to gain market share throughout fiscal 2008, causing its sales to decline at a lower rate than the overall market. The Company expects that its core sales will decline in a range of 8% to 12% as compared with fiscal 2007, and that its total sales, inclusive of the transition impact of the low-margin products which were sold in fiscal year 2007, will decline in a range of 12% to 16% as compared with fiscal 2007.

The Company expects that its gross margin rate for fiscal 2008 will approximate the 20.5% of sales that it earned in fiscal 2007. The Company expects that improvements gained from the Company’s continued investment in improving quality and operational efficiencies, as well as from the exit of the transitioned low-margin products, will roughly offset the inefficiencies associated with lower sales volumes.

LIQUIDITY AND CAPITAL RESOURCES

On July 31, 2007, the Company’s cash and cash equivalents totaled $51.6 million, down from $58.1 million at April 30, 2007. At July 31, 2007, total short-term and long-term debt was $27.6 million, nearly unchanged from its balance at April 30, 2007. Long-term debt to capital was 10.8% and 10.6% at July 31, 2007 and April 30, 2007, respectively.

The Company’s main source of liquidity is cash generated from operating activities consisting of net earnings adjusted for non-cash operating items, primarily depreciation, amortization and non-cash stock-based compensation expense, and changes in operating assets and liabilities such as receivables, inventories, and payables.

Cash provided by operating activities in the first three months of fiscal 2008 was $11.4 million, compared with $37.1 million in the comparable period of fiscal 2007. The reduction in cash provided from operations was primarily attributable to a decrease in net income of $8.3 million, combined with the collective reduction in cash provided by changes in operating assets and liabilities, which generated $12.5 million in cash in the first quarter of fiscal 2007, and only $0.9 million of cash in the first quarter of fiscal 2008. Cash provided by changes in operational assets and liabilities was much higher in the first quarter of fiscal 2007 due to the transition of the low-margin products, which drove reductions of both accounts receivable and inventory levels.

The Company’s primary investing activities are capital expenditures and investments in promotional displays. Net cash used by investing activities in the first three months of fiscal 2008 was $5.6 million compared with $5.7 million in the comparable period of fiscal 2007. Additions to property, plant, and equipment for the first three months of fiscal 2008 were $3.3 million, compared with $1.8 million in the first three months of fiscal 2007. The property, plant, and equipment additions made in both periods did not reflect any new plant construction activities. The Company’s investment in promotional displays for the first three months of fiscal 2008 was $2.2 million, compared with $4.0 million in the first three months of fiscal 2007. The Company expects its investments in capital expenditures and promotional displays for fiscal 2008 will approximate the total invested in fiscal 2007.

During the first three months of fiscal 2008, net cash used by financing activities was $12.3 million, compared with net cash used in the comparable period of fiscal 2007 of $8.7 million. The primary use of cash in both periods related to the Company’s repurchase of its common stock in the amounts of $11.7 million and $13.9 million in the first quarters of fiscal 2008 and fiscal 2007, respectively. The increase in cash used for financing activities in fiscal 2008 was driven by the $4.8 million decline in proceeds from the exercise of stock options, while dividends paid increased by $0.4 million.

Under the Company’s $50 million stock repurchase plan approved by its Board of Directors in November 2006, the Company repurchased $11.7 million of its common stock during the first three months of fiscal 2008. This authorization allows the Company to repurchase its common stock from time to time, when management believes the market price presents an attractive use of the Company’s cash. At July 31, 2007, approximately $8.6 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock under the November 2006 authorization. On August 24, 2007, the Company announced that its Board of Directors authorized an additional $100 million stock repurchase. Including the August 2007 authorization, the Company has authorized a total of $220 million of stock repurchases since the inception of the program in 2001. See Part II, Item 2 for a table summarizing stock repurchases in the quarter ended July 31, 2007, and the approximate dollar value of shares that may be repurchased under the program.

Cash flow from operations combined with accumulated cash on hand and available borrowing capacity on the Company’s $35 million line of credit, of which there were no borrowings during fiscal 2007 and 2008, is expected to be more than sufficient to meet forecasted working capital requirements, service existing debt obligations, and fund capital expenditures for the remainder of fiscal 2008.

The timing of the Company’s contractual obligations as of April 30, 2007 is summarized in the table below.

	FISCAL YEARS ENDING APRIL 30
(in thousands)	Total Amounts	2008	2009–2010	2011–2012	2013 and Thereafter
Term credit facility	$10,000	$—	$—	$10,000	$—
Economic development loans	2,234	—	—	—	2,234
Term loans	5,876	381	747	805	3,943
Capital lease obligations	9,652	473	976	1,015	7,188
Interest on long-term debt(a)	5,337	997	1,913	691	1,736
Operating lease obligations	22,326	4,519	6,866	4,119	6,822
Pension contributions (b)	30,618	7,590	11,598	11,430	—

Total	$86,043	$13,960	$22,100	$28,060	$21,923

(a)	Interest commitments under interest bearing debt consists of interest under the Company’s primary loan agreement and other term loans and capitalized lease agreements. The Company’s term credit facility includes a $10 million term note that bears a variable interest rate determined by the London Interbank Offered Rate (LIBOR) plus a spread of .50%. Interest under other term loans and capitalized lease agreements is fixed at rates between 2% and 6%. Interest commitments under interest bearing debt for the Company’s term credit facility is at LIBOR plus the spread as of April 30, 2007, throughout the remaining term of the agreement.
(b)	The estimated cost and benefits of the Company’s two defined benefit pension plans are determined annually by independent actuaries based upon the discount rate and other assumptions at fiscal year end. Future pension funding contributions beyond 2012 have not been determined at this time.

Dividends Declared

On August 23, 2007, the Board of Directors approved a $.09 per share cash dividend on its common stock. The cash dividend will be paid on September 21, 2007 to shareholders of record on September 14, 2007.

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

Critical Accounting Policies

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to the Company’s critical accounting policies as disclosed in the Company’s 2007 Annual Report, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2007.

Item 3.	Quantitative and Qualitative Disclosures of Market Risk

At July 31, 2007, the Company had no material exposure to changes in interest rates for its debt agreements. As of July 31, 2007, the Company had a $10 million term loan which bears interest at the London InterBank Offered Rate (LIBOR) (5.26% at July 31, 2007) plus a spread (0.50% at July 31, 2007) based on the Company’s total funded debt to earnings before deduction of interest and taxes, plus depreciation and amortization (EBITDA). All other borrowings of the Company carry a fixed interest rate between 2% and 6%. See additional disclosures regarding the Company’s market risks in the Company’s Annual Report on Form 10-K for the year ended April 30, 2007 under Item 7A “Quantitative and Qualitative Disclosures of Market Risk.”

Item 4.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 31, 2007. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the design and operating effectiveness of the Company's disclosure controls and procedures are effective and that there have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the business. The Company does not have any litigation that does not constitute ordinary, routine litigation to its business.

There have been no material changes in the risk factors disclosed in the Company’s 10-K for the year ended April 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock in the quarter ended July 31, 2007:

	Share Repurchases
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (1) (000's)
May 1 - 31, 2007	—	$—	—	$20,322
June 1 - 30, 2007	—	$—	—	$20,322
July 1 - 31, 2007	349,200	$33.52	349,200	$8,615

Quarter ended July 31, 2007	349,200	$33.52	349,200	$8,615

(1)	In November 2006, the Company’s Board of Directors approved a plan to repurchase up to $50 million of the Company’s common stock. These plans have no expiration date. In the first quarter of fiscal 2008, the Company repurchased 349,200 shares under the approved plan. At July 31, 2007, $8.6 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock. In August 2007, the Company’s Board of Directors approved a plan to repurchase up to $100 million of the Company’s common stock

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of American Woodmark Corporation held on August 23, 2007, the holders of 12,878,236 of the total 14,939,874 shares of common stock outstanding and eligible to vote duly executed and delivered valid proxies. The shareholders approved the two items outlined within the Company’s Proxy Statement that was solicited to shareholders and reported to the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

The following items were approved at the Company’s Annual Meeting:

		Negative/
	Affirmative	Withheld	Abstentions/
	Votes	Votes	Non-Votes
1. Election of the Board of Directors.
William F. Brandt, Jr.	12,824,515	53,721	—
Daniel T. Carroll	12,823,377	54,859	—
Martha M. Dally	12,511,948	366,288	—
James G. Davis, Jr.	12,848,476	29,760	—
James J. Gosa	12,823,970	54,266	—
Kent B. Guichard	12,824,495	53,741	—
Daniel T. Hendrix	12,842,337	35,899	—
Kent J. Hussey	12,847,476	30,760	—
G. Thomas McKane	12,848,526	29,710	—
Carol B. Moerdyk	12,849,676	28,560	—
2. Ratification of Selection of Independent
Registered Public Accounting Firm	12,846,417	30,293	1,525

As the members of the Board of Directors were elected individually, the aforementioned tallies pertaining to re-election represent a range of affirmative and negative votes. All of the directors of the Board stood for re-election. There were no other directors whose term of office continued after the meeting.

Item 6.	Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004; Commission File No. 0-14798).

3.2 (a)	Bylaws (incorporated by reference to Exhibit 3.2(a)-(f) to the Company’s Annual Report on Form 10-K filed on July 14, 2004; Commission File No. 0-14798).

3.2 (b)	Amendment to Bylaws on March 18, 2005 (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on May 2, 2005; Commission File No. 0-14798).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed Herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION (Registrant)

/s/ Jonathan H. Wolk
Jonathan H. Wolk Vice President and Chief Financial Officer

Date: September 5, 2007 Signing on behalf of the registrant and as principal financial and accounting officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004; Commission File No. 0-14798).

3.2 (a)	Bylaws (incorporated by reference to Exhibit 3.2(a)-(f) to the Company’s Annual Report on Form 10-K filed on July 14, 2004; Commission File No. 0-14798).

3.2 (b)	Amendment to Bylaws on March 18, 2005 (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on May 2, 2005; Commission File No. 0-14798).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).