Form 10-Q
period 2007-10-31
AMERICAN WOODMARK CORP
filed 2007-12-05
CIK 794619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-14798

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer   ☐         Accelerated Filer  ☒         Non-Accelerated Filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	14,441,087 shares outstanding
Class	as of November 30, 2007

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	October 31, 2007	April 30, 2007
ASSETS
Current Assets
Cash and cash equivalents	$46,202	$58,125
Customer receivables, net	39,271	38,074
Inventories	53,612	56,349
Prepaid expenses and other	2,100	3,174
Deferred income taxes	10,035	8,086

Total Current Assets	151,220	163,808
Property, plant, and equipment, net	160,728	166,821
Promotional displays, net	16,858	17,515
Other assets	598	551

	$329,404	$348,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$20,887	$25,604
Accrued compensation and related expenses	22,721	24,796
Current maturities of long-term debt	862	854
Accrued marketing expenses	8,068	7,611
Other accrued expenses	10,557	9,195

Total Current Liabilities	63,095	68,060

Long-term debt, less current maturities	26,592	26,908
Deferred income taxes	4,681	9,487
Defined benefit pension and postretirement benefits liabilities	13,901	14,826
Other long-term liabilities	3,896	3,317

Shareholders’ Equity
Preferred Stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common Stock, no par value; 40,000,000 shares authorized; issued and outstanding 14,432,038 shares at October 31, 2007; 14,919,939 shares at April 30, 2007	74,448	72,350
Retained earnings	156,175	167,506
Accumulated other comprehensive loss:
Defined benefit pension and postretirement plans	(13,384)	(13,759)

Total Shareholders’ Equity	217,239	226,097

	$329,404	$348,695

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

(Unaudited)

	Three Months Ended October 31		Six Months Ended October 31
	2007	2006	2007	2006
Net sales	$160,231	$210,818	$326,287	$433,570
Cost of sales and distribution	132,522	167,955	264,269	341,596

Gross Profit	27,709	42,863	62,018	91,974

Selling and marketing expenses	18,525	17,906	38,743	35,830
General and administrative expenses	7,859	10,554	14,526	20,560

Operating Income	1,325	14,403	8,749	35,584

Interest expense	192	255	383	507
Other income	(541)	(671)	(1,243)	(1,376)

Income Before Income Taxes	1,674	14,819	9,609	36,453

Income tax expense	522	5,631	3,353	13,852

Net Income	$1,152	$9,188	$6,256	$22,601

Earnings Per Share

Weighted average shares outstanding
Basic	14,429,950	15,767,695	14,659,380	15,869,006
Diluted	14,483,283	15,981,527	14,774,162	16,126,993

Net income per share
Basic	$0.08	$0.58	$0.43	$1.42
Diluted	$0.08	$0.57	$0.42	$1.40

Cash dividends per share	$0.09	$0.06	$0.15	$0.09

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended October 31
	2007	2006
Operating Activities
Net income	$6,256	$22,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,420	18,037
Net loss on disposal of property, plant, and equipment	23	49
Stock-based compensation expense	2,744	3,156
Deferred income taxes	(6,755)	(496)
Excess tax deficit/(benefit) from stock-based compensation	486	(292)
Tax benefit from stock options exercised	32	2,591
Other non-cash items	2,112	507
Changes in operating assets and liabilities:
Customer receivables	(2,156)	4,978
Inventories	2,333	7,167
Prepaid expenses and other current assets	977	(945)
Accounts payable	(4,717)	(7,983)
Accrued compensation and related expenses	(2,075)	3,402
Other accrued expenses	1,819	507
Other	333	(577)

Net Cash Provided by Operating Activities	18,832	52,702

Investing Activities
Payments to acquire property, plant, and equipment	(5,034)	(4,357)
Proceeds from sales of property, plant, and equipment	--	2
Investment in promotional displays	(5,609)	(6,198)

Net Cash Used by Investing Activities	(10,643)	(10,553)

Financing Activities
Payments of long-term debt	(307)	(553)
Proceeds from issuance of common stock	838	9,927
Repurchases of common stock	(17,964)	(29,773)
Payment of dividends	(2,193)	(1,431)
Excess tax deficit/(benefit) from stock-based compensation	(486)	292

Net Cash Used by Financing Activities	(20,112)	(21,538)
Net Increase/(Decrease) In Cash And Cash Equivalents	(11,923)	20,611
Cash And Cash Equivalents, Beginning of Period	58,125	47,955

Cash And Cash Equivalents, End of Period	$46,202	$68,566

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended October 31, 2007 are not necessarily indicative of the results that may be expected for the year ended April 30, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended April 30, 2007.

NOTE B—NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3 (“EITF 06-3” ), “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions.” The consensus allows an entity to choose between two acceptable alternatives based on their accounting policies for transactions in which the entity collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. Entities should disclose the method selected pursuant to APB No. 22, “Disclosure of Accounting Policies.” If such taxes are reported gross and are significant, entities should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning May 1, 2007. The Company adopted the guidance during the first quarter of fiscal 2008 and it had no impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157” ). SFAS 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the expected impact of the provisions of SFAS 157 on its results of operations and its financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Options for Financial Assets and Financial Liabilities” (“SFAS 159” ). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to expand the use of fair value measurements in accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the expected impact of the provisions of SFAS 159 on its results of operations and its financial position.

NOTE C—COMPREHENSIVE INCOME

The Company’s comprehensive income was $1.3 million and $6.6 million for the three months and six months ended October 31, 2007, respectively, and $9.2 million and $22.6 million for the three months and six months ended October 31, 2006, respectively. Comprehensive income differs from net income due to the changes in the pension and postretirement benefits liability.

NOTE D—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended October 31		Six Months Ended October 31
	2007	2006	2007	2006
Numerator used for both basic and diluted earnings per share:
Net income	$1,152	$9,188	$6,256	$22,601

Denominator:
Denominator for basic earnings per share-weighted average shares	14,430	15,768	14,659	15,869
Effect of dilutive securities:
Stock Options	53	214	115	258

Denominator for diluted earnings per share-weighted average shares and assumed conversions	14,483	15,982	14,774	16,127

Net income per share
Basic	$0.08	$0.58	$0.43	$1.42
Diluted	$0.08	$0.57	$0.42	$1.40

NOTE E—STOCK-BASED COMPENSATION

The Company has various stock compensation plans, which are more fully described in Note G to the consolidated financial statements incorporated by reference in the Company’s 2007 Annual Report on Form 10-K. During the quarter ended October 31, 2007, the Company granted 40,000 non-statutory stock options to non-employee directors with a weighted average exercise price of $30.06 and weighted average fair value of $10.69. During the six months ended October 31, 2007, the Company granted 426,600 non-statutory stock options to key employees and to non-employee directors with a weighted average exercise price of $33.76 and weighted average fair value of $11.45. The options granted for the three and six month periods ending October 31, 2007 vest evenly over a three-year period and have ten year contractual terms.

Total compensation expense related to stock-based awards during the three-month periods ended October 31, 2007 and 2006 was $1.4 million and $1.6 million, respectively, and for the six-month periods ended October 31, 2007 and 2006 was $2.7 million and $3.2 million, respectively. For the three-month and six-month periods ended October 31, 2007 and 2006, stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended October 31		Six Months Ended October 31
	2007	2006	2007	2006
Cost of sales and distribution	$297	$307	$614	$633
Selling and marketing expenses	311	305	631	623
General and administrative expenses	748	1,016	1,499	1,900

Stock-based compensation expense, before income taxes	1,356	1,628	2,744	3,156
Less:
Income tax benefit	535	619	1,077	1,199

Total stock-based compensation expense, net of taxes	$821	$1,009	$1,667	$1,957

As of October 31, 2007, there was $8.1 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s stock-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.5 years.

Cash received from option exercises for the six months ended October 31, 2007 and 2006 was $0.8 million and $8.6 million, respectively. The actual tax benefit recognized as additional paid-in capital for exercises of stock option awards during the six months ended October 31, 2007 and 2006 was $32,000 and $2.6 million, respectively.

NOTE F—CUSTOMER RECEIVABLES

The components of customer receivables were:

(in thousands)	October 31, 2007	April 30, 2007
Gross customer receivables	$45,171	$43,262
Less:
Allowance for doubtful accounts	(2,387)	(1,511)
Allowances for returns and discounts	(3,513)	(3,677)

Net customer receivables	$39,271	$38,074

NOTE G—INVENTORIES

The components of inventories were:

(in thousands)	October 31, 2007	April 30, 2007
Raw materials	$14,572	$16,615
Work-in-process	40,347	41,274
Finished goods	12,684	12,020

Total FIFO inventories	$67,603	$69,909
Reserve to adjust inventories to LIFO value	(13,991)	(13,560)

Total LIFO inventories	$53,612	$56,349

For the six-month period ended October 31, 2007, after tax earnings were increased by $67 thousand as a result of liquidation of LIFO based inventories. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Since these items are estimated, interim results are subject to the final year-end LIFO inventory valuation.

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

The following is a reconciliation of the Company’s warranty liability:

	Six Months Ended October 31,
(in thousands)	2007	2006
Beginning balance at May 1	$3,105	$5,387
Accrual	6,164	9,247
Settlements	(6,595)	(10,534)

Ending balance at October 31	$2,674	$4,100

NOTE I—CASH FLOW

Supplemental disclosures of cash flow information:

	Six Months Ended October 31,
(in thousands)	2007	2006
Cash paid during the period for:
Interest	$440	$956
Income taxes	$5,082	$12,834

NOTE J—PENSION BENEFITS

Net periodic pension cost consisted of the following for the three months and six months ended October 31, 2007 and 2006.

	Three Months Ended October 31		Six Months Ended October 31
(in thousands)	2007	2006	2007	2006
Service cost	$1,392	$1,235	$2,784	$2,471
Interest cost	1,211	1,083	2,421	2,166
Expected return on plan assets	(1,401)	(1,074)	(2,802)	(2,149)
Amortization of net loss	257	217	515	434
Amortization of prior service cost	37	36	74	72

Net periodic pension cost	$1,496	$1,497	$2,992	$2,994

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended April 30, 2007, that it expected to contribute $7.6 million to its pension plan in fiscal 2008. As of October 31, 2007, $3.4 million of contributions have been made. The Company presently anticipates contributing an additional $4.6 million to fund its pension plan in fiscal 2008 for a total of $8.0 million.

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

NOTE L—OTHER INFORMATION

The Company is involved in suits and claims in the normal course of business, including product liability and general liability claims, in addition to claims pending before the EEOC. On at least a quarterly basis, the Company consults with its legal counsel to ascertain the reasonable likelihood that such claims may result in a loss. As required by Statement of Financial Accounting Standards No. 5 (“SFAS 5” ), the Company categorizes the various suits and claims into three categories according to their likelihood for resulting in potential loss; those that are probable (i.e., more likely than not), those that are reasonably possible, and those that are deemed to be remote. The Company accounts for these loss contingencies in accordance with SFAS 5. Where losses are deemed to be probable and estimable, accruals are made. Where losses are deemed to be reasonably possible or remote, a range of loss estimates is determined. Where no loss estimate range can be made, the Company and its counsel perform a worst case estimate. In determining these loss range estimates, the Company considers known values of similar claims and consultation with independent counsel.

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible were not material as of October 31, 2007.

NOTE M—SUBSEQUENT EVENTS

On November 15, 2007, the Board of Directors approved a $.09 per share cash dividend on its common stock. The cash dividend will be paid on December 19, 2007, to shareholders of record on December 5, 2007.

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to the condensed consolidated financial statements, both of which are included in Part I, Item 1 of this report. The Company’s critical accounting policies are included in the Company’s 2007 Annual Report, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended April 30, 2007.

Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “plan,” “may” or other similar words. Forward-looking statements contained in this Management’s Discussion and Analysis are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements. In addition, the Company participates in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings. These include (1) overall industry demand at reduced levels, (2) economic weakness in a specific channel of distribution, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, (5) a dramatic increase to the cost of diesel fuel and/or transportation related services, (6) the need to respond to price or product initiatives launched by a competitor, (7) the Company’s ability to successfully implement initiatives related to increasing market share, new products, maintaining and increasing its sales force and new product displays, and (8) sales growth at a rate that outpaces the Company’s ability to install new capacity. While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a materially adverse impact on its operating results and financial condition.

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent dealers and distributors. At October 31, 2007, the Company operated 15 manufacturing facilities and 9 service centers across the country.

The three-month period ending October 31, 2007 was the Company’s second quarter of its fiscal year that ends on April 30, 2008 (fiscal 2008). During the second quarter of fiscal 2008, the Company experienced a continuation of difficult housing market conditions that had begun during the previous fiscal year. During the second quarter of fiscal 2008, the market for remodeling and new construction spending experienced lower sales than in the prior year. In new construction, housing starts were down 25% on a calendar year-to-date basis through October 2007. In remodeling, indicators such as the year-to-date sales of existing homes were down 10% and comparable store sales reported by the large home centers continued to be negative during the same year-to-date period. In addition, uncertainty concerning credit conditions continued to persist as banks incurred large mortgage-related asset write-downs. Finally, two of the Company’s new construction customers filed for bankruptcy protection at the conclusion of the second quarter of fiscal 2008, while several other customers experienced difficult financial results. The Company believes these conditions, as well as the heavy media coverage they have received, combined to further erode consumer confidence relative to housing and made it more difficult to obtain residential mortgage financing.

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

The Company believes that it has been successful in gaining market share during fiscal 2008. The Company’s remodeling sales declined by approximately 10% in the first half of fiscal 2008 as compared with the corresponding period of fiscal 2007. The Company believes that the magnitude of this decline was lower than the sales declines experienced by its remodeling customers. The Company’s new construction sales for the second quarter declined nearly 25% as compared with the comparable period of fiscal 2007. The magnitude of the Company’s decline was slightly less than the magnitude of the reduction in housing starts, and the Company experienced a sequential increase in its new construction sales for the second consecutive quarter, even as new construction starts continued to decline.

The Company’s gross margin rate for the second quarter of fiscal 2008 was 17.3%, down from 20.3% in the second quarter of fiscal 2007. The reduction in the Company’s gross margin rate was driven by the impact of inefficiencies in labor and overhead costs that were caused by a combination of lower sales volumes, new product launches, higher medical costs and rising fuel costs. These inefficiencies more than offset the favorable impact from the Company’s completed transition out of certain low-margin products, which improved the Company’s sales mix and reduced materials and freight costs in relation to sales.

Net income for the second quarter of fiscal 2008 was $1.2 million, compared with $9.2 million during the second quarter of fiscal 2007.

Results of Operations

(in thousands)	Three Months Ended October 31			Six Months Ended October 31
	2007	2006	Percent Change	2007	2006	Percent Change
Net Sales	$160,231	$210,818	(24%)	$326,287	$433,570	(25%)
Gross Profit	27,709	42,863	(35%)	62,018	91,974	(33%)
Selling and Marketing Expenses	18,525	17,906	4%	38,743	35,830	8%
General and Administrative Expenses	7,859	10,554	(26%)	14,526	20,560	(29%)
Interest Expense	192	255	(25%)	383	507	(25%)

Net Sales.  Net sales were $160.2 million for the second quarter of fiscal 2008, a decrease of 24% as compared with the second quarter of fiscal 2007, while the Company’s core product sales (defined as all products excluding the transitioned low-margin products) declined by 17% as compared with the second quarter of fiscal 2007. For the first six months of fiscal 2008, net sales were $326.3 million, reflecting a decrease of 25% as compared with the same period of fiscal 2007. Overall unit volume for the three and six-month periods ended October 31, 2007 decreased by 32% and 34%, respectively, driven by the completion of the Company’s previously announced transition out of certain high volume low-margin products, as well as by reduced market demand for the Company’s core products. Average revenue per unit increased 12% and 15% during the three and six-month periods ended October 31, 2007, respectively, driven primarily by the completion of the aforementioned low-margin products sales transition, and the resulting improvements in the Company’s sales mix.

Gross Profit.  Gross profit margin for the second quarter of fiscal 2008 was 17.3%, as compared with 20.3% for the same period of fiscal 2007. Gross profit margin was 19.0% for the first half of fiscal 2008, as compared with 21.2% in the first half of fiscal 2007. Labor and overhead costs increased by a combined 5.0% of sales in the second quarter of fiscal 2008 and by 4.6% of sales in the first half of fiscal 2008 as compared with the comparable prior year periods, due to inefficiencies stemming from the combined impact of reduced core sales levels, new product launches and higher medical costs. Gross margin was also adversely impacted by rising fuel costs during the three and six-month periods ended October 31, 2007.

The Company completed its transition out of certain low-margin products in February 2007. The impact of margin favorability from the improved sales mix that resulted from this transition, as well as improved efficiencies in lumber yields and lumber prices during both the three and six-month periods ended October 31, 2007, was more than offset by the adverse impact of the factors described above.

Selling and Marketing Expenses.  Selling and marketing expenses for the second quarter of fiscal 2008 were $18.5 million or 11.6% of sales compared to $17.9 million or 8.5% of sales for the same period in fiscal 2007. For the first six months of fiscal 2008, selling and marketing costs were $38.7 million, or 11.9% of net sales, compared with $35.8 million, or 8.3% of net sales for the same period of fiscal 2007. The increase as a percent of sales during fiscal 2008 was due primarily to additional spending to grow market share, including increases related to the launch of new products, and an increase in collateral literature and promotional displays for new customers in the new construction channel, as well as to the reduced sales base.

General and Administrative Expenses.  General and administrative expenses for the second quarter of fiscal 2008 were $7.9 million or 4.9% of sales compared to $10.6 million or 5.0% of sales for the same period in fiscal 2007. For the first six months of fiscal 2008, general and administrative costs were $14.5 million, or 4.5% of net sales, compared with $20.6 million, or 4.7% of net sales for the same period of fiscal 2007. The reductions in fiscal 2008 were due primarily to reduced costs associated with the Company’s pay-for-performance employee incentive plans, and the reversal in the first quarter of fiscal 2008 of a $0.5 million provision for potential loss on the receivables from one of the Company’s new construction customers whose financial situation became more stable. These reductions were partially offset by the establishment of an additional $1.5 million provision for potential loss made during the second quarter of fiscal 2008 in recognition of the bankruptcy of two of the Company’s new construction customers, as well as the higher level of perceived risk of non-payment from other new construction customers.

Interest Expense.  Interest expense for the second quarter and first six months of fiscal 2008 was $192 thousand and $383 thousand, respectively, which represented declines of 25% from the comparable periods of fiscal 2007. These declines were driven by a reduced level of outstanding indebtedness and the applicable interest rates, as well as a slightly higher amount of capitalized interest cost than in the prior fiscal year.

Effective Income Tax Rates.  The Company’s effective income tax rates for the second quarter and first six months of fiscal year 2008 were 31.2% and 34.9%, respectively, as compared with 38.0% in both comparable periods of fiscal 2007. The decreases in the effective tax rate were a result of credits from the American Jobs Creation Act of 2004, which allows for a deduction based on qualified domestic production activities, and a larger impact of tax-exempt interest income.

Outlook.  The Company expects the continuing impact of tighter credit conditions and falling real estate prices will cause the remodeling and new construction markets to remain subdued until these conditions are resolved. The Company expects that it will continue to gain market share throughout fiscal 2008, causing its sales to decline at a lower rate than the overall market. The Company expects that its core sales will decline in a range of 10% to 12% as compared with fiscal 2007, and that its total sales, inclusive of the transition impact of the low-margin products which were sold in fiscal year 2007, will decline in a range of 14% to 18% as compared with fiscal 2007.

The Company has been working aggressively to improve the issues which impacted labor productivity during the second quarter of fiscal 2008 and now expects labor costs to exceed previously expected levels, but show gradual improvement over the next two quarters. The Company continues to monitor fuel costs and will consider pricing actions if market conditions persist.

Considering the Company’s sales outlook and these increased costs, the Company has reduced its forecast of gross margin for the fiscal year to approximately 18.5%, which includes a reduction of approximately 50 basis points for the change in the form of the Company’s sales promotion reimbursements.

LIQUIDITY AND CAPITAL RESOURCES

On October 31, 2007, the Company’s cash and cash equivalents totaled $46.2 million, down from $58.1 million at April 30, 2007. At October 31, 2007, total short-term and long-term debt was $27.5 million, down slightly from its balance at April 30, 2007. Long-term debt to capital was 10.9% and 10.6% at October 31, 2007 and April 30, 2007, respectively.

The Company’s main source of liquidity is cash generated from operating activities consisting of net earnings adjusted for non-cash operating items, primarily depreciation, amortization and non-cash stock-based compensation expense, and changes in operating assets and liabilities such as receivables, inventories, and payables.

Cash provided by operating activities in the first half of fiscal 2008 was $18.8 million, compared with $52.7 million in the comparable period of fiscal 2007. The reduction in cash provided from operations was primarily attributable to a decrease in net income of $16.3 million, combined with the collective reduction in cash provided by changes in deferred taxes and operating assets and liabilities, which generated $6.1 million in cash in the first half of fiscal 2007, and used $10.2 million of cash in the first half of fiscal 2008. Cash provided by changes in operating assets and liabilities was more favorable in the first half of fiscal 2007 due to the transition of the low-margin products, which drove reductions of both accounts receivable and inventory.

The Company’s primary investing activities are capital expenditures and investments in promotional displays. Net cash used by investing activities in the first half of fiscal 2008 was $10.6 million, which was in line with the prior year. Additions to property, plant, and equipment for the first half of fiscal 2008 were $5.0 million, compared with $4.4 million in the first half of fiscal 2007. The property, plant, and equipment additions made in both periods did not reflect any new plant construction activities. The Company’s investment in promotional displays for the first half of fiscal 2008 was $5.6 million, compared with $6.2 million in the first half of fiscal 2007. The Company expects its investments in capital expenditures and promotional displays for fiscal 2008 will approximate the total invested in fiscal 2007.

During the first half of fiscal 2008, net cash used by financing activities was $20.1 million, compared with net cash used in the comparable period of fiscal 2007 of $21.5 million. The primary use of cash in both periods related to the Company’s repurchase of its common stock in the amounts of $18.0 million and $29.8 million in the first halves of fiscal 2008 and fiscal 2007, respectively. Additionally, proceeds from the exercise of stock options declined by $9.1 million in the first half of fiscal 2008, while dividends paid increased by $0.7 million.

The Company repurchased $17.8 million of its common stock during the first half of fiscal 2008 and had $102.5 million of remaining stock repurchases authorized by its Board of Directors as of October 31, 2007. See Part II, Item 2 for a table summarizing stock repurchases in the quarter ended October 31, 2007, and the approximate dollar value of shares that may be repurchased under the program.

Cash flow from operations combined with accumulated cash on hand and available borrowing capacity on the Company’s $35 million line of credit, of which there were no borrowings during fiscal 2007 and 2008, is expected to be more than sufficient to meet forecasted working capital requirements, service existing debt obligations, and fund capital expenditures for the remainder of fiscal 2008.

The timing of the Company’s contractual obligations as of April 30, 2007 is summarized in the table below.

	FISCAL YEARS ENDING APRIL 30
(in thousands)	Total Amounts	2008	2009–2010	2011–2012	2013 and Thereafter
Term credit facility	$10,000	$—	$—	$10,000	$—
Economic development loans	2,234	—	—	—	2,234
Term loans	5,876	381	747	805	3,943
Capital lease obligations	9,652	473	976	1,015	7,188
Interest on long-term debt(a)	5,337	997	1,913	691	1,736
Operating lease obligations	22,326	4,519	6,866	4,119	6,822
Pension contributions (b)	30,618	7,590	11,598	11,430	—

Total	$86,043	$13,960	$22,100	$28,060	$21,923

(a)	Interest commitments under interest bearing debt consists of interest under the Company’s primary loan agreement and other term loans and capitalized lease agreements. The Company’s term credit facility includes a $10 million term note that bears a variable interest rate determined by the London Interbank Offered Rate (LIBOR) plus a spread of .50% at April 30, 2007. Interest under other term loans and capitalized lease agreements is fixed at rates between 2% and 6%. Interest commitments under interest bearing debt for the Company’s term credit facility is at LIBOR plus the spread as of April 30, 2007, throughout the remaining term of the agreement.
(b)	The estimated cost and benefits of the Company’s two defined benefit pension plans are determined annually by independent actuaries based upon the discount rate and other assumptions at fiscal year end. Future pension funding contributions beyond 2012 have not been determined at this time.

Dividends Declared

On November 15, 2007, the Board of Directors approved a $.09 per share cash dividend on its common stock. The cash dividend will be paid on December 19, 2007, to shareholders of record on December 5, 2007.

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

At October 31, 2007, the Company had no material exposure to changes in interest rates for its debt agreements. As of October 31, 2007, the Company had a $10 million term loan which bears interest at the London InterBank Offered Rate (LIBOR) (5.51% at October 31, 2007) plus a spread (0.50% at October 31, 2007) based on the ratio of the Company’s total funded debt to earnings before deduction of interest and taxes, plus depreciation and amortization (EBITDA). All other borrowings of the Company carry a fixed interest rate between 2% and 6%. For additional discussion regarding the Company’s market risks, see the Company’s Annual Report on Form 10-K for the year ended April 30, 2007 under Item 7A “Quantitative and Qualitative Disclosures of Market Risk.”

Item 4.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. In addition, there have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the business. The Company does not have any litigation that does not constitute ordinary, routine litigation to its business.

Item 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in the Company’s 10-K for the year ended April 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock in the quarter ended October 31, 2007:

	Share Repurchases
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (000’s) (2)
August 1 - 31, 2007	200,000	$30.39	200,000	$102,537
September 1 - 30, 2007	5,933	$30.17	--	$102,537
October 1 - 31, 2007	--	$--	--	$102,537

Quarter ended October 31, 2006	205,933	$30.38	200,000	$102,537

(1)	The Company repurchased 205,933 shares of its common stock in the second quarter of fiscal 2008. In the second quarter of fiscal 2008, 5,933 of these repurchased shares were in satisfaction of part of the exercise price of stock options exercised during the quarter, valued at fair market value on the date of the exercise, as provided for in the American Woodmark Corporation 1999 Stock Option Plan for Employees.

(2)	On November 20, 2006 and August 24, 2007, the Company announced that the Company’s Board of Directors approved the repurchase up to $50 million and $100 million, respectively, of the Company’s common stock for an aggregate authorization of $150 million. These authorizations have no expiration date. In the second quarter of fiscal 2008, the Company repurchased 200,000 shares under these authorizations. At October 31, 2007, $102.5 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.

Item 6.	Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004; Commission File No. 000-14798).

3.2	Bylaws - as amended and restated November 15, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K as filed on November 20, 2007; Commission File No. 000-14798).

10.1(a)	Management Contract – Employment Agreement for Mr. Kent B. Guichard, President and Chief Executive Officer (incorporated by reference to Exhibit 10.1(a) to Company’s Form 8-K as filed on November 21, 2007; Commission File No. 000-14798).

10.1(b)	Management Contract – Letter of Understanding for James Jake Gosa, Chairman of the Board (incorporated by reference to Exhibit 10.1(b) to Company’s Form 8-K as filed on November 21, 2007; Commission File No. 000-14798).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION (Registrant)

/s/ Jonathan H. Wolk
Jonathan H. Wolk Vice President and Chief Financial Officer

Date: December 5, 2007 Signing on behalf of the registrant and as principal financial and accounting officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004; Commission File No. 000-14798).

3.2	Bylaws - as amended and restated November 15, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K as filed on November 20, 2007; Commission File No. 000-14798).

10.1(a)	Management Contract – Employment Agreement for Mr. Kent B. Guichard, President and Chief Executive Officer (incorporated by reference to Exhibit 10.1(a) to Company’s Form 8-K as filed on November 21, 2007; Commission File No. 000-14798).

10.1(b)	Management Contract – Letter of Understanding for James Jake Gosa, Chairman of the Board (incorporated by reference to Exhibit 10.1(b) to Company’s Form 8-K as filed on November 21, 2007; Commission File No. 000-14798).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).