Form 10-Q
period 2008-01-31
AMERICAN WOODMARK CORP
filed 2008-02-29
CIK 794619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

Large Accelerated Filer  ☐         Accelerated Filer  ☒         Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	14,200,935 shares outstanding
Class	as of February 26, 2008

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	January 31, 2008	April 30, 2007
ASSETS
Current Assets
Cash and cash equivalents	$55,431	$58,125
Customer receivables, net	20,159	38,074
Inventories	48,608	56,349
Prepaid expenses and other	1,930	3,174
Deferred income taxes	10,090	8,086

Total Current Assets	136,218	163,808
Property, plant, and equipment, net	154,979	166,821
Promotional displays, net	16,667	17,515
Other assets	2,426	551

	$310,290	$348,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$16,010	$25,604
Accrued compensation and related expenses	22,359	24,796
Current maturities of long-term debt	875	854
Accrued marketing expenses	3,657	7,611
Other accrued expenses	9,578	9,195

Total Current Liabilities	52,479	68,060

Long-term debt, less current maturities	26,188	26,908
Deferred income taxes	4,873	9,487
Defiined benefit pension aned postretirement benefits liabilities	12,026	14,826
Other long-term liabilities	3,744	3,317

Shareholders’ Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding 14,200,935 shares at January 31, 2008; 14,919,939 shares at April 30, 2007	75,164	72,350
Retained earnings	149,012	167,506
Accumulated other comprehensive loss:
Defined benefit pension and postretirement plans	(13,196)	(13,759)

Total Shareholders’ Equity	210,980	226,097

	$310,290	$348,695

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(Unaudited)

	Three Months Ended January 31		Nine Months Ended January 31
	2008	2007	2008	2007
Net sales	$132,837	$161,224	$459,124	$594,794
Cost of sales and distribution	115,125	132,156	379,393	473,752

Gross Profit	17,712	29,068	79,731	121,042

Selling and marketing expenses	16,547	16,886	55,290	52,716
General and administrative expenses	5,931	7,444	20,457	28,005

Operating Income (Loss)	(4,766)	4,738	3,984	40,321

Interest expense	230	217	613	724
Other income	(583)	(797)	(1,825)	(2,174)

Income (Loss) Before Income Taxes	(4,413)	5,318	5,196	41,771

Income tax expense (benefit)	(2,392)	1,539	961	15,391

Net Income (Loss)	$(2,021)	$3,779	$4,235	$26,380

Net Income (Loss) Per Share

Weighted average shares outstanding
Basic	14,368,723	15,667,366	14,560,944	15,801,793
Diluted	14,390,904	16,044,636	14,644,859	16,099,541

Net income (loss) per share
Basic	$(0.14)	$0.24	$0.29	$1.67
Diluted	$(0.14)	$0.24	$0.29	$1.64

Cash dividends per share	$0.09	$0.06	$0.24	$0.15

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended January 31
	2008	2007
Operating Activities
Net income	$4,235	$26,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,331	27,013
Net loss on disposal of property, plant, and equipment	456	92
Stock-based compensation expense	3,998	4,809
Deferred income taxes	(6,618)	1,533
Excess tax deficit/(benefit)from stock-based compensation	494	(363)
Tax benefit from stock options exercised	67	4,099
Other non-cash items	1,617	(1,078)
Changes in operating assets and liabilities:
Customer receivables	17,942	14,827
Inventories	7,075	13,447
Prepaid expenses and other current assets	742	(6,264)
Accounts payable	(9,594)	(13,466)
Accrued compensation and related expenses	(2,437)	(5,956)
Other accrued expenses	(3,570)	(506)
Other	(1,355)	(853)

Net Cash Provided by Operating Activities	39,383	63,714

Investing Activities
Payments to acquire property, plant, and equipment	(6,739)	(8,635)
Proceeds from sales of property, plant, and equipment	—	2
Investment in promotional displays	(8,733)	(9,278)

Net Cash Used by Investing Activities	(15,472)	(17,911)

Financing Activities
Payments of long-term debt	(697)	(923)
Proceeds from issuance of common stock	967	14,608
Repurchases of common stock	(22,889)	(35,800)
Payment of dividends	(3,492)	(2,367)
Excess tax deficit/(benefit) from stock-based compensation	(494)	363

Net Cash Used by Financing Activities	(26,605)	(24,119)
Net Increase/(Decrease) In Cash And Cash Equivalents	(2,694)	21,684
Cash And Cash Equivalents, Beginning of Period	58,125	47,955

Cash And Cash Equivalents, End of Period	$55,431	$69,639

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended April 30, 2007.

NOTE B—NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” The consensus allows an entity to choose between two acceptable alternatives based on their accounting policies for transactions in which the entity collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. Entities should disclose the method selected pursuant to APB No. 22, “Disclosure of Accounting Policies.” If such taxes are reported gross and are significant, entities should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning May 1, 2007. The Company adopted the guidance during the first quarter of fiscal 2008 and it had no impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS 141R), “Business Combinations,” and No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, SFAS 141R also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs. Under SFAS 160, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions. SFAS 141R and SFAS 160 will become effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the expected impact of the provisions of SFAS 141R and SFAS 160 on its results of operations and its financial position.

NOTE C—COMPREHENSIVE INCOME

The Company’s comprehensive income (loss) was $(1.8) million and $4.8 million for the three months and nine months ended January 31, 2008, respectively, and $3.8 million and $26.4 million for the three months and nine months ended January 31, 2007, respectively. Comprehensive income differs from net income due to the changes in the pension and postretirement benefits liability.

NOTE D—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended January 31		Nine Months Ended January 31
	2008	2007	2008	2007
Numerator used for both basic and dilutive earnings per share:
Net income (loss)	$(2,021)	$3,779	$4,235	$26,380

Denominator:
Denominator for basic earnings per share-weighted average shares	14,369	15,667	14,561	15,802
Effect of dilutive securities:
Stock Options	22	377	84	298

Denominator for diluted earnings per share-weighted average shares and assumed conversions	14,391	16,045	14,645	16,100

Net income (loss) per share
Basic	$(0.14)	$0.24	$0.29	$1.67
Diluted	$(0.14)	$0.24	$0.29	$1.64

NOTE E—STOCK-BASED COMPENSATION

The Company has various stock compensation plans, which are more fully described in Note G to the consolidated financial statements incorporated by reference in the Company’s 2007 Annual Report on Form 10-K. During the quarter ended January 31, 2008, the Company did not grant any stock options to employees or non-employee directors. During the nine months ended January 31, 2008, the Company granted non-statutory stock options to key employees and to non-employee directors for a total of 426,600 shares of the Company’s common stock with a weighted average exercise price of $33.73 and weighted average fair value of $11.45. The options granted for the nine-month period ending January 31, 2008 vest evenly over a three-year period and have ten year contractual terms.

Total compensation expense related to stock-based awards during the three-month periods ended January 31, 2008 and 2007 was $1.3 million and $1.7 million, respectively, and for the nine-month periods ended January 31, 2008 and 2007 was $4.0 million and $4.8 million, respectively. For the three-month and nine-month periods ended January 31, 2008 and 2007, stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended January 31		Nine Months Ended January 31
	2008	2007	2008	2007
Cost of sales and distribution	$296	$306	$910	$939
Selling and marketing expenses	310	302	942	925
General and administrative expenses	648	1,045	2,146	2,945

Stock-based compensation expense, before income taxes	1,254	1,653	3,998	4,809
Less:
Income tax benefit	486	627	1,562	1,823

Total stock-based compensation expense, net of taxes	$768	$1,026	$2,436	$2,986

As of January 31, 2008, there was $6.8 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s stock-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.4 years.

Cash received from option exercises for the nine months ended January 31, 2008 and 2007 was $1.0 million and $12.8 million, respectively. The actual tax benefit recognized as additional paid-in capital for exercises of stock option awards during the nine months ended January 31, 2008 and 2007 was $67 thousand and $4.1 million, respectively.

NOTE F—CUSTOMER RECEIVABLES

The components of customer receivables were:

(in thousands)	January 31, 2008	April 30, 2007
Gross customer receivables	$25,073	$43,262
Less:
Allowance for doubtful accounts	(2,325)	(1,511)
Allowances for returns and discounts	(2,589)	(3,677)

Net customer receivables	$20,159	$38,074

NOTE G—INVENTORIES

The components of inventories were:

(in thousands)	January 31, 2008	April 30, 2007
Raw materials	$14,113	$16,615
Work-in-process	38,965	41,274
Finished goods	8,933	12,020

Total FIFO inventories	$62,011	$69,909
Reserve to adjust inventories to LIFO value	(13,403)	(13,560)

Total LIFO inventories	$48,608	$56,349

For the nine-month period ended January 31, 2008, after tax earnings were increased by $207 thousand as a result of liquidation of LIFO based inventories. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Since these items are estimated, interim results are subject to the final year-end LIFO inventory valuation.

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

The following is a reconciliation of the Company’s warranty liability:

	Nine Months Ended January 31
(in thousands)	2008	2007
Beginning balance at May 1	$3,105	$5,387
Accrual	8,207	11,978
Settlements	(9,264)	(14,547)

Ending balance at January 31	$2,048	$2,818

NOTE I—CASH FLOW

Supplemental disclosures of cash flow information:

	Nine Months Ended January 31
(in thousands)	2008	2007
Cash paid during the period for:
Interest	$770	$798
Income taxes	$5,369	$15,438

NOTE J—PENSION BENEFITS

Net periodic pension cost consisted of the following for the three months and nine months ended January 31, 2008 and 2007.

	Three Months Ended January 31		Nine Months Ended January 31
(in thousands)	2008	2007	2008	2007
Service cost	$1,392	$1,235	$4,176	$3,706
Interest cost	1,211	1,083	3,632	3,249
Expected return on plan assets	(1,401)	(1,074)	(4,203)	(3,223)
Amortization of net loss	257	217	772	651
Amortization of prior service cost	37	36	111	108

Net periodic pension cost	$1,496	$1,497	$4,488	$4,491

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended April 30, 2007, that it expected to contribute $7.6 million to its pension plan in fiscal 2008. As of January 31, 2008, $6.5 million of contributions have been made. The Company presently anticipates contributing an additional $1.1 million to fund its pension plan in fiscal 2008 for a total of $7.6 million.

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

The Company is currently not under federal audit. The Company is under audit by the State of West Virginia for tax years fiscal 2004, 2005 and 2006.

NOTE L—RESTRUCTURING CHARGES

In January, 2008, the Company committed to closing its smallest manufacturing plant, which is located in Minnesota. This initiative will impact approximately 80 employees. This decision was made to improve alignment within the Company’s manufacturing operations and improve efficiency. The Company expects to incur total pre-tax exit costs of $1.1 million related to this shut-down initiative, including severance and separation costs of $0.7 million and $0.4 million for equipment and facilities-related expenses.

During the third quarter of fiscal 2008, the Company recognized $0.6 of the severance and separation costs pertaining to the aforementioned plant closure initiative, as well as an additional $0.6 million of costs related to severance and separation expenses associated with headcount reductions across its 15 manufacturing plants. In addition, the Company also recognized an asset impairment charge of $0.1 million relating to assets at the facility to be closed. The total costs provided during the third quarter aggregated $1.3 million and these costs were recognized in Cost of Sales and Distribution expenses. The Company expects to incur substantially all of the remaining costs related to the closure of the Minnesota plant during the fourth quarter of fiscal 2008.

The Minnesota plant is being marketed for sale by the Company and the plant’s net book value of $1.4 million, which the Company believes is fully recoverable, is classified as Other Assets at January 31, 2008.

NOTE M—OTHER INFORMATION

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible were not material as of January 31, 2008.

NOTE N—SUBSEQUENT EVENTS

On February 27, 2008, the Board of Directors approved a $.09 per share cash dividend on its common stock. The cash dividend will be paid on March 26, 2008, to shareholders of record on March 12, 2008.

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

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent dealers and distributors. At January 31, 2008, the Company operated 15 manufacturing facilities and 9 service centers across the country.

The three-month period ending January 31, 2008 was the Company’s third quarter of its fiscal year that ends on April 30, 2008 (fiscal 2008). During the third quarter of fiscal 2008, the Company experienced a continuation of difficult housing market conditions that had begun during the previous fiscal year. During the third quarter of fiscal 2008, the market for remodeling and new construction spending experienced lower sales than in the prior year. In new construction, housing starts were down 25% on a calendar year-to-date basis through December 2007. In remodeling, indicators such as the year-to-date sales of existing homes were down 13% and comparable store sales reported by the large home centers continued to be negative during the same period. In addition, uncertainty concerning credit conditions continued to persist as banks incurred large mortgage-related asset write-downs. Finally, two of the Company’s new construction customers filed for bankruptcy protection during the second quarter of fiscal 2008, and one more customer did so during the Company’s third fiscal quarter. The Company believes these conditions, as well as the heavy media coverage they have received, combined to further erode consumer confidence relative to housing and made it more difficult to obtain residential mortgage financing.

Despite the present housing market downturn, the Company believes that the long-term fundamentals for the American housing industry remain strong, based upon strong employment, continued overall economic growth, relatively low interest rates, continued population growth and other favorable demographic trends. Based upon this belief, the Company has continued to maintain its strategy of investing to improve its operations and its capabilities to best service its customers. The Company remains focused on continuing to gain market share and has continued to invest in developing and launching new products, maintaining customer contact, and increasing its new product displays and related marketing collateral deployed at new customers in its new construction channel.

The Company believes that it has been successful in gaining market share during fiscal 2008. The Company’s remodeling sales declined by a high single digit percentage in the first nine months of fiscal 2008 as compared with the corresponding period of fiscal 2007. The Company believes that the magnitude of this decline was lower than the sales declines experienced by its remodeling customers. The Company’s new construction sales for the same period declined by approximately 25% as compared with the comparable period of fiscal 2007. The magnitude of the Company’s decline was similar to the magnitude of the reduction in housing starts.

The Company’s gross margin rate for the third quarter of fiscal 2008 was 13.3%, down from 18.0% in the third quarter of fiscal 2007. The reduction in the Company’s gross margin rate was driven by inefficiencies in labor, overhead, and freight costs that were driven by lower sales volumes and rising fuel costs. These inefficiencies more than offset the favorable impact from the Company’s completed transition out of certain low-margin products, which improved the Company’s sales mix and reduced materials and freight costs in relation to sales.

Gross margin was also adversely impacted by one-time severance and separation costs associated with headcount reductions across the Company’s 15 manufacturing plants, as well as by severance and separation and asset impairment costs associated with the Company’s decision to close its smallest plant. These one-time charges aggregated 1.0% of net sales in the third quarter of fiscal 2008.

In addition, the Company’s gross margin rate in the third quarter was reduced by 0.7% by a change in the form of the Company’s sales promotional participation with one of its retail customers. This change in form did not affect operating income but shifted costs that had previously been selling and marketing expenses to a reduction of sales revenue.

The Company regularly assesses its long-lived assets to determine if any impairment has occurred. Although the direction of the housing market and its resultant impact upon the Company’s performance is not presently positive, the Company continues to believe that the long-term fundamentals of job creation, unemployment and long-term interest rates support a growing and vibrant housing economy in the future. Accordingly, the Company does not believe that its long-lived assets pertaining to its remaining 14 manufacturing plants or any of its other long-lived assets were impaired as of January 31, 2008.

Net income (loss) for the third quarter of fiscal 2008 was ($2.0) million, compared with $3.8 million during the third quarter of fiscal 2007.

Results of Operations

(in thousands)	Three Months Ended January 31			Nine Months Ended January 31
	2008	2007	Percent Change	2008	2007	Percent Change
Net Sales	$132,837	$161,224	(18%)	$459,124	$594,794	(23%)
Gross Profit	17,712	29,068	(39%)	79,731	121,042	(34%)
Selling and Marketing Expenses	16,547	16,886	(2%)	55,290	52,716	5%
General and Administrative Expenses	5,931	7,444	(20%)	20,457	28,005	(27%)
Interest Expense	230	217	6%	613	724	(15%)

Net Sales.  Net sales were $132.8 million for the third quarter of fiscal 2008, a decrease of 18% as compared with the third quarter of fiscal 2007, while the Company’s core product sales (defined as all products excluding the transitioned low-margin products) declined by 14% as compared with the third quarter of fiscal 2007. For the first nine months of fiscal 2008, net sales were $459.1 million, reflecting a decrease of 23% as compared with the same period of fiscal 2007. Overall unit volume for the three and nine-month periods ended January 31, 2008 decreased by 22% and 31%, respectively, driven by the completion of the Company’s previously announced transition out of certain high volume low-margin products, as well as by reduced market demand for the Company’s core products. Average revenue per unit increased 6% and 12% during the three-month and nine-month periods ended January 31, 2008, respectively, driven primarily by the completion of the aforementioned low-margin products sales transition, and the resulting improvements in the Company’s sales mix.

Gross Profit.  Gross profit margin for the third quarter of fiscal 2008 was 13.3%, as compared with 18.0% for the same period of fiscal 2007. Gross profit margin was 17.4% for the first nine months of fiscal 2008, as compared with 20.4% in the first nine months of fiscal 2007. Labor and overhead costs increased by a combined 5.5% of sales in the third quarter of fiscal 2008 and by a combined 4.7% of sales in the first nine-months of fiscal 2008 as compared with the comparable prior year periods, due to inefficiencies stemming from the combined impact of reduced core sales levels and new products. The Company’s severance and separation and asset impairment costs provided in the third quarter of fiscal 2008 increased labor and overhead costs in the three and nine-month periods by 1.0% of net sales and 0.3% of net sales, respectively.

Additionally, the Company’s gross margin rate was also reduced by 0.7% of net sales in the three-month period and by 0.6% of net sales in the nine-month period ended January 31, 2008 by a change in the form of the Company’s sales promotional participation with one of its customers. This change in form did not affect operating income but shifted costs that had previously been selling and marketing expenses to a reduction of sales revenue.

The Company completed its transition out of certain low-margin products in February 2007. The impact of margin favorability from the improved sales mix that resulted from this transition, as well as improved efficiencies in lumber yields and lumber prices during both the three and nine month periods ended January 31, 2008, was more than offset by the adverse impact of the factors described above.

Selling and Marketing Expenses.  Selling and marketing expenses for the third quarter of fiscal 2008 were $16.6 million or 12.5% of sales compared to $16.9 million or 10.5% of sales for the same period in fiscal 2007. For the first nine months of fiscal 2008, selling and marketing costs were $55.3 million, or 12.0% of net sales, compared with $52.7 million, or 8.9% of net sales for the same period of fiscal 2007. The increase as a percent of sales during fiscal 2008 was due primarily to additional spending to grow market share, including increases related to the launch of new products, and an increase in collateral literature and promotional displays for new customers in the new construction channel, as well as to the reduced sales base.

General and Administrative Expenses.  General and administrative expenses for the third quarter of fiscal 2008 were $5.9 million or 4.5% of sales, compared to $7.4 million or 4.6% of sales for the same period in fiscal 2007. For the first nine months of fiscal 2008, general and administrative costs were $20.5 million, or 4.5% of net sales, compared with $28.0 million, or 4.7% of net sales for the same period of fiscal 2007. The reductions in fiscal 2008 were due primarily to reduced costs associated with the Company’s pay-for-performance employee incentive plans, somewhat offset by the establishment of a $1.0 million provision for potential loss on the receivables from several new construction customers with a high degree of perceived credit risk, including three customers who filed bankruptcy. As of January 31, 2008, the Company had receivables from customers with a higher perceived level of risk aggregating $4.1 million, of which $2.3 million had been reserved for potential uncollectibility.

Interest Expense.  Interest expense for the third quarter and first nine months of fiscal 2008 was $230 thousand and $613 thousand, respectively, which represented declines of 15% from the comparable periods of fiscal 2007. These declines were driven by a reduced level of outstanding indebtedness and the applicable interest rates, as well as a slightly higher amount of capitalized interest cost than in the prior fiscal year.

Effective Income Tax Rates.  The Company’s effective income tax rates for the third quarter and first nine months of fiscal year 2008 were 54.2% and 18.5%, respectively, as compared with 28.9% and 36.8% from the same comparable periods of fiscal 2007. The changes in the effective tax rate were a result of credits from the American Jobs Creation Act of 2004, which allows for a deduction based on qualified domestic production activities, a larger impact of tax-exempt interest income, and the reduced amount of expected income for fiscal year 2008 results.

Outlook.  The Company expects the continuing impact of tighter credit conditions and falling real estate prices will cause the remodeling and new construction markets to remain subdued until these conditions are resolved. The Company expects that it will continue to gain market share throughout fiscal 2008, causing its sales to decline at a lower rate than the overall market.

LIQUIDITY AND CAPITAL RESOURCES

On January 31, 2008, the Company’s cash and cash equivalents totaled $55.4 million, slightly lower than the $58.1 million at April 30, 2007 but $9.2 million higher than at October 31, 2007. At January 31, 2008, total short-term and long-term debt was $27.1 million, down from its balance at April 30, 2007 of $27.8 million. Long-term debt to capital was 11.0% and 10.6% at January 31, 2008 and April 30, 2007, respectively.

The Company’s main source of liquidity is cash generated from operating activities consisting of net earnings adjusted for non-cash operating items, primarily depreciation, amortization and non-cash stock-based compensation expense, and changes in operating assets and liabilities such as receivables, inventories, and payables.

Cash provided by operating activities in the first nine months of fiscal 2008 was $39.4 million, compared with $63.7 million in the comparable period of fiscal 2007. The reduction in cash provided from operations was primarily attributable to a decrease in net income of $22.0 million.

The Company’s primary investing activities are capital expenditures and investments in promotional displays. Net cash used by investing activities in the first nine months of fiscal 2008 was $15.5 million, down 14% from prior year. Additions to property, plant, and equipment for the first nine months of fiscal 2008 were $6.7 million, compared with $8.6 million in the first nine months of fiscal 2007. The property, plant, and equipment additions made in both periods did not reflect any new plant construction activities. The Company’s investment in promotional displays for the first nine months of fiscal 2008 was $8.7 million, compared with $9.3 million in the first nine months of fiscal 2007. The Company expects its investments in capital expenditures and promotional displays for fiscal 2008 will be slightly less than the total invested in fiscal 2007.

During the first nine months of fiscal 2008, net cash used by financing activities was $26.6 million, compared with net cash used in the comparable period of fiscal 2007 of $24.1 million. The primary use of cash in both periods related to the Company’s repurchase of its common stock in the amounts of $22.9 million and $35.8 million in the first nine months of fiscal 2008 and fiscal 2007, respectively. Additionally, proceeds from the exercise of stock options declined by $13.6 million in the first nine months of fiscal 2008, while dividends paid increased by $1.1 million.

The Company repurchased $22.9 million of its common stock during the first nine months of fiscal 2008 and had $97.6 million of remaining stock repurchases authorized by its Board of Directors as of January 31, 2008. See Part II, Item 2 for a table summarizing stock repurchases in the quarter ended January 31, 2008, and the approximate dollar value of shares that may be repurchased under the program.

Cash flow from operations combined with accumulated cash on hand and available borrowing capacity on the Company’s $40 million line of credit, which was increased by $5 million during the third quarter, and of which there were no borrowings during fiscal 2007 and 2008, is expected to be more than sufficient to meet forecasted working capital requirements, service existing debt obligations, and fund capital expenditures for the remainder of fiscal 2008.

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

Dividends Declared

On February 27, 2008 the Board of Directors approved a $.09 per share cash dividend on its common stock. The cash dividend will be paid on March 26, 2008 to shareholders of record on March 12, 2008.

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

At January 31, 2008, the Company had no material exposure to changes in interest rates for its debt agreements. As of January 31, 2008, the Company had a $10 million term loan which bears interest at the London InterBank Offered Rate (LIBOR) (5.08% at January 31, 2008) plus a spread (0.50% at January 31, 2008) based on the ratio of the Company’s total funded debt to earnings before deduction of interest and taxes, plus depreciation and amortization (EBITDA). All other borrowings of the Company carry a fixed interest rate between 2% and 6%. For additional discussion regarding the Company’s market risks, see the Company’s Annual Report on Form 10-K for the year ended April 30, 2007 under Item 7A “Quantitative and Qualitative Disclosures of Market Risk.”

Item 4.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. In addition, there have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the business. The Company does not have any litigation that does not constitute ordinary, routine litigation to its business.

Item 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in the Company’s 10-K for the year ended April 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock in the quarter ended January 31, 2008:

	Share Repurchases
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (000’s) (2)
November 1 - 30, 2007	236	$30.17	---	$102,537
December 1 - 31, 2007	22,300	$18.69	22,300	$102,120
January 1 - 31, 2008	240,400	$18.72	240,400	$97,619

Quarter ended January 31, 2008	262,936	$18.73	262,700	$97,619

(1)	The Company repurchased 262,936 shares of its common stock in the third quarter of fiscal 2008. In the third quarter of fiscal 2008, 236 of these repurchased shares were in satisfaction of part of the exercise price of stock options exercised during the quarter, valued at fair market value on the date of the exercise, as provided for in the American Woodmark Corporation 1999 Stock Option Plan for Employees.

(2)	On November 20, 2006 and August 24, 2007, the Company announced that the Company’s Board of Directors approved the repurchase up to $50 million and $100 million, respectively, of the Company’s common stock for an aggregate authorization of $150 million. These authorizations have no expiration date. In the third quarter of fiscal 2008, the Company repurchased 262,700 shares under these authorizations. At January 31, 2008, $97.6 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.

Item 6.	Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004; Commission File No. 000-14798).

3.2	Bylaws - as amended and restated November 15, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K as filed on November 20, 2007; Commission File No. 000-14798).

10.1	Amended and Restated Credit Agreement, dated as of December 13, 2007, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 19, 2007; Commission File No. 000-14798).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION (Registrant)

/s/ Jonathan H. Wolk
Jonathan H. Wolk Vice President and Chief Financial Officer

Date: Febraury 29, 2008 Signing on behalf of the registrant and as principal financial and accounting officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004; Commission File No. 000-14798).

3.2	Bylaws - as amended and restated November 15, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K as filed on November 20, 2007; Commission File No. 000-14798).

10.1	Amended and Restated Credit Agreement, dated as of December 13, 2007, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 19, 2007; Commission File No. 000-14798).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).