Form 10-K
period 2008-04-30
AMERICAN WOODMARK CORP
filed 2008-07-10
CIK 794619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-14798

AMERICAN WOODMARK CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1138147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3102 Shawnee Drive, Winchester, Virginia 22601

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (540) 665-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (no par value)	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant as of October 31, 2007, the last business day of the Company’s most recent second quarter was $269,585,422.

As of June 27, 2008, 14,070,946 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended April 30, 2008 (“2008 Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K.

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 21, 2008 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

American Woodmark currently offers framed stock cabinets in approximately 380 different cabinet lines, ranging in price from relatively inexpensive to medium-priced styles. Styles vary by design and color from natural wood finishes to low-pressure laminate surfaces. The product offering of stock cabinets includes approximately 90 door designs in 12 colors. Stock cabinets consist of a common box with standard interior components and a maple, oak, cherry, or hickory front frame.

Products are primarily sold under the brand names of American Woodmark®, Timberlake®, Shenandoah Cabinetry®, and Potomac®.

American Woodmark’s products are sold on a national basis across the United States to the remodeling and new home construction markets. The Company services these markets through three primary channels: home centers, major builders, and independent dealers and distributors. The Company provides complete turnkey installation services to its large builder customers via its network of nine service centers that are strategically located throughout the United States. The Company distributes its products to each market channel directly from six assembly plants through a third party logistics network.

The primary raw materials used include maple, oak, cherry, and hickory lumber. Additional raw materials include paint, particleboard, manufactured components, and hardware. The Company currently purchases paint from one supplier; however, other sources are available. Other raw materials are purchased from more than one source and are readily available.

American Woodmark operates in a highly fragmented industry that is composed of several thousand local, regional, and national manufacturers. The Company’s principal means for competition is its breadth and variety of product offering, expanded service capabilities, and affordable quality. The Company believes it is one of the three largest manufacturers of kitchen cabinets in the United States.

The Company’s business has historically been subject to seasonal influences, with higher sales typically realized in the second and fourth fiscal quarters. General economic forces and changes in the Company’s customer mix have reduced seasonal fluctuations in revenue over the past few years. The Company does not consider its level of order backlog to be material.

During the last fiscal year, American Woodmark had two primary customers, The Home Depot and Lowe’s Companies, Inc., which together accounted for approximately 69 percent of the Company’s fiscal 2008 sales. The loss of either customer would have a material adverse effect on the Company.

As of May 31, 2008, the Company had 4,344 employees. Approximately 11 percent of the Company’s employees are represented by labor unions. The Company believes that its employee relations are good.

American Woodmark’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s web site at www.americanwoodmark.com as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. The contents of the Company’s web site are not, however, part of this report.

The SEC allows the Company to incorporate by reference information it files with the SEC in response to many of the Items in this report. This means that the Company can disclose important information to you by referring you to those documents. The information incorporated by reference is an important part of this report. Several Items in Parts I and II of this report incorporate information from the 2008 Annual Report to Shareholders in response to those Items. The 2008 Annual Report to Shareholders is filed as Exhibit 13 to this report.

Item 1A.	RISK FACTORS

There are a number of business risks and uncertainties that may affect the Company’s operations. These risks and uncertainties could cause future results to differ from past performance or expected results, including results described in statements elsewhere in this report that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Additional risks and uncertainties not presently known to the Company or it currently believes to be immaterial also may adversely impact the business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on the Company’s business, financial condition, and results of operations. These risks and uncertainties, which the Company considers to be most relevant to specific business activities, include, but are not limited to, the following, as well as additional risk factors included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

Our Business Relies On Remodeling Activity And Residential Construction. The Company’s results of operations are affected by levels of home improvement and residential construction activity, including repair and remodeling and new construction. Interest rates, energy costs, consumer confidence, national and regional economic conditions, and weather conditions and natural disasters can significantly impact levels of home improvement and residential construction activity. The Company has increased its emphasis on new product development in recent years and continues to focus on organic growth. Consequently, the Company’s financial performance will, in part, reflect its success in implementing its growth strategies in its existing markets and in introducing new products.

The Loss Or A Reduction In Business From Either Of Our Key Customers Would Have A Material Adverse Effect On Our Business. The size and importance to the Company of its two largest customers is significant. These customers could make significant changes in their volume of purchases and could otherwise significantly affect the terms and conditions on which the Company does business. Sales to The Home Depot and Lowe’s Companies, Inc. were approximately 69 percent of total company sales for fiscal 2008. Although builders, dealers, and other retailers represent other channels of distribution for the Company’s products, an unplanned loss of a substantial portion of sales to The Home Depot or Lowe’s Companies, Inc. could have a material adverse impact on the Company.

Our Operating Results Are Affected By The Cost And Availability Of Raw Materials. Because the Company is dependent on outside suppliers for raw material needs, it must obtain sufficient quantities of quality raw materials from its suppliers at acceptable prices and in a timely manner. The Company has no long-term supply contracts with its key suppliers. A substantial decrease in the availability of products from the Company’s suppliers, the loss of key supplier arrangements, or a substantial increase in the cost of its raw materials could adversely impact the Company’s results of operations.

We May Not Be Able To Maintain Or Raise The Prices Of Our Products In Response To Inflation And Increasing Costs. Short-term market and competitive pressures may prohibit the Company from raising prices to offset inflationary raw material and freight costs, which would adversely impact profit margins.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

American Woodmark leases its Corporate Office located in Winchester, Virginia. In addition, the Company leases 1 manufacturing facility in Hardy County, West Virginia and owns 13 manufacturing facilities located primarily in the eastern United States. The Company also leases 9 primary service centers, 2 satellite service centers, and 3 additional office centers located throughout the United States that support the sale and distribution of products to each market channel. The Company considers its properties suitable for the business and adequate for its needs.

Primary properties as of April 30, 2008 include:

LOCATION	DESCRIPTION
Allegany County, MD	Manufacturing Facility
Berryville, VA	Manufacturing Facility
Berryville, VA	Service Center*
Huntersville, NC	Service Center*
Chavies, KY	Manufacturing Facility
Coppell, TX	Service Center*
Gas City, IN	Manufacturing Facility
Hardy County, WV	Manufacturing Facility*
Hardy County, WV	Manufacturing Facility
Houston, TX	Satellite Service Center*
Humboldt, TN	Manufacturing Facility
Jackson, GA	Manufacturing Facility
Kingman, AZ	Manufacturing Facility
Kennesaw, GA	Service Center*
Montgomeryville, PA	Service Center*
Monticello, KY	Manufacturing Facility
Moorefield, WV	Manufacturing Facility
Orange, VA	Manufacturing Facility
Orlando, FL	Service Center*
Raleigh, NC	Satellite Service Center*
Phoenix, AZ	Service Center*
Rancho Cordova, CA	Service Center*
Tahlequah, OK	Manufacturing Facility
Tampa, FL	Service Center*
Toccoa, GA	Manufacturing Facility
Winchester, VA	Corporate Office*
Winchester, VA	Office (Customer Service)*
Winchester, VA	Office (MIS)*
Winchester, VA	Office (Product Dev./Logistics/Treasury)*

*	Leased facility.

Item 3.	LEGAL PROCEEDINGS

In response to this Item, the information under “Legal Matters” under “Note K – Commitments and Contingencies” to the Consolidated Financial Statements and under the caption “Legal Matters” under “Management’s Discussion and Analysis” in the 2008 Annual Report to Shareholders is incorporated herein by reference. The 2008 Annual Report is included as Exhibit 13 to this report.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the Company are elected by the Board of Directors and generally hold office until the next annual election of officers. There are no family relationships between any executive officer and any other officer or director of the Company or any arrangement or understanding between any executive officer and any other person pursuant to which such officer was elected. The executive officers of the Company as of April 30, 2008 are as follows:

Name	Age	Position(s) Held During Past Five Years
James J. Gosa	60	Company Chairman from 2004 to present; Company Chief Executive Officer from 1996 to 2007; Company President from 1996 to August 2006

Kent B. Guichard	52	President and Chief Executive Officer from August 2007 to present; President and Chief Operating Officer from August 2006 to August 2007; Executive Vice President and Chief Operating Officer from September 2005 to August 2006; Executive Vice President from May 2004 to September 2005; Senior Vice President, Finance and Chief Financial Officer from May 1999 to April 2004

Jonathan H. Wolk	46	Vice President and Chief Financial Officer from December 2004 to present; Chief Financial Officer and Treasurer of TradeCard (a private global infrastructure provider) from March 2000 to December 2004

S. Cary Dunston	43	Senior Vice President, Manufacturing and Logistics from October 2006 to present; Vice President, Global Operations of Diamond Innovations (a private supplier of industrial diamonds) from March 2005 to September 2006; Vice President of Operations of BBA Fiber Web (a public company) from April 2003 to March 2005

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

In response to this Item, the information under “Market Information” in the 2008 Annual Report is incorporated herein by reference. The 2008 Annual Report is included as Exhibit 13 to this report.

The following table details share repurchases by the Company during the fourth quarter of fiscal 2008:

	Share Repurchases
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (000) (1)
February 1 - 29, 2008	—	$—	—	$97,619
March 1 - 31, 2008	—	$—	—	$97,619
April 1 - 30, 2008	70,777	$20.78	70,777	$96,148

Quarter ended April 30, 2008	70,777	$20.78	70,777	$96,148

(1)	On August 24, 2007, the Company announced that the Company’s Board of Directors approved the repurchase up to $100 million of the Company’s common stock. This authorization has no expiration date. In the fourth quarter of fiscal 2008, the Company repurchased 70,777 shares under this authorization. At April 30, 2008, $96.1 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.

Item 6.	SELECTED FINANCIAL DATA

In response to this Item, the information under “Five-Year Selected Financial Information” in the 2008 Annual Report to Shareholders is incorporated herein by reference. The 2008 Annual Report is included as Exhibit 13 to this report.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In response to this Item, the information under “Management’s Discussion and Analysis” in the 2008 Annual Report to Shareholders is incorporated herein by reference. The 2008 Annual Report is included as Exhibit 13 to this report.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In response to this Item, the information under the caption “Market Risks” in “Management’s Discussion and Analysis” in the 2008 Annual Report to Shareholders is incorporated herein by reference. The 2008 Annual Report is included as Exhibit 13 to this report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In response to this Item, the “Consolidated Financial Statements,” the “Notes to the Consolidated Financial Statements,” the “Report of Independent Registered Public Accounting Firm,” the “Management’s Report on Internal Control over Financial Reporting,” and the “Report of Independent Registered Public Accounting Firm,” in the 2008 Annual Report to Shareholders are incorporated herein by reference. The 2008 Annual Report is included as Exhibit 13 to this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended [the “Exchange Act”]) (“Disclosure Controls”) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these Disclosure Controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report On Internal Control Over Financial Reporting. Management’s report on internal control over financial reporting is included in the Annual Report to Shareholders for the year ended April 30, 2008, and is incorporated in this Item 9A by reference. The 2008 Annual Report to Shareholders is included as Exhibit 13 to this report.

Changes In Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, and in accordance with general Instruction G(3) of Form 10-K: (1) the information concerning the Company’s directors and compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to “Information Regarding Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, (2) the information concerning the executive officers of the Registrant is included in Part I of this report under the caption “Executive Officers of the Registrant,” (3) the information concerning the Audit Committee, including the members of the committee, and the Audit Committee financial expert is incorporated by reference to the discussion under the heading “Audit Committee” within the “Board of Directors and Committees” in the Proxy Statement, and (4) the information concerning the Code of Business Conduct and Ethics governing the Company’s Chief Executive Officer, Chief Financial Officer, Controller, and Treasurer is incorporated by reference to “Corporate Governance” in the Proxy Statement and a copy of the code can be found on the Company’s web site at www.americanwoodmark.com.

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

Equity Compensation Plans

The following table summarizes information about the Company’s equity compensation plans as of April 30, 2008:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,017,767	$29.88	1,612,930

Equity compensation plans not approved by security holders*	—	—	—

Total	2,017,767	$29.88	1,612,930

*	The Company does not have equity compensation plans that have not been approved by the Company’s security holders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following consolidated financial statements of American Woodmark Corporation are incorporated by reference to Item 8 of this report:

Consolidated Balance Sheets as of April 30, 2008 and 2007.

Consolidated Statements of Income - for each year of the three-year period ended April 30, 2008.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income - for each year of the three-year period ended April 30, 2008.

Consolidated Statements of Cash Flows - for each year of the three-year period ended April 30, 2008.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

Management’s Report on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

(a)	2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this Form 10-K:

Schedule II – Valuation of Qualifying Accounts for each year of the three-year period ended April 30, 2008.

Schedules other than the one listed above are omitted either because they are not required or are inapplicable.

(a)	3. Exhibits

Exhibit No.		Description

3.1	(a) -	Articles of Incorporation as amended effective August 12, 1987 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for quarter ended January 31, 2003; Commission File No. 000-14798).

3.1	(b) -	Articles of Amendment to the Article of Incorporation effective September 10, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed on August 31, 2004; Commission File No. 000-14798).

3.2	-	Bylaws - as amended and restated May 22, 2008 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K as filed on May 28, 2008; Commission File No. 000-14798).

4.1	-	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1, 3.2).

4.2	-	Amended and Restated Stockholders’ Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-1 for year ended April 30, 1986; Commission File No. 33-6245).

Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments that define the rights of holders of the Registrant’s long-term debt securities, where the long-term debt securities authorized under each such instrument do not exceed 10 percent of the Registrant’s total assets, have been omitted and will be furnished to the Securities and Exchange Commission upon request.

10.1	(a) -	Amended and Restated Credit $40,000,000 Financing Agreement and $10,000,000 Term Loan Facility between the Company and Bank of America, N.A. as of December 13, 2007, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 19, 2007; Commission File No. 000-14798).

10.1	(b) -	Loan agreement dated January 31, 2001, By and Between the Company and the West Virginia Economic Development Authority (incorporated by reference to Exhibit A to the Registrant’s Form 10-Q for quarter ended January 31, 2001; Commission File No. 000-14798).

10.1	(c) -	Loan agreement dated February 9, 2005, By and Between the Company and the Maryland Economic Development Corporation (incorporated by reference to Exhibit 10.1(n) to the Registrant’s Form 10-K for year ended April 30, 2005; Commission File No. 000-14798).

10.1	(d) -	First Amendment to Loan Agreement dated April 4, 2008, By and Between the Company and Maryland Economic Development Corporation as of April 4, 2008. (Filed Herewith).

10.6	(a) -	Lease, dated November 1, 1984, between the Company and Amwood Associates (incorporated by reference to Exhibit 10.6(a) to the Registrant’s Form S-1 for year ended April 30, 1986; Commission File No. 33-6245).

10.6	(b) -	Lease, dated December 15, 2000, between the Company and the Industrial Development Board of The City of Humboldt, Tennessee (incorporated by reference to Exhibit 10.6(d) to the Registrant’s Form 10-K for year ended April 30, 2001; Commission File No. 000-14798).

10.6	(c) -	Agreement of Sale, dated December 15, 2004, By and Between the Company and the Board of County Commissioners of Garrett County, Maryland (incorporated by reference to Exhibit 10.6(d) to the Registrant’s Form 10-K for year ended April 30, 2005; Commission File No. 000-14798).

10.7	(a) -	1996 Stock Option Plan (incorporated by reference to Exhibit 28 to the Registrant’s Form S-8 dated September 25, 1996; Commission File No. 333-12623).*

10.7	(b) -	1999 Stock Option Plan (incorporated by reference to Appendix B, to the Registrant’s Form DEF-14A for year ended April 30, 1999; Commission File No. 000-14798).*

10.7	(c) -	2000 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.7(f) to the Registrant’s Form 10-K for year ended April 30, 2001; Commission File No. 000-14798).*

10.7	(d) -	Shareholder Value Plan for Employees (incorporated by reference to Exhibit 10.7(g) to the Registrant’s Form 10-K for year ended April 30, 2001; Commission File No. 000-14798).*

10.7	(e) -	Shareholder Value Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.7(h) to the Registrant’s Form 10-K for year ended April 30, 2001; Commission File No. 000-14798).*

10.7	(f) -	2004 Stock Incentive Plan for Employees (incorporated by reference to Exhibit 99 to the Registrant’s Form S-8 as filed on January 31, 2005; Commission File No. 000-14798).*

10.7	(g) -	2005 Non-Employee Directors Stock Option Plan (incorporated by reference to the Registrant’s Proxy for year ended April 30, 2005; Commission File No. 000-14798).*

10.7	(h) -	Amended and Restated 2004 Stock Incentive Plan for Employees (incorporated by reference to the Registrant’s Proxy for the year ended April 30, 2006; Commission File No. 000-14798).*

10.7	(i) -	2006 Non-Employees Directors Equity Ownership Plan (incorporated by reference to the Registrant’s Proxy for the year ended April 30, 2006; Commission File No. 000-14798).*

10.8	(a) -	2001 Annual Incentive Plan for Chairman and President/CEO (incorporated by reference to Exhibit 10.8(a) to the Registrant’s Form 10-K for year ended April 30, 2001; Commission File No. 000-14798).*

10.8	(b) -	2001 Annual Incentive Plan for Senior Vice Presidents (incorporated by reference to Exhibit 10.8(b) to the Registrant’s Form 10-K for year ended April 30, 2001; Commission File No. 000-14798).*

10.8	(c) -	Management Contract - Employment Agreement for Mr. Kent B. Guichard, President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 (a) to the Registrant’s Form 8-K as filed on November 21, 2007; Commission File No. 000-14798).*

10.8	(d) -	Management Contract - Letter of Understanding for James Jake Gosa, Chairman of the Board (incorporated by reference to Exhibit 10.1 (b) to Registrant’s Form 8-K as filed on November 21, 2007; Commission File No. 000-14798).*

10.8	(e) -	Management Contract - Employment Agreement for Mr. Jonathan H. Wolk, Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.8(j) to the Registrant’s Form 10-K for year ended April 30, 2006; Commission File No. 000-14798).*

10.9	-	ISDA Master Agreement between NationsBank, N.A. and the Company dated as of May 29, 1998 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for year ended April 30, 1998; Commission File No. 000-14798).

10.10	(a) -	Loan Agreement between the Company and the West Virginia Economic Development Authority as of November 20, 1998, relating to equipment financing (incorporated by reference to Exhibit 10.10(a) to the Registrant’s Form 10-K for year ended April 30, 1999; Commission File No. 000-14798).

10.10	(b) -	Promissory Note between the Company and the West Virginia Economic Development Authority dated as of November 20, 1998 (incorporated by reference to Exhibit 10.10(b) to the Registrant’s Form 10-K for year ended April 30, 1999; Commission File No. 000-14798).

10.10	(c) -	Security Agreement between the Company and the West Virginia Economic Development Authority dated as of November 20, 1998 (incorporated by reference to Exhibit 10.10(c) to the Registrant’s Form 10-K for year ended April 30, 1999; Commission File No. 000-14798).

10.10	(d) -	Amendment of Deed of Lease between the Company and the West Virginia Economic Development Authority dated as of November 20, 1998 (incorporated by reference to Exhibit 10.10(d) to the Registrant’s Form 10-K for year ended April 30, 1999; Commission File No. 000-14798).

10.10	(e) -	Promissory Note between the Company and Amende Cabinet Corporation, a wholly owned subsidiary of the Company, dated as of July 30, 1998 (incorporated by reference to Exhibit 10.10(f) to the Registrant’s Form 10-K for year ended April 30, 1999; Commission File No. 000-14798).

10.10	(f) -	Loan Agreement between the Company and Perry, Harlan, Leslie, Brethitt Regional Industrial Authority, Inc. as of November 13, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for quarter ended January 31, 2003; Commission File No. 000-14798).

10.10	(g) -	Loan Agreement between the Company and Amende Cabinet Corporation, a wholly owned subsidiary of the Company, dated December 31, 2001 (incorporated by reference to Exhibit 10.8(k) to the Registrant’s Form 10-K for year ended April 30, 2002; Commission File No. 000-14798).

10.10	(h) -	Lease agreement between the Company and the West Virginia Economic Development Authority dated as of June 30, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for quarter ended July 31, 2004; Commission File No. 000-14798).

13	-	2008 Annual Report to Shareholders (Filed Herewith).

21	-	Subsidiary of the Company (Filed Herewith).

23.1	-	Consent of KPMG LLP, Independent Registered Public Accounting Firm (Filed Herewith).

31.1	-	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	-	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	-	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

*	Management contract or compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts

AMERICAN WOODMARK CORPORATION

(In Thousands)

Description(a)	Balance at Beginning of Period	Additions (Reductions) Charged to Cost and Expenses		Other	Deductions		Balance At End of Period
Year ended April 30, 2008:
Allowance for doubtful accounts	$1,511	$1,264		$—	$(1,477	)(b)	$1,298

Reserve for cash discounts	$965	$12,535	(c)	$—	$(12,710	)(d)	$790

Reserve for sales returns and allowances	$2,712	$10,545	(c)	$—	$(10,753)		$2,504

Year ended April 30, 2007:
Allowance for doubtful accounts	$1,096	$745		$—	$(330	)(b)	$1,511

Reserve for cash discounts	$1,225	$14,490	(c)	$—	$(14,750	)(d)	$965

Reserve for sales returns and allowances	$4,934	$9,034	(c)	$—	$(11,256)		$2,712

Year ended April 30, 2006:
Allowance for doubtful accounts	$698	$398		$—	$—	(b)	$1,096

Reserve for cash discounts	$1,100	$13,478	(c)	$—	$(13,353	)(d)	$1,225

Reserve for sales returns and allowances	$3,786	$13,888	(c)	$—	$(12,740)		$4,934

(a)	All reserves relate to accounts receivable.

(b)	Principally write-offs, net of collections.

(c)	Reduction of gross sales.

(d)	Cash discounts granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Woodmark Corporation
(Registrant)

July 10, 2008	/s/ KENT B. GUICHARD
Kent B. Guichard President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 10, 2008	/s/ KENT B. GUICHARD	July 10, 2008	/s/ CAROL B. MOERDYK
	Kent B. Guichard President and Chief Executive Officer (Principal Executive Officer) Director		Carol B. Moerdyk Director

July 10, 2008	/s/ JONATHAN H. WOLK	July 10, 2008	/s/ G. THOMAS MCKANE
	Jonathan H. Wolk Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)		G. Thomas McKane Director

July 10, 2008	/s/ JAMES J. GOSA	July 10, 2008	/s/ JAMES G. DAVIS, JR.
	James J. Gosa Chairman Director		James G. Davis, Jr. Director

July 10, 2008	/s/ WILLIAM F. BRANDT, JR.	July 10, 2008	/s/ MARTHA M. DALLY
	William F. Brandt, Jr. Director		Martha M. Dally Director

July 10, 2008	/s/ DANIEL T. HENDRIX	July 10, 2008	/s/ KENT J. HUSSEY
	Daniel T. Hendrix Director		Kent J. Hussey Director

In accordance with Securities and Exchange Commission requirements, the Company will furnish copies of all exhibits to its Form 10-K not contained herein upon receipt of a written request and payment of $.10 (10 cents) per page to:

Mr. Glenn Eanes

Vice President & Treasurer

American Woodmark Corporation

P.O. Box 1980

Winchester, Virginia 22604-8090