Form 10-Q
period 2008-07-31
AMERICAN WOODMARK CORP
filed 2008-09-02
CIK 794619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer , or a smaller reporting company.  See the definitions of "larger accelerated filer," "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (do not check if a smaller reporting company.)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	14,032,741 shares outstanding
Class	as of August 27, 2008

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	July 31, 2008	April 30, 2008
ASSETS
Current Assets
Cash and cash equivalents	$60,430	$56,932
Customer receivables, net	31,244	27,744
Inventories	43,460	46,981
Prepaid expenses and other	1,704	3,006
Deferred income taxes	8,786	8,725

Total Current Assets	145,624	143,388
Property, plant, and equipment, net	146,709	150,840
Promotional displays, net	14,203	15,506
Prepaid pension asset — non-current	2,632	2,632
Other assets	2,734	2,433

	$311,902	$314,799

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$18,510	$19,708
Accrued compensation and related expenses	20,922	21,151
Current maturities of long-term debt	853	864
Accrued marketing expenses	6,029	5,401
Other accrued expenses	10,692	8,910

Total Current Liabilities	57,006	56,034

Long-term debt, less current maturities	25,898	26,043
Deferred income taxes	6,886	8,071
Defined benefit pension and postretirement benefits liabilities	6,056	6,617
Other long-term liabilities	3,248	3,400

Shareholders’ Equity
Preferred Stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common Stock, no par value; 40,000,000 shares authorized; issued and outstanding 14,032,741 at July 31, 2008; 14,150,290 at April 30, 2008	77,464	76,409
Retained earnings	143,332	146,288
Accumulated other comprehensive loss
Defined benefit pension and postretirement plans	(7,988)	(8,063)

Total Shareholders’ Equity	212,808	214,634

	$311,902	$314,799

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

(Unaudited)

	Quarter Ended July 31
	2008	2007
Net sales	$139,153	$166,056
Cost of sales and distribution	117,093	131,747

Gross Profit	22,060	34,309
Selling and marketing expenses	15,568	20,217
General and administrative expenses	6,542	6,667

Operating Income (Loss)	(50)	7,425
Interest expense	183	191
Other income	(444)	(701)

Income Before Income Taxes	211	7,935
Income tax expense	55	2,831

Net Income	$156	$5,104

Net Income Per Share
Weighted average shares outstanding
Basic	14,069,603	14,891,331
Diluted	14,099,805	15,067,562
Net income per share
Basic	$0.01	$0.34
Diluted	$0.01	$0.34

Cash dividends per share	$0.09	$0.06

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Quarter Ended July 31
	2008	2007
Operating Activities
Net income	$156	$5,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,609	8,680
Net loss on disposal of property, plant, and equipment	99	19
Stock based compensation expense	1,198	1,388
Deferred income taxes	(1,246)	(4,656)
Tax deficit from stock-based compensation	120	26
Other non-cash items	(560)	(126)
Changes in operating assets and liabilities:
Customer receivables	(3,299)	(471)
Inventories	3,445	896
Prepaid expenses and other current assets	959	673
Accounts payable	(1,198)	(2,509)
Accrued compensation and related expenses	(229)	(2,088)
Other accrued expenses	3,048	4,018
Other	(485)	389

Net Cash Provided by Operating Activities	10,617	11,343

Investing Activities
Payments to acquire property, plant, and equipment	(1,594)	(3,314)
Proceeds from sales of property, plant, and equipment	64	—
Investment in promotional displays	(1,703)	(2,247)

Net Cash Used by Investing Activities	(3,233)	(5,561)

Financing Activities
Payments of long-term debt	(158)	(153)
Proceeds from issuance of common stock	35	480
Repurchases of common stock	(2,377)	(11,707)
Payment of dividends	(1,266)	(895)
Tax deficit from stock-based compensation	(120)	(26)

Net Cash Used by Financing Activities	(3,886)	(12,301)
Net Increase/(Decrease) In Cash And Cash Equivalents	3,498	(6,519)
Cash And Cash Equivalents, Beginning of Period	56,932	58,125

Cash And Cash Equivalents, End of Period	$60,430	$51,606

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ending April 30, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended April 30, 2008.

NOTE B—NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The FASB, on February 12, 2008, issued FASB Staff Position ("FSP") FAS 157-2. This FSP permits a delay in the effective date of  SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on the financial statements on a recurring basis (at least annually). On February 14, 2008, the FASB issued FSP FAS 157-1 to exclude SFAS No. 13, "Accounting for Leases" and its related interpretive accounting pronouncements from the scope of SFAS 157.  SFAS 157 was adopted on May 1, 2008 for financial assets and financial liabilities. The implementation of SFAS 157, as it relates to the Company’s financial assets and financial liabilities, did not have a material effect on the Company’s results of operations or financial position. The Company is currently evaluating the expected impact, if any, on its non-financial assets and non-financial liabilities.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to expand the use of fair value measurements in accounting for financial instruments. SFAS 159 was adopted on May 1, 2008. The Company did not elect the fair-value option for existing assets or liabilities upon adoption. Therefore, there was no impact of the provisions of SFAS 159 on the Company’s results of operations or its financial position.

In December 2007, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") (revised 2007) ("SFAS 141R") and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"), an amendment of ARB No. 51. SFAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, SFAS 141R also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs. Under SFAS 160, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions. SFAS 141R and SFAS 160 are both effective for the Company beginning May 1, 2009.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"), an amendment to FASB Statement No. 133. SFAS 161 is intended to improve financial reporting by requiring enhanced disclosures for derivative instruments and hedging activities to enable investors to better understand how derivative instruments are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and their effects on an entity's financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning May 1, 2009. The adoption of SFAS 161 is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE C—COMPREHENSIVE INCOME

The Company's comprehensive income was $0.2 million and $5.3 million for the quarters ended July 31, 2008 and 2007, respectively. Comprehensive income differs from net income due to the changes in the Company's pension and postretirement benefits liability.

NOTE D—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended July 31
(in thousands, except per share amounts)	2008	2007
Numerator used for both basic and diluted earnings per share:
Net income	$156	$5,104
Denominator:
Denominator for basic earnings per share-weighted average shares	14,070	14,891
Effect of dilutive securities:
Stock options	30	177

Denominator for diluted earnings per share-weighted average shares and assumed conversions	14,100	15,068

Net income per share
Basic	$0.01	$0.34
Diluted	$0.01	$0.34

NOTE E—STOCK-BASED COMPENSATION

The Company has various stock compensation plans. During the quarter ended July 31, 2008, the Board of Directors of the Company approved grants of non-statutory stock options to key employees totaling 412,600 shares of the Company’s common stock with a weighted average exercise price of $23.90 per share. The options vest evenly over a three-year period and have a ten-year contractual term.

Total compensation expense related to stock-based awards during the quarters ended July 31, 2008 and 2007, was $1.2 million and $1.4 million, respectively. For the quarters ended July 31, 2008 and 2007, stock-based compensation expense was allocated as follows:

	Quarter Ended July 31
(in thousands)	2008	2007
Cost of sales and distribution	$276	$315
Selling and marketing expenses	299	323
General and administrative expenses	623	750

Stock-based compensation expense, before income taxes	$1,198	$1,388
Less: Income tax benefit	467	542

Total stock-based compensation expense, net of taxes	$731	$846

As of July 31, 2008, there was $8.7 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s stock-based compensation plans. That expense is expected to be recognized over a weighted average period of 2.1 years.

Cash received from option exercises for the three months ended July 31, 2008 and 2007 was $32,000 and $0.5 million, respectively. The actual tax benefit recognized as additional paid-in capital for exercises of stock option awards during the three months ended July 31, 2008 and 2007 was $3,000 and $25,000, respectively.

NOTE F—CUSTOMER RECEIVABLES

The components of customer receivables were:

(in thousands)	July 31, 2008	April 30, 2008
Gross customer receivables	$35,635	$32,336
Less:
Allowance for doubtful accounts	(1,342)	(1,298)
Allowances for returns and discounts	(3,049)	(3,294)

Net customer receivables	$31,244	$27,744

NOTE G—INVENTORIES

The components of inventories were:

(in thousands)	July 31, 2008	April 30, 2008
Raw materials	$12,780	$13,062
Work-in-process	32,636	35,185
Finished goods	10,731	11,440

Total FIFO inventories	$56,147	$59,687
Reserve to adjust inventories to LIFO value	(12,687)	(12,706)

Total LIFO inventories	$43,460	$46,981

For the three-month periods ended July 31, 2008 and 2007, after tax earnings were increased by $43,000 and $11,000 as a result of liquidation of LIFO-based inventories. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on managements estimates of expected year-end inventory levels and costs. Since these items are estimated, interim results are subject to the final year-end LIFO inventory valuation.

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

The following is a reconciliation of the Company’s warranty liability:

	Quarter Ended July 31,
(in thousands)	2008	2007
Beginning balance at May 1	$2,428	$3,105
Accrual	2,308	3,143
Settlements	(2,415)	(3,417)

Ending balance at July 31	$2,321	$2,831

NOTE I—CASH FLOW

Supplemental disclosures of cash flow information:

	Quarter Ended July 31,
(in thousands)	2008	2007
Cash paid during the period for:
Interest	$157	$218
Income taxes	$—	$—

NOTE J—PENSION BENEFITS

Net periodic pension cost consisted of the following for the three months ended July 31, 2008 and 2007:

	Quarter Ended July 31
(in thousands)	2008	2007
Service cost	$1,107	$1,392
Interest cost	1,333	1,211
Expected return on plan assets	(1,531)	(1,401)
Amortization of net loss	78	257
Amortization of prior service cost	32	37

Net pension cost	$1,019	$1,496

Employer Contributions

The Company previously disclosed in its consolidated financial statements for the year ended April 30, 2008, that it expected to contribute $6.6 million to its pension plan in fiscal 2009. As of July 31, 2008, $1.5 million of contributions have been made. The Company presently anticipates contributing an additional $4.0 million to fund its pension plan in fiscal 2009 for a total of $5.5 million.

NOTE K—RESTRUCTURING CHARGES

In January, 2008, the Company committed to closing its smallest manufacturing plant, which is located in Minnesota. This initiative impacted approximately 80 employees. This decision was made to improve alignment within the Company’s manufacturing operations and improve efficiency. The Company expects to incur total pre-tax exit costs of $1.3 million related to this shut-down initiative, including severance and separation costs of $0.6 million and $0.7 million for equipment and facilities-related expenses. During fiscal 2008, the Company recognized $0.9 million of these costs. During the three months ended July 31, 2008, the Company recognized $0.2 million of equipment and facilities-related expenses and $0.1 million of separation costs in cost of sales and distribution. The Company expects to incur the remaining costs related to the closure of the Minnesota plant during the second quarter of fiscal 2009. The Minnesota plant is being marketed for sale by the Company and the plants net book value of $1.4 million, which the Company believes is fully recoverable, is classified as Other Assets at July 31, 2008.

NOTE  L—OTHER INFORMATION

The Company is involved in suits and claims in the normal course of business, including product liability and general liability claims, in addition to claims pending before the EEOC. On at least a quarterly basis, the Company consults with its legal counsel to ascertain the reasonable likelihood that such claims may result in a loss. As required by SFAS No. 5, "Accounting for Contingencies" ("SFAS 5"), the Company categorizes the various suits and claims into three categories according to their likelihood for resulting in potential loss; those that are probable (i.e., more likely than not), those that are reasonably possible, and those that are deemed to be remote. The Company accounts for these loss contingencies in accordance with SFAS 5. Where losses are deemed to be probable and estimable, accruals are made. Where losses are deemed to be reasonably possible or remote, a range of loss estimates is determined. Where no loss estimate range can be made, the Company and its counsel perform a worst case estimate. In determining these loss range estimates, the Company considers known values of similar claims and consultation with independent counsel.

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible were not material as of July 31, 2008.

NOTE  M—SUBSEQUENT EVENTS

On August 21, 2008, the Board of Directors approved a $.09 per share cash dividend on its common stock. The cash dividend will be paid on September 22, 2008, to shareholders of record on September 8, 2008.

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to the condensed consolidated financial statements, both of which are included in Part I, Item 1 of this report. The Company’s critical accounting policies are included in the Company’s 2008 Annual Report, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended April 30, 2008.

Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by words such as "anticipate," "estimate,"  "forecast," "expect," "believe," "should," "could," "would," "plan," "may" or other similar words. Forward-looking statements contained in this repot, including in Management's Discussion and Analysis are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements. In addition, the Company participates in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings or a deterioration in financial condition. These include (1) overall industry demand at reduced levels, (2) economic weakness in a specific channel of distribution, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, (5) a dramatic increase to the cost of diesel fuel and/or transportation related services, (6) the need to respond to price or product initiatives launched by a competitor, (7) the Company’s ability to successfully implement initiatives related to increasing market share, new products, maintaining and increasing its sales force and new product displays, and (8) sales growth at a rate that outpaces the Company’s ability to install new capacity. While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a materially adverse impact on its operating results and financial condition.

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent dealers and distributors. At July 31, 2008, the Company operated 14 manufacturing facilities and 9 service centers across the country.

The three-month period ending July 31, 2008 was the Company’s first quarter of its fiscal year that ends on April 30, 2009 (fiscal 2009). During the first quarter of fiscal 2009, the Company experienced a continuation of difficult housing market conditions that began during the Company’s 2007 fiscal year. During the first quarter of fiscal 2009, the market for remodeling and new construction spending experienced lower sales than in the prior year. In new construction, housing starts were down 31% on a calendar year-to-date basis through July 2008. In remodeling, indicators such as the year-to-date sales of existing homes were down 20%. The Company believes the housing environment is underpinned by sound long-term macro-economic and demographic fundamentals, but these factors are overshadowed by the combined impacts of inventory overhang, falling home prices and the continuing credit crunch. The Company believes these factors, and their associated media coverage, have contributed to a reduced ability and desire for buyers to obtain mortgage financing. Accordingly, the Company expects the outlook for the housing economy will remain uncertain until the credit crunch is resolved and housing prices have stabilized.

Despite the present housing market downturn, the Company believes that the long-term fundamentals for the American housing industry remain strong, based upon economic growth, relatively low interest rates, continued population growth, and other favorable demographic trends. Based upon this belief, the Company has continued to maintain its strategy of investing to improve its operations and its capabilities to best service its customers. The Company remains focused on continuing to gain market share and has continued to invest in developing and launching new products, maintaining its sales force, and its product displays and related marketing collateral deployed with its customers.

The short-term outlook for the new construction market continues to be negative, as most of the Company’s builder customers continue to focus more on reducing their costs and inventories of unsold homes than on their construction activities. Reinforcing this short-term outlook, large builders continue to report limited to no visibility as to when an improvement in their sales order rates will occur, and builder confidence, according to the NAHB/ Wells Fargo Housing Market Index, stands at record low levels.

The Company believes that it continued to gain market share through fiscal 2008 and during the first quarter of fiscal 2009. The Company’s remodeling sales declined nearly 16% during the first three months of fiscal 2009 as compared with the corresponding period of fiscal 2008, driven entirely by reduced market performance in its product category. The Company believes that the magnitude of this decline was lower than the sales declines experienced by its remodeling customers. The Company’s new construction sales for the same period also declined by approximately 16% as compared with the comparable period of fiscal 2008, less than the markets 31% reduction in housing starts.

The Company’s 15.9% gross margin rate for the first quarter of fiscal 2009 was down 4.8% from the 20.7% gross margin earned in the first quarter of fiscal 2008. The reduction in the Company’s gross margin rate was driven by inefficiencies in overhead and freight costs that were driven by lower sales volumes, as well as the impact of rising fuel prices upon freight and materials costs.

The Company regularly assesses its long-lived assets to determine if any impairment has occurred. Although the direction of the housing market and its resultant impact upon the Company’s performance is not presently positive, the Company continues to believe that  the long-term fundamentals for the American housing industry, referred to above, support a growing and vibrant housing economy in the future. Accordingly, the Company does not believe that its long-lived assets pertaining to its 14 manufacturing plants or any of its other long-lived assets were impaired as of July 31, 2008.

Net income for the first quarter of fiscal 2009 was $0.2 million, compared with $5.1 million during the first quarter of fiscal 2008.

Results of Operations

	Quarter Ended July 31
(in thousands)	2008	2007	Percent Change
Net Sales	$139,153	$166,056	(16.2%)
Gross Profit	22,060	34,309	(35.7%)
Selling and Marketing Expenses	15,568	20,217	(23.0%)
General and Administrative Expenses	6,542	6,667	(1.9%)
Interest Expense	183	191	(4.2%)

Net Sales.  Net sales were $139.2 million for the first quarter of fiscal 2009, a decrease of 16% as compared with the first quarter of fiscal 2008. Overall unit volume for the three-month period ended July 31, 2008 decreased by 17%. Average revenue per unit was up 0.8% during the three-month period ended July 31, 2008 compared to the same period in the prior year.

Gross Profit.  Gross profit margin for the first quarter of fiscal 2009 was 15.9%, as compared with 20.7% for the same period of fiscal 2008. Overhead and freight costs increased by a combined 4.6% of sales in the first quarter of fiscal 2009 as compared with the comparable prior year period, driven by the impact of lower sales volumes, as well as rising fuel prices that have increased freight and materials costs.

Selling and Marketing Expenses.  Selling and Marketing expenses were 11.2% of sales in the first quarter of fiscal 2009, down from 12.2% in the first quarter of the prior year, as a 23% reduction in costs more than offset the 16% sales decline. The reduction in sales and marketing costs resulted from careful management of the Company’s spending, focusing on reducing costs that are not essential to servicing the Company’s customers or maintaining its customer touch points, which remain central to the Company’s strategy of protecting its customer relationships and continuing to gain market share. Cost reductions in the first quarter of fiscal 2009 occurred across several categories of spending, including reducing headcount, employee benefit costs, and volume-driven costs such as sales commissions, sales promotions, and model home installations.

General and Administrative Expenses.  General and Administrative expenses were 4.7% of sales in the first quarter of fiscal 2009, compared with 4.0% of sales in the first quarter of the prior year. The increased percentage over the prior year reflected both the absence of a credit of $0.5 million in bad debts expense that occurred in the prior year's first quarter, as well as the impact of the sales decline which occurred in the first quarter of fiscal 2009. As of July 31, 2008, the Company had receivables from customers with a higher perceived level of risk aggregating $1.7 million, of which $1.3 million had been reserved for potential uncollectibility.

Interest Expense.  Interest expense for the first quarter of fiscal 2009 was $183,000, which represented a small decline from the comparable period of fiscal 2008.

Effective Income Tax Rates. The Company’s effective income tax rate for the first quarter of fiscal year 2009 was 26.0%, as compared with 35.7% for the comparable period of fiscal 2008. The decline was primarily the result of an increase in the ratio of tax credits and non-taxable interest income to income before income taxes in the first quarter of fiscal 2009.

Outlook.  The Company expects the continuing impact of tighter credit conditions and falling real estate prices will cause the remodeling and new construction markets to remain subdued until these conditions are resolved. The Company expects that it will continue to gain market share throughout fiscal 2009, causing its sales to decline at a lower rate than the overall market.

LIQUIDITY AND CAPITAL RESOURCES

On July 31, 2008, the Company’s cash and cash equivalents totaled $60.4 million, up from $56.9 million at April 30, 2008. At July 31, 2008, total short-term and long-term debt was $26.8 million, nearly unchanged from its balance at April 30, 2008. The Company’s ratio of long-term debt to total capital was 10.8% both April 30, 2008 and July 31, 2008.

The Company’s main source of liquidity is cash generated from operating activities.

Cash provided by operating activities in the first three months of fiscal 2009 was $10.6 million, compared with $11.3 million in the comparable period of fiscal 2008. The reduction in cash provided from operations was primarily attributable to a decrease in net income of $5.0 million, offset by improvements related to deferred taxes, inventory, and accrued compensation.

The Company’s primary investing activities are capital expenditures and investments in promotional displays. Net cash used by investing activities in the first three months of fiscal 2009 was $3.2 million, slightly lower than the Company’s capital spending levels for fiscal year 2008, and primarily representing capitalized improvements of property, plant, and equipment. Property, plant, and equipment additions made in both periods did not reflect any new plant construction activities. The Company expects its investments in capital expenditures and promotional displays for fiscal 2009 will be consistent with the total invested in fiscal 2008.

During the first three months of fiscal 2009, net cash used by financing activities was $3.9 million, compared with net cash used in the comparable period of fiscal 2008 of $12.3 million. The primary use of cash in both periods was to return cash to the Company’s shareholders in the form of stock repurchases of $2.4 and $11.7 million in the first three months of fiscal 2009 and 2008, respectively, and dividends in the amount of $1.3 and $0.9 million, respectively.

The Company repurchased $2.4 million of its common stock during the first three months of fiscal 2009 and had $93.3 million of remaining stock repurchases authorized by its Board of Directors as of July 31, 2008. See Part II, Item 2 for a table summarizing stock repurchases in the quarter ended July 31, 2008, and the approximate dollar value of shares that may be repurchased under the program.

Cash flow from operations combined with accumulated cash on hand and available borrowing capacity on the Company’s $40 million line of credit is expected to be more than sufficient to meet forecasted working capital requirements, service existing debt obligations, and fund capital expenditures for the remainder of fiscal 2009.

The timing of the Company’s contractual obligations as of April 30, 2008 is summarized in the table below.

	FISCAL YEARS ENDING APRIL 30
(in thousands)	Total Amounts	2009	2010–2011	2012–2013	2014 and Thereafter
Term credit facility	$10,000	$—	$—	$10,000	$—
Economic development loans	2,234	—	—	—	2,234
Term loans	5,495	381	756	828	3,530
Capital lease obligations	9,178	483	996	1,035	6,664
Interest on long-term debt(a)	4,609	730	1,396	1,174	1,309
Operating lease obligations	20,066	4,400	6,528	3,558	5,580
Pension contributions (b)	31,433	6,560	12,164	12,709	—

Total	$83,015	$12,554	$21,840	$29,304	$19,317

(a)	Interest commitments under interest bearing debt consists of interest under the Company’s primary loan agreement and other term loans and capitalized lease agreements. The Company’s term credit facility includes a $10 million term note that bears a variable interest rate determined by the London Interbank Offered Rate (LIBOR) plus a spread of .50%. Interest under other term loans and capitalized lease agreements is fixed at rates between 2% and 6%. Interest commitments under interest bearing debt for the Company’s term credit facility is at LIBOR plus the spread as of April 30, 2008, throughout the remaining term of the agreement.

(b)	The estimated cost of the Company’s two defined benefit pension plans are determined annually based upon the discount rate and other assumptions at fiscal year end. Future pension funding contributions beyond 2013 have not been determined at this time. Expected contributions for the Company's two defined benefit pension plans were reduced to $5.5 million subsequent to April 30, 2008.

Dividends Declared

On August 21, 2008, the Board of Directors approved a $.09 per share cash dividend on its common stock. The cash dividend will be paid on September 22, 2008 to shareholders of record on September 8, 2008.

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

Critical Accounting Policies

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to the Company’s critical accounting policies as disclosed in the Company’s 2008 Annual Report, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

Item 3.	Quantitative and Qualitative Disclosures of Market Risk

As of July 31, 2008, the Company had a $10 million term loan which bears interest at the London InterBank Offered Rate (LIBOR) (3.02% at July 31, 2008) plus a spread (.50% at July 31, 2008) based on the ratio of total funded indebtedness to earnings before deduction of interest and taxes, plus depreciation, amortization and non-cash employee compensation (consolidated EBITDA). All other borrowings of the Company carry a fixed interest rate between 2% and 6%. See additional disclosures regarding market risk under Item 7A "Quantitative and Qualitative Disclosures of Market Risk" in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

Item 4.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 31, 2008. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the design and operating effectiveness of the Company's disclosure controls and procedures are effective and that there have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the business. The Company does not have any litigation that does not constitute ordinary, routine litigation to its business.

Item 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in the Company's 10-K for the year ended April 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock in the quarter ended July 31, 2008:

	Share Repurchases
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (1) (000's)
May 1 - 31, 2008	81,144	$20.26	81,144	$94,504
June 1 - 30, 2008	—	—	—	$94,504
July 1 - 31, 2008	55,070	$21.02	55,070	$93,347

Quarter ended July 31, 2008	136,214	$20.57	136,214	$93,347

(1)	On August 24, 2007, the Company announced that the Company’s Board of Directors approved the repurchase up to $100 million of the Company's common stock. This authorization has no expiration date. In the first quarter of fiscal 2009, the Company repurchased 136,214 shares under this authorization. At July 31, 2008, $93.3 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of American Woodmark Corporation held on August 21, 2008, the holders of 12,215,194 of the total 14,070,946 shares of common stock outstanding and eligible to vote duly executed and delivered valid proxies. The shareholders approved the three items outlined within the Company’s Proxy Statement that was solicited to shareholders and reported to the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

The following items were approved at the Company’s Annual Meeting:

	Votes	Votes	Votes	Votes
	"FOR"	"AGAINST"	"ABSTAINED"	"NON-VOTES"

1. Election of the Board of Directors:
William F. Brandt, Jr.	12,204,307	10,887	—	—
Martha M. Dally	12,180,898	34,296	—	—
James G. Davis, Jr.	11,488,982	726,212	—	—
James J. Gosa	12,204,083	11,111	—	—
Kent B. Guichard	12,204,308	10,886	—	—
Daniel T. Hendrix	12,202,369	12,825	—	—
Kent J. Hussey	12,205,053	10,141	—	—
G. Thomas McKane	12,205,769	9,425	—	—
Carol B. Moerdyk	12,204,768	10,426	—	—

2. Ratification of Selection of Independent
Registered Public Accounting Firm	12,186,931	19,959	8,304	—

3. Consideration and vote upon the Amended and Restated
1996 Shareholder Value Plan for Employees	11,590,591	23,824	5,990	594,789

As the members of the Board of Directors were elected individually, the aforementioned tallies pertaining to re-election represent a range of affirmative and negative votes. All of the directors of the Board stood for re-election. There were no other directors whose term of office continued after the meeting.

Item 6.	Exhibits

3.1	(a)	Articles of Incorporation as amended effective August 12, 1987 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for quarter ended January 31, 2003; Commission File No. 000-14798).

3.1	(b)	Articles of Amendment to the Articles of Incorporation effective September 10, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed on August 31, 2004; Commission File No. 000-14798).

3.2		Bylaws – as amended and restated May 22, 2008 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K as filed on May 28, 2008; Commission File No. 000-14798).

10.7		Amended and Restated Shareholder Value Plan for Employees (incorporated by reference to Appendix A, to the Registrant’s Form DEF-14A as filed on July 10, 2008; Commission File No. 000-14798).*

31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1		Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION (Registrant)

/s/ Jonathan H. Wolk
Jonathan H. Wolk Vice President and Chief Financial Officer

Date: September 2, 2008 Signing on behalf of the registrant and as principal financial and accounting officer

EXHIBIT INDEX

Exhibit Number		Description

3.1	(a)	Articles of Incorporation as amended effective August 12, 1987 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for quarter ended January 31, 2003; Commission File No. 000-14798).

3.1	(b)	Articles of Amendment to the Articles of Incorporation effective September 10, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed on August 31, 2004; Commission File No. 000-14798).

3.2		Bylaws – as amended and restated May 22, 2008 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K as filed on May 28, 2008; Commission File No. 000-14798).

10.7		Amended and Restated Shareholder Value Plan for Employees (incorporated by reference to Appendix A, to the Registrant’s Form DEF-14A as filed on July 10, 2008; Commission File No. 000-14798).*

31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1		Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).