Form 10-Q
period 2008-10-31
AMERICAN WOODMARK CORP
filed 2008-12-03
CIK 794619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	14,048,994 shares outstanding
Class	as of November 28, 2008

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	October 31, 2008	April 30, 2008
ASSETS
Current Assets
Cash and cash equivalents	$61,055	$56,932
Customer receivables, net	32,200	27,744
Inventories	41,236	46,981
Prepaid expenses and other	1,715	3,006
Deferred income taxes	8,473	8,725
Total Current Assets	144,679	143,388

Property, plant, and equipment, net	141,960	150,840
Promotional displays, net	14,217	15,506
Prepaid pension asset - non-current	2,903	2,632
Other assets	2,925	2,433
	$306,684	$314,799

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$16,253	$19,708
Accrued compensation and related expenses	19,114	21,151
Current maturities of long-term debt	841	864
Accrued marketing expenses	7,365	5,401
Other accrued expenses	10,281	8,910
Total Current Liabilities	53,854	56,034

Long-term debt, less current maturities	25,751	26,043
Deferred income taxes	5,963	8,071
Defined benefit pension and postretirement benefits liabilities	5,640	6,617
Other long-term liabilities	3,097	3,400

Shareholders’ Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding 14,029,941 shares at October 31, 2008; 14,150,290 shares at April 30, 2008	78,734	76,409
Retained earnings	141,526	146,288
Accumulated other comprehensive loss
Defined benefit pension and postretirement plans	(7,881)	(8,063)

Total Shareholders’ Equity	212,379	214,634
	$306,684	$314,799

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)

(Unaudited)

	Three Months Ended October 31		Six Months Ended October 31
	2008	2007	2008	2007
				$
Net Sales	$134,939	$160,231	$274,092		$326,287
Cost of sales and distribution	115,471	132,522	232,564		264,269
Gross Profit	19,468	27,709	41,528		62,018

Selling and marketing expenses	15,122	18,525	30,691		38,743
General and administrative expenses	5,435	7,859	11,976		14,526
Operating Income (Loss)	(1,089)	1,325	(1,139)		8,749

Interest expense	192	192	375		383
Other income	(520)	(541)	(964)		(1,243)
Income (Loss) Before Income Taxes	(761)	1,674	(550)		9,609

Income tax expense (benefit)	(280)	522	(226)		3,353

Net Income (Loss)	$(481)	$1,152	$(324)		$6,256

Earnings Per Share

Weighted average shares outstanding
Basic	14,031,376	14,249,950	14,050,490		14,659,380
Diluted	14,031,376	14,483,283	14,050,490		14,774,162

Net income (loss) per share
Basic	$(0.03)	$0.08	$(0.02)		$0.43
Diluted	$(0.03)	$0.08	$(0.02)		$0.42

Cash dividends per share	$0.09	$0.09	$0.18		$0.15

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended October 31
	2008	2007

Operating Activities
Net income (loss)	$(324)	$6,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,222	17,420
Net loss on disposal of property, plant, and equipment	116	23
Stock-based compensation expense	2,460	2,744
Deferred income taxes	(1,856)	(6,755)
Tax deficit from stock-based compensation	151	486
Other non-cash items	(1,289)	2,112
Changes in operating assets and liabilities:
Customer receivables	(4,470)	(2,156)
Inventories	5,546	2,333
Prepaid expenses and other current assets	620	977
Accounts payable	(3,455)	(4,717)
Accrued compensation and related expenses	(2,037)	(2,075)
Other accrued expenses	4,280	1,819
Other	(458)	333
Net Cash Provided by Operating Activities	16,506	18,800

Investing Activities
Payments to acquire property, plant, and equipment	(2,410)	(5,034)
Proceeds from sales of property, plant, and equipment	64	--
Investment in promotional displays	(4,644)	(5,609)
Net Cash Used by Investing Activities	(6,990)	(10,643)

Financing Activities
Payments of long-term debt	(316)	(307)
Proceeds from issuance of common stock	60	870
Repurchases of common stock	(2,457)	(17,964)
Payment of dividends	(2,529)	(2,193)
Tax deficit from stock-based compensation	(151)	(486)

Net Cash Used by Financing Activities	(5,393)	(20,080)

Net Increase/(Decrease) In Cash And Cash Equivalents	4,123	(11,923)

Cash And Cash Equivalents, Beginning of Period	56,932	58,125

Cash And Cash Equivalents, End of Period	$61,055	$46,202

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ended April 30, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended April 30, 2008.

NOTE B—NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The FASB, on February 12, 2008, issued FASB Staff Position (“FSP”) FAS 157-2. This FSP permits a delay in the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on the financial statements on a recurring basis (at least annually). On February 14, 2008, the FASB issued FSP FAS 157-1 to exclude SFAS No. 13, “Accounting for Leases” and its related interpretive accounting pronouncements from the scope of SFAS 157. SFAS 157 was adopted by the Company on May 1, 2008 for financial assets and financial liabilities. The adoption of SFAS 157, as it relates to the Company’s financial assets and financial liabilities, did not have a material effect on the Company’s results of operations or financial position. The Company is currently evaluating the expected impact, if any, on its non-financial assets and non-financial liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Options for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to expand the use of fair value measurements in accounting for financial instruments. SFAS 159 was adopted by the Company on May 1, 2008. The Company did not elect the fair-value option for existing assets or liabilities upon adoption. Therefore, there was no impact of the provisions of SFAS 159 on the Company’s results of operations or its financial position.

In December 2007, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”) (revised 2007) (“SFAS 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of ARB No. 51. SFAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, SFAS 141R also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs. Under SFAS 160, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions. SFAS 141R and SFAS 160 are both effective for the Company beginning May 1, 2009. The adoption of these pronouncements is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment to FASB Statement No. 133. SFAS 161 is intended to improve financial reporting by requiring enhanced disclosures for derivative instruments and hedging activities to enable investors to better understand how derivative instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning May 1, 2009. The adoption of SFAS 161 is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE C—COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) was $(0.4) million and $(0.1) million for the three months and six months ended October 31, 2008, respectively, and $1.3 million and $6.6 million for the three months and six months ended October 31, 2007, respectively. Comprehensive income (loss) differs from net income (loss) due to the changes in the pension and postretirement benefits liability.

NOTE D—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended October 31		Six Months Ended October 31
	2008	2007	2008	2007
(in thousands, except per share amounts)
Numerator used for both basic and diluted earning per share:
Net income (loss)	$(481)	$1,152	$(324)	$6,256

Denominator:
Denominator for basic earnings per share-weighted average shares	14,031	14,430	14,050	14,659

Effect of dilutive securities:
Stock options	--	53	--	115

Denominator for dilutive earning per share-weighted average shares and assumed conversions	14,031	14,483	14,050	14,774

Net income (loss) per share
Basic	$(0.03)	$0.08	$(0.02)	$0.43
Diluted	$(0.03)	$0.08	$(0.02)	$0.42

Dilutive securities have not been considered in the calculation of net income (loss) per share for the three month and six months ended October 31, 2008 as the effect would be anti-dilutive.

NOTE E—STOCK-BASED COMPENSATION

The Company has various stock compensation plans. During the quarter ended October 31, 2008, the Company granted 35,000 non-statutory stock options to non-employee directors with a weighted average exercise price of $22.77 and weighted average fair value of $11.58. During the six months ended October 31, 2008, the Company granted 447,600 non-statutory stock options to key employees and to non-employee directors with a weighted average exercise price of $23.82 and weighted average fair value of $12.07. The options granted for the three and six month periods ending October 31, 2008 vest evenly over a three-year period and have ten year contractual terms.

Total compensation expense related to stock-based awards during the three-month periods ended October 31, 2008 and 2007 was $1.3 million and $1.4 million, respectively, and for the six-month periods ended October 31, 2008 and 2007 was $2.5 million and $2.7 million, respectively. For the three-month and six-month periods ended October 31, 2008 and 2007, stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended October 31		Six Months Ended October 31
	2008	2007	2008	2007

Cost of sales and distribution	$293	$297	$569	$614
Selling and marketing expenses	318	311	617	631
General and administrative expenses	651	748	1,274	1,499
Stock-based compensation expense, before income taxes	1,262	1,356	2,460	2,744
Less:
Income tax benefit	492	535	959	1,077

Total stock-based compensation expense, net of taxes	$770	$821	$1,501	$1,667

As of October 31, 2008, there was $7.7 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s stock-based compensation plans. That expense is expected to be recognized over a weighted average period of 2.0 years.

Cash received from option exercises for the six months ended October 31, 2008 and 2007 was $54,000 and $0.8 million, respectively.

NOTE F—CUSTOMER RECEIVABLES

The components of customer receivables were:

	October 31, 2008	April 30, 2008
(in thousands)
Gross customer receivables	$35,718	$32,336
Less:
Allowance for doubtful accounts	(512)	(1,298)
Allowances for returns and discounts	(3,006)	(3,294)

Net customer receivables	$32,200	$27,744

NOTE G—INVENTORIES

The components of inventories were:

	October 31, 2008	April 30, 2008
(in thousands)
Raw materials	$12,066	$13,062
Work-in-process	31,101	35,185
Finished goods	10,834	11,440

Total FIFO inventories	$54,001	$59,687

Reserve to adjust inventories to LIFO value	(12,765)	(12,706)

Total LIFO inventories	$41,236	$46,981

For the six-month periods ended October 31, 2008 and 2007, after tax earnings were increased by $87,000 and $22,000 as a result of liquidation of LIFO based inventories. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Since these items are estimated, interim results are subject to the final year-end LIFO inventory valuation.

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

The following is a reconciliation of the Company’s warranty liability:

	Six Months Ended October 31,
(in thousands)	2008	2007
Beginning balance at May 1	$2,428	$3,105
Accrual	4,381	6,164
Settlements	(4,587)	(6,595)

Ending balance at October 31	$2,222	$2,674

NOTE I—CASH FLOW

Supplemental disclosures of cash flow information:

	Six Months Ended October 31,
(in thousands)	2008	2007
Cash paid during the period for:
Interest	$324	$440
Income taxes	$306	$5,082

NOTE J—PENSION BENEFITS

Net periodic pension cost consisted of the following for the three months and six months ended October 31, 2008 and 2007.

	Three Months Ended October 31		Six Months Ended October 31
	2008	2007	2008	2007
in thousands)
Service cost	$1,107	$1,392	$2,214	$2,784
Interest cost	1,333	1,211	2,665	2,421
Expected return on plan assets	(1,531)	(1,401)	(3,062)	(2,802)
Amortization of net loss	78	257	157	515
Amortization of prior service cost	32	37	65	74

Net periodic pension cost	$1,019	$1,496	$2,039	$2,992

The Company previously disclosed in its consolidated financial statements for the year ended April 30, 2008, that it expected to contribute $6.6 million to its pension plan in fiscal 2009. As of October 31, 2008, $2.5 million of contributions have been made. The Company presently anticipates contributing an additional $3.1 million to fund its pension plan in fiscal 2009 for a total of $5.6 million.

During the quarter ended October 31, 2008, the Company settled its retiree medical benefits plan and recognized a $608,000 gain on settlement of the plan. The gain was recorded as a reduction of general and administrative expenses.

NOTE K—RESTRUCTURING CHARGES

In January, 2008, the Company committed to closing its smallest manufacturing plant, which is located in Minnesota. This initiative impacted approximately 80 employees. This decision was made to improve alignment within the Company’s manufacturing operations and improve efficiency. The Company expects to incur total pre-tax exit costs of $1.3 million related to this shut-down initiative, including severance and separation costs of $0.6 million and $0.7 million for equipment and facilities-related expenses. During fiscal 2008, the Company recognized $0.9 million of these costs. During the six months ended October 31, 2008, the Company recognized $0.3 million of equipment and facilities-related expenses in cost of sales and distribution. The Minnesota plant is being marketed for sale by the Company and the plant’s net book value of $1.4 million, which the Company believes is fully recoverable, is classified as Other assets at October 31, 2008.

NOTE L—OTHER INFORMATION

The Company is involved in suits and claims in the normal course of business, including product liability and general liability claims, in addition to claims pending before the EEOC. On at least a quarterly basis, the Company consults with its legal counsel to ascertain the reasonable likelihood that such claims may result in a loss. As required by SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), the Company categorizes the various suits and claims into three categories according to their likelihood for resulting in potential loss; those that are probable (i.e., more likely than not), those that are reasonably possible, and those that are deemed to be remote. The Company accounts for these loss contingencies in accordance with SFAS 5. Where losses are deemed to be probable and estimable, accruals are made. Where losses are deemed to be reasonably possible or remote, a range of loss estimates is determined. Where no loss estimate range can be made, the Company and its counsel perform a worst case estimate. In determining these loss range estimates, the Company considers known values of similar claims and consultation with independent counsel.

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible were not material as of October 31, 2008.

NOTE M—SUBSEQUENT EVENTS

On November 20, 2008, the Board of Directors approved a $.09 per share cash dividend on its common stock. The cash dividend will be paid on December 22, 2008, to shareholders of record on December 8, 2008.

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

Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “would,” “plan,” “may” or other similar words. Forward-looking statements contained in this report, including in Management’s Discussion and Analysis, are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements. In addition, the Company participates in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings or deterioration in financial condition. These include (1) overall industry demand at reduced levels, (2) economic weakness in a specific channel of distribution, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, (5) a dramatic increase to the cost of diesel fuel and/or transportation related services, (6) the need to respond to price or product initiatives launched by a competitor, (7) the Company’s ability to successfully implement initiatives related to increasing market share, new products, maintaining and increasing its sales force and new product displays, and (8) sales growth at a rate that outpaces the Company’s ability to install new capacity. While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a materially adverse impact on its operating results and financial condition.

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent dealers and distributors. At October 31, 2008, the Company operated 14 manufacturing facilities and 9 service centers across the country.

The three-month period ending October 31, 2008 was the Company’s second quarter of its fiscal year that ends on April 30, 2009 (fiscal 2009). During the second quarter of fiscal 2009, the Company experienced a continuation of difficult housing market conditions that began during the Company’s 2007 fiscal year. In new construction, housing starts were down 32% on a calendar year-to-date basis through October 2008. In remodeling, year-to-date sales of existing homes were down 15% during the same period, and consumer confidence stood at record lows in October 2008. The Company believes the housing environment is underpinned by sound long-term macro-economic and demographic fundamentals, but these factors are overshadowed by the combined impacts of inventory overhang, falling home prices, the continuing credit crunch, and the overall economic downturn. Accordingly, the Company expects the outlook for the housing economy will remain uncertain until the economic conditions and housing prices have stabilized.

Because the Company believes that the long-term fundamentals for the American housing industry remain strong, the Company has continued to maintain its strategy of investing to improve its operations and its capabilities to best service its customers. The Company remains focused on continuing to gain market share and has continued to invest in developing and launching new products, maintaining its sales force, and its product displays and related marketing collateral deployed with its customers.

The Company believes that it continued to gain market share through fiscal 2008 and during the first half of fiscal 2009. The Company’s remodeling sales declined in the low teens during both the second quarter and first six months of fiscal 2009 as compared with the corresponding periods of fiscal 2008, driven entirely by reduced market performance in its product category. The Company believes that the magnitude of these declines was lower than the sales declines experienced by its remodeling customers. The Company’s new construction sales for the same periods declined approximately 20% compared with the comparable periods of fiscal 2008, less than the market’s 32% reduction in housing starts.

The Company’s gross margin rate for the second quarter of fiscal 2009 was 14.4%, down from 17.3% in the second quarter of fiscal 2008. The Company’s gross margin rate for the first six months of fiscal 2009 was 15.2%, down from 19.0% in the comparable period of the prior fiscal year. The reduction in the Company’s gross margin rate during the three and six month periods ended October 31, 2008 as compared with prior year primarily reflected the unfavorable impact of inefficiencies in overhead and freight costs stemming from lower sales volumes, as well as the impact of higher fuel and petroleum-related costs upon both freight and materials costs.

The Company regularly assesses its long-lived assets to determine if any impairment has occurred. Although the direction of the housing market and its resultant impact upon the Company’s performance is not presently positive, the Company continues to believe that  the long-term fundamentals for the American housing industry, including relatively low interest rates, continued population growth, and other favorable demographic trends, support a growing and vibrant housing economy in the future. Accordingly, the Company does not believe that its long-lived assets pertaining to its 14 manufacturing plants or any of its other long-lived assets were impaired as of October 31, 2008.

The Company generated a net loss for the second quarter of fiscal 2009 of $(0.5) million, compared to net income of $1.2 million during the second quarter of fiscal 2008. The Company generated a net loss of $(0.3) million for the first six months of fiscal 2009, compared with net income of $6.3 million in the first six months of fiscal 2008.

Results of Operations

	Three Months Ended October 31				Six Months Ended October 31
	2008	2007	Percent Change		2008	2007	Percent Change
(in thousands)
Net Sales	$134,939	$160,231	(15.8%	)	$274,092	$326,287	(16.0%	)
Gross Profit	19,468	27,709	(29.7%	)	41,528	62,018	(33.0%	)
Selling and Marketing Expenses	15,122	18,525	(18.4%	)	30,691	38,743	(20.8%	)
General and Administrative Expenses	5,435	7,859	(30.8%	)	11,976	14,526	(17.6%	)
Interest Expense	192	192	(0.0%	)	375	383	(2.1%	)

Net Sales.  Net sales were $134.9 million for the second quarter of fiscal 2009, a decrease of 16% as compared with the second quarter of fiscal 2008. For the first six months of fiscal 2009, net sales were $274.1 million, reflecting a decrease of 16% compared with the same period of fiscal 2008. Unit volume decreased 16% while average revenue per unit increased by less than 1% during the three and six-month periods ended October 31, 2008.

Gross Profit.   Gross profit margin for the second quarter of fiscal 2009 was 14.4%, compared with 17.3% for the same period of fiscal 2008. Gross profit margin was 15.2% for the first half of fiscal 2009, compared with 19.0% in the first half of fiscal 2008. Manufacturing overhead increased by 1.4% of sales in the second quarter and 2.2% of sales in the first half of fiscal 2009 compared with the prior year periods, driven by lower sales volumes, while freight costs increased by 1.2% of sales in the second quarter and by 1.4% during the first half of fiscal 2009, driven by increased fuel costs and the impact of lower shipping volumes.

Selling and Marketing Expenses.   Selling and marketing expenses for the second quarter of fiscal 2009 were $15.1 million or 11.2% of sales, compared with $18.5 million or 11.6% of sales for the same period in fiscal 2008. For the first six months of fiscal 2009, selling and marketing costs were $30.7 million, or 11.2% of net sales, compared with $38.7 million, or 11.9% of net sales for the same period of fiscal 2008. The reduction in sales and marketing costs resulted from careful management of the Company’s spending, focusing on reducing costs that are not essential to servicing the Company’s customers or maintaining its customer touch points, which remain central to the Company’s strategy of protecting its customer relationships and continuing to gain market share. Cost reductions in the second quarter and first half of fiscal 2009 occurred across several categories of spend, including lower volume-driven costs such as sales commissions, sales promotions, promotional literature and model home installations, and to a lesser extent, reduced headcount levels compared with prior year.

General and Administrative Expenses.   General and administrative expenses for the second quarter of fiscal 2009 were $5.4 million or 4.0% of sales compared to $7.9 million or 4.9% of sales for the same period in fiscal 2008. For the first six months of fiscal 2009, general and administrative costs were $12.0 million, or 4.4% of net sales, compared with $14.5 million, or 4.5% of net sales for the same period of fiscal 2008. The cost reduction of $2.4 million in the second quarter of fiscal 2009 was driven by a reduction in bad debt expense of $1.3 million, as well as the impact of the settlement of the Company’s healthcare obligations to a handful of its retirees resulting in a settlement gain of $0.6 million. As of October 31, 2008, the Company had aggregate receivables from customers with a higher perceived level of risk of $1.3 million, of which $0.5 million had been reserved for potential uncollectibility.

Interest Expense.   Interest expense for the both the second quarter and first half of fiscal 2009 was comparable to that incurred during the comparable periods of fiscal 2008.

Effective Income Tax Rates.   The Company’s effective income tax rates for the second quarter and first six months of fiscal year 2009 were 36.8% and 41.0%, respectively, as compared with 31.2% and 34.9% in the comparable periods of fiscal 2008. The increases in fiscal 2009 were primarily the result of relatively consistent amounts of permanent differences from items such as tax-exempt interest income and non-deductible meals and entertainment expense, in relation to the reduced levels of net income (loss) generated in fiscal 2009 as compared with the net income generated in fiscal year 2008.

Outlook.   The Company expects the continuing negative impact of the tighter credit conditions, falling real estate prices, inventory of foreclosed and available new homes, and unstable financial markets will cause the remodeling and new construction markets to remain subdued until these conditions are resolved. The Company continues to expect that it will gain market share in fiscal 2009, causing its sales to decline at a lower rate than that of the overall market.

LIQUIDITY AND CAPITAL RESOURCES

On October 31, 2008, the Company’s cash and cash equivalents totaled $61.1 million, up from $56.9 million at April 30, 2008. At October 31, 2008, total short-term and long-term debt was $26.6 million, down slightly from its balance at April 30, 2008. The Company’s ratio of long-term debt to total capital was 10.8% at both April 30, 2008 and October 31, 2008.

The Company’s main source of liquidity is cash on hand and cash generated from operating activities.

Cash provided by operating activities in the first half of fiscal 2009 was $16.5 million, compared with $18.8 million in the comparable period of fiscal 2008. The $2.3 million reduction in cash provided from operations during the first half of fiscal 2009 was primarily attributable to a decrease in net income of $6.6 million, offset in part by improvements in net cash provided by reductions in working capital items such as inventory, accrued expenses and deferred taxes.

The Company’s primary investing activities are capital expenditures and investments in promotional displays. Net cash used by investing activities in the first half of fiscal 2009 was $7.0 million, which was $3.7 million less than in the comparable period of the prior fiscal year. Additions to property, plant, and equipment for the first half of fiscal 2009 were $2.4 million, compared with $5.0 million in the first half of fiscal 2008. The property, plant, and equipment additions made in both periods did not reflect any new plant construction activities. The Company’s investment in promotional displays for the first half of fiscal 2009 was $4.6 million, compared with $5.6 million in the first half of fiscal 2008, due primarily to a decline in the number of new stores built by its customers.

During the first half of fiscal 2009, net cash used by financing activities was $5.4 million, compared with net cash used in the comparable period of fiscal 2008 of $20.1 million. Nearly all of the Company’s cash used for financing activities related to returning cash to its shareholders in the form of stock repurchases and cash dividend payments. The $14.7 million decline in cash used for financing activities during the first half of fiscal year 2009 related to the $15.5 million reduction in stock repurchased by the Company.

The Company repurchased $2.5 million of its common stock during the first half of fiscal 2009 and had $93.3 million of remaining stock repurchases authorized by its Board of Directors as of October 31, 2008. See Part II, Item 2 for a table summarizing stock repurchases in the quarter ended October 31, 2008, and the approximate dollar value of shares that may be repurchased under the program.

Cash flow from operations combined with accumulated cash on hand and available borrowing capacity on the Company’s $40 million line of credit, of which there were no borrowings during fiscal 2008 and 2009, is expected to be more than sufficient to meet forecasted working capital requirements, service existing debt obligations, and fund capital expenditures for the remainder of fiscal 2009.

The timing of the Company’s contractual obligations as of April 30, 2008 is summarized in the table below.

	FISCAL YEARS ENDING APRIL 30
	Total Amounts	2009	2010–2011	2012–2013	2014 and Thereafter
(in thousands)
Term credit facility	$10,000	$—	$—	$10,000	$—
Economic development loans	2,234	—	—	—	2,234
Term loans	5,495	381	756	828	3,530
Capital lease obligations	9,178	483	996	1,035	6,664
Interest on long-term debt(a)	4,609	730	1,396	1,174	1,309
Operating lease obligations	20,066	4,400	6,528	3,558	5,580
Pension contributions (b)	31,433	6,560	12,164	12,709	—

Total	$83,015	$12,554	$21,840	$29,304	$19,317

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

(b)

     The estimated cost of the Company’s two defined benefit pension plans are determined annually based upon the discount rate and other assumptions at fiscal year end. Future pension funding contributions beyond 2013 have not been determined at this time. Expected contributions for the Company’s two defined benefit pension plans for fiscal year 2009 were reduced to $5.6 million subsequent to April 30, 2008.

Dividends Declared

On November 20, 2008, the Board of Directors approved a $.09 per share cash dividend on its common stock. The cash dividend will be paid on December 22, 2008, to shareholders of record on December 8, 2008.

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

As of October 31, 2008, the Company had a $10 million term loan which bears interest at the London InterBank Offered Rate (LIBOR) (2.81% at October 31, 2008) plus a spread (0.68% at October 31, 2008) based on the ratio of total funded indebtedness to earnings before deduction of interest and taxes, plus depreciation, amortization and non-cash employee compensation (consolidated EBITDA). All other borrowings of the Company carry a fixed interest rate between 2% and 6%. See additional disclosures regarding market risk under Item 7A “Quantitative and Qualitative Disclosures of Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

Item 4.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. In addition, there have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the business. The Company does not have any litigation that does not constitute ordinary, routine litigation to its business.

Item 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in the Company’s 10-K for the year ended April 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock in the quarter ended October 31, 2008:

	Share Repurchases
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (000’s) (2)
August 1 - 31, 2008	--	$--	--	$93,347
September 1 - 30, 2008	--	$--	--	$93,347
October 1 - 31, 2008	4,000	$19.98	4,000	$93,267

Quarter ended October 31, 2008	4,000	$19.98	4,000	$93,267

(1)	On August 24, 2007, the Company announced that the Company's Board of Directors approved the repurchase up to $100 million of the Company's common stock. This authorization has no expiration date. In the second quarter of fiscal 2009, the Company repurchased 4,000 shares under this authorization. At October 31, 2008, $93.3 million remained authorized by the Company's Board of Directors to repurchase shares of the Company's common stock.

Item 6.	Exhibits

3.1	Articles of Incorporation – as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004; Commission File No. 000-14798).

3.2	Bylaws – as amended and restated May 22, 2008 (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K as filed on May 28, 2008; Commission File No. 000-14798).

10.1(a)

Management Contract – Employment Agreement for Mr. Kent B. Guichard, President and Chief Executive Officer (incorporated by reference to Exhibit 10.1(a) to the Company’s Form 8-K as filed on September 4, 2008; Commission File No. 000-14798).

10.1(b)

Management Contract – Employment Agreement for Mr. Jonathan H. Wolk, Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.1(b) to the Company’s Form 8-K as filed on September 4, 2008; Commission File No. 000-14798).

10.1(c)

Management Contract – Employment Agreement for Mr. S. Cary Dunston, Senior Vice President of Manufacturing and Logistics (incorporated by reference to Exhibit 10.1(c) to the Company’s Form 8-K as filed on September 4, 2008; Commission File No. 000-14798).

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

AMERICAN WOODMARK CORPORATION (Registrant)

/s/ Jonathan H. Wolk
Jonathan H. Wolk Vice President and Chief Financial Officer

Date: December 3, 2008 Signing on behalf of the registrant and as principal financial and accounting officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation – as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004; Commission File No. 000-14798).

3.2	Bylaws – as amended and restated May 22, 2008 (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K as filed on May 28, 2008; Commission File No. 000-14798).

10.1(a)

Management Contract – Employment Agreement for Mr. Kent B. Guichard, President and Chief Executive Officer (incorporated by reference to Exhibit 10.1(a) to the Company’s Form 8-K as filed on September 4, 2008; Commission File No. 000-14798).

10.1(b)

Management Contract – Employment Agreement for Mr. Jonathan H. Wolk, Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.1(b) to the Company’s Form 8-K as filed on September 4, 2008; Commission File No. 000-14798).

10.1(c)

Management Contract – Employment Agreement for Mr. S. Cary Dunston, Senior Vice President of Manufacturing and Logistics (incorporated by reference to Exhibit 10.1(c) to the Company’s Form 8-K as filed on September 4, 2008; Commission File No. 000-14798).

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