Form 10-Q
period 2009-01-31
AMERICAN WOODMARK CORP
filed 2009-03-03
CIK 794619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value	14,070,872 shares outstanding
Class	as of February 24, 2009

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	January 31, 2009	April 30, 2008
ASSETS
Current Assets
Cash and cash equivalents	$64,685	$56,932
Customer receivables, net	33,682	27,744
Inventories	39,011	46,981
Prepaid expenses and other	1,713	3,006
Deferred income taxes	8,778	8,725
Total Current Assets	147,869	143,388

Property, plant, and equipment, net	136,988	150,840
Promotional displays, net	14,835	15,506
Prepaid pension asset - non-current	3,344	2,632
Other assets	2,968	2,433
	$306,004	$314,799

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$18,186	$19,708
Accrued compensation and related expenses	17,662	21,151
Current maturities of long-term debt	854	864
Accrued marketing expenses	6,839	5,401
Other accrued expenses	11,851	8,910
Total Current Liabilities	55,392	56,034

Long-term debt, less current maturities	25,334	26,043
Deferred income taxes	4,327	8,071
Defined benefit pension and postretirement benefits liabilities	4,854	6,617
Other long-term liabilities	2,945	3,400

Shareholders’ Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding 14,070,872 shares at January 31, 2009; 14,150,290 shares at April 30, 2008	80,692	76,409
Retained earnings	140,273	146,288
Accumulated other comprehensive loss
Defined benefit pension and postretirement plans	(7,813)	(8,063)

Total Shareholders’ Equity	213,152	214,634
	$306.004	$314,799

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(Unaudited)

	Three Months Ended January 31		Nine Months Ended January 31
	2009	2008	2009	2008

Net Sales	$131,153	$132,837	$405,245	$459,124
Cost of sales and distribution	110,768	115,125	343,332	379,393
Gross Profit	20,385	17,712	61,913	79,731

Selling and marketing expenses	14,759	16,547	45,450	55,290
General and administrative expenses	6,118	5,931	18,094	20,457
Operating Income (Loss)	(492)	(4,766)	(1,631)	3,984

Interest expense	173	230	548	613
Other income	(329)	(583)	(1,293)	(1,825)
Income (Loss) Before Income Taxes	(336)	(4,413)	(886)	5,196

Income tax expense (benefit)	(359)	(2,392)	(585)	961

Net Income (Loss)	$23	$(2,021)	$(301)	$4,235

Net Income (Loss) Per Share

Weighted-average shares outstanding
Basic	14,047,667	14,368,723	14,049,549	14,560,944
Diluted	14,055,327	14,368,723	14,049,549	14,644,859

Net income (loss) per share
Basic	$0.00	$(0.14)	$(0.02)	$0.29
Diluted	$0.00	$(0.14)	$(0.02)	$0.29

Cash dividends per share	$0.09	$0.09	$0.27	$0.24

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended January 31
	2009	2008

Operating Activities
Net income (loss)	$(301)	$4,235
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,116	26,331
Net loss on disposal of property, plant, and equipment	233	456
Stock-based compensation expense	3,728	3,998
Deferred income taxes	(3,797)	(6,618)
Tax deficit from stock-based compensation	151	494
Other non-cash items	(849)	1,617
Changes in operating assets and liabilities:
Customer receivables	(6,249)	17,942
Inventories	7,558	7,075
Prepaid expenses and other current assets	127	742
Accounts payable	(1,521)	(9,594)
Accrued compensation and related expenses	(3,489)	(2,437)
Other accrued expenses	5,920	(3,570)
Other	(1,618)	(1,355)
Net Cash Provided by Operating Activities	26,009	39,316

Investing Activities
Payments to acquire property, plant, and equipment	(3,062)	(6,739)
Proceeds from sales of property, plant, and equipment	64	--
Investment in promotional displays	(8,198)	(8,733)
Net Cash Used by Investing Activities	(11,196)	(15,472)

Financing Activities
Payments of long-term debt	(719)	(697)
Proceeds from issuance of common stock	61	1,034
Repurchases of common stock	(2,457)	(22,889)
Payment of dividends	(3,794)	(3,492)
Tax deficit from stock-based compensation	(151)	(494)

Net Cash Used by Financing Activities	(7,060)	(26,538)

Net Increase/(Decrease) In Cash And Cash Equivalents	7,753	(2,694)

Cash And Cash Equivalents, Beginning of Period	56,932	58,125

Cash And Cash Equivalents, End of Period	$64,685	$55,431

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ended April 30, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended April 30, 2008.

NOTE B—NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The FASB, on February 12, 2008, issued FASB Staff Position (“FSP”) SFAS 157-2. This FSP permits a delay in the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on the financial statements on a recurring basis (at least annually). On February 14, 2008, the FASB issued FSP SFAS 157-1 to exclude SFAS No. 13, “Accounting for Leases” and its related interpretive accounting pronouncements from the scope of SFAS 157. SFAS 157 was adopted by the Company on May 1, 2008 for financial assets and financial liabilities. The adoption of SFAS 157, as it relates to the Company’s financial assets and financial liabilities, did not have a material effect on the Company’s results of operations or financial position. The Company is currently evaluating the expected impact, if any, on its non-financial assets and non-financial liabilities.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment to FASB Statement No. 133. SFAS 161 is intended to improve financial reporting by requiring enhanced disclosures for derivative instruments and hedging activities to enable investors to better understand how derivative instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company beginning May 1, 2009. The adoption of SFAS 161 is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”). SFAS 162 became effective on February 15, 2008, 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” There was no impact of the provisions of SFAS 162 on the Company’s results of operations or its financial position.

NOTE C—COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) was $0.1 million and $(0.1) million for the three months and nine months ended January 31, 2009, respectively, and $(1.8) million and $4.8 million for the three months and nine months ended January 31, 2008, respectively. Comprehensive income differs from net income due to the changes in the pension and postretirement benefits liability.

NOTE D—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended January 31		Nine Months Ended January 31
	2009	2008	2009	2008
(in thousands, except per share amounts)
Numerator used for both basic and diluted earning per share:
Net income (loss)	$23	$(2,021)	$(301)	$4,235

Denominator:
Denominator for basic earnings per share - weighted-average shares	14,048	14,369	14,050	14,561

Effect of dilutive securities:
Stock options	7	--	--	84

Denominator for dilutive earning per share - weighted-average shares and assumed conversions	14,055	14,369	14,050	14,645

Net income (loss) per share
Basic	$0.00	$(0.14)	$(0.02)	$0.29
Diluted	$0.00	$(0.14)	$(0.02)	$0.29

Dilutive securities have not been considered in the calculation of net income (loss) per share for the nine months ended January 31, 2009 and the three months ended January 31, 2008, as the effect would be anti-dilutive.

NOTE E—STOCK-BASED COMPENSATION

The Company has various stock compensation plans. During the quarter ended January 31, 2009, the Company did not grant any stock options to employees or non-employee directors. During the nine months ended January 31, 2009, the Company granted non-statutory stock options to key employees and to non-employee directors for a total of 447,600 shares of the Company’s common stock with a weighted-average exercise price of $23.82 per share and weighted-average fair value of $12.07 per share. The options granted for the nine-month period ending January 31, 2009 vest evenly over a three-year period and have ten year contractual terms.

Total compensation expense related to stock-based awards during the three-month periods ended January 31, 2009 and 2008 was $1.3 million and $1.3 million, respectively, and for the nine-month periods ended January 31, 2009 and 2008 was $3.7 million and $4.0 million, respectively. For the three-month and nine-month periods ended January 31, 2009 and 2008, stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended January 31		Nine Months Ended January 31
	2009	2008	2009	2008

Cost of sales and distribution	$293	$296	$861	$910
Selling and marketing expenses	319	310	936	942
General and administrative expenses	657	648	1,931	2,146
Stock-based compensation expense, before income taxes	1,269	1,254	3,728	3,998
Less:
Income tax benefit	495	486	1,454	1,562

Total stock-based compensation expense, net of taxes	$774	$768	$2,274	$2,436

As of January 31, 2009, there was $6.5 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s stock-based compensation plans. That expense is expected to be recognized over a weighted-average period of 1.8 years.

Cash received from option exercises for the nine months ended January 31, 2009 and 2008 was $54,000 and $1.0 million, respectively.

NOTE F—CUSTOMER RECEIVABLES

The components of customer receivables were:

	Januray 31, 2009	April 30, 2008
(in thousands)
Gross customer receivables	$37,498	$32,336
Less:
Allowance for doubtful accounts	(762)	(1,298)
Allowances for returns and discounts	(3,054)	(3,294)

Net customer receivables	$33,682	$27,744

NOTE G—INVENTORIES

The components of inventories were:

	Januaryr 31, 2009	April 30, 2008
(in thousands)
Raw materials	$11,324	$13,062
Work-in-process	29,186	35,185
Finished goods	11,143	11,440

Total FIFO inventories	$51,653	$59,687

Reserve to adjust inventories to LIFO value	(12,642)	(12,706)

Total LIFO inventories	$39,011	$46,981

For the nine-month periods ended January 31, 2009 and 2008, after tax earnings were increased by $108,000 and $155,000, respectively, as a result of liquidation of LIFO based inventories. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Since these items are estimated, interim results are subject to the final year-end LIFO inventory valuation.

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

The following is a reconciliation of the Company’s warranty liability:

	Nine Months Ended January 31
(in thousands)	2009	2008
Beginning balance at May 1	$2,428	$3,105
Accrual	6,194	8,207
Settlements	(6,468)	(9,264)

Ending balance at January 31	$2,154	$2,048

NOTE I—CASH FLOW

Supplemental disclosures of cash flow information:

	Nine Months Ended January 31
(in thousands)	2009	2008
Cash paid during the period for:
Interest	$581	$770
Income taxes	$327	$5,369

NOTE J—PENSION BENEFITS

Net periodic pension cost consisted of the following for the three months and nine months ended January 31, 2009 and 2008.

	Three Months Ended January 31		Nine Months Ended January 31
	2009	2008	2009	2008
(in thousands)
Service cost	$1,107	$1,392	$3,321	$4,176
Interest cost	1,333	1,211	3,998	3,632
Expected return on plan assets	(1,531)	(1,401)	(4,593)	(4,203)
Amortization of net loss	78	257	236	772
Amortization of prior service cost	32	37	97	111

Net periodic pension cost	$1,019	$1,496	$3,059	$4,488

Employer  Contributions

The Company previously disclosed in its consolidated financial statements for the year ended April 30, 2008, that it expected to contribute $6.6 million to its pension plan in fiscal 2009. As of January 31, 2009, $4.6 million of contributions have been made. The Company presently anticipates contributing an additional $1.0 million to fund its pension plan in fiscal 2009 for a total of $5.6 million.

During the quarter ended October 31, 2008, the Company settled its retiree medical benefits plan and recognized a $608,000 gain on settlement of the plan. The gain was recorded as a reduction of general and administrative expenses.

NOTE K—RESTRUCTURING CHARGES

In January, 2008, the Company committed to closing its smallest manufacturing plant, which is located in Minnesota. This initiative impacted approximately 80 employees. This decision was made to improve alignment within the Company’s manufacturing operations and improve efficiency. The Company expects to incur total pre-tax exit costs of $1.3 million related to this shut-down initiative, including severance and separation costs of $0.6 million and $0.7 million for equipment and facilities-related expenses. During fiscal 2008, the Company recognized $0.9 million of these costs. During the nine months ended January 31, 2009, the Company recognized $0.3 million of equipment and facilities-related expenses in cost of sales and distribution. The Minnesota plant is being marketed for sale by the Company and the plant’s net book value of $1.4 million, which the Company believes is fully recoverable, is classified as Other assets at January 31, 2009.

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible were not material as of January 31, 2009.

NOTE M—SUBSEQUENT EVENTS

On February 26, 2009, the Board of Directors approved a $.09 per share cash dividend on its common stock. The cash dividend will be paid on March 25, 2009, to shareholders of record on March 11, 2009.

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to the unaudited condensed consolidated financial statements, both of which are included in Part I, Item 1 of this report. The Company’s critical accounting policies are included in the Company’s 2008 Annual Report, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended April 30, 2008.

Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “would,” “plan,” “may” or other similar words. Forward-looking statements contained in this report including in Management’s Discussion and Analysis are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements. In addition, the Company participates in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings. These include (1) overall industry demand at reduced levels, (2) economic weakness in a specific channel of distribution, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, (5) a dramatic increase to the cost of diesel fuel and/or transportation related services, (6) the need to respond to price or product initiatives launched by a competitor, (7) the Company’s ability to successfully implement initiatives related to increasing market share, new products, maintaining and increasing its sales force and new product displays, and (8) sales growth at a rate that outpaces the Company’s ability to install new capacity. While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a materially adverse impact on its operating results and financial condition.

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent dealers and distributors. At January 31, 2009, the Company operated 14 manufacturing facilities and 9 service centers across the country.

The three-month period ending January 31, 2009 was the Company’s third quarter of its fiscal year that ends on April 30, 2009 (fiscal 2009). During the third quarter of fiscal 2009, the Company experienced a continuation of difficult housing market conditions that had begun prior to the current fiscal year. During the third quarter of fiscal 2009, the market for remodeling and new construction spending experienced lower sales than in the prior year. In new construction, total housing starts for the last calendar quarter of 2008 declined 43% below that of 2007, an acceleration of their 35% decline during the first eight months of the Company’s current fiscal year. In remodeling, indicators such as year-to-date sales of existing homes were down 5%, but comparable store sales reported by the large home centers were down by greater amounts during the same period, as the negative effects of the economic recession took hold. In addition, uncertainty concerning credit conditions continued to persist as banks incurred large mortgage-related asset write-downs. These conditions, coupled with rising unemployment, caused the consumer confidence index, as reported by the Conference Board, to hover at its lowest level since the index commenced in 1967.

Despite the continuing housing market downturn, the Company believes the long-term fundamentals for the American housing industry remain strong, based upon continued population growth and the desire of Americans to own their own home. Because of this belief, the Company has continued to maintain its strategy of investing to improve its operations and its capabilities to best service its customers. The Company remains focused on continuing to gain market share and has continued to invest in developing and launching new products, maintaining customer contact, and increasing its new product displays and related marketing collateral deployed with its customers.

The Company believes it has been successful in gaining market share during fiscal 2009. The Company’s remodeling sales increased during its third quarter as compared to the third quarter in the prior year, as the Company benefited from consumers rotating to the Company’s value price point, driven in part by promotional incentives provided by the Company’s retail customers. The Company’s remodeling sales declined by a mid-single digit percentage in the first nine months of fiscal 2009 compared with the corresponding period of fiscal 2008. The Company believes that the magnitude of this decline was lower than the sales declines experienced by its remodeling customers. The Company’s new construction sales for the three-month and nine-month periods declined in excess of 20% as compared with the comparable periods of fiscal 2008. The magnitude of the Company’s sales decline was greater in the three-month period than in the nine-month period, although both declines were lower in magnitude than the total market reduction in housing starts.

The Company’s gross margin rate for the third quarter of fiscal 2009 was 15.5% of net sales, above the 13.3% generated in the third quarter of fiscal 2008. The primary drivers of the improvement over the prior year’s third quarter were the absence of severance and separation costs that aggregated 1.0% of sales in the prior year’s third quarter, related primarily to closure of the Company’s smallest manufacturing plant. In addition, the Company experienced labor efficiencies associated with lower headcounts and favorable impact from declining fuel prices. The continued impact of material cost inflation somewhat offset these benefits.

Gross profit for the nine months ending January 31, 2009 was 15.3% of net sales, below the 17.4% generated in the prior year period. The primary drivers to the decline from prior year were increases in overhead and freight costs in relation to sales, caused by the impact of lower sales volumes, as well as higher fuel prices and material costs.

The Company regularly assesses its long-lived assets to determine if any impairment has occurred. Although the present direction of the housing market and its resultant impact upon the Company’s performance is not positive, the Company continues to believe that the long-term fundamentals of job creation, unemployment, and long-term interest rates support a growing and vibrant housing economy in the future. Accordingly, the Company does not believe that its long-lived assets pertaining to its remaining 14 manufacturing plants or any of its other long-lived assets were impaired as of January 31, 2009.

Net income (loss) for the third quarter of fiscal 2009 was $23,000, compared with ($2.0) million during the third quarter of fiscal 2008.

Results of Operations

	Three Months Ended January 31				Nine Months Ended January 31
	2009	2008	Percent Change		2009	2008	Percent Change
(in thousands)
Net Sales	$131,153	$132,837	(1.3%	)	$405,245	$459,124	(11.7%	)
Gross Profit	20,385	17,712	15.1%		61,913	79,731	(22.3%	)
Selling and Marketing Expenses	14,759	16,547	(10.8%	)	45,450	55,290	(17.8%	)
General and Administrative Expenses	6,118	5,931	3.2%		18,094	20,457	(11.6%	)

Net Sales.  Net sales were $131.2 million for the third quarter of fiscal 2009, a decline of 1% compared with the third quarter of fiscal 2008. For the first nine months of fiscal 2009, net sales were $405.2 million, reflecting a decline of 12% compared with the same period of fiscal 2008. Overall unit volume for the three and nine-month periods ended January 31, 2009 decreased by 3% and 13%, respectively, driven by reduced market demand for the Company’s products. Average revenue per unit increased 2% and 1% during the three-month and nine-month periods ended January 31, 2009, respectively, driven by an improvement in the Company’s sales mix.

Gross Profit.   Gross profit margin for the third quarter of fiscal 2009 was 15.5%, compared with 13.3% for the same period of fiscal 2008. Gross profit margin was 15.3% for the first nine months of fiscal 2009, compared with 17.4% in the first nine months of fiscal 2008. Labor and overhead costs decreased by a combined 1.4% of sales in the third quarter of fiscal 2009 and increased by a combined 1.5% of sales in the first nine-months of fiscal 2009 compared with the comparable prior year periods. The decrease in costs during the Company’s third quarter resulted from the absence of severance and separation costs that aggregated 1.0% of sales in the prior year’s third quarter related primarily to closure of the Company’s smallest manufacturing plant, as well as from labor efficiencies associated with lower headcounts. The decrease in gross profit percentage comparing the first nine month periods was the primary result of increases in overhead and freight costs in relation to sales, caused by the impact of lower sales volumes, as well as higher fuel prices and material costs.

Selling and Marketing Expenses.   Selling and marketing expenses for the third quarter of fiscal 2009 were $14.8 million, or 11.3% of sales, compared with $16.5 million, or 12.5% of sales, for the same period in fiscal 2008. For the first nine months of fiscal 2009, selling and marketing costs were $45.5 million, or 11.2% of net sales, compared with $55.3 million, or 12.0% of net sales, for the same period of fiscal 2008. The decrease in selling and marketing expenses resulted from careful management of the Company’s spending, focusing on reducing costs that are not essential to servicing customers or maintaining customer touch points, which remain central to the Company’s strategy of protecting its customer relationships and continuing to gain market share. Cost reductions occurred across several categories of spend, including lower volume-driven costs such as sales promotions, model home installations, promotional literature, and to a lesser extent, reduced headcount levels compared with prior year.

General and Administrative Expenses.   General and administrative expenses for the third quarter of fiscal 2009 were $6.1 million, or 4.7% of sales, compared with $5.9 million, or 4.5% of sales in the same period in fiscal 2008. For the first nine months of fiscal 2009, general and administrative costs were $18.1 million, or 4.5% of net sales, compared with $20.5 million, or 4.5% of net sales for the same period of fiscal 2008. The slight increase in the third quarter expense compared to the prior year was primarily driven by an increase in bad debt expense. As of January 31, 2009, the Company had receivables from customers with a higher perceived level of risk aggregating $1.7 million, of which $0.8 million had been reserved for potential uncollectibility.

Effective Income Tax Rates.   The Company’s effective income tax rates for the third quarter and first nine months of fiscal year 2009 were 106.9% and 66.0%, respectively, as compared with 54.2% and 18.5% in the comparable periods of fiscal 2008.  The changes in the effective tax rate during fiscal 2009 were the result of the Company operating at virtually break-even during the current fiscal year, coupled with net favorable permanent tax differences which resulted in a net tax benefit that exceeded the amount of the pre-tax loss during the third quarter of fiscal 2009.

Outlook.   The Company expects the continuing impact of tighter credit conditions and falling real estate prices will cause the remodeling and new construction markets to remain subdued until these conditions are resolved. The Company expects that it will continue to experience sales declines that are less in magnitude than that of the overall market.

LIQUIDITY AND CAPITAL RESOURCES

On January 31, 2009, the Company’s cash and cash equivalents totaled $64.7 million, representing increases of $7.8 million and $3.6 million from April 30, 2008 and October 31, 2008, respectively. At January 31, 2009, total short-term and long-term debt was $26.2 million, $0.7 million lower than its balance at April 30, 2008. Long-term debt to capital was 10.6% and 10.8% at January 31, 2009 and April 30, 2008, respectively.

The Company’s main source of liquidity is cash generated from operating activities consisting of net earnings adjusted for non-cash operating items, primarily depreciation, amortization and non-cash stock-based compensation expense, and changes in operating assets and liabilities such as receivables, inventories, and payables.

Cash provided by operating activities in the first nine months of fiscal 2009 was $26.0 million, compared with $39.3 million in the comparable period of fiscal 2008. The reduction in cash provided from operations was primarily attributable to a decrease in net income and an increase in customer receivables compared with the prior year’s decline, offset by a reduction of accrued expenses and accounts payable.

The Company’s primary investing activities are capital expenditures and investments in promotional displays. Net cash used for investing activities in the first nine months of fiscal 2009 was $11.2 million, $4.3 million less than in prior year. Additions to property, plant, and equipment for the first nine months of fiscal 2009 were $3.7 million less than in the first nine months of fiscal 2008. Property, plant, and equipment additions made in both periods did not reflect any new plant construction activities. The Company’s investment in promotional displays for the first nine months of fiscal 2009 was $0.5 million less than in the first nine months of fiscal 2008. The Company expects its investments in capital expenditures and promotional displays for fiscal 2009 will be approximately $5 million less than in fiscal 2008.

During the first nine months of fiscal 2009, net cash used by financing activities was $7.1 million, compared with net cash used in the comparable period of fiscal 2008 of $26.5 million. Cash returned to shareholders in the form of stock repurchases and cash dividends aggregated $6.3 million and $26.4 million in the first nine months of fiscal year 2009 and 2008, respectively.

The Company had $93.3 million of remaining stock repurchases authorized by its Board of Directors as of January 31, 2009. See Part II, Item 2 for a table summarizing stock repurchases in the quarter ended January 31, 2009, and the approximate dollar value of shares that may be repurchased under the program.

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

(b)

      The estimated cost of the Company’s two defined benefit pension plans is determined annually based upon the discount rate and other assumptions at fiscal year end. Future pension funding contributions beyond 2013 have not been determined at this time. Expected contributions for the Company’s two defined benefit pension plans for fiscal year 2009 were reduced from $6.6 million to $5.6 million subsequent to April 30, 2008.

Dividends Declared

On February 26, 2009, the Board of Directors approved a $.09 per share cash dividend on its common stock. The cash dividend will be paid on March 25, 2009, to shareholders of record on March 11, 2009.

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

As of January 31, 2009, the Company had a $10 million term loan which bears interest at the London InterBank Offered Rate (LIBOR) (2.17% at January 31, 2009) plus a spread (.68% at January 31, 2009) based on the ratio of total funded indebtedness to earnings before deduction of interest and taxes, plus depreciation, amortization and non-cash employee compensation (consolidated EBITDA). All other borrowings of the Company carry a fixed interest rate between 2% and 6%. See additional disclosures regarding market risk under Item 7A “Quantitative and Qualitative Disclosures of Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

Item 4.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. In addition, there have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the business. The Company does not have any litigation that does not constitute ordinary, routine litigation to its business.

Item 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in the Company’s 10-K for the year ended April 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock in the quarter ended January 31, 2009:

	Share Repurchases
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Programs (000’s) (2)
November 1 - 30, 2008	--	$--	--	$93,267
December 1 - 31, 2008	--	$--	--	$93,267
January 1 - 31, 2009	--	$--	--	$93,267

Quarter ended January 31, 2009	--	$--	--	$93,267

(1)	On August 24, 2007, the Company announced that the Company's Board of Directors approved the repurchase up to $100 million of the Company's common stock. This authorization has no expiration date. In the third quarter of fiscal 2009, the Company did not repurchase any shares under this authorization. At January 31, 2009, $93.3 million remained authorized by the Company's Board of Directors to repurchase shares of the Company's common stock.

Item 5.	Other Information

On February 26, 2009, the Company’s Board of Directors approved the amendment and restatement of the Company’s Bylaws effective as of that date to increase the size of its board of directors from nine to ten, in anticipation of hiring a new board director shortly. This change is contained in Article I, Section 2, of the Company’s Bylaws which are attached as an exhibit to this Form 10-Q.

Item 6.	Exhibits

3.1	Articles of Incorporation – as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004; Commission File No. 000-14798).

3.2	Bylaws – as amended and restated February 26, 2009 (Filed Herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION (Registrant)

/s/ Jonathan H. Wolk
Jonathan H. Wolk Vice President and Chief Financial Officer

Date: March 3, 2009 Signing on behalf of the registrant and as principal financial and accounting officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation – as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004; Commission File No. 000-14798).

3.2	Bylaws – as amended and restated February 26, 2009 (Filed Herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).