Form 10-K
period 2009-04-30
AMERICAN WOODMARK CORP
filed 2009-06-30
CIK 794619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant as of October 31, 2008, the last business day of the Company’s most recent second quarter was $190,095,867.

As of June 15, 2009, 14,102,719 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended April 30, 2009 (“2009 Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K.

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 27, 2009 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

American Woodmark currently offers framed stock cabinets in approximately 400 different cabinet lines, ranging in price from relatively inexpensive to medium-priced styles. Styles vary by design and color from natural wood finishes to low-pressure laminate surfaces. The product offering of stock cabinets includes 83 door designs in 13 colors. Stock cabinets consist of a common box with standard interior components and a maple, oak, cherry, or hickory front frame, door and/or drawer front.

Products are primarily sold under the brand names of American Woodmark®, Timberlake®, Shenandoah Cabinetry®, and Potomac®.

American Woodmark’s products are sold on a national basis across the United States to the remodeling and new home construction markets. The Company services these markets through three primary channels: home centers, builders, and independent dealers and distributors. The Company provides complete turnkey installation services to its direct builder customers via its network of nine service centers that are strategically located throughout the United States. The Company distributes its products to each market channel directly from four assembly plants through a third party logistics network.

The primary raw materials used include maple, oak, cherry, and hickory lumber. Additional raw materials include paint, particleboard, manufactured components, and hardware. The Company currently purchases paint from one supplier; however, other sources are available. Other raw materials are purchased from more than one source and are readily available.

American Woodmark operates in a highly fragmented industry that is composed of several thousand local, regional, and national manufacturers. The Company’s principal means for competition is its breadth and variety of product offering, expanded service capabilities, geographic reach and affordable quality. The Company believes it is one of the three largest manufacturers of kitchen cabinets in the United States.

The Company’s business has historically been subject to seasonal influences, with higher sales typically realized in the second and fourth fiscal quarters. General economic forces and changes in the Company’s customer mix have reduced seasonal fluctuations in revenue over the past few years. The Company does not consider its level of order backlog to be material.

During the last fiscal year, American Woodmark had two primary customers, The Home Depot and Lowe’s Companies, Inc., which together accounted for approximately 74 percent of the Company’s fiscal 2009 sales. The loss of either customer would have a material adverse effect on the Company.

As of May 31, 2009, the Company had 3,701 employees. Approximately 12 percent of the Company’s employees are represented by labor unions. The Company believes that its employee relations are good.

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

The SEC allows the Company to incorporate by reference information it files with the SEC in response to many of the Items in this report. This means that the Company can disclose important information to you by referring you to those documents. The information incorporated by reference is an important part of this report. Several Items in Parts I and II of this report incorporate information from the 2009 Annual Report to Shareholders in response to those Items. The 2009 Annual Report to Shareholders is filed as Exhibit 13 to this report.

Item 1A.	RISK FACTORS

There are a number of business risks and uncertainties that may affect the Company’s business, results of operations and financial condition. These risks and uncertainties could cause future results to differ from past performance or expected results, including results described in statements elsewhere in this report that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Additional risks and uncertainties not presently known to the Company or it currently believes to be immaterial also may adversely impact the business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on the Company’s business, financial condition, and results of operations. These risks and uncertainties, which the Company considers to be most relevant to specific business activities, include, but are not limited to, the following, as well as additional risk factors included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.” Additional risks and uncertainties that may affect the Company’s business, results of operations and financial condition are discussed in the 2009 Annual Report, including under the headings “Forward-Looking Statements,” “Market Risks,” and “Outlook for Fiscal 2010” in Management’s Discussion and Analysis, which are incorporated herein by reference.

Our business relies on remodeling activity and residential construction. The Company’s results of operations are affected by levels of home improvement and residential construction activity, including repair and remodeling and new construction. Interest rates, availability of credit, energy costs, consumer confidence, national and regional economic conditions, and weather conditions and natural disasters can significantly impact levels of home improvement and residential construction activity. The Company has increased its emphasis on new product development in recent years and continues to focus on organic growth. Consequently, the Company’s financial performance will, in part, reflect its success in implementing its growth strategies in its existing markets and in introducing new products.

The loss or a reduction in business from either of our key customers would have a material adverse effect on our business. The size and importance to the Company of its two largest customers is significant. These customers could make significant changes in their volume of purchases and could otherwise significantly affect the terms and conditions on which the Company does business. Sales to The Home Depot and Lowe’s Companies, Inc. were approximately 74 percent of total company sales for fiscal 2009. Although builders, dealers, and other retailers represent other channels of distribution for the Company’s products, an unplanned loss of a substantial portion of sales to The Home Depot or Lowe’s Companies, Inc. could have a material adverse impact on the Company.

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

The economic recession is adversely impacting demand for the housing industry. Through fiscal year 2009, the Company’s sales levels have fallen by 35% from their peak levels in 2006. If market conditions continue to decline, the Company’s sales, earnings, and cash flow could be adversely impacted.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

American Woodmark leases its Corporate Office located in Winchester, Virginia. In addition, the Company leases 1 manufacturing facility in Hardy County, West Virginia and owns 10 manufacturing facilities located primarily in the eastern United States and 4 manufacturing facilities that are either closed or in the process of ceasing or suspending operations. The Company also leases 9 primary service centers, 2 satellite service centers, and 3 additional office centers located throughout the United States that support the sale and distribution of products to each market channel. The Company considers its properties suitable for the business and adequate for its needs.

Primary properties as of April 30, 2009 include:

LOCATION	DESCRIPTION
Allegany County, MD	Manufacturing Facility
Berryville, VA	Service Center*
Huntersville, NC	Service Center*
Chavies, KY	Manufacturing Facility
Coppell, TX	Service Center*
Gas City, IN	Manufacturing Facility
Hardy County, WV	Manufacturing Facility*
Hardy County, WV	Manufacturing Facility
Houston, TX	Satellite Service Center*
Humboldt, TN	Manufacturing Facility
Jackson, GA	Manufacturing Facility
Kingman, AZ	Manufacturing Facility
Kennesaw, GA	Service Center*
Montgomeryville, PA	Service Center*
Monticello, KY	Manufacturing Facility
Orange, VA	Manufacturing Facility
Orlando, FL	Service Center*
Raleigh, NC	Satellite Service Center*
Phoenix, AZ	Service Center*
Rancho Cordova, CA	Service Center*
Tampa, FL	Service Center*
Toccoa, GA	Manufacturing Facility
Winchester, VA	Corporate Office*
Winchester, VA	Office (Customer Service)*
Winchester, VA	Office (MIS)*
Winchester, VA	Office (Product Dev./Logistics/Treasury)*

*	Leased facility.

Item 3.	LEGAL PROCEEDINGS

In response to this Item, the information under “Legal Matters” under “Note K – Commitments and Contingencies” to the Consolidated Financial Statements and under the caption “Legal Matters” under “Management’s Discussion and Analysis” in the 2009 Annual Report to Shareholders is incorporated herein by reference. The 2009 Annual Report is included as Exhibit 13 to this report.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the Company are elected by the Board of Directors and generally hold office until the next annual election of officers. There are no family relationships between any executive officer and any other officer or director of the Company or any arrangement or understanding between any executive officer and any other person pursuant to which such officer was elected. The executive officers of the Company as of April 30, 2009 are as follows:

Name	Age	Position(s) Held During Past Five Years
James J. Gosa	61	Company Chairman from August 2004 to present; Company Chief Executive Officer from August 1996 to August 2007; Company President from August 1996 to August 2006

Kent B. Guichard	53	Company President and Chief Executive Officer from August 2007 to present (Mr. Guichard will become chairman effective upon the date of the Annual Meeting); Company President and Chief Operating Officer from August 2006 to August 2007; Company Executive Vice President and Chief Operating Officer from August 2005 to August 2006; Company Executive Vice President from May 2004 to August 2005; Company Senior Vice President and Chief Financial Officer from May 1999 to May 2004; Company Vice President and Chief Financial Officer from August 1993 to May 1999; Company Director from November 1997 to present; Company Corporate Secretary from August 1997 to February 2005

Jonathan H. Wolk	47	Vice President and Chief Financial Officer from December 2004 to present; Chief Financial Officer and Treasurer of TradeCard (a private global infrastructure provider) from March 2000 to December 2004

S. Cary Dunston	44	Senior Vice President, Manufacturing and Logistics from October 2006 to present; Vice President, Global Operations of Diamond Innovations (a private supplier of industrial diamonds) from March 2005 to September 2006; Vice President of Operations of BBA Fiber Web (a public company) from April 2003 to March 2005

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

In response to this Item, the information under “Market Information” in the 2009 Annual Report is incorporated herein by reference. The 2009 Annual Report is included as Exhibit 13 to this report.

The Company has $93.2 million remaining authorized by its Board of Directors to repurchase shares of its common stock. The Company did not repurchase its common stock during the fourth quarter of fiscal 2009.

Item 6.	SELECTED FINANCIAL DATA

In response to this Item, the information under “Five-Year Selected Financial Information” in the 2009 Annual Report to Shareholders is incorporated herein by reference. The 2009 Annual Report is included as Exhibit 13 to this report.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In response to this Item, the information under “Management’s Discussion and Analysis” in the 2009 Annual Report to Shareholders is incorporated herein by reference. The 2009 Annual Report is included as Exhibit 13 to this report.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In response to this Item, the information under the caption “Market Risks” in “Management’s Discussion and Analysis” in the 2009 Annual Report to Shareholders is incorporated herein by reference. The 2009 Annual Report is included as Exhibit 13 to this report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In response to this Item, the “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss),” “Consolidated Statements of Cash Flows,” “Notes to the Consolidated Financial Statements,” “Management’s Report on Internal Control over Financial Reporting,” and “Report of Independent Registered Public Accounting Firm,” in the 2009 Annual Report to Shareholders are incorporated herein by reference. The 2009 Annual Report is included as Exhibit 13 to this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended [the “Exchange Act”]) (“Disclosure Controls”) was performed as of April 30, 2009. This evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these Disclosure Controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report On Internal Control Over Financial Reporting. Management’s report on internal control over financial reporting is included in the Annual Report to Shareholders for the year ended April 30, 2009, and is incorporated in this Item 9A by reference. The 2009 Annual Report to Shareholders is included as Exhibit 13 to this report.

Changes In Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company amended its bylaws on May 28, 2009 to modify certain provisions related to the procedures by which security holders may recommend nominees to the Company’s Board of Directors. These amendments:

•	changed the applicable deadline for delivering written notice to the Company of a shareholder’s intent to make a nomination to 120 days before the anniversary of the prior year’s annual meeting;

•	limited shareholder nominations to director elections at the annual meeting of shareholders; and

•	clarified that a shareholder must be a record shareholder both at the time the notice is given and on the record date for the meeting to nominate a director candidate.

Item 11.	EXECUTIVE COMPENSATION

In response to this Item, and in accordance with general Instruction G(3) of Form 10-K, the information under “Executive Compensation - Compensation Discussion and Analysis” and “Non-Management Directors’ Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, and in accordance with general Instruction G(3) of Form 10-K, the information under “Security Ownership” in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes information about the Company’s equity compensation plans as of April 30, 2009:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,328,769	$28.79	1,281,528

Equity compensation plans not approved by security holders*	—	—	—

Total	2,328,769	$28.79	1,281,528

*	The Company does not have equity compensation plans that have not been approved by the Company’s security holders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In response to this Item, and in accordance with general Instruction G(3) of Form 10-K, the information under “Certain Transactions” and “Corporate Governance – Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In response to this Item, and in accordance with general Instruction G(3) of Form 10-K, the information under “Independent Auditor Fee Information” and “Pre-Approval Polices and Procedures” in the Proxy Statement, with respect to principal accountant fees and services, is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following consolidated financial statements of American Woodmark Corporation are incorporated by reference to Item 8 of this report:

Consolidated Balance Sheets as of April 30, 2009 and 2008.

Consolidated Statements of Operations - for each year of the three-year period ended April 30, 2009.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) - for each year of the three-year period ended April 30, 2009.

Consolidated Statements of Cash Flows - for each year of the three-year period ended April 30, 2009.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

Management’s Report on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

(a) 2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this Form 10-K:

Schedule II – Valuation of Qualifying Accounts for each year of the three-year period ended April 30, 2009.

Schedules other than the one listed above are omitted either because they are not required or are inapplicable.

(a) 3. Exhibits

Exhibit No.		Description
3.1	(a) -	Articles of Incorporation as amended effective August 12, 1987 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for quarter ended January 31, 2003; Commission File No. 000-14798).

3.1	(b) -	Articles of Amendment to the Article of Incorporation effective September 10, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed on August 31, 2004; Commission File No. 000-14798).

3.2	-	Bylaws - as amended and restated May 28, 2009 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K as filed on June 2, 2009; Commission File No. 000-14798).

4.1	-	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1, 3.2).

4.2	-	Amended and Restated Stockholders’ Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-1 for year ended April 30, 1986; Commission File No. 33-6245).

Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments that define the rights of holders of the Registrant’s long-term debt securities, where the long-term debt securities authorized under each such instrument do not exceed 10 percent of the Registrant’s total assets, have been omitted and will be furnished to the Securities and Exchange Commission upon request.

10.1	(a) -	Amended and Restated Credit $25,000,000 Financing Agreement and $10,000,000 Term Loan Facility between the Company and Bank of America, N.A. as of June 10, 2009, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 11, 2009; Commission File No. 000-14798).

10.1	(b) -	Loan agreement dated January 31, 2001, By and Between the Company and the West Virginia Economic Development Authority (incorporated by reference to Exhibit A to the Registrant’s Form 10-Q for quarter ended January 31, 2001; Commission File No. 000-14798).

10.1	(c) -	Loan agreement dated February 9, 2005, By and Between the Company and the Maryland Economic Development Corporation (incorporated by reference to Exhibit 10.1(n) to the Registrant’s Form 10-K for year ended April 30, 2005; Commission File No. 000-14798).

10.1	(d) -	First Amendment to Loan Agreement dated April 4, 2008, By and Between the Company and Maryland Economic Development Corporation as of April 4, 2008 (incorporated by reference to Exhibit 10.1(d) to the Registrant’s Form 10-K for year ended April 30, 2008; Commission File No. 000-14798).

10.6	(b) -	Lease, dated December 15, 2000, between the Company and the Industrial Development Board of The City of Humboldt, Tennessee (incorporated by reference to Exhibit 10.6(d) to the Registrant’s Form 10-K for year ended April 30, 2001; Commission File No. 000-14798).

10.7	(a) -	1996 Stock Option Plan (incorporated by reference to Exhibit 28 to the Registrant’s Form S-8 dated September 25, 1996; Commission File No. 333-12623).*

10.7	(b) -	1999 Stock Option Plan (incorporated by reference to Appendix B, to the Registrant’s Form DEF-14A for year ended April 30, 1999; Commission File No. 000-14798).*

10.7	(c) -	2000 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.7(f) to the Registrant’s Form 10-K for year ended April 30, 2001; Commission File No. 000-14798).*

10.7	(d) -	Amended and Restated Shareholder Value Plan for Employees (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on August 22, 2008; Commission File No. 000-14798).*

10.7	(e) -	Shareholder Value Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.7(h) to the Registrant’s Form 10-K for year ended April 30, 2001; Commission File No. 000-14798).*

10.7	(f) -	2005 Non-Employee Directors Stock Option Plan (incorporated by reference to the Registrant’s Proxy for year ended April 30, 2005; Commission File No. 000-14798).*

10.7	(g) -	Amended and Restated 2004 Stock Incentive Plan for Employees (incorporated by reference to the Registrant’s Proxy for the year ended April 30, 2006; Commission File No. 000-14798).*

10.7	(h) -	2006 Non-Employees Directors Equity Ownership Plan (incorporated by reference to the Registrant’s Proxy for the year ended April 30, 2006; Commission File No. 000-14798).*

10.8	(a) -	2001 Annual Incentive Plan for Chairman and President/CEO (incorporated by reference to Exhibit 10.8(a) to the Registrant’s Form 10-K for year ended April 30, 2001; Commission File No. 000-14798).*

10.8	(b) -	2001 Annual Incentive Plan for Senior Vice Presidents (incorporated by reference to Exhibit 10.8(b) to the Registrant’s Form 10-K for year ended April 30, 2001; Commission File No. 000-14798).*

10.8	(c) -	Management Contract - Employment Agreement for Mr. Kent B. Guichard, President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 (a) to the Registrant’s Form 8-K as filed on September 4, 2008; Commission File No. 000-14798).*

10.8	(d) -	Management Contract - Letter of Understanding for James Jake Gosa, Chairman of the Board (incorporated by reference to Exhibit 10.1 (b) to Registrant’s Form 8-K as filed on November 21, 2007; Commission File No. 000-14798).*

10.8	(e) -	Management Contract - Employment Agreement for Mr. Jonathan H. Wolk, Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.1(b) to the Registrant’s Form 8-K as filed on September 4, 2008; Commission File No. 000-14798).*

10.8	(f) -	Management Contract - Employment Agreement for Mr. S. Cary Dunston, Senior Vice President of Manufacturing and Logistics (incorporated by reference to Exhibit 10.1(c) to the Registrant’s Form 8-K as filed on September 4, 2008; Commission File No. 000-14798).*

10.10	(a) -	Loan Agreement between the Company and the West Virginia Economic Development Authority as of November 20, 1998, relating to equipment financing (incorporated by reference to Exhibit 10.10(a) to the Registrant’s Form 10-K for year ended April 30, 1999; Commission File No. 000-14798).

10.10	(b) -	Promissory Note between the Company and the West Virginia Economic Development Authority dated as of November 20, 1998 (incorporated by reference to Exhibit 10.10(b) to the Registrant’s Form 10-K for year ended April 30, 1999; Commission File No. 000-14798).

10.10	(c) -	Security Agreement between the Company and the West Virginia Economic Development Authority dated as of November 20, 1998 (incorporated by reference to Exhibit 10.10(c) to the Registrant’s Form 10-K for year ended April 30, 1999; Commission File No. 000-14798).

10.10	(d) -	Amendment of Deed of Lease between the Company and the West Virginia Economic Development Authority dated as of November 20, 1998 (incorporated by reference to Exhibit 10.10(d) to the Registrant’s Form 10-K for year ended April 30, 1999; Commission File No. 000-14798).

10.10	(e) -	Promissory Note between the Company and Amende Cabinet Corporation, a wholly owned subsidiary of the Company, dated as of July 30, 1998 (incorporated by reference to Exhibit 10.10(f) to the Registrant’s Form 10-K for year ended April 30, 1999; Commission File No. 000-14798).

10.10	(f) -	Loan Agreement between the Company and Perry, Harlan, Leslie, Brethitt Regional Industrial Authority, Inc. as of November 13, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for quarter ended January 31, 2003; Commission File No. 000-14798).

10.10	(g) -	Loan Agreement between the Company and Amende Cabinet Corporation, a wholly owned subsidiary of the Company, dated December 31, 2001 (incorporated by reference to Exhibit 10.8(k) to the Registrant’s Form 10-K for year ended April 30, 2002; Commission File No. 000-14798).

10.10	(h) -	Lease agreement between the Company and the West Virginia Economic Development Authority dated as of June 30, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for quarter ended July 31, 2004; Commission File No. 000-14798).

13	-	2009 Annual Report to Shareholders (Filed Herewith).

21	-	Subsidiary of the Company (Filed Herewith).

23.1	-	Consent of KPMG LLP, Independent Registered Public Accounting Firm (Filed Herewith).

31.1	-	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	-	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	-	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

*	Management contract or compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts

AMERICAN WOODMARK CORPORATION

(In Thousands)

Description(a)	Balance at Beginning of Period	Additions (Reductions) Charged to Cost and Expenses		Other	Deductions		Balance At End of Period
Year ended April 30, 2009:
Allowance for doubtful accounts	$1,298	$633		$—	$(1,395	)(b)	$536

Reserve for cash discounts	$790	$9,320	(c)	$—	$(9,425	)(d)	$685

Reserve for sales returns and allowances	$2,504	$8,005	(c)	$—	$(9,002)		$1,507

Year ended April 30, 2008:
Allowance for doubtful accounts	$1,511	$1,264		$—	$(1,477	)(b)	$1,298

Reserve for cash discounts	$965	$12,535	(c)	$—	$(12,710	)(d)	$790

Reserve for sales returns and allowances	$2,712	$10,545	(c)	$—	$(10,753)		$2,504

Year ended April 30, 2007:
Allowance for doubtful accounts	$1,096	$745		$—	$(330	)(b)	$1,511

Reserve for cash discounts	$1,225	$14,490	(c)	$—	$(14,750	)(d)	$965

Reserve for sales returns and allowances	$4,934	$9,034	(c)	$—	$(11,256)		$2,712

(a)	All reserves relate to accounts receivable.
(b)	Principally write-offs, net of collections.
(c)	Reduction of gross sales.
(d)	Cash discounts granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Woodmark Corporation
(Registrant)

June 30, 2009	/s/ KENT B. GUICHARD
Kent B. Guichard President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 30, 2009	/s/ KENT B. GUICHARD	June 30, 2009	/s/ G. THOMAS MCKANE
	Kent B. Guichard President and Chief Executive Officer (Principal Executive Officer) Director		G. Thomas McKane Director

June 30, 2009	/s/ JONATHAN H. WOLK	June 30, 2009	/s/ JAMES G. DAVIS, JR.
	Jonathan H. Wolk Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)		James G. Davis, Jr. Director

June 30, 2009	/s/ JAMES J. GOSA	June 30, 2009	/s/ MARTHA M. DALLY
	James J. Gosa Chairman Director		Martha M. Dally Director

June 30, 2009	/s/ WILLIAM F. BRANDT, JR.	June 30, 2009	/s/ KENT J. HUSSEY
	William F. Brandt, Jr. Director		Kent J. Hussey Director

June 30, 2009	/s/ DANIEL T. HENDRIX	June 30, 2009	/s/ ANDREW B. COGAN
	Daniel T. Hendrix Director		Andrew B. Cogan Director

June 30, 2009	/s/ CAROL B. MOERDYK
Carol B. Moerdyk Director

In accordance with Securities and Exchange Commission requirements, the Company will furnish copies of all exhibits to its Form 10-K not contained herein upon receipt of a written request and payment of $.10 (10 cents) per page to:

Mr. Glenn Eanes
Vice President & Treasurer
American Woodmark Corporation
P.O. Box 1980
Winchester, Virginia 22604-8090