Form 10-Q
period 2009-07-31
AMERICAN WOODMARK CORP
filed 2009-09-01
CIK 794619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

     As of August 26, 2009, 14,132,637 shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	July 31, 2009	April 30, 2009
ASSETS
Current Assets
Cash and cash equivalents	$72,754	$82,821
Customer receivables, net	26,426	26,944
Inventories	27,610	32,684
Prepaid expenses and other	5,497	1,789
Deferred income taxes	6,472	9,300

Total Current Assets	138,759	153,538
Property, plant, and equipment, net	128,018	132,928
Promotional displays, net	11,516	12,793
Deferred income taxes	6,445	1,393
Other assets	4,375	3,085

	$289,113	$303,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$11,181	$15,070
Accrued compensation and related expenses	16,200	24,909
Current maturities of long-term debt	862	859
Accrued marketing expenses	10,033	7,080
Other accrued expenses	8,994	10,249

Total Current Liabilities	47,270	58,167

Long-term debt, less current maturities	26,326	26,475
Defined benefit pension and postretirement benefits liabilities	13,988	12,900
Other long-term liabilities	3,554	2,513

Shareholders’ Equity
Preferred Stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common Stock, no par value; 40,000,000 shares authorized; issued and outstanding 14,132,637 at July 31, 2009; 14,094,449 at April 30, 2009	83,888	82,293
Retained earnings	128,567	136,074
Accumulated other comprehensive loss
Defined benefit pension and postretirement plans	(14,480)	(14,685)

Total Shareholders’ Equity	197,975	203,682

	$289,113	$303,737

See accompanying notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(Unaudited)

	Quarter Ended July 31
	2009	2008
Net sales	$100,835	$139,153
Cost of sales and distribution	89,001	117,093

Gross Profit	11,834	22,060
Selling and marketing expenses	13,349	15,568
General and administrative expenses	6,227	6,542
Restructuring charges	2,554	—

Operating Loss	(10,296)	(50)
Interest expense	169	183
Other income	(215)	(444)

Income (Loss) Before Income Taxes	(10,250)	211
Income tax expense (benefit)	(3,844)	55

Net Income (Loss)	$(6,406)	$156

Net Income (Loss) Per Share
Weighted average shares outstanding
Basic	14,113,627	14,069,603
Diluted	14,113,627	14,099,805
Net income (loss) per share
Basic	$(0.45)	$0.01
Diluted	$(0.45)	$0.01

Cash dividends per share	$0.09	$0.09

See accompanying notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Quarter Ended July 31
	2009	2008
Operating Activities
Net income (loss)	$(6,406)	$156
Adjustments to reconcile net income (loss) to net cash provided/(used) by operating activities:
Depreciation and amortization	8,728	8,609
Net loss on disposal of property, plant, and equipment	72	99
Stock based compensation expense	1,116	1,198
Deferred income taxes	(2,475)	(1,246)
Tax benefit/deficit from stock-based compensation	(118)	120
Other non-cash items	(979)	(560)
Changes in operating assets and liabilities:
Customer receivables	887	(3,299)
Inventories	5,524	3,445
Prepaid expenses and other current assets	(3,672)	959
Accounts payable	(3,889)	(1,198)
Accrued compensation and related expenses	(8,732)	(229)
Other accrued expenses	1,933	3,048
Other	1,293	(485)

Net Cash Provided/(Used) by Operating Activities	(6,718)	10,617

Investing Activities
Payments to acquire property, plant, and equipment	(1,002)	(1,594)
Proceeds from sales of property, plant, and equipment	30	64
Investment in promotional displays	(1,389)	(1,703)

Net Cash Used by Investing Activities	(2,361)	(3,233)

Financing Activities
Payments of long-term debt	(146)	(158)
Proceeds from issuance of common stock	310	35
Repurchases of common stock	—	(2,377)
Payment of dividends	(1,270)	(1,266)
Tax benefit/deficit from stock-based compensation	118	(120)

Net Cash Used by Financing Activities	(988)	(3,886)
Net Increase/(Decrease) In Cash And Cash Equivalents	(10,067)	3,498
Cash And Cash Equivalents, Beginning of Period	82,821	56,932

Cash And Cash Equivalents, End of Period	$72,754	$60,430

See accompanying notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ending April 30, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended April 30, 2009. The Company has evaluated subsequent events for potential recognition and/or disclosure through September 1, 2009, the date the condensed consolidated financial statements included in this quarterly report on Form 10-Q were filed with the SEC.

NOTE B--NEW ACCOUNTING PRONOUNCEMENTS

In February 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157-2, “Effective Date of FASB Statement No. 157,” (SFAS157-2). This FSP permitted a delay in the effective date of SFAS 157 to fiscal years beginning after November 2009 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on the financial statements on a recurring basis (at least annually). SFAS 157 for financial assets and financial liabilities was adopted May 1, 2009. There is currently no impact of the provision of SFAS 157 on the Company’s results of operations or its financial position; however, the adoption of SFAS 157 resulted in the expanded disclosure within the Notes to Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141, “Business Combinations,” (SFAS 141) (revised 2007) “SFAS 141R” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), an amendment of ARB No. 51. SFAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, SFAS 141R also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs. Under SFAS 160, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions. SFAS 141R and SFAS 160 were adopted May 1, 2009. There is currently no impact of the provisions of SFAS 141R and SFAS 160 on the Company’s results of operations or its financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161), an amendment to FASB Statement No. 133. SFAS 161 is intended to improve financial reporting by requiring enhanced disclosures for derivative instruments and hedging activities to enable investors to better understand how derivative instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 was adopted May 1, 2009. There is currently no impact of the provisions of SFAS 161 on the Company’s results of operations or its financial position.

In December 2008, the FASB issued FSP SFAS No. 132R-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets,” (SFAS 132R-1). FSP SFAS 132R-1 requires companies to disclose how pension plan asset investment allocations are made, the major categories of the plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. FSP SFAS 132R-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. The adoption of FSP SFAS 132R-1 is not expected to have a significant impact on the Company’s results of operations or its financial position.

NOTE C--COMPREHENSIVE INCOME

The Company’s comprehensive income (loss) was $(6.7) million and $0.2 million for the quarters ended July 31, 2009 and 2008, respectively. Comprehensive income differs from net income due to the changes in the Company’s pension and postretirement benefits liability.

NOTE D—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended July 31
(in thousands, except per share amounts)	2009	2008
Numerator used for both basic and diluted earnings per share:
Net income (loss)	$(6,406)	$156
Denominator:
Denominator for basic earnings per share-weighted average shares	14,114	14,070
Effect of dilutive securities:
Stock options	—	30

Denominator for diluted earnings per share-weighted average shares and assumed conversions	14,114	14,100

Net income (loss) per share
Basic	$(0.45)	$0.01
Diluted	$(0.45)	$0.01

Dilutive securities have not been considered in the calculation of net income (loss) per share for the quarter ended July 31, 2009, as the effect would be anti-dilutive.

NOTE E--STOCK-BASED COMPENSATION

The Company has various stock compensation plans. During the quarter ended July 31, 2009, the Board of Directors of the Company approved grants of non-statutory stock options and performance based restricted stock units to key employees. The non-statutory stock options totaled 120,000 shares of the Company’s common stock with a weighted average exercise price of $24.73 per share. The options vest evenly over a three-year period and have a ten-year contractual term. The performance based restricted stock units totaled 175,250 units which entitle the recipients to receive one share of the Company’s common stock per unit granted if certain service and performance conditions are met.

Total compensation expense related to stock-based awards during the quarters ended July 31, 2009 and 2008 was $1.1 million and $1.2 million, respectively. For the quarters ended July 31, 2009 and 2008, stock-based compensation expense was allocated as follows:

	Quarter Ended July 31
(in thousands)	2009	2008
Cost of sales and distribution	$211	$276
Selling and marketing expenses	241	299
General and administrative expenses	664	623

Stock-based compensation expense, before income taxes	$1,116	$1,198
Less: Income tax benefit	425	467

Total stock-based compensation expense, net of taxes	$691	$731

NOTE F—CUSTOMER RECEIVABLES

The components of customer receivables were:

(in thousands)	July 31, 2009	April 30, 2009
Gross customer receivables	$28,785	$29,672
Less:
Allowance for doubtful accounts	(721)	(536)
Allowances for returns and discounts	(1,638)	(2,192)

Net customer receivables	$26,426	$26,944

NOTE G—INVENTORIES

The components of inventories were:

(in thousands)	July 31, 2009	April 30, 2009
Raw materials	$9,043	$11,012
Work-in-process	21,586	22,961
Finished goods	7,106	8,853

Total FIFO inventories	$37,735	$42,826
Reserve to adjust inventories to LIFO value	(10,125)	(10,142)

Total LIFO inventories	$27,610	$32,684

For the three-month periods ended July 31, 2009 and 2008, after tax earnings were increased by $52,000 and $43,000, respectively, as a result of liquidation of LIFO-based inventories. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Since these items are estimated, interim results are subject to the final year-end LIFO inventory valuation.

NOTE H--PRODUCT WARRANTY

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

The following is a reconciliation of the Company’s warranty liability:

	Quarter Ended July 31,
(in thousands)	2009	2008
Beginning balance at May 1	$2,048	$2,428
Accrual	896	2,308
Settlements	(1,655)	(2,415)

Ending balance at July 31	$1,289	$2,321

NOTE I—CASH FLOW

Supplemental disclosures of cash flow information:

	Quarter Ended July 31,
(in thousands)	2009	2008
Cash paid during the period for:
Interest	$117	$157
Income taxes	$2,281	$—

NOTE J--PENSION BENEFITS

Net periodic pension cost consisted of the following for the three months ended July 31, 2009 and 2008:

	Quarter Ended July 31
(in thousands)	2009	2008
Service cost	$830	$1,107
Interest cost	1,405	1,333
Expected return on plan assets	(1,320)	(1,531)
Amortization of net loss	314	78
Amortization of prior service cost	22	32

Net pension cost	$1,251	$1,019

Employer Contributions

Under the requirements of the Pension Protection Act of 2006, the Company is not required to make a mandatory contribution to the pension plans during fiscal 2010. Accordingly, no contributions were made to these plans during the three months ended July 31, 2009. The Company has not yet determined if it will make a voluntary contribution during fiscal 2010.

NOTE K – RESTRUCTURING CHARGES

In the fourth quarter of fiscal 2009, the Company announced a restructuring plan that committed to the closing of two of the Company’s manufacturing plants, which are located in Berryville, Virginia, and Moorefield, West Virginia, and suspending operations in a third manufacturing plant located in Tahlequah, Oklahoma by August 2009. This initiative impacted approximately 600 employees. The continuing housing slump led to the decision to reduce production capacity. These initiatives are intended to increase the Company’s utilization rates and decrease overhead costs within the Company’s manufacturing operations. In addition to these initiatives, the Company made other staffing reductions during the fourth quarter of fiscal 2009. The Company expects to incur total pre-tax exit costs of $16.5 million related to this shut-down initiative and staffing reductions, including severance and separation costs of $8.4 million, pension curtailments of $0.1 million, and $8.0 million for equipment, inventory, and facilities-related expenses. During fiscal 2009, the Company recognized $9.7 million of these costs as restructuring charges. During the three months ended July 31, 2009, the Company recognized $1.9 million of severance and separation costs and $0.6 million relating to equipment, inventory, and facilities-related expenses as restructuring charges. Except for property-related charges that may still result if the company decides to sell one of its manufacturing facilities, the majority of the remaining restructuring charges pertaining to these actions have been realized at July 31, 2009.

A reserve for restructuring charges in the amount of $2.4 million, relating primarily to employee termination costs, is included in the Company’s consolidated balance sheet in accrued compensation and related expenses as of July 31, 2009.

The following is a summary of the restructuring reserve balance as of July 31, 2009:

2009 RESTRUCTURING PLAN

(in thousands)
Restructuring reserve balance as of April 30, 2009	$5,140
Additions	1,528
Payments	(4,232)
Reserve balance as of July 31, 2009	$2,436

The Company had previously closed a manufacturing plant located in Minnesota during fiscal 2008. This plant is being marketed for sale by the Company and the plant’s net book value of $1.4 million, which the Company believes is fully recoverable, is included in Other Assets at July 31, 2009 and April 30, 2009.

NOTE L—FAIR VALUE MEASUREMENTS

On May 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 established a three-level valuation hierarchy for disclosure of fair value measurement. The levels are described below:

Level 1 —	This level is defined as quoted prices in active markets for identical assets or liabilities. The Company’s cash equivalents are invested in money market funds that are either insured by the US Treasury, or invested in United States Treasury instruments. The Company’s mutual fund investment assets and liabilities represent contributions made and invested on behalf of the Company’s named executive officers as a supplementary employee retirement plan.

Level 2 —	This level is defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can corroborated by observable market data for substantially the full term of the assets or liabilities. The Company has no level 2 assets or liabilities.

Level 3 —	This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no level 3 assets or liabilities.

 As of the date indicated, the following table summarizes the fair values of assets and liabilities that are recorded in the Company’s condensed consolidated financial statements at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of July 31, 2009
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$72,186	$—	$—
Mutual funds	1,258	—	—
Total assets at fair value	$73,444	—	—

The carrying amounts of the Company’s cash and cash equivalents, customer receivables, accounts payable, and long-term debt approximate fair value.

NOTE M --DEBT

The Company amended its primary credit facility in June 2009.  The amended facility maintained the Company’s $10 million term loan that expires in December 2012 and amended the Company’s $25 million revolving line of credit. The amended line of credit is now secured by the Company's inventories and receivables and expires in December 2011. The amended credit facility also requires the Company to maintain a minimum of $35 million in cash on hand and contains certain other limitations on the Company's ability to increase its dividend and repurchase its common stock. There was no gain or loss realized in amending the Company’s primary credit facility.

NOTE N--OTHER INFORMATION

The Company is involved in suits and claims in the normal course of business, including product liability and general liability claims, in addition to claims pending before the EEOC. On at least a quarterly basis, the Company consults with its legal counsel to ascertain the reasonable likelihood that such claims may result in a loss. As required by SFAS No. 5, “Accounting for Contingencies,” (SFAS 5), the Company categorizes the various suits and claims into three categories according to their likelihood for resulting in potential loss; those that are probable (i.e., more likely than not), those that are reasonably possible, and those that are deemed to be remote. The Company accounts for these loss contingencies in accordance with SFAS 5. Where losses are deemed to be probable and estimable, accruals are made. Where losses are deemed to be reasonably possible or remote, a range of loss estimates is determined. Where no loss estimate range can be made, the Company and its counsel perform a worst case estimate. In determining these loss range estimates, the Company considers known values of similar claims and consultation with independent counsel.

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible were not material as of July 31, 2009.

NOTE O--SUBSEQUENT EVENTS

On August 27, 2009, the Board of Directors approved a $.09 per share cash dividend on its common stock. The cash dividend will be paid on September 28, 2009, to shareholders of record on September 14, 2009.

On August 27, 2009, the Company’s Board of Directors approved the amendment and restatement of the Company’s Bylaws effective of that date to decrease the size of its board of directors from ten to eight, as a result of Mr. Gosa and Mr. McKane not standing for re-election. This change is contained in Article I, Section 2, of the Company’s Bylaws which are attached as an exhibit to this Form 10-Q.

On August 27, 2009, the Company’s Board of Directors amended the Company’s 2006 Non-Employee Director’s Equity Ownership Plan to enable directors to receive awards of restricted stock units. The Board of Directors also approved awards of 2,500 restricted stock unit awards to each non-employee director.  Each award is subject to service-based vesting conditions. The awards become fully vested if the directors remain as members of the Company’s Board of Directors from the grant date through August 15, 2011.

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to the condensed consolidated financial statements, both of which are included in Part I, Item 1 of this report. The Company’s critical accounting policies are included in the Company’s 2009 Annual Report, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended April 30, 2009.

Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “plan,” “may” or other similar words. Forward-looking statements contained in this Management’s Discussion and Analysis are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements. In addition, the Company participates in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings. These include (1) overall industry demand at reduced levels, (2) economic weakness in a specific channel of distribution, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, (5) a dramatic increase to the cost of diesel fuel and/or transportation related services, (6) the need to respond to price or product initiatives launched by a competitor, (7) the Company’s ability to successfully implement initiatives related to increasing market share, new products, maintaining and increasing its sales force and new product displays, and (8) sales growth at a rate that outpaces the Company’s ability to install new capacity. Additional information concerning the factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report and also in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2009, including Item 1A, "Risk Factors" and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," as well as the Company’s 2009 Annual Report, including under the headings "Forward-Looking Statements," "Market Risks," and "Outlook for Fiscal 2010" in Management's Discussion and Analysis. While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a materially adverse impact on its operating results and financial condition.

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent dealers and distributors. At July 31, 2009, the Company operated 11 manufacturing facilities and 9 service centers across the country.

The three-month period ended July 31, 2009 was the Company’s first quarter of its fiscal year that ends on April 30, 2010 (fiscal 2010). During the first quarter of fiscal 2010, the Company experienced a continuation of difficult housing market conditions that began during the Company’s 2007 fiscal year. In new construction, total housing starts were down 48% through July 2009 on a calendar year-to-date basis. In remodeling, calendar year-to-date sales of existing homes were down only 4%, but the gross private domestic investment in residential property as supplied by the Bureau of Economic Analysis declined by over 30% during the first half of calendar 2009. The Company believes that its remodeling sales decline was roughly in line with that of the market during the first quarter of fiscal 2010, while its decline in new construction sales was less than the market’s decline.

The Company believes the current housing environment continues to be adversely impacted by the combined impacts of inventory overhang, falling home prices, and the continued credit crunch. The Company believes these factors, and their associated media coverage, have contributed to a reduced ability and desire for buyers to obtain mortgage financing. The Company expects the short-term outlook for the housing economy will remain uncertain until the credit crunch is resolved and housing prices have stabilized.

Despite the present housing market downturn, the Company believes that the long-term fundamentals for the American housing industry continue to remain positive, based upon continued population growth, relatively low interest rates, and other favorable demographic trends. Based upon this belief, the Company has continued to invest in improving its operations and its capabilities to best service its customers. The Company remains focused on continuing to gain market share and has continued to invest in developing and launching new products while maintaining its product displays and related marketing collateral deployed with new customers in its new construction channel.

The Company believes that it continued to gain market share throughout fiscal 2009 and during the first quarter of fiscal 2010. The Company’s remodeling and new construction sales each declined by more than 20% during the first three months of fiscal 2010 as compared with the corresponding period of fiscal 2009, driven entirely by reduced market performance. The Company believes that the magnitude of its sales declines was less than that of the overall market.

During fiscal 2009, the Company announced its intention to realign its manufacturing network by closing two of its oldest manufacturing plants and suspending operations in a third. These initiatives were achieved during the first quarter of fiscal 2010.

The Company’s 11.7% gross margin rate for the first quarter of fiscal 2010 was well below the 15.9% gross margin generated in the first quarter of fiscal 2009. The reduction in the Company’s gross margin rate was driven by inefficiencies in overhead and labor costs that were driven by lower sales volumes, offset in part by lower fuel costs.

The Company regularly assesses its long-lived assets to determine if any impairment has occurred. Although the direction of the housing market and its resultant impact upon the Company’s performance is not presently positive, the Company continues to believe that the long-term fundamentals for the American housing industry, as discussed above, will support a growing and vibrant housing economy in the future. The Company does not believe that its long-lived assets pertaining to its 11 manufacturing plants or any of its other long-lived assets were impaired as of July 31, 2009.

In connection with its aforementioned manufacturing realignment, the Company expects that certain of the three manufacturing plants that have ceased production may be held for sale if management commits to a plan of disposal. At July 31, 2009, the aggregate net book value of the three plants which are scheduled to be permanently closed or suspended was $6.4 million. If these assets become held for sale, it is possible that an asset impairment charge could be recorded at that time if their estimated fair value is determined to be less than net book value.

The Company recorded restructuring charges during the first quarter of fiscal 2010 in connection with its plant closure activity. The net of tax impact of these charges was a loss of $1.6 million. Exclusive of these charges, the Company’s net loss from operations totaled $4.8 million for the first quarter of fiscal 2010, compared with net income earned during the prior fiscal year’s first quarter of $0.2 million.

Results of Operations

	Three Months Ended July 31
(in thousands)	2009	2008	Percent Change
Net Sales	$100,835	$139,153	(28%)
Gross Profit	11,834	22,060	(46%)
Selling and Marketing Expenses	13,349	15,568	(14%)
General and Administrative Expenses	6,227	6,542	(5%)

Net Sales.  Net sales were $100.8 million for the first quarter of fiscal 2010, a decrease of 28% as compared with the first quarter of fiscal 2009. Overall unit volume for the three-month period ended July 31, 2009 decreased by 25%, while average revenue per unit also declined by 4%.

Gross Profit.  Gross profit margin for the first quarter of fiscal 2010 was 11.7%, as compared with 15.9% for the same period of fiscal 2009. Overhead and labor costs increased by a combined 6.0% of net sales in the first quarter of fiscal 2010 as compared with the comparable prior year period, driven by the impact of lower sales volumes. These increased costs were partially offset by reduced freight costs of 1.2% of net sales and lower material costs of 0.5% of net sales, both of which were driven primarily by a reduction in fuel costs.

Selling and Marketing Expenses.  Selling and Marketing expenses were 13.2% of sales in the first quarter of fiscal 2010, up from 11.2% in the first quarter of the prior year. Sales and marketing costs were reduced by $2.2 million or 14% from prior year levels, due primarily to lower compensation and headcount-related costs. Sales and marketing costs increased in relation to sales because the magnitude of the sales decline exceeded that of the expense reduction.

General and Administrative Expenses.  General and Administrative expenses were 6.2% of sales in the first quarter of fiscal 2010, compared with 4.7% of sales in the first quarter of the prior year. As with sales and marketing expenses, the Company reduced its general and administrative costs by 5%, but this cost reduction was lower in magnitude than the decline in sales. As of July 31, 2009, the Company had receivables from customers with a higher perceived level of risk aggregating $1.5 million, of which $0.7 million had been reserved for potential uncollectibility.

Effective Income Tax Rates. The Company’s effective income tax rate for the first quarter of fiscal 2010 was 37.5%, compared with 26.0% in the comparable period of fiscal 2009. The increased tax rate primarily reflected the swing from income to a loss, as well as the expectation that benefits from the Federal Job Credits and Domestic Production Deductions may not be realized in fiscal 2010.

Outlook.  The Company expects the continuing impact of tighter credit conditions and falling real estate prices will cause the remodeling and new construction markets to remain subdued until these conditions are resolved. The Company expects that it will continue to gain market share during fiscal 2010, causing its sales to decline at a lower rate than that of the overall market.

LIQUIDITY AND CAPITAL RESOURCES

On July 31, 2009, the Company’s cash and cash equivalents totaled $72.8 million, down from $82.8 million at April 30, 2009. At July 31, 2009, total short-term and long-term debt was $27.2 million, nearly unchanged from its balance at April 30, 2009. The Company’s ratio of long-term debt to total capital was 11.7% at July 31, 2009 compared to 11.5% at April 30, 2009.

The Company’s main source of liquidity is its existing cash balance, coupled with cash generated from operating activities consisting of net earnings adjusted for non-cash operating items, primarily depreciation, amortization and non-cash stock-based compensation expense, and changes in operating assets and liabilities such as receivables, inventories, and payables.

Cash provided/(used) by operating activities in the first three months of fiscal 2010 was ($6.7) million, compared with $10.6 million in the comparable period of fiscal 2009. The reduction in cash provided from operations was primarily attributable to the $6.6 million decline in net income, combined with increased payments made for severance, income taxes, and performance-based bonuses accrued in the prior fiscal year totaling $7.8 million.

The Company’s primary investing activities are capital expenditures and investments in promotional displays. Net cash used by investing activities in the first three months of fiscal 2010 was $2.4 million, $0.9 million lower than in the comparable period of fiscal year 2009, as the Company’s investments in both capital expenditures and promotional displays were reduced. Capital expenditures made in both three-month periods of fiscal 2009 and 2010 did not reflect any new plant construction activities. The Company expects its investments in capital expenditures and promotional displays for fiscal 2010 will approximate the total invested in fiscal 2009.

During the first three months of fiscal 2010, net cash used by financing activities was $1.0 million, compared with net cash used in the comparable period of fiscal 2009 of $3.9 million. The primary use of cash during the first quarter of fiscal 2010 was to return cash to the Company’s shareholders in the form of dividends in the amount of $1.3 million as well as debt repayments of $0.1 million, offset in part by proceeds received from stock option transactions of $0.4 million. The use of cash during the comparable period of fiscal 2009 related primarily to stock repurchases of $2.4 million and dividend payments of $1.3 million.

The Company made no repurchases of its common stock during the first three months of fiscal 2010 and had $93.2 million of remaining stock repurchases authorized by its Board of Directors as of July 31, 2009.

The Company’s cash position, coupled with expected cash flow and available borrowing capacity on the Company’s $25 million line of credit is expected to be more than sufficient to meet forecasted working capital requirements, service existing debt obligations, and fund capital expenditures for the remainder of fiscal 2010.

The Company amended its primary credit facility in June 2009.  The amended facility maintained the Company’s $10 million term loan that expires in December 2012 and amended the Company’s $25 million revolving line of credit. The amended line of credit is now secured by the Company's inventories and receivables and expires in December 2011. The amended credit facility also requires the Company to maintain a minimum of $35 million in cash on hand and contains certain other limitations on the Company's ability to increase its dividend and repurchase its common stock.

The timing of the Company’s contractual obligations as of April 30, 2009 is summarized in the table below.

	FISCAL YEARS ENDED APRIL 30
(in thousands)	Total Amounts	2010	2011–2012	2013–2014	2015 and Thereafter
Term credit facility	$10,000	$—	$—	$10,000	$—
Economic development loans	3,524	—	—	—	3,524
Term loans	5,114	366	805	761	3,182
Capital lease obligations	8,696	493	1,015	1,057	6,131
Interest on long-term debt(a)	3,708	586	1,108	751	1,263
Operating lease obligations	18,177	4,495	5,820	3,512	4,350
Pension contributions (b)	25,117	—	7,346	17,771	—

Total	$74,336	$5,940	$16,094	$33,852	$18,450

(a)

Interest commitments under interest bearing debt consists of interest under the Company’s primary loan agreement and other term loans and capitalized lease agreements. The Company’s term credit facility includes a $10 million term note that bears a variable interest rate determined by the London Interbank Offered Rate (LIBOR) plus a spread. At April 30, 2009, that spread was between .50% and .675%. Effective June 10, 2009, the spread may range from 1.25% to 2.50%, based on the Company’s consolidated leverage ratio. Interest under other term loans and capitalized lease agreements is fixed at rates between 2% and 6%. Interest commitments under interest bearing debt for the Company’s term credit facility is at LIBOR plus the spread as of April 30, 2009, throughout the remaining term of the agreement.

(b)

The estimated cost of the Company’s two defined benefit pension plans are determined annually based upon the discount rate and other assumptions at fiscal year end. Future pension funding contributions beyond 2014 have not been determined at this time.

Dividends Declared

On August 27, 2009, the Board of Directors approved a $.09 per share cash dividend on its common stock. The cash dividend will be paid on September 28, 2009 to shareholders of record on September 14, 2009.

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

Critical Accounting Policies

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to the Company’s critical accounting policies as disclosed in the Company’s 2009 Annual Report, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures of Market Risk

As of July 31, 2009, the Company had a $10 million term loan which bears interest at the London InterBank Offered Rate (LIBOR) (0.65% at July 31, 2009) plus a spread (1.25% at July 31, 2009) based on the ratio of total funded indebtedness to earnings before deduction of interest and taxes, plus depreciation, amortization and non-cash employee compensation (consolidated EBITDA). All other borrowings of the Company carry a fixed interest rate between 2% and 6%. See additional disclosures regarding market risk under Item 7A “Quantitative and Qualitative Disclosures of Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

Item 4.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 31, 2009. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the design and operating effectiveness of the Company's disclosure controls and procedures are effective and that there have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the business. The Company does not have any litigation that does not constitute ordinary, routine litigation to its business

Item 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in the Company’s 10-K for the year ended April 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has $93.2 million remaining authorized by its Board of Directors to repurchase shares of its common stock. The Company did not repurchase its common stock during the first quarter of fiscal 2010.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of American Woodmark Corporation held on August 27, 2009, the holders of 12,839,845 of the total 14,110,919 shares of common stock outstanding and eligible to vote duly executed and delivered valid proxies. The shareholders approved the two items outlined within the Company’s Proxy Statement that was solicited to shareholders and reported to the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

The following items were approved at the Company’s Annual Meeting:

	Votes	Votes	Votes	Votes
	"FOR"	"AGAINST"	"ABSTAINED"	"NON-VOTES"

1. Election of the Board of Directors:
William F. Brandt, Jr.	12,753,135	84,424	2,286	—
Andrew B. Cogan	12,750,232	87,309	2,304	—
Martha M. Dally	10,934,059	1,905,309	477	—
James G. Davis, Jr.	12,786,583	49,934	3,328	—
Kent B. Guichard	12,741,326	95,473	3,046	—
Daniel T. Hendrix	10,968,375	1,868,142	3,328	—
Kent J. Hussey	12,732,746	104,708	2,391	—
Carol B. Moerdyk	12,738,067	101,439	339	—

2. Ratification of Selection of Independent
Registered Public Accounting Firm	12,815,665	16,391	7,789	—

As the members of the Board of Directors were elected individually, the aforementioned tallies pertaining to re-election represent a range of affirmative and negative votes. All but two of the directors of the Board, Mr. Gosa and Mr. McKane stood for re-election. There were no other directors whose term of office continued after the meeting.

Item 5.	Other Information

On August 27, 2009, the Company’s Board of Directors approved the amendment and restatement of the Company’s Bylaws effective of that date to decrease the size of its board of directors from ten to eight, as a result of Mr. Gosa and Mr. McKane not standing for re-election. This change is contained in Article I, Section 2, of the Company’s Bylaws which are attached as an exhibit to this Form 10-Q.

On August 27, 2009, the Company’s Board of Directors amended the Company’s 2006 Non-Employee Director’s Equity Ownership Plan to enable directors to receive awards of restricted stock units. The Board of Directors also approved awards of 2,500 restricted stock unit awards to each non-employee director.  Each award is subject to service-based vesting conditions. The awards become fully vested if the directors remain as members of the Company’s Board of Directors from the grant date through August 15, 2011.

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

3.2		Bylaws – as amended and restated August 27, 2009 (filed herewith).

10.1

Amended and Restated Credit Agreement as of June 10, 2009, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 11, 2009; Commission File No. 000-14798).

10.2		Security Agreement, dated as of June 10, 2009, between the Company and Bank of America, N.A. (Filed Herewith).

10.3		Amendment to 2004 Stock Incentive Plan for Employees, dated as of June 16, 2009 (Filed Herewith).*

10.4		Amendment to 2006 Non-Employees Directors Equity Ownership Plan, dated as of August 27, 2009 (Filed Herewith).*

10.5		Form of Grant Letter used in connection with awards of time-based restricted stock units granted under the Company’s Amended and Restated 2004 Stock Incentive Plan for Employees (Filed Herewith).*

10.6

Form of Grant Letter used in connection with awards of performance-based restricted stock units granted under the Company’s Amended and Restated 2004 Stock Incentive Plan for Employees (Filed Herewith).*

10.7		Form of Grant Letter used in connection with awards of time-based restricted stock units granted under the Company’s 2006 Non-Employees Directors Equity Ownership Plan (Filed Herewith).*

31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1		Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

                                 *Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION (Registrant)

/s/ Jonathan H. Wolk
Jonathan H. Wolk Vice President and Chief Financial Officer

Date: September 1, 2009 Signing on behalf of the registrant and as principal financial and accounting officer

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

3.2		Bylaws – as amended and restated August 27, 2009 (filed herewith).

10.1

Amended and Restated Credit Agreement as of June 10, 2009, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 11, 2009; Commission File No. 000-14798).

10.2		Security Agreement, dated as of June 10, 2009, between the Company and Bank of America, N.A. (Filed Herewith).

10.3		Amendment to 2004 Stock Incentive Plan for Employees, dated as of June 16, 2009 (Filed Herewith).*

10.4		Amendment to 2006 Non-Employees Directors Equity Ownership Plan, dated as of August 27, 2009 (Filed Herewith).*

10.5		Form of Grant Letter used in connection with awards of time-based restricted stock units granted under the Company’s Amended and Restated 2004 Stock Incentive Plan for Employees (Filed Herewith).*

10.6

Form of Grant Letter used in connection with awards of performance-based restricted stock units granted under the Company’s Amended and Restated 2004 Stock Incentive Plan for Employees (Filed Herewith).*

10.7		Form of Grant Letter used in connection with awards of time-based restricted stock units granted under the Company’s 2006 Non-Employees Directors Equity Ownership Plan (Filed Herewith).*

31.1		Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2		Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1		Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

                                 *Management contract or compensatory plan or arrangement.