Form 10-Q
period 2009-10-31
AMERICAN WOODMARK CORP
filed 2009-12-03
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ____    No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer X
Non-accelerated filer ____ (Do not check if a smaller reporting company)	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ___  No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 25, 2009, 14,148,921 shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION	NUMBER

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets--October 31, 2009 and April 30, 2009	3

	Condensed Consolidated Statements of Operations--Three months ended October 31, 2009 and 2008; Six months ended October 31, 2009 and 2008	4

	Condensed Consolidated Statements of Cash Flows--Six months ended October 31, 2009 and 2008	5

	Notes to Condensed Consolidated Financial Statements--October 31, 2009	6-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-17

Item 3.	Quantitative and Qualitative Disclosures of Market Risk	18

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

SIGNATURES		20

PART I.  FINANCIAL INFORMATION
Item 1.
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	October 31,	April 30,
	2009	2009
ASSETS

Current Assets
Cash and cash equivalents	$69,391	$82,821
Customer receivables, net	31,003	26,944
Inventories	26,525	32,684
Income taxes receivable and other	7,136	1,789
Deferred income taxes	6,325	9,300
Total Current Assets	140,380	153,538

Property, plant, and equipment, net	122,695	132,928
Promotional displays, net	10,735	12,793
Deferred income taxes	7,617	1,393
Other assets	5,417	3,085
	$286,844	$303,737

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$14,881	$15,070
Accrued compensation and related expenses	17,888	24,909
Current maturities of long-term debt	866	859
Accrued marketing expenses	7,678	7,080
Other accrued expenses	8,404	10,249
Total Current Liabilities	49,717	58,167

Long-term debt, less current maturities	26,175	26,475
Defined benefit pension liabilities	14,766	12,900
Other long-term liabilities	3,466	2,513

Shareholders’ Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	--	--
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding 14,148,921 shares at October 31, 2009; 14,094,449 shares at April 30, 2009	84,980	82,293
Retained earnings	122,015	136,074
Accumulated other comprehensive loss -
Defined benefit pension plans	(14,275)	(14,685)

Total Shareholders’ Equity	192,720	203,682
	$286,844	$303,737

See accompanying notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31		October 31
	2009	2008	2009	2008

Net sales	$104,068	$134,939	$204,903	$274,092
Cost of sales and distribution	91,399	115,471	180,400	232,564
Gross Profit	12,669	19,468	24,503	41,528

Selling and marketing expenses	14,510	15,122	27,859	30,691
General and administrative expenses	6,380	5,435	12,607	11,976
Restructuring charges	233	--	2,787	--
Operating Loss	(8,454)	(1,089)	(18,750)	(1,139)

Interest expense	166	192	335	375
Other income	(173)	(520)	(388)	(964)
Loss Before Income Taxes	(8,447)	(761)	(18,697)	(550)

Income tax benefit	(3,168)	(280)	(7,012)	(226)

Net Loss	$(5,279)	$(481)	$(11,685)	$(324)

Net Loss Per Share

Weighted average shares outstanding
Basic	14,138,091	14,031,376	14,125,859	14,050,490
Diluted	14,138,091	14,031,376	14,125,859	14,050,490

Net loss per share
Basic	$(0.37)	$(0.03)	$(0.83)	$(0.02)
Diluted	$(0.37)	$(0.03)	$(0.83)	$(0.02)

Cash dividends per share	$0.09	$0.09	$0.18	$0.18

See accompanying notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	October 31
	2009	2008

Operating Activities
Net loss	$(11,685)	$(324)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	16,154	17,129
Net loss on disposal of property, plant, and equipment	35	116
Stock-based compensation expense	2,263	2,460
Deferred income taxes	(4,138)	(1,970)
Pension contributions (in excess) less than expense	2,501	(344)
Tax (benefit) deficit from stock-based compensation	(119)	151
Other non-cash items	(603)	(1,289)
Changes in operating assets and liabilities:
Customer receivables	(4,000)	(4,470)
Inventories	6,398	5,546
Income taxes receivable and other assets	(5,335)	713
Accounts payable	(189)	(3,455)
Accrued compensation and related expenses	(7,045)	(2,037)
Other accrued expenses	(675)	4,280
Net Cash Provided (Used) by Operating Activities	(6,438)	16,506

Investing Activities
Payments to acquire property, plant, and equipment	(1,590)	(2,410)
Proceeds from sales of property, plant, and equipment	92	64
Investment in promotional displays	(3,097)	(4,644)
Net Cash Used by Investing Activities	(4,595)	(6,990)

Financing Activities
Payments of long-term debt	(293)	(316)
Proceeds from issuance of common stock	318	60
Repurchases of common stock	--	(2,457)
Payment of dividends	(2,541)	(2,529)
Tax benefit (deficit) from stock-based compensation	119	(151)

Net Cash Used by Financing Activities	(2,397)	(5,393)

Net Increase (Decrease) In Cash And Cash Equivalents	(13,430)	4,123

Cash And Cash Equivalents, Beginning of Period	82,821	56,932

Cash And Cash Equivalents, End of Period	$69,391	$61,055

See accompanying notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended October 31, 2009 are not necessarily indicative of the results that may be expected for the year ended April 30, 2010.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended April 30, 2009.  The Company has evaluated subsequent events for potential recognition and/or disclosure through December 3, 2009, the date the condensed consolidated financial statements included in this quarterly report on Form 10-Q were filed with the SEC.

NOTE B--NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 105, “Generally Accepted Accounting Principles,” (ASC 105). ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP).  References made to FASB guidance throughout this document have been updated for the Codification.

In May 2009, the Company adopted the accounting principles established by FSP 157-2, “Partial Deferral of the Effective Date of SFAS 157,” which is now part of ASC 820, “Fair Value Measurements and Disclosures,” (ASC 820).  This guidance delayed the effective date of ASC 820 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities.   Adoption of ASC 820 has had no impact upon the Company’s results of operations or its financial position; however, the adoption of ASC 820 resulted in expanded disclosure within the Notes to Condensed Consolidated Financial Statements.

In December 2007, the FASB issued guidance now codified as ASC 805, “Business Combinations,” (ASC 805) and ASC 810, “Consolidation,” (ASC 810).  ASC 805 modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination.  ASC 810 established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  ASC 805 and ASC 810 were each adopted by the Company on May 1, 2009.  These adoptions have had no impact upon the Company’s results of operations or financial position.

In March 2008, the FASB issued guidance now codified as ASC 815, “Derivatives and Hedging,” (ASC 815).  ASC 815 is intended to improve financial reporting by requiring enhanced disclosures for derivative instruments and hedging activities to enable investors to better understand how derivative instruments are accounted for under ASC 815 and their effects on an entity’s financial position, financial performance and cash flows.  ASC 815 was adopted by the Company on May 1, 2009.  This adoption did not impact the Company’s results of operations or financial position.

In December 2008, the FASB issued FSP 132R-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets,” which is now part of ASC 715, “Compensation-Retirement Plans,” (ASC 715).  This guidance is effective for financial statements issued for fiscal years ending after December 15, 2009.  ASC 715 requires companies to disclose how pension plan asset investment allocations are made, the major categories of the plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets.  The adoption of the transition guidance in ASC 715 is not expected to have a significant impact on the Company’s results of operations or financial position.

NOTE C--COMPREHENSIVE LOSS

The Company’s comprehensive loss was $5.5 million and $12.1 million for the three months and six months ended October 31, 2009, respectively, and $0.4 million and $0.1 million for the three months and six months ended October 31, 2008, respectively.  Comprehensive loss differs from net loss due to the changes in the pension and postretirement benefits liability.  See Note J “Pension Benefits” for more information regarding the Company’s pension and post-retirement benefits costs.

NOTE D--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31		October 31
(in thousands, except per share amounts)	2009	2008	2009	2008
Numerator used for both basic and diluted earnings per share:
Net loss	$(5,279)	$(481)	$(11,685)	$(324)

Denominator:
Denominator for basic earnings per share-weighted average shares	14,138	14,031	14,126	14,050

Effect of dilutive securities:
Stock options and restricted stock units	--	--	--	--

Denominator for diluted earnings per share-weighted average shares and assumed conversions	14,138	14,031	14,126	14,050

Net loss per share
Basic	$(0.37)	$(0.03)	$(0.83)	$(0.02)
Diluted	$(0.37)	$(0.03)	$(0.83)	$(0.02)

Dilutive securities have not been considered in the calculation of net loss per share for the three months and six months ended October 31, 2009 and 2008, as the effect would be anti-dilutive.

NOTE E--STOCK-BASED COMPENSATION

The Company has various stock compensation plans.  During the quarter ended October 31, 2009, the Board of directors of the Company granted a total 17,500 service-based restricted stock units to non-employee directors.  These awards entitle the recipient to receive one share of the Company’s common stock per unit granted if he or she remains on the board through August 15, 2011.  During the six months ended October 31, 2009, the Board of Directors of the Company also approved grants of non-statutory stock options and performance and service-based restricted stock units to key employees. The employee non-statutory stock options totaled 120,000 shares of the Company’s common stock with a weighted average exercise price of $24.73 per share. The options vest evenly over a three-year period and have ten-year contractual terms. The employee performance-based restricted stock units totaled 128,325 units and the employee and non-employee directors service-based restricted stock units totaled 64,425 units.  The performance-based restricted stock units entitle the recipients to receive one share of the Company’s common stock per unit granted if certain performance conditions are met and the recipient remains employed with the Company until the units vest.  The service-based units entitle the recipient to receive one share of the Company’s common stock per unit granted if they remain employed with the Company until the units vest.

Total compensation expense related to stock-based awards during the three-month periods ended October 31, 2009 and 2008 was $1.1 million and $1.3 million, respectively, and for the six-month periods ended October 31, 2009 and 2008 was $2.3 million and $2.5 million, respectively.  For the three-month and six-month periods ended October 31, 2009 and 2008, stock-based compensation expense was allocated as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
(in thousands)	2009	2008	2009	2008
Cost of sales and distribution	$247	$293	$458	$569
Selling and marketing expenses	286	318	527	617
General and administrative expenses	614	651	1,278	1,274
Stock-based compensation expense	$1,147	$1,262	$2,263	$2,460

NOTE F--CUSTOMER RECEIVABLES

The components of customer receivables were:

	October 31,	April 30,
(in thousands)	2009	2009
Gross customer receivables	$33,392	$29,672
Less:
Allowance for doubtful accounts	(516)	(536)
Allowance for returns and discounts	(1,873)	(2,192)

Net customer receivables	$31,003	$26,944

NOTE G--INVENTORIES

The components of inventories were:
	October 31,	April 30,
(in thousands)	2009	2009
Raw materials	$8,105	$11,012
Work-in-process	19,572	22,961
Finished goods	8,768	8,853

Total FIFO inventories	$36,445	$42,826

Reserve to adjust inventories to LIFO value	(9,920)	(10,142)

Total LIFO inventories	$26,525	$32,684

For the six-month periods ended October 31, 2009 and 2008, the gain recognized by the Company related to the liquidation of LIFO based inventories was not material.  Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Since these items are estimated, interim results are subject to the final year-end LIFO inventory valuation.

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

The following is a reconciliation of the Company’s warranty liability:

	Six Months Ended
	October 31
(in thousands)	2009	2008
Beginning balance at May 1	$2,048	$2,428
Accrual	2,607	4,381
Settlements	(3,248)	(4,587)

Ending balance at October 31	$1,407	$2,222

NOTE I--CASH FLOW

Supplemental disclosures of cash flow information:
	Six Months Ended
	October 31
(in thousands)	2009	2008
Cash paid during the period for:
Interest	$239	$324
Income taxes	$2,300	$306

NOTE J--PENSION BENEFITS

Net periodic pension cost consisted of the following for the three months and six months ended October 31, 2009 and 2008.

	Three Months Ended		Six Months Ended
	October 31		October 31
(in thousands)	2009	2008	2009	2008

Service cost	$830	$1,107	$1,660	$2,214
Interest cost	1,405	1,333	2,810	2,665
Expected return on plan assets	(1,320)	(1,531)	(2,641)	(3,062)
Amortization of net loss	314	78	628	157
Amortization of prior service cost	22	32	44	65

Net periodic pension cost	$1,251	$1,019	$2,501	$2,039

Employer Contributions

Under the requirements of the Pension Protection Act of 2006, the Company is not required to make a mandatory contribution to the pension plans during fiscal 2010.  Accordingly, no contributions were made to these plans during the six months ended October 31, 2009.

During the quarter ended October 31, 2008, the Company terminated its retiree medical benefits plan and recognized a $608,000 gain on settlement of the plan.  The gain was recorded as a reduction of general and administrative expenses.

NOTE K – RESTRUCTURING CHARGES

In the fourth quarter of fiscal 2009, the Company announced a restructuring plan that committed to the closing of two of the Company’s manufacturing plants, which are located in Berryville, Virginia, and Moorefield, West Virginia, and suspending operations in a third manufacturing plant located in Tahlequah, Oklahoma. These actions were completed during the first quarter of fiscal 2010.  This initiative impacted approximately 600 employees. The continuing housing slump led to the decision to reduce production capacity.  These initiatives were intended to increase the Company’s utilization rates and decrease overhead costs within the Company’s manufacturing operations.  In addition to these initiatives, the Company made other staffing reductions during the fourth quarter of fiscal 2009. The Company expects to incur total pre-tax exit costs of $16.1 million related to this shut-down initiative and staffing reductions, including severance and separation costs of $8.0 million, pension curtailments of $0.1 million, and $8.0 million for equipment, inventory, and facilities-related expenses.  During fiscal 2009, the Company recognized $9.7 million of these costs in restructuring charges. During the six months ended October 31, 2009, the Company recognized $2.2 million of severance and separation costs and $0.6 million relating to equipment, inventory, and facilities-related expenses in restructuring charges.  Most of the remaining estimated costs to be incurred relate to Management’s estimate of the shortfall in fair value of the idled Tahlequah plant for which future utilization plans have not yet been determined.

A reserve for restructuring charges in the amount of $760 thousand is included in the Company’s consolidated balance sheet as of October 31, 2009, which relates to employee termination costs.

The following is a summary of the restructuring reserve balance as of October 31, 2009:

2009 RESTRUCTURING PLAN
(in thousands)

Restructuring reserve balance as of April 30, 2009	$5,140
Additions	1,657
Payments	(6,037)
Reserve balance as of October 31, 2009	$760

The Company has a total of four manufacturing plants that were idled in 2008 and 2009.  Three of these plants have been classified as held for sale.  The Company believes that the $2.3 million net book value of these three plants is fully recoverable.  These assets are included in Other Assets on the Company’s balance sheet at October 31, 2009.  The Company has not yet determined how its idled manufacturing plant in Tahlequah, Oklahoma will be utilized in the future.  Accordingly, this asset continues to be classified as Property, Plant and Equipment on the Company’s balance sheet, and continues to be depreciated at a rate of $120 thousand per quarter.

NOTE L—FAIR VALUE MEASUREMENTS

The Company’s hierarchy of fair value measurement of its assets is as follows:

Level 1- This level is defined as quoted prices in active markets for identical assets or liabilities. The  Company’s cash equivalents are invested in money market funds that are either insured by the US Treasury or invested in United States Treasury instruments. The Company’s mutual fund investment assets represent contributions made and invested on behalf of the Company’s named executive officers in a supplementary employee retirement plan.

Level 2 — This level is defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company has no level 2 assets or liabilities.

Level 3 — This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no level 3 assets or liabilities.

The following table summarizes the fair values of assets that are recorded in the Company’s condensed consolidated financial statements as of October 31, 2009 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of October 31, 2009

	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$36,174
Mutual funds	1,324	$--	$--

Total assets at fair value	$37,498	$--	$--

The carrying amounts of the Company’s cash and cash equivalents, customer receivables, accounts payable, and long-term debt approximate fair value.

NOTE M --DEBT

On December 2, 2009, the Company terminated its primary credit facility with Bank of America, N.A. and entered into a $35 million secured revolving line of credit agreement with Wells Fargo Bank, N.A.

The Bank of America facility was secured by the Company’s accounts receivable and inventory and included a $10 million term note due December 13, 2012 and a $25 million revolving line of credit with a maturity date of December 13, 2011.

The new credit agreement with Wells Fargo Bank is secured by cash and other specified investments held in certain of the Company’s accounts with Wells Fargo Bank.  The Company can borrow up to $35 million under the new agreement; however, the Company’s aggregate debt with Wells Fargo Bank cannot exceed the collateral value of the Company’s cash and specified investments held in the pledged accounts with Wells Fargo Bank.  The Company used the Wells Fargo credit line to pay off the $10 million term loan with Bank of America.  The new line of credit expires December 31, 2012.  Under this agreement, the Company must maintain a prescribed ratio of total liabilities to tangible net worth and comply with other customary affirmative and negative covenants.  The new credit agreement does not limit the Company’s ability to pay cash dividends or repurchase its common stock as long as the Company maintains the required ratio of total liabilities to tangible net worth.

There was no gain or loss realized in terminating the Company’s credit agreement with Bank of America, N.A. or with entering into the new agreement with Wells Fargo, Bank, N.A.

NOTE N--OTHER INFORMATION

The Company is involved in suits and claims in the normal course of business, including product liability and general liability claims, in addition to claims pending before the EEOC.  On at least a quarterly basis, the Company consults with its legal counsel to ascertain the reasonable likelihood that such claims may result in a loss.  As required by the provisions of ASC 450, “Contingencies,”  the Company categorizes the various suits and claims into three categories according to their likelihood for resulting in potential loss; those that are probable (i.e., more likely than not), those that are reasonably possible, and those that are deemed to be remote.  Where losses are deemed to be probable and estimable, accruals are made. Where losses are deemed to be reasonably possible or remote, a range of loss estimates is determined.  Where no loss estimate range can be made, the Company and its counsel perform a worst case estimate. In determining these loss range estimates, the Company considers known values of similar claims and consultation with independent counsel.

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible were not material as of October 31, 2009.

NOTE O--SUBSEQUENT EVENTS

On November 19, 2009, the Board of Directors approved a $.09 per share cash dividend on its common stock.  The cash dividend will be paid on December 21, 2009, to shareholders of record on December 7, 2009.

On December 2, 2009, the Company terminated its secured $35 million credit facility with Bank of America, N.A. and entered into a new secured $35 million revolving credit agreement with Wells Fargo Bank, N.A. (see Note M).

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

Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts.  These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  In most cases, the reader can identify these forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “would,” “could,” “plan,” “may” or other similar words.  Forward-looking statements contained in this report, including in Management’s Discussion and Analysis are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements.  In addition, the Company participates in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings or deterioration in financial condition.  These include (1) overall industry demand at reduced levels, (2) economic weakness in a specific channel of distribution, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, (5) a dramatic increase to the cost of diesel fuel and/or transportation related services, (6) the need to respond to price or product initiatives launched by a competitor, (7) the Company’s ability to successfully implement initiatives related to increasing market share, new products, maintaining and increasing its sales force and new product displays, and (8) sales growth at a rate that outpaces the Company’s ability to install new capacity.  Additional information concerning the factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report and also in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2009, including Item 1A, "Risk Factors" and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," as well as the Company’s 2009 Annual Report, including under the headings "Forward-Looking Statements," "Market Risks," and "Outlook for Fiscal 2010" in Management's Discussion and Analysis.  While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a materially adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes, speaks only as of the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent dealers and distributors.  At October 31, 2009, the Company operated 11 manufacturing facilities and 9 service centers across the country.

The three-month period ending October 31, 2009 was the Company’s second quarter of its fiscal year that ends on April 30, 2010 (fiscal 2010).  During the second quarter of fiscal 2010, the Company experienced a continuation of difficult housing market conditions that began during the Company’s 2007 fiscal year.    In new construction, housing starts were down 44% on a calendar year-to-date basis, while in the remodeling market, year-to-date sales of existing homes were slightly ahead of the prior year’s low levels through October 2009. Although existing home sales have begun to rise, the combination of weak consumer confidence and continuing job losses in the US economy have contributed to a decline of more than 20% in large ticket remodeling projects such as cabinetry during calendar year 2009.

The Company believes that it continued to gain market share throughout fiscal 2009 and during the first half of fiscal 2010.  The Company experienced sales declines in each of its sales channels that approximated its overall sales decline of 25% during the first six months of fiscal 2010 compared with the corresponding period of fiscal 2009, driven entirely by reduced market performance.  The Company believes that its sales decline in new construction was less than that of the overall construction market, and that its drop in remodeling sales was in line with the remodeling market’s decline.

The Company believes the current housing environment continues to be adversely impacted by the combined impacts of economic uncertainty, home prices that continue to be lower than one year ago and the continued credit crunch.  The Company believes these factors, and their associated media coverage, have contributed to a reduced ability and desire for buyers to obtain mortgage financing.  The Company expects the short-term outlook for the housing economy will remain uncertain until the credit crunch is resolved and housing prices have stabilized.

Despite the present housing market downturn, the Company believes that the long-term fundamentals for the American housing industry continue to remain positive, based upon continued population growth and new household formation, low interest rates, and other favorable demographic trends. Based upon this belief, the Company has continued to invest in improving its operations and its capabilities to best service its customers. The Company remains focused on gaining market share and has continued to invest in developing and launching new products while maintaining its product displays and related marketing collateral deployed with its customers.

During fiscal 2009, the Company announced its intention to realign its manufacturing network by closing two of its oldest manufacturing plants and suspending operations in a third. These initiatives were achieved during the first quarter of fiscal 2010.

The Company’s gross margin rate for the second quarter of fiscal 2010 was 12.2%, down from 14.4% in the second quarter of fiscal 2009.  The Company’s gross margin rate for the first six months of fiscal 2010 was 12.0%, down from 15.2% in the comparable period of the prior fiscal year. The reductions in the Company’s gross margin rate during the three and six month periods ended October 31, 2009, as compared with prior year, were primarily driven by inefficiencies in overhead and labor costs that were driven by lower sales volumes, offset in part by lower fuel costs and materials costs, and by reduced overhead costs generated by the plant closures.

The Company regularly assesses its long-lived assets to determine if any impairment has occurred.  Although the direction of the housing market and its resultant impact upon the Company’s performance is not presently positive, the Company continues to believe that the long-term fundamentals for the American housing industry, as discussed above, will support a growing and vibrant housing economy in the future. The Company does not believe that its long-lived assets pertaining to its 11 manufacturing plants or any of its other long-lived assets were impaired as of October 31, 2009.

In connection with its aforementioned manufacturing realignment, the Company has listed for sale two of the three manufacturing plants that ceased production in 2009. The aggregate net book value of these assets, along with assets pertaining to a plant which ceased operation in fiscal year 2008, was $2.3 million at October 31, 2009. These assets are classified as held for sale and included in the Company’s “Other Assets” in its October 31, 2009 balance sheet.   The Company’s facility in which production was suspended had a net book value of $5.4 million at October 31, 2009 and is not for sale.  If this facility were to become held for sale, it is possible that an asset impairment charge could be recorded at that time if the facility’s estimated fair value was determined to be less than its net book value.

The Company recorded restructuring charges during the second quarter of fiscal 2010 in connection with its plant closure activity. The net of tax impact of these charges was a loss of $0.1 million.  Exclusive of these charges, the Company’s net loss from operations totaled $5.1 million for the second quarter of fiscal 2010, compared with net loss during the prior fiscal year’s second quarter of $0.5 million.  During the first half of fiscal 2010 the net of tax impact of the restructuring charges was a loss of $1.7 million.  Exclusive of these charges, the Company’s net loss from operations totaled $9.9 million for the first half of fiscal 2010.

The Company generated a net loss inclusive of restructuring charges for the second quarter of fiscal 2010 of $5.3 million, compared to net loss of $0.5 million during the second quarter of fiscal 2009.  The Company generated a net loss inclusive of restructuring charges of $11.7 million for the first six months of fiscal 2009, compared with net loss of $0.3 million in the first six months of fiscal 2009.

Results of Operations

	Three Months Ended			Six Months Ended
	October 31			October 31
			Percent			Percent
(in thousands)	2009	2008	Change	2009	2008	Change

Net Sales	$104,068	$134,939	(23%)	$204,903	$274,092	(25%)
Gross Profit	12,669	19,468	(35%)	24,503	41,528	(41%)
Selling and Marketing Expenses	14,510	15,122	(4%)	27,859	30,691	(9%)
General and Administrative Expenses	6,380	5,435	17%	12,607	11,976	5%

Net Sales.  Net sales were $104.1 million for the second quarter of fiscal 2010, a decrease of 23% as compared with the second quarter of fiscal 2009.  For the first six months of fiscal 2010, net sales were $204.9 million, reflecting a decrease of 25% compared with the same period of fiscal 2009.  Unit volume decreased by 21% and 23% compared with the second quarter and first half of fiscal 2009, respectively.  Average revenue per unit also decreased by 3% during the three and six-month periods ended October 31, 2009 compared with prior year, driven primarily by changes in sales mix.

Gross Profit. Gross profit margin for the second quarter of fiscal 2010 was 12.2%, compared with 14.4% for the same period of fiscal 2009.  Gross profit margin was 12.0% for the first half of fiscal 2010, compared with 15.2% in the first half of fiscal 2009.  Labor and manufacturing overhead costs increased as a percentage of net sales by a combined 4.5% of sales in the second quarter and 5.2% of sales in the first half of fiscal 2010 compared with the comparable prior year periods, driven by the unfavorable impact of lower sales volumes upon labor productivity and overhead absorption. These increases were partially offset by the impact of reductions in freight and materials costs as a percentage of net sales by a combined 2.2% in the second quarter and 2.1% of net sales in the first half of fiscal 2010 compared with the comparable prior year periods.  The Company’s restructuring initiatives and lower sales volume caused manufacturing overhead costs to be reduced by $4.7 million and $8.8 million compared with the prior year’s second quarter and first half, respectively.

Selling and Marketing Expenses. Selling and marketing expenses for the second quarter of fiscal 2010 were $14.5 million or 13.9% of sales, compared with $15.1 million or 11.2% of sales for the same period in fiscal 2009.  For the first six months of fiscal 2010, selling and marketing costs were $27.9 million, or 13.6% of net sales, compared with $30.7 million, or 11.2% of net sales for the same period of fiscal 2009. Sales and marketing costs increased in relation to sales because the percentage decline in the Company’s sales exceeded that of the Company’s cost reductions.

General and Administrative Expenses.  General and administrative expenses for the second quarter of fiscal 2010 were $6.4 million or 6.1% of sales, compared with $5.4 million or 4.0% of sales for the same period in fiscal 2009.  For the first six months of fiscal 2010, general and administrative costs were $12.6 million, or 6.2% of net sales, compared with $12.0 million, or 4.4% of net sales for the same period of fiscal 2009.  The increase in general and administrative expenses during the second quarter was driven by the absence of a one-time credit realized during the prior year’s second quarter associated with the elimination of a retiree healthcare program and, to a lesser extent, by an increase in costs relating to the Company’s pay-for-performance program.  As of October 31, 2009, the Company had aggregate receivables from customers with a higher perceived level of risk of $1.3 million, of which $0.5 million had been reserved for potential uncollectibility.

Effective Income Tax Rates. The Company’s effective income tax rate for both the second quarter and first six months of fiscal year 2010 was 37.5% as compared with 36.8% and 41.0% in the comparable periods of fiscal 2009, respectively.

Outlook.  The Company expects the continuing negative impact of tighter credit conditions, falling real estate prices, job losses and economic uncertainty will cause the remodeling and new construction markets to remain subdued until these conditions are resolved.  The Company continues to expect that it will gain market share in fiscal 2010, causing its sales to decline at a lower rate than that of the overall market.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents totaled $69.4 million at October 31, 2009, down from $82.8 million at April 30, 2009.  At October 31, 2009, total short-term and long-term debt was $27.0 million, down slightly from $27.3 million at April 30, 2009.  The Company’s ratio of long-term debt to total capital was 12.0% at October 31, 2009 compared with 11.5% at April 30, 2009.

The Company’s main source of liquidity is cash and cash equivalents on hand and cash generated from operating activities.

Cash used by operating activities in the first half of fiscal 2010 was $6.4 million, compared with cash provided by operating activities of $16.5 million in the comparable period of fiscal 2009.  The $22.9 million reduction in cash provided from operations during the first half of fiscal 2010 compared with the first half of fiscal 2009 was primarily attributable to an $11 million increase in the Company’s net loss, as well as payments made for severance, income taxes, and performance-based bonuses that were almost entirely accrued in the prior fiscal year totaling $12 million.

The Company’s primary investing activities are capital expenditures and investments in promotional displays.  Net cash used for investing activities in the first half of fiscal 2010 was $4.6 million, or $2.4 million less than in the comparable period of the prior fiscal year.  The Company’s investments in both capital expenditures and promotional displays were reduced during fiscal 2010.  Capital expenditures made in both six-month periods of fiscal 2009 and 2010 did not include any new plant construction activities.  The Company expects its investments in capital expenditures and promotional displays for fiscal 2010 will approximate the total invested in fiscal 2009.

During the first half of fiscal 2010, net cash used by financing activities was $2.4 million, compared with net cash used in the comparable period of fiscal 2009 of $5.4 million.  The primary use of cash during the first half of fiscal 2010 was to return cash to the Company’s shareholders in the form of dividends in the amount of $2.5 million. The use of cash during the comparable period of fiscal 2009 related primarily to stock repurchases of $2.5 million and dividend payments of $2.5 million.

The Company made no repurchases of its common stock during the first half of fiscal 2010 and as of October 31, 2009 had $93.2 million of remaining stock repurchases authorized by its Board of Directors.

The Company’s cash position, coupled with expected cash flow and available borrowing capacity on the Company’s $35 million line of credit is expected to be more than sufficient to meet forecasted working capital requirements, service existing debt obligations, and fund capital expenditures for the remainder of fiscal 2010.

On December 2, 2009, the Company terminated its primary credit facility with Bank of America, N.A. and entered into a $35 million secured revolving line of credit agreement with Wells Fargo Bank, N.A.

The Bank of America facility was secured by the Company’s accounts receivable and inventory and included a $10 million term note due December 13, 2012 and a $25 million revolving line of credit with a maturity date of December 13, 2011.

The new credit agreement with Wells Fargo Bank is secured by cash and other specified investments held in certain of the Company’s accounts with Wells Fargo Bank.  The Company can borrow up to $35 million under the new agreement; however, the Company’s aggregate debt with Wells Fargo Bank cannot exceed the collateral value of the Company’s cash and specified investments held in the pledged accounts with Wells Fargo Bank.  The Company used the Wells Fargo credit line to pay off the $10 million term loan with Bank of America.  The new line of credit expires December 31, 2012.  Under this agreement, the Company must maintain a prescribed ratio of total liabilities to tangible net worth and comply with other customary affirmative and negative covenants.  The new credit agreement does not limit the Company’s ability to pay cash dividends or repurchase its common stock as long as the Company maintains the required ratio of total liabilities to tangible net worth.

There was no gain or loss realized in terminating the Company’s credit agreement with Bank of America, N.A. or with entering into the new agreement with Wells Fargo, Bank, N.A.

The timing of the Company’s contractual obligations as of April 30, 2009 is summarized in the table below.

	FISCAL YEARS ENDED APRIL 30
(in thousands)	Total Amounts	2010	2011 – 2012	2013 – 2014	2015 and Thereafter

Term credit facility	$10,000	$--	$--	$10,000	$--
Economic development loans	3,524	--	--	--	3,524
Term loans	5,114	366	805	761	3,182
Capital lease obligations	8,696	493	1,015	1,057	6,131
Interest on long-term debt(a)	3,708	586	1,108	751	1,263
Operating lease obligations	18,177	4,495	5,820	3,512	4,350
Pension contributions(b)	25,117	--	7,346	17,771	--

Total	$74,336	$5,940	$16,094	$33,852	$18,450

(a)
Interest commitments under interest bearing debt consists of interest under the Company’s primary loan agreement and other term loans and capitalized lease agreements. The Company’s  current credit facility includes a $35 million revolving line of credit that bears an interest rate determined by the London Interbank Offered Rate (LIBOR) plus 1.25%.  At April 30, 2009, that spread was between 0.50% and 0.675%.    Interest under other term loans and capitalized lease agreements is fixed at rates between 2% and 6%.  Interest commitments under interest bearing debt for the Company’s term credit facility is at LIBOR plus the spread as of April 30, 2009, throughout the remaining term of the agreement.

(b)
The estimated cost of the Company’s two defined benefit pension plans are determined annually based upon the discount rate and other assumptions at fiscal year end. Future pension funding contributions beyond 2014 have not been determined at this time.

Dividends Declared

On November 19, 2009, the Board of Directors approved a $.09 per share cash dividend on its common stock.  The cash dividend will be paid on December 21, 2009, to shareholders of record on December 7, 2009.

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

As of December 2, 2009, the Company had a $35 million revolving line of credit which bears interest at the London InterBank Offered Rate (LIBOR)  plus 1.25%.  All other borrowings of the Company carry a fixed interest rate between 2% and 6%.  See additional disclosures regarding market risk under Item 7A “Quantitative and Qualitative Disclosures of Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

Item 4.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2009.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.  In addition, there have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company has $93.2 million remaining authorized by its Board of Directors to repurchase shares of its common stock.  The Company did not repurchase its common stock during the second quarter of fiscal 2010.

Item 5.	Other Information

On December 2, 2009, the Company terminated its primary credit facility with Bank of America, N.A. and entered into a $35 million secured revolving line of credit agreement with Wells Fargo Bank, N.A.

The Bank of America facility was secured by the Company’s accounts receivable and inventory and included a $10 million term note due December 13, 2012 and a $25 million revolving line of credit with a maturity date of December 13, 2011.

The new credit agreement with Wells Fargo Bank is secured by cash and other specified investments held in certain of the Company’s accounts with Wells Fargo Bank.  The Company can borrow up to $35 million under the new agreement; however, the Company’s aggregate debt with Wells Fargo Bank cannot exceed the collateral value of the Company’s cash and specified investments held in the pledged accounts with Wells Fargo Bank.  The Company used the Wells Fargo credit line to pay off the $10 million term loan with Bank of America.  The new line of credit expires December 31, 2012.  Under this agreement, the Company must maintain a prescribed ratio of total liabilities to tangible net worth and comply with other customary affirmative and negative covenants.  The new credit agreement does not limit the Company’s ability to pay cash dividends or repurchase its common stock as long as the Company maintains the required ratio of total liabilities to tangible net worth.

There was no gain or loss realized in terminating the Company’s credit agreement with Bank of America, N.A. or with entering into the new agreement with Wells Fargo, Bank, N.A.

Item 6.                                                              Exhibits

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

3.2	Bylaws – as amended and restated August 27, 2009 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q as filed on September 1, 2009; Commission File No. 000-14798).

10.1	Credit Agreement dated of December 2, 2009, between the Company and Wells Fargo Bank, N.A. (Filed Herewith).

10.2	Securities Account Control Agreement dated of December 2, 2009, among the Company, Wells Fargo Brokerage Services, LLC and Wells Fargo Bank, N.A. (Filed Herewith).

10.3	Revolving Line of Credit Note dated of December 2, 2009, made by the Company in favor of Wells Fargo Bank, N.A. (Filed Herewith).

10.4	Security Agreement: Specific Rights to Payment dated as of December 2, 2009, between the Company and Wells Fargo Bank, N.A. (Filed Herewith).

10.5	Security Agreement: Securities Account dated of December 2, 2009, between the Company and Wells Fargo Bank, N.A. (Filed Herewith).

10.6	Addendum to Security Agreement Securities Account dated as of December 2, 2009, between the Company and Wells Fargo Bank, N.A. (Filed Herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

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

/s/Jonathan H. Wolk
Jonathan H. Wolk
Vice President and Chief Financial Officer

Date: December 3, 2009
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

3.2	Bylaws – as amended and restated August 27, 2009 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q as filed on September 1, 2009; Commission File No. 000-14798).

10.1	Credit Agreement dated of December 2, 2009, between the Company and Wells Fargo Bank, N.A. (Filed Herewith).

10.2	Securities Account Control Agreement dated of December 2, 2009, among the Company, Wells Fargo Brokerage Services, LLC and Wells Fargo Bank, N.A. (Filed Herewith).

10.3	Revolving Line of Credit Note dated of December 2, 2009, made by the Company in favor of Wells Fargo Bank, N.A. (Filed Herewith).

10.4	Security Agreement: Specific Rights to Payment dated as of December 2, 2009, between the Company and Wells Fargo Bank, N.A. (Filed Herewith).

10.5	Security Agreement: Securities Account dated of December 2, 2009, between the Company and Wells Fargo Bank, N.A. (Filed Herewith).

10.6	Addendum to Security Agreement Securities Account dated as of December 2, 2009, between the Company and Wells Fargo Bank, N.A. (Filed Herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).