Form 10-Q
period 2010-01-31
AMERICAN WOODMARK CORP
filed 2010-03-03
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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
such filing requirements for the past 90 days.	Yes	X	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive
Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or
for such shorter period that the registrant was required to submit and post such files).	Yes	No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer	X
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).	Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of February 25, 2010, 14,165,711 shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION	NUMBER

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets—January 31, 2010 and April 30, 2009	3

	Condensed Consolidated Statements of Operations--Three months ended January 31, 2010 and 2009; Nine months ended January 31, 2010 and 2009	4

	Condensed Consolidated Statements of Cash Flows--Nine months ended January 31, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements-- January 31, 2010	6-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item 3.	Quantitative and Qualitative Disclosures of Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6.	Exhibits	17

SIGNATURES		18

PART I.  FINANCIAL INFORMATION
Item 1.
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	January 31,	April 30,
	2010	2009
ASSETS

Current Assets
Cash and cash equivalents	$56,288	$82,821
Customer receivables, net	19,878	26,944
Inventories	23,470	32,684
Income taxes receivable and other	12,428	1,789
Deferred income taxes	7,076	9,300
Total Current Assets	119,140	153,538

Property, plant, and equipment, net	118,524	132,928
Restricted cash	14,339	--
Promotional displays, net	10,336	12,793
Deferred income taxes	6,605	1,393
Other assets	5,424	3,085
	$274,368	$303,737

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$12,704	$15,070
Accrued compensation and related expenses	16,314	24,909
Current maturities of long-term debt	889	859
Accrued marketing expenses	6,795	7,080
Other accrued expenses	9,078	10,249
Total Current Liabilities	45,780	58,167

Long-term debt, less current maturities	25,736	26,475
Defined benefit pension liabilities	15,660	12,900
Other long-term liabilities	3,295	2,513

Shareholders’ Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	--	--
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding 14,165,711 shares at January 31, 2010; 14,094,449 shares at April 30, 2009	86,346	82,293
Retained earnings	111,621	136,074
Accumulated other comprehensive loss -
Defined benefit pension plans	(14,070)	(14,685)

Total Shareholders’ Equity	183,897	203,682
	$274,368	$303,737

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31		January 31
	2010	2009	2010	2009

Net sales	$89,230	$131,153	$294,133	$405,245
Cost of sales and distribution	83,318	110,768	263,718	343,332
Gross Profit	5,912	20,385	30,415	61,913

Selling and marketing expenses	14,189	14,759	42,048	45,450
General and administrative expenses	6,370	6,118	18,977	18,094
Restructuring	(51)	--	2,736	--
Operating Loss	(14,596)	(492)	(33,346)	(1,631)

Interest expense	155	173	490	548
Other income	(157)	(329)	(545)	(1,293)
Loss Before Income Taxes	(14,594)	(336)	(33,291)	(886)

Income tax benefit	(5,473)	(359)	(12,484)	(585)

Net Income (Loss)	$(9,121)	$23	$(20,807)	$(301)

Net Loss Per Share

Weighted average shares outstanding
Basic	14,160,256	14,047,667	14,137,325	14,049,549
Diluted	14,160,256	14,055,327	14,137,325	14,049,549

Net income loss per share
Basic	$(0.64)	$0.00	$(1.47)	$(0.02)
Diluted	$(0.64)	$0.00	$(1.47)	$(0.02)

Cash dividends per share	$0.09	$0.09	$0.27	$0.27

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	January 31
	2010	2009

Operating Activities
Net loss	$(20,807)	$(301)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	23,647	26,116
Net loss on disposal of property, plant, and equipment	83	233
Stock-based compensation expense	3,348	3,728
Deferred income taxes	(4,043)	(3,954)
Pension contributions (in excess) less than expense	3,752	(1,461)
Tax (benefit) deficit from stock-based compensation	(121)	151
Other non-cash items	(1,113)	(849)
Changes in operating assets and liabilities:
Customer receivables	7,374	(6,249)
Inventories	9,397	7,558
Income taxes receivable and other assets	(10,904)	127
Accounts payable	(2,366)	(1,521)
Accrued compensation and related expenses	(8,619)	(3,489)
Other accrued expenses	(432)	5,920
Net Cash Provided (Used) by Operating Activities	(804)	26,009

Investing Activities
Payments to acquire property, plant, and equipment	(2,395)	(3,062)
Proceeds from sales of property, plant, and equipment	107	64
Investment in promotional displays	(5,022)	(8,198)
Net Cash Used by Investing Activities	(7,310)	(11,196)

Financing Activities
Repayments of long-term debt, net	(709)	(719)
Restricted cash	(14,339)	--
Proceeds from issuance of common stock	323	61
Repurchases of common stock	--	(2,457)
Payment of dividends	(3,815)	(3,794)
Tax benefit (deficit) from stock-based compensation	121	(151)

Net Cash Used by Financing Activities	(18,419)	(7,060)

Net Increase (Decrease) In Cash And Cash Equivalents	(26,533)	7,753

Cash And Cash Equivalents, Beginning of Period	82,821	56,932

Cash And Cash Equivalents, End of Period	$56,288	$64,685

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ended April 30, 2010.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended April 30, 2009.

NOTE B--NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 105, “Generally Accepted Accounting Principles,” (ASC 105). ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP).  References made to FASB guidance throughout this document have been updated for the Codification.

In May 2009, the Company adopted the accounting principles established by FSP 157-2, “Partial Deferral of the Effective Date of SFAS 157,” which is now part of ASC Topic 820, “Fair Value Measurements and Disclosures,” (ASC 820).  This guidance delayed the effective date of ASC 820 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities.   Adoption of ASC 820 has had no impact upon the Company’s results of operations or its financial position; however, the adoption of ASC 820 resulted in expanded disclosure within the Notes to Condensed Consolidated Financial Statements.

In December 2007, the FASB issued guidance now codified as ASC Topic 805, “Business Combinations,” (ASC 805) and ASC Topic 810, “Consolidation,” (ASC 810).  ASC 805 modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination.  ASC 810 established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  ASC 805 and ASC 810 were each adopted by the Company on May 1, 2009.  These adoptions have had no impact upon the Company’s results of operations or financial position.

In March 2008, the FASB issued guidance now codified as ASC Topic 815, “Derivatives and Hedging,” (ASC 815).  ASC 815 is intended to improve financial reporting by requiring enhanced disclosures for derivative instruments and hedging activities to enable investors to better understand how derivative instruments are accounted for under ASC 815 and their effects on an entity’s financial position, financial performance and cash flows.  ASC 815 was adopted by the Company on May 1, 2009.  This adoption did not impact the Company’s results of operations or financial position.

In December 2008, the FASB issued FSP 132R-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets,” which is now part of ASC Topic 715, “Compensation-Retirement Plans,” (ASC 715).  This guidance is effective for financial statements issued for fiscal years ending after December 15, 2009.  ASC 715 requires companies to disclose how pension plan asset investment allocations are made, the major categories of the plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets.  The adoption of the transition guidance in ASC 715 is not expected to have a significant impact on the Company’s results of operations or financial position.

NOTE C--COMPREHENSIVE INCOME

The Company’s comprehensive income (loss) was $(9.3) million and $(21.4) million for the three months and nine months ended January 31, 2010, respectively, and $0.1 million and $(0.1) million for the three months and nine months ended January 31, 2009, respectively.  Comprehensive income (loss) differs from net income (loss) due to the changes in the pension and postretirement benefits liability.  See Note J “Pension Benefits” for more information regarding the Company’s pension and post-retirement benefits costs.

NOTE D--EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31		January 31
(in thousands, except per share amounts)	2010	2009	2010	2008
Numerator used for both basic and diluted earnings per share:
Net income (loss)	$(9,121)	$23	$(20,807)	$(301)

Denominator:
Denominator for basic earnings per share-weighted average shares	14,160	14,048	14,137	14, 050

Effect of dilutive securities:
Stock options and restricted stock units	--	7	--	--

Denominator for diluted earnings per share-weighted average shares and assumed conversions	14,160	14,055	14,137	14,050

Net loss per share
Basic	$(0.64)	$0.00	$(1.47)	$(0.02)
Diluted	$(0.64)	$0.00	$(1.47)	$(0.02)

Potentially dilutive securities have not been considered in the calculation of net loss per share for the three months and nine months ended January 31, 2010 and for the nine months ended January 31, 2009, as the effect would be anti-dilutive.

NOTE E--STOCK-BASED COMPENSATION

The Company has various stock compensation plans.  During the quarter ended January 31, 2010, the Company did not grant any stock compensation awards to employees or non-employee directors.  During the nine months ended January 31, 2010, the Board of Directors of the Company approved grants of non-statutory stock options and performance based restricted stock units to key employees and approved service-based restricted stock units to key employees and non-employee directors. The Company granted 120,000 employee non-statutory stock options with a weighted average exercise price of $24.73 per option. The options vest evenly over a three-year period and have ten-year contractual terms. The employee performance-based restricted stock units totaled 128,325 units and the employee and non-employee directors service-based restricted stock units totaled 64,425 units.  The performance-based restricted stock units entitle the recipients to receive one share of the Company’s common stock per unit granted if certain performance conditions are met and the recipient remains employed with the Company until the units vest on the third anniversary of the grant date.  The service-based units entitle the recipient to receive one share of the Company’s common stock per unit granted if they remain employed with the Company until the units vest on the third anniversary of the grant date.

Total compensation expense related to stock-based awards during the three-month periods ended January 31, 2010 and 2009 was $1.1 million and $1.3 million, respectively, and for the nine-month periods ended January 31, 2010 and 2009 was $3.3 million and $3.7 million, respectively.  For the three-month and nine-month periods ended January 31, 2010 and 2009, stock-based compensation expense was allocated as follows:

	Three Months Ended		Nine Months Ended
	January 31		January 31
(in thousands)	2010	2009	2010	2009
Cost of sales and distribution	$239	$293	$697	$861
Selling and marketing expenses	278	319	805	936
General and administrative expenses	568	657	1,846	1,931
Stock-based compensation expense	1,085	1,269	3,348	3,728

NOTE F--CUSTOMER RECEIVABLES

The components of customer receivables were:

	January 31,	April 30,
(in thousan	2010	2009
Gross customer receivables	$22,025	$29,672
Less:
Allowance for doubtful accounts	(681)	(536)
Allowance for returns and discounts	(1,466)	(2,192)

Net customer receivables	$19,878	$26,944

NOTE G--INVENTORIES

The components of inventories were:

	January 31,	April 30,
(in thousands)	2010	2009
Raw materials	$8,128	$11,012
Work-in-process	18,570	22,961
Finished goods	6,620	8,853

Total FIFO inventories	$33,318	$42,826

Reserve to adjust inventories to LIFO value	(9,848)	(10,142)

Total LIFO inventories	$23,470	$32,684

For the nine-month periods ended January 31, 2010 and 2009, the impact recognized by the Company related to the liquidation of LIFO based inventories was not material.  Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Since these items are estimated, interim results are subject to the final year-end LIFO inventory valuation.

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

The following is a reconciliation of the Company’s warranty liability:

	Nine Months Ended
	January 31
(in thousands)	2010	2009
Beginning balance at May 1	$2,048	$2,428
Accrual	3,913	6,194
Settlements	(4,788)	(6,468)

Ending balance at January 31	$1,173	$2,154

NOTE I--CASH FLOW

Supplemental disclosures of cash flow information:

	Nine Months Ended
	January 31
(in thousands)	2010	2009
Cash paid during the period for:
Interest	$468	$581
Income taxes	$2,253	$327

NOTE J--PENSION BENEFITS

Net periodic pension cost consisted of the following for the three months and nine months ended January 31, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	January 31		January 31
(in thousands)	2010	2009	2010	2009
Service cost	$830	$1,107	$2,491	$3,321
Interest cost	1,405	1,333	4,214	3,998
Expected return on plan assets	(1,320)	(1,531)	(3,962)	(4,593)
Amortization of net loss	314	78	942	236
Amortization of prior service cost	22	32	67	97

Net periodic pension cost	$1,251	$1,019	$3,752	$3,059

Employer Contributions

Under the requirements of the Pension Protection Act of 2006, the Company is not required to make a mandatory contribution to its pension plans during fiscal 2010.  Accordingly, no contributions were made to the plans during the nine months ended January 31, 2010.

During the nine months ended January 31, 2009, the Company terminated its retiree medical benefits plan and recognized a $608,000 gain on settlement of the plan.  The gain was recorded as a reduction of general and administrative expenses.

NOTE K – RESTRUCTURING CHARGES

In the fourth quarter of fiscal 2009, the Company announced a restructuring plan that committed to the closing of two of the Company’s manufacturing plants, which are located in Berryville, Virginia, and Moorefield, West Virginia, and suspending operations in a third manufacturing plant located in Tahlequah, Oklahoma. These actions were completed during the first quarter of fiscal 2010.  This initiative impacted approximately 600 employees. The continuing housing slump led to the decision to reduce production capacity.  These initiatives were intended to increase the Company’s utilization rates and decrease overhead costs within the Company’s manufacturing operations.  In addition to these initiatives, the Company made other staffing reductions during the fourth quarter of fiscal 2009. The Company expects to incur total pre-tax exit costs of $15.5 million related to this shut-down initiative and staffing reductions, including severance and separation costs of $7.9 million, pension curtailments of $0.1 million, and $7.4 million for equipment, inventory, and facilities-related expenses.  During fiscal 2009, the Company recognized $9.7 million of these costs in restructuring charges. During the nine months ended January 31, 2010, the Company recognized $2.1 million of severance and separation costs and $0.6 million relating to equipment, inventory, and facilities-related expenses in restructuring charges.  Most of the remaining estimated costs to be incurred relate to Management’s estimate of the shortfall in fair value of the idled Tahlequah plant for which future utilization plans have not yet been determined.  The Company recognized $0.9 million year-to-date in recurring operating costs for the closed facilities that will continue until the plants are sold or placed back into service.

A reserve for restructuring charges in the amount of $186 thousand is included in the Company’s consolidated balance sheet as of January 31, 2010, which relates to employee termination costs.

The following is a summary of the restructuring reserve balance as of January 31, 2010:

2009 RESTRUCTURING PLAN

(in thousands)
Restructuring reserve balance as of April 30, 2009	$5,140
Additions	1,558
Payments	(6,512)

Reserve balance as of January 31, 2010	$186

The Company has a total of four manufacturing plants that were idled or closed in 2008 and 2009.  Three of these plants have been classified as held for sale.  The Company believes that the $2.3 million net book value of these three plants is fully recoverable.  These assets are included in Other Assets on the Company’s balance sheet at January 31, 2010.  The Company has not yet determined how its idled manufacturing plant in Tahlequah, Oklahoma will be utilized in the future.  Accordingly, this asset was classified as Property, Plant and Equipment on the Company’s balance sheet, and continues to be depreciated at a rate of $120 thousand per quarter.

NOTE L—FAIR VALUE MEASUREMENTS

The Company utilizes the hierarchy of fair value measurement to classify its assets based upon the following definitions:

Level 1 — Investments with quoted prices in active markets for identical assets or liabilities. The Company’s cash equivalents are invested in money market funds that are either insured by the US Treasury or invested in United States Treasury instruments. The Company’s mutual fund investment assets represent contributions made and invested on behalf of the Company’s named executive officers in a supplementary employee retirement plan.

Level 2 — Investments with observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company has no level 2 assets or liabilities.

Level 3 — Investments with unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no level 3 assets or liabilities.

The following table summarizes the fair values of assets that are recorded in the Company’s condensed consolidated financial statements as of January 31, 2010 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of January 31, 2010
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$23,249	$--	$--
Mutual funds	1,308	--	--

Total assets at fair value	$24,557	$--	$--

The carrying amounts of the Company’s cash and cash equivalents, customer receivables, accounts payable, and long-term debt approximate fair value.

NOTE M --DEBT

The Company terminated its primary credit facility with Bank of America, N.A. and entered into a $35 million secured revolving line of credit agreement with Wells Fargo Bank, National Association (Wells Fargo) in December 2009.  The Company used the Wells Fargo credit line to pay off the $10 million term loan with Bank of America.

Pursuant to the terms of the Wells Fargo credit agreement, at January 31, 2010, $14.3 million of the Company’s cash and other specified investments served as security for borrowing under this agreement and was classified as restricted.

The Wells Fargo credit agreement is secured by cash and other specified investments held in certain of the Company’s accounts with Wells Fargo.  The Company can borrow up to $35 million under the new agreement; however, the Company’s aggregate debt with Wells Fargo cannot exceed the collateral value of the Company’s cash and specified investments held in the pledged accounts with Wells Fargo.  The Wells Fargo line of credit bears interest at the London Interbank Offered Rate (LIBOR) plus 1.25% and expires December 31, 2012.  Under this agreement, the Company must maintain a prescribed ratio of total liabilities to tangible net worth not greater than 0.9 to 1.0 and comply with other customary affirmative and negative covenants.  The Company’s ratio of total liabilities to tangible net worth at January 31, 2010 was 0.5 to 1.  The new credit agreement does not limit the Company’s ability to pay cash dividends or repurchase its common stock as long as the Company maintains the required ratio of total liabilities to tangible net worth.  As of January 31, 2010, the Company was in compliance with all covenants specified within the Company’s credit agreements.

There was no gain or loss realized in terminating the Company’s credit agreement with Bank of America, N.A. or with entering into the new agreement with Wells Fargo.

NOTE N--OTHER INFORMATION

The Company is involved in suits and claims in the normal course of business, including product liability and general liability claims, in addition to claims pending before the EEOC.  On at least a quarterly basis, the Company consults with its legal counsel to ascertain the reasonable likelihood that such claims may result in a loss.  As required by the provisions of ASC Topic 450, “Contingencies,”  the Company categorizes the various suits and claims into three categories according to their likelihood for resulting in potential loss; those that are probable (i.e., more likely than not), those that are reasonably possible, and those that are deemed to be remote.  Where losses are deemed to be probable and estimable, accruals are made. Where losses are deemed to be reasonably possible or remote, a range of loss estimates is determined.  Where no loss estimate range can be made, the Company and its counsel perform a worst case estimate. In determining these loss range estimates, the Company considers known values of similar claims and consultation with independent counsel.

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible were not material as of January 31, 2010.

NOTE O--SUBSEQUENT EVENTS

On March 2, 2010, the Board of Directors approved a $.09 per share cash dividend on its common stock.  The cash dividend will be paid on March 29, 2010, to shareholders of record on March 15, 2010.

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

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent dealers and distributors. At January 31, 2010, the Company operated 11 manufacturing facilities and 9 service centers across the country.

The three-month period ending January 31, 2010 was the Company’s third quarter of its fiscal year that ends on April 30, 2010 (fiscal 2010). During the third quarter of fiscal 2010, the Company experienced a continuation of difficult housing market conditions that had begun during the Company’s 2007 fiscal year.    In new home construction, housing starts reached a 50-year low of only 550,000 during calendar 2009, a decline of nearly 40% compared with calendar 2008. In the remodeling market, sales of existing homes during calendar 2009 improved by 5% over the prior year’s low levels, but the median home price of houses sold declined by over 12%. Although existing home sales have begun to improve, the Company believes the combination of weak consumer confidence and continuing job losses in the US economy contributed to a decline of approximately 20% in large ticket remodeling projects such as cabinetry during calendar year 2009.

Despite the continuing difficult housing market, the Company believes the long-term fundamentals for the American housing industry remain strong, based upon continued population and new household growth, as well as the desire for home ownership. Based upon this belief, the Company has continued its strategy of investing to improve its operations and its capabilities to best service its customers. The Company remains focused on continuing to gain market share and has continued to invest in developing and launching new products, maintaining customer contact, and increasing its new product displays and related marketing collateral deployed with its customers.

The Company believes that it gained market share throughout fiscal 2009 and during the first half of fiscal 2010. However, the Company’s remodeling sales declined during the third quarter of fiscal 2010 compared with prior year results at a greater rate than that of the overall market. This situation was driven by a comparison with prior year third quarter period in which the Company’s remodeling sales far outperformed the market due to extremely favorable results from customer promotions that favored the Company’s products and price points. The Company’s new construction sales have declined during the three and nine-month periods ended January 31, 2010, but at a lesser rate than new construction starts have declined during these same time-frames.

During the fourth quarter of fiscal 2009, the Company announced its intention to realign its manufacturing network by closing two of its oldest manufacturing plants and suspending operations in a third. These initiatives were achieved during the first quarter of fiscal 2010.

The Company’s gross margin rate for the third quarter of fiscal 2010 was 6.6% of net sales, well below the 15.5% generated in the third quarter of fiscal 2009. Gross profit was 10.3% of net sales during the first nine months of fiscal year 2010, compared with 15.3% of net sales during the comparable period of the prior fiscal year. The decline in gross profit margin during the three and nine-month periods primarily reflected the unfavorable impact of inefficiencies in direct labor and manufacturing overhead costs stemming from the impact of lower sales volumes. Partly offsetting these adverse factors were favorable impacts from lower fuel and material costs, as well as manufacturing overhead cost savings related to the aforementioned plant closings.

The Company regularly assesses its long-lived assets to determine if any impairment has occurred. Although present housing market conditions and their resultant impact upon the Company’s performance continue to be difficult, the Company believes that the long-term fundamentals of growth in new households, job creation, and favorable long-term interest rates will support a growing and vibrant housing economy in the future. Accordingly, the Company does not believe that its long-lived assets pertaining to its remaining 11 manufacturing plants or any of its other long-lived assets were impaired as of January 31, 2010.

In connection with its aforementioned manufacturing realignment, the Company has listed for sale two of the three manufacturing plants that ceased production during the first quarter of fiscal 2010. The aggregate net book value of these assets, along with assets pertaining to a plant which ceased operation in fiscal year 2008, was $2.3 million at January 31, 2010. These assets are classified as held for sale and included in the Company’s “Other Assets” in its January 31, 2010 balance sheet.   The Company’s facility in which production was suspended had a net book value of $5.2 million at January 31, 2010 and is not for sale.  If this facility were to become held for sale, it is possible that an asset impairment charge could be recorded at that time if the facility’s estimated fair value was determined to be less than its net book value.

The Company recorded restructuring charges (benefits) during the three and nine-month periods ended January 31, 2010 in connection with its plant closure activity, amounting to ($0.0 million) and $1.7 million, respectively.  Exclusive of these activities, the Company’s net loss totaled $9.2 million and $19.1 million for the three and nine-month periods ended January 31, 2010, respectively.

Results of Operations

	Three Months Ended			Nine Months Ended
	January 31, 2010			January 31, 2010
			Percent			Percent
(in thousands)	2010	2009	Change	2010	2009	Change
Net Sales	$89,230	$131,153	(32%)	$294,133	$405,245	(27%)
Gross Profit	5,912	20,385	(71%)	30,415	61,913	(51%)
Selling and Marketing Expenses	14,189	14,759	(4%)	42,048	45,450	(7%)
General and Administrative Expenses	6,370	6,118	4%	18,977	18,094	5%

Net Sales.   Net sales were $89.2 million for the third quarter of fiscal 2010, a decline of 32% compared with the third quarter of fiscal 2009. For the first nine months of fiscal 2010, net sales were $294.1 million, reflecting a decline of 27% compared with the same period of fiscal 2009. Overall unit volume for the three and nine-month periods ended January 31, 2010 decreased by 30% and 25%, respectively, driven by reduced market demand for the Company’s products. Average revenue per unit decreased by 2% and 3% during the three-month and nine-month periods ended January 31, 2010, respectively.

Gross Profit.    Gross profit margin for the third quarter of fiscal 2010 was 6.6%, compared with 15.5% for the same period of fiscal 2009. Gross profit margin was 10.3% for the first nine months of fiscal 2010, compared with 15.3% in the first nine months of fiscal 2009. Labor and overhead costs increased as a percentage of net sales by a combined 8.8% of sales in the third quarter and 6.1% of sales in the first nine months of fiscal 2010 compared with the comparable prior year periods, driven by the unfavorable impact of lower sales volumes upon labor productivity and overhead absorption.  These increases were partially offset by the impact of reductions in freight and materials cost as a percentage of net sales by a combined 0.1% of net sales and 1.1% of net sales in the third quarter and first nine months of fiscal 2010, respectively, compared with comparable prior year periods.  The Company’s restructuring initiatives and lower sales volume caused manufacturing overhead costs to be reduced by $4.6 million and $15.0 million compared with the prior year’s third quarter and first nine months, respectively.

Selling and Marketing Expenses.    Selling and marketing expenses for the third quarter of fiscal 2010 were $14.2 million, or 15.9% of sales, compared with $14.8 million, or 11.3% of sales, for the same period in fiscal 2009. For the first nine months of fiscal 2010, selling and marketing costs were $42.0 million, or 14.3% of net sales, compared with $45.5 million, or 11.2% of net sales, for the same period of fiscal 2009. Selling and marketing expenses declined by 4% during the third quarter of fiscal 2010, as volume-related reductions in compensation cost were offset in part by increased promotional costs and increased business development activities compared with the prior year. Sales and marketing costs increased in relation to sales because the percentage decline in the Company’s sales exceeded that of the Company’s net cost reduction.

General and Administrative Expenses.    General and administrative expenses for the third quarter of fiscal 2010 were $6.4 million or 7.1% of sales, compared with $6.1million or 4.7% of sales for the same period in fiscal 2009.  For the first nine months of fiscal 2010, general and administrative costs were $19.0 million, or 6.5% of net sales, compared with $18.1 million, or 4.5% of net sales for the same period of fiscal 2009.  The increase in general and administrative expenses during the fiscal year 2010 periods was driven by the absence of a one-time credit realized during the prior year associated with the settlement of a retiree healthcare program.  As of January 31, 2010, the Company had aggregate receivables from customers with a higher perceived level of risk of $0.9 million, of which $0.7 million had been reserved for potential uncollectibility, compared to $2.6 million and $1.3 million, respectively, at April 30, 2009.

Effective Income Tax Rates.    The Company’s effective income tax rate for both the third quarter and first nine months of fiscal year 2010 was 37.5% of the Company’s loss before income taxes, as compared with 106.9% and 66.0% in the comparable periods of fiscal 2009, respectively. The effective tax rates during fiscal 2009 were the result of the Company operating at virtually break-even during the previous fiscal year, coupled with net favorable permanent tax differences which resulted in a net tax benefit that exceeded the amount of the pre-tax loss during the third quarter of fiscal 2009.

Outlook.    The Company expects the continuing negative impact of tight credit conditions, low real estate prices, job losses and economic uncertainty will cause the remodeling and new construction markets to remain subdued until these conditions improve.

The Company expects that its remodeling sales in the fourth quarter will decline at a greater rate than that of the overall market because of a difficult comparison to the prior year’s fourth quarter, a period in which the Company’s remodeling sales outperformed the market due to extremely favorable results from previous customer promotions that favored the Company’s products and price points. The Company expects that its new construction sales will increase over prior year levels during the fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company terminated its primary credit facility with Bank of America, N.A. during the third quarter of fiscal 2010 and entered into a $35 million secured revolving line of credit agreement with Wells Fargo. Pursuant to the terms of the Wells Fargo credit agreement, at January 31, 2010, $14.3 million of the Company’s cash served as security for borrowings under this agreement, and was classified as restricted cash.

On January 31, 2010, the Company’s total cash, cash equivalents and restricted cash totaled $70.6 million, which represented a decrease of $12.2 million from April 30, 2009 and an increase of $1.2 million from October 31, 2009. At January 31, 2010, total short-term and long-term debt was $26.6 million, $0.7 million lower than its balance at April 30, 2009. Long-term debt to capital was 12.3% and 11.5% at January 31, 2010 and April 30, 2009, respectively.

The Company’s main source of liquidity is cash and cash equivalents on hand and cash generated from operating activities.

Cash used by operating activities in the first nine months of fiscal 2010 was $0.8 million, compared with cash provided by operating activities of $26.0 million in the comparable period of fiscal 2009.  The $26.8 million reduction in cash provided from operations during the first nine months of fiscal 2010 compared with fiscal 2009 was primarily attributable to the $20.5 million increase in the Company’s net loss, as well as payments made earlier in the fiscal year for severance, income taxes, and performance-based bonuses and an increase in the Company’s income tax refund receivable, that was partly offset by a reduction in working capital deployed.

The Company’s primary investing activities are capital expenditures and investments in promotional displays.  Net cash used for investing activities in the first nine months of fiscal 2010 was $7.3 million, or $3.9 million less than in the comparable period of the prior fiscal year.  The Company’s investments in both capital expenditures and promotional displays were reduced during fiscal 2010.  Capital expenditures made in both nine-month periods of fiscal 2009 and 2010 did not include any new plant construction activities.  The Company expects its total investments in capital expenditures and promotional displays for fiscal 2010 will be approximately 25% less than it invested in fiscal 2009.

During the first nine months of fiscal 2010, net cash used for financing activities was $18.4 million, compared with net cash used in the comparable period of fiscal 2009 of $7.1 million. The Company distributed cash to shareholders in the form of $3.8 million in cash dividends in the first nine months of fiscal year 2010, compared to an aggregate of $6.2 million in the form of stock repurchases and cash dividends in the first nine months of fiscal year  2009.  Additionally, the Company used $14.3 million of its cash to serve as security for its new credit facility during fiscal 2010.

The Company had $93.2 million of remaining stock repurchases authorized by its Board of Directors as of January 31, 2010. See Part II, Item 2 for a table summarizing stock repurchases in the quarter ended January 31, 2010, and the approximate dollar value of shares that may be repurchased under the program.

The Company’s main sources of liquidity are cash and cash equivalents on hand, cash generated from operating activities and available borrowing capacity under its credit facility.  Borrowings under the credit facility must be fully collateralized by cash or specified investments.  Management expects that these sources will be sufficient to meet forecasted working capital requirements, service existing debt obligations, and fund capital expenditures and investments in promotional displays.

The Company can borrow up to $35 million under the Wells Fargo credit facility; however, the Company’s aggregate debt with Wells Fargo cannot exceed the collateral value of the Company’s cash and specified investments held in pledged accounts with Wells Fargo.  At January 31, 2010, $10 million of loans and $4.3 million of letters of credit were outstanding under the Wells Fargo facility, and $14.3 million of cash was held as security.  Under the terms of the Wells Fargo credit facility, the Company must maintain a prescribed ratio of total liabilities to tangible net worth not greater than 0.9 to 1.0 and comply with other customary affirmative and negative covenants. The Company’s ratio of total liabilities to tangible net worth at January 31, 2010 was 0.5 to 1.0.  The credit agreement does not limit the Company’s ability to pay cash dividends or repurchase its common stock as long as the Company maintains the required ratio of total liabilities to tangible net worth.  As of January 31, 2010, the Company was in compliance with all covenants specified within the Company’s credit agreements.

There was no gain or loss realized in terminating the Company’s credit agreement with Bank of America, N.A. or entering into the new agreement with Wells Fargo.

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

(a)
Interest commitments under interest bearing debt consists of interest under the Company’s primary loan agreement and other term loans and capitalized lease agreements. At January 31, 2010, the Company had $10 million outstanding under its  $35 million credit facility, which bears interest at the London Interbank Offered Rate (LIBOR) (0.25% at January 31, 2010) plus 1.25%.  At April 30, 2009,  interest on borrowings under the Company’s former credit facility was LIBOR plus a spread between 0.50% and 0.675%.    Interest under other term loans and capitalized lease agreements is fixed at rates between 2% and 6%.  Interest commitments under interest bearing debt for the Company’s term credit facility is at LIBOR plus the spread as of April 30, 2009, throughout the remaining term of the agreement.

(b)
The estimated cost of the Company’s two defined benefit pension plans are determined annually based upon the discount rate and other assumptions at fiscal year end. Future pension funding contributions beyond 2014 have not been determined at this time.

Dividends Declared

On March 2, 2010, the Board of Directors approved a $.09 per share cash dividend on its common stock.  The cash dividend will be paid on March 29, 2010, to shareholders of record on March 15, 2010.

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

As of January 31, 2010,  the Company had $10 million outstanding under its $35 million revolving line of credit which bears interest at the London InterBank Offered Rate (LIBOR) (0.25% at January 31, 2010 plus 1.25%.  All other borrowings of the Company carry a fixed interest rate between 2% and 6%.  See additional disclosures regarding market risk under Item 7A “Quantitative and Qualitative Disclosures of Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

Item 4.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2010.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.  In addition, there have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company has $93.2 million remaining authorized by its Board of Directors to repurchase shares of its common stock.  The Company did not repurchase its common stock during the third quarter of fiscal 2010.

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

3.2	Bylaws – as amended and restated August 27, 2009 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q as filed on September 1, 2009; Commission File No. 000-14798).

10.1
Credit Agreement dated as of December 2, 2009, between the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q as filed on December 3, 2009; Commission File No.  000-14798).

10.2
Securities Account Control Agreement dated as of December 2, 2009, between the Company, Wells Fargo Brokerage Services, LLC and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q as filed on December 3, 2009; Commission File No. 000-14798).

10.3
Revolving Line of Credit Note dated of December 2, 2009, made by the Company in favor of Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q as filed on December 3, 2009; Commission File No. 000-14798).

10.4
Revolving Line of Credit Note dated of December 2, 2009, made by the Company in favor of Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q as filed on December 3, 2009; Commission File No. 000-14798).

10.5
Security Agreement:  Securities Account dated of December 2, 2009, between the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q as filed on December 3, 2009; Commission File No. 000-14798).

10.6
Addendum to Security Agreement Securities Account dated as of December 2, 2009, between the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q as filed on December 3, 2009; Commission File No. 000-14798).

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

Date: March 3, 2010
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

3.2	Bylaws – as amended and restated August 27, 2009 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q as filed on September 1, 2009; Commission File No. 000-14798).

10.1
Credit Agreement dated as of December 2, 2009, between the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q as filed on December 3, 2009; Commission File No.  000-14798).

10.2
Securities Account Control Agreement dated as of December 2, 2009, between the Company, Wells Fargo Brokerage Services, LLC and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q as filed on December 3, 2009; Commission File No. 000-14798).

10.3
Revolving Line of Credit Note dated of December 2, 2009, made by the Company in favor of Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q as filed on December 3, 2009; Commission File No. 000-14798).

10.4
Revolving Line of Credit Note dated of December 2, 2009, made by the Company in favor of Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q as filed on December 3, 2009; Commission File No. 000-14798).

10.5
Security Agreement:  Securities Account dated of December 2, 2009, between the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q as filed on December 3, 2009; Commission File No. 000-14798).

10.6
Addendum to Security Agreement Securities Account dated as of December 2, 2009, between the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q as filed on December 3, 2009; Commission File No. 000-14798).

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