Form 10-K
period 2010-04-30
AMERICAN WOODMARK CORP
filed 2010-06-30
CIK 794619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant as of October 31, 2009, the last business day of the Company’s most recent second quarter was $203,940,960.

As of June 21, 2010, 14,222,262 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended April 30, 2010 (“2010 Annual Report”) are incorporated by reference into Parts I and II of this Form 10-K.

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 26, 2010 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

American Woodmark currently offers framed stock cabinets in approximately 435 different cabinet lines, ranging in price from relatively inexpensive to medium-priced styles. Styles vary by design and color from natural wood finishes to low-pressure laminate surfaces. The product offering of stock cabinets includes 82 door designs in 15 colors. Stock cabinets consist of a common box with standard interior components and a maple, oak, cherry, or hickory front frame, door and/or drawer front.

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

The primary raw materials used include hard maple, oak, cherry, soft maple, and hickory lumber and plywood. Additional raw materials include paint, particleboard, manufactured components, and hardware. The Company currently purchases paint from one supplier; however, other sources are available. Other raw materials are purchased from more than one source and are readily available.

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

In recognition of the cyclicality of the housing industry, the Company’s policy is to operate with a minimal amount of financial leverage. The Company regularly maintains a debt to capital ratio below 15%, and working capital exclusive of cash of less than 6% of net sales. At April 30, 2010, debt to capital was 12.7%, and working capital net of cash was 5.0% of net sales.

During the last fiscal year, American Woodmark had two primary customers, The Home Depot and Lowe’s Companies, Inc., which together accounted for approximately 71 percent of the Company’s sales in its fiscal year ended April 30, 2010 (fiscal 2010). The loss of either customer would have a material adverse effect on the Company.

As of May 31, 2010, the Company had 3,401 employees. Approximately 10 percent of the Company’s employees are represented by labor unions. The Company believes that its employee relations are good.

American Woodmark’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports are available free of charge on the Company’s web site at www.americanwoodmark.com as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. The contents of the Company’s web site are not, however, part of this report.

The SEC allows the Company to incorporate by reference information it files with the SEC in response to many of the Items in this report. This means that the Company can disclose important information to you by referring you to those documents. The information incorporated by reference is an important part of this report. Several Items in Parts I and II of this report incorporate information from the 2010 Annual Report to Shareholders in response to those Items. The 2010 Annual Report to Shareholders is filed as Exhibit 13 to this report.

Item 1A.	RISK FACTORS

There are a number of business risks and uncertainties that may affect the Company’s business, results of operations and financial condition. These risks and uncertainties could cause future results to differ from past performance or expected results, including results described in statements elsewhere in this report that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Additional risks and uncertainties not presently known to the Company or it currently believes to be immaterial also may adversely impact the business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on the Company’s business, financial condition, and results of operations. These risks and uncertainties, which the Company considers to be most relevant to specific business activities, include, but are not limited to, the following, as well as additional risk factors included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.” Additional risks and uncertainties that may affect the Company’s business, results of operations and financial condition are discussed in the 2010 Annual Report, including under the headings “Forward-Looking Statements,” “Market Risks,” and “Outlook for Fiscal 2011” in Management’s Discussion and Analysis, which are incorporated herein by reference.

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

Our future financial performance depends in part on the success of our new product development and other growth strategies. The Company has increased its emphasis on new product development in recent years and continues to focus solely on organic growth. Consequently, the Company’s financial performance will, in part, reflect its success in implementing its growth strategies in its existing markets and in introducing new products.

The loss of, or a reduction in business from, either of our key customers would have a material adverse effect on our business. The size and importance to the Company of its two largest customers is significant. These customers could make significant changes in their volume of purchases and could otherwise significantly affect the terms and conditions on which the Company does business. Sales to The Home Depot and Lowe’s Companies, Inc. were approximately 71 percent of total company sales for fiscal 2010. Although builders, dealers, and other retailers represent other channels of distribution for the Company’s products, an unplanned loss of a substantial portion of sales to The Home Depot or Lowe’s Companies, Inc. would have a material adverse impact on the Company.

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

The economic recession is adversely impacting demand for the housing industry. Through fiscal year 2010, the Company’s sales levels have fallen by 51% from their peak levels in 2006. If market conditions continue to decline, the Company’s sales, earnings, and cash flow would continue to be adversely impacted.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

American Woodmark leases its Corporate Office located in Winchester, Virginia. In addition, the Company leases 1 manufacturing facility in Hardy County, West Virginia and owns 10 manufacturing facilities located primarily in the eastern United States. The Company also leases 9 primary service centers, 2 satellite service centers, and 3 additional office centers located throughout the United States that support the sale and distribution of products to each market channel. The Company considers its properties suitable for the business and adequate for its needs.

Primary properties as of April 30, 2010 include:

LOCATION	DESCRIPTION
Allegany County, MD	Manufacturing Facility
Berryville, VA	Service Center*
Huntersville, NC	Service Center*
Chavies, KY	Manufacturing Facility
Coppell, TX	Service Center*
Gas City, IN	Manufacturing Facility
Hardy County, WV	Manufacturing Facility*
Hardy County, WV	Manufacturing Facility
Houston, TX	Satellite Service Center*
Humboldt, TN	Manufacturing Facility
Jackson, GA	Manufacturing Facility
Kingman, AZ	Manufacturing Facility
Kennesaw, GA	Service Center*
Montgomeryville, PA	Service Center*
Monticello, KY	Manufacturing Facility
Orange, VA	Manufacturing Facility
Orlando, FL	Service Center*
Raleigh, NC	Satellite Service Center*
Phoenix, AZ	Service Center*
Rancho Cordova, CA	Service Center*
Tampa, FL	Service Center*
Toccoa, GA	Manufacturing Facility
Winchester, VA	Corporate Office*
Winchester, VA	Office (Customer Service)*
Winchester, VA	Office (MIS)*
Winchester, VA	Office (Product Dev./Logistics)*

*	Leased facility.

In addition, American Woodmark owns three manufacturing facilities that are permanently closed and one facility with operations suspended.

Item 3.	LEGAL PROCEEDINGS

In response to this Item, the information under “Legal Matters” under “Note K – Commitments and Contingencies” to the Consolidated Financial Statements and under the caption “Legal Matters” under “Management’s Discussion and Analysis” in the 2010 Annual Report to Shareholders is incorporated herein by reference. The 2010 Annual Report is included as Exhibit 13 to this report.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2010.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the Company are elected by the Board of Directors and generally hold office until the next annual election of officers. There are no family relationships between any executive officer and any other officer or director of the Company or any arrangement or understanding between any executive officer and any other person pursuant to which such officer was elected. The executive officers of the Company as of April 30, 2010 are as follows:

Name	Age	Position(s) Held During Past Five Years

Kent B. Guichard	54	Company Chairman August 2009 to present and Company President and Chief Executive Officer from August 2007 to present; Company President and Chief Operating Officer from August 2006 to August 2007; Company Executive Vice President and Chief Operating Officer from August 2005 to August 2006; Company Executive Vice President from May 2004 to August 2005; Company Director from November 1997 to present.

Jonathan H. Wolk	48	Vice President and Chief Financial Officer from December 2004 to present.

S. Cary Dunston	45	Senior Vice President, Manufacturing and Logistics from October 2006 to present; Vice President, Global Operations of Diamond Innovations (a private supplier of industrial diamonds) from March 2005 to September 2006.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

In response to this Item, the information under “Market Information” in the 2010 Annual Report is incorporated herein by reference. The 2010 Annual Report is included as Exhibit 13 to this report.

On August 24, 2007, the Company announced that the Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s common stock. This authorization has no expiration date. In the fourth quarter of 2010, the Company did not repurchase any shares under this authorization. At April 30, 2010, $93.3 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.

Item 6.	SELECTED FINANCIAL DATA

In response to this Item, the information under “Five-Year Selected Financial Information” in the 2010 Annual Report to Shareholders is incorporated herein by reference. The 2010 Annual Report is included as Exhibit 13 to this report.

PART II

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In response to this Item, the information under “Management’s Discussion and Analysis” in the 2010 Annual Report to Shareholders is incorporated herein by reference. The 2010 Annual Report is included as Exhibit 13 to this report.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In response to this Item, the information under the caption “Market Risks” in “Management’s Discussion and Analysis” in the 2010 Annual Report to Shareholders is incorporated herein by reference. The 2010 Annual Report is included as Exhibit 13 to this report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In response to this Item, the “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss),” “Consolidated Statements of Cash Flows,” “Notes to the Consolidated Financial Statements,” “Management’s Report on Internal Control over Financial Reporting,” “Report of Independent Registered Public Accounting Firm,” and “Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting,” in the 2010 Annual Report to Shareholders are incorporated herein by reference. The 2010 Annual Report is included as Exhibit 13 to this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures. Senior Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Management’s Report On Internal Control Over Financial Reporting. Management’s report on internal control over financial reporting is included in the Annual Report to Shareholders for the year ended April 30, 2010, and is incorporated in this Item 9A by reference. The 2010 Annual Report to Shareholders is included as Exhibit 13 to this report.

Report of Registered Public Accounting Firm. Our independent registered public accounting firm issued an audit report on the effectiveness of our internal control over financial reporting. This report is included in the Annual Report to Shareholders for the year ended April 30, 2010, and is incorporated in this Item 9A by reference. The 2010 Annual Report to Shareholders is included as Exhibit 13 to this report.

Changes In Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Effective December 14, 2009, the Company amended its bylaws in order to increase the size of the board from eight to nine directors.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, and in accordance with general Instruction G(3) of Form 10-K:

(1) the information concerning the Company’s directors is incorporated by reference to “Information Regarding Nominees” in the Proxy Statement, and the information concerning the executive officers of the Company is included in Part I of this report under the caption “Executive Officers of the Registrant,”

(2) the information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement,

(3) the information concerning the Code of Business Conduct and Ethics governing the Company’s Chief Executive Officer, Chief Financial Officer, Controller, and Treasurer is incorporated by reference to “Corporate Governance” in the Proxy Statement and a copy of the code can be found on the Company’s web site at www.americanwoodmark.com,

(4) the information concerning the procedures by which security holders may recommend nominees to the Board of Directors is incorporated by reference to the discussion under the heading “Corporate Governance – Procedures for Shareholders Recommendations of Director Nominees” in the Proxy Statement, and

(5) the information concerning the Audit Committee, including the members of the committee, and the Audit Committee financial expert is incorporated by reference to the discussion under the heading “Audit Committee” within the “Board of Directors and Committees” in the Proxy Statement.

Item 11.	EXECUTIVE COMPENSATION

In response to this Item, and in accordance with general Instruction G(3) of Form 10-K, the information under “Executive Compensation” and “Report of the Compensation Committee” in the Proxy Statement is incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, and in accordance with general Instruction G(3) of Form 10-K, the information under “Security Ownership” in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes information about the Company’s equity compensation plans as of April 30, 2010:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	—	—		728,769
Options	2,105,515	$29.03
Performance-based restricted stock units	117,900	(2)
Service-based restricted stock units	60,500		(2)
Equity compensation plans not approved by security holders(3)	—	—		—

Total	2,283,915	$29.03	(4)	728,769

(1)

At April 30, 2010, the Company had stock option awards outstanding under three different plans: 1999 Stock Option Plan for Employees, 2004 Stock Incentive Plan for Employees, and 2006 Non-Employee Directors Equity Ownership Plan.

(2)

Excludes exercise price for restricted stock units issued under the 2004 Stock Incentive Plan for Employees and the 2006 Non-Employee Directors Equity Ownership Plan because they are converted into common stock on a one-for-one basis at no additional cost.

(3)	The Company does not have equity compensation plans that have not been approved by the Company’s security holders.
(4)	The restricted stock units are excluded because they are converted into common stock on a one-for-one basis at no additional cost.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In response to this Item, and in accordance with general Instruction G(3) of Form 10-K, the information under “Certain Related Party Transactions” and “Corporate Governance – Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In response to this Item, and in accordance with general Instruction G(3) of Form 10-K, the information under “Independent Auditor Fee Information” and “Pre-Approval Policies and Procedures” in the Proxy Statement, with respect to principal accountant fees and services, is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following consolidated financial statements of American Woodmark Corporation are incorporated by reference to Item 8 of this report:

Consolidated Balance Sheets as of April 30, 2010 and 2009.

Consolidated Statements of Operations - for each year of the three-year period ended April 30, 2010.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) - for each year of the three-year period ended April 30, 2010.

Consolidated Statements of Cash Flows - for each year of the three-year period ended April 30, 2010.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

Management’s Report on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm-Internal Control over Financial Reporting.

(a) 2. Financial Statement Schedules

The following financial statement schedule is filed as a part of this Form 10-K:

Schedule II – Valuation of Qualifying Accounts for each year of the three-year period ended April 30, 2010.

Schedules other than the one listed above are omitted either because they are not required or are inapplicable.

(a) 3. Exhibits

3.1 (a)	Articles of Incorporation as amended effective August 12, 1987 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for quarter ended January 31, 2003; Commission File No. 000-14798).

3.1 (b)	Articles of Amendment to the Article of Incorporation effective September 10, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed on August 31, 2004; Commission File No. 000-14798).

3.2	Bylaws - as amended and restated December 14, 2009 (Filed Herewith).

4.1	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1, 3.2).

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

10.1 (a)	Credit Agreement dated as of December 2, 2009, between the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q as filed on December 3, 2009; Commission File No. 000-14798).

10.1 (b)	Securities Account Control Agreement dated as of December 2, 2009, between the Company, Wells Fargo Brokerage Services, LLC and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q as filed on December 3, 2009; Commission File No. 000-14798).

10.1 (c)	Revolving Line of Credit Note dated as of December 2, 2009, made by the Company in favor of Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q as filed on December 3, 2009; Commission File No. 000-14798).

10.1 (d)	Security Agreement: Specific Rights to Payment dated December 2, 2009, between the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q as filed on December 3, 2009; Commission File No. 000-14798).

10.1 (e)	Security Agreement: Securities Account dated as of December 2, 2009, between the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q as filed on December 3, 2009; Commission File No. 000-14798).

10.1 (f)	Addendum to Security Agreement Securities Account dated as of December 2, 2009, between the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q as filed on December 3, 2009; Commission File No. 000-14798).

10.1 (g)	Loan agreement dated January 31, 2001, By and Between the Company and the West Virginia Economic Development Authority (incorporated by reference to Exhibit A to the Registrant’s Form 10-Q for quarter ended January 31, 2001; Commission File No. 000-14798).

10.1 (h)	Loan agreement dated February 9, 2005, By and Between the Company and the Maryland Economic Development Corporation (incorporated by reference to Exhibit 10.1(n) to the Registrant’s Form 10-K for year ended April 30, 2005; Commission File No. 000-14798).

10.1 (i)	First Amendment to Loan Agreement dated April 4, 2008, By and Between the Company and Maryland Economic Development Corporation as of April 4, 2008 (incorporated by reference to Exhibit 10.1(d) to the Registrant’s Form 10-K for year ended April 30, 2008; Commission File No. 000-14798).

10.6 (a)	Lease, dated November 1, 1984, between the Company and Amwood Associates (incorporated by reference to Exhibit 10.6(a) to the Registrant’s Form S-1 for year ended April 30, 1986; Commission File No. 33-6245).

10.6 (b)	Lease, dated December 15, 2000, between the Company and the Industrial Development Board of The City of Humboldt, Tennessee (incorporated by reference to Exhibit 10.6(d) to the Registrant’s Form 10-K for year ended April 30, 2001; Commission File No. 000-14798).

10.7 (a)	1999 Stock Option Plan (incorporated by reference to Appendix B, to the Registrant’s Form DEF-14A for year ended April 30, 1999; Commission File No. 000-14798).*

10.7 (b)	Amended and Restated Shareholder Value Plan for Employees (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on August 22, 2008; Commission File No. 000-14798).*

10.7 (c)	Shareholder Value Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.7(h) to the Registrant’s Form 10-K for year ended April 30, 2001; Commission File No. 000-14798).*

10.7 (d)	Amended and Restated 2004 Stock Incentive Plan for Employees (incorporated by reference to the Registrant’s Proxy for the year ended April 30, 2006; Commission File No. 000-14798).*

10.7 (e)	Amendment to 2004 Stock Incentive Plan for Employees, dated as of June 16, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for quarter ended on July 31, 2009; Commission File No. 000-14798).*

10.7 (f)	2006 Non-Employees Directors Equity Ownership Plan (incorporated by reference to the Registrant’s Proxy for the year ended April 30, 2006; Commission File No. 000-14798).*

10.7 (g)	Amendment to 2006 Non-Employees Directors Equity Ownership Plan, dated as of August 27, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for quarter ended on July 31, 2009; Commission File No. 000-14798).*

10.8 (a)	Form of Grant Letter used in connection with awards of time-based restricted stock units granted under the Company’s Amended and Restated 2004 Stock Incentive Plan for Employees (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for quarter ended on July 31, 2009; Commission File No. 000-14798).*

10.8 (b)	Form of Grant Letter used in connection with awards of performance-based restricted stock units granted under the Company’s Amended and Restated 2004 Stock Incentive Plan for Employees (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for quarter ended on July 31, 2009; Commission File No. 000-14798).*

10.8 (c)	Form of Grant Letter used in connection with awards of time-based restricted stock units granted under the Company’s 2006 Non-Employee Directors Equity Ownership Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for quarter ended on July 31, 2009; Commission File No. 000-14798).*

10.8 (d)	Management Contract - Employment Agreement for Mr. Kent B. Guichard, President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 (a) to the Registrant’s Form 8-K as filed on September 4, 2008; Commission File No. 000-14798).*

10.8 (e)	Management Contract - Employment Agreement for Mr. Jonathan H. Wolk, Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.1(b) to the Registrant’s Form 8-K as filed on September 4, 2008; Commission File No. 000-14798).*

10.8 (f)	Management Contract - Employment Agreement for Mr. S. Cary Dunston, Senior Vice President of Manufacturing and Logistics (incorporated by reference to Exhibit 10.1(c) to the Registrant’s Form 8-K as filed on September 4, 2008; Commission File No. 000-14798).*

10.10 (a)	Promissory Note between the Company and Amende Cabinet Corporation, a wholly owned subsidiary of the Company, dated as of July 30, 1998 (incorporated by reference to Exhibit 10.10(f) to the Registrant’s Form 10-K for year ended April 30, 1999; Commission File No. 000-14798).

10.10 (b)	Loan Agreement between the Company and Perry, Harlan, Leslie, Brethitt Regional Industrial Authority, Inc. as of November 13, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for quarter ended January 31, 2003; Commission File No. 000-14798).

10.10 (c)	Loan Agreement between the Company and Amende Cabinet Corporation, a wholly owned subsidiary of the Company, dated December 31, 2001 (incorporated by reference to Exhibit 10.8(k) to the Registrant’s Form 10-K for year ended April 30, 2002; Commission File No. 000-14798).

10.10 (d)	Lease agreement between the Company and the West Virginia Economic Development Authority dated as of June 30, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for quarter ended July 31, 2004; Commission File No. 000-14798).

13	2010 Annual Report to Shareholders (Filed Herewith).

21	Subsidiary of the Company (Filed Herewith).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (Filed Herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

*	Management contract or compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts

AMERICAN WOODMARK CORPORATION

(In Thousands)

Description(a)	Balance at Beginning of Year	Additions (Reductions) Charged to Cost and Expenses		Other	Deductions		Balance At End of Year

Year ended April 30, 2010:

Allowance for doubtful accounts	$536	$363		$—	$(785	)(b)	$114

Reserve for cash discounts	$685	$6,798	(c)	$—	$(6,853	)(d)	$630

Reserve for sales returns and allowances	$1,507	$6,051	(c)	$—	$(6,301)		$1,257

Year ended April 30, 2009:

Allowance for doubtful accounts	$1,298	$633		$—	$(1,395	)(b)	$536

Reserve for cash discounts	$790	$9,320	(c)	$—	$(9,425	)(d)	$685

Reserve for sales returns and allowances	$2,504	$8,005	(c)	$—	$(9,002)		$1,507

Year ended April 30, 2008:

Allowance for doubtful accounts	$1,511	$1,264		$—	$(1,477	)(b)	$1,298

Reserve for cash discounts	$965	$12,535	(c)	$—	$(12,710	)(d)	$790

Reserve for sales returns and allowances	$2,712	$10,545	(c)	$—	$(10,753)		$2,504

(a)	All reserves relate to accounts receivable.
(b)	Principally write-offs, net of collections.
(c)	Reduction of gross sales.
(d)	Cash discounts granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Woodmark Corporation
(Registrant)

June 30, 2010	/S/ KENT B. GUICHARD
Kent B. Guichard Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 30, 2010	/S/ KENT B. GUICHARD	June 30, 2010	/S/ VANCE W. TANG
	Kent B. Guichard Chairman, President and Chief Executive Officer (Principal Executive Officer) Director		Vance W. Tang Director

June 30, 2010	/S/ JONATHAN H. WOLK	June 30, 2010	/S/ JAMES G. DAVIS, JR.
	Jonathan H. Wolk Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)		James G. Davis, Jr. Director

June 30, 2010	/S/ WILLIAM F. BRANDT, JR.	June 30, 2010	/S/ MARTHA M. DALLY
	William F. Brandt, Jr. Director		Martha M. Dally Director

June 30, 2010	/S/ DANIEL T. HENDRIX	June 30, 2010	/S/ KENT J. HUSSEY
	Daniel T. Hendrix Director		Kent J. Hussey Director

June 30, 2010	/S/ CAROL B. MOERDYK	June 30, 2010	/S/ ANDREW B. COGAN
	Carol B. Moerdyk Director		Andrew B. Cogan Director

In accordance with Securities and Exchange Commission requirements, the Company will furnish copies of all exhibits to its Form 10-K not contained herein upon receipt of a written request and payment of $.10 (10 cents) per page to:

Mr. Glenn Eanes

Vice President & Treasurer

American Woodmark Corporation

P.O. Box 1980

Winchester, Virginia 22604-8090