Form 10-Q
period 2010-07-31
AMERICAN WOODMARK CORP
filed 2010-08-31
CIK 794619

 awcfy1110q1q.htm
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to _______

Commission file number    000-14798

American Woodmark Corporation
(Exact name of registrant as specified in its charter)
Virginia (State or other jurisdiction of	54-1138147 (I.R.S. Employer Identification No.)
incorporation or organizatiaon)

3102 Shawnee Drive, Winchester Virginia (Address of principal executive offices)	22601 (Zip Code)

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

As of August 25, 2010, 14,239,665 shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION	NUMBER

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets--July 31, 2010 and April 30, 2010	3

	Condensed Consolidated Statements of Operations--Three months ended July 31, 2010 and 2009	4

	Condensed Consolidated Statements of Cash Flows--Three months ended July 31, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements--July 31, 2010	6-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 5.	Other Information	14-15

Item 6.	Exhibits	16

SIGNATURES		17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	July 31,	April 30,
	2010	2010
ASSETS

Current Assets
Cash and cash equivalents	$51,758	$53,233
Customer receivables, net	23,218	27,524
Inventories	23,648	25,239
Income taxes receivable and other	10,831	10,693
Deferred income taxes	6,186	6,355
Total Current Assets	115,641	123,044

Property, plant, and equipment, net	110,333	114,107
Restricted cash	14,419	14,419
Promotional displays, net	10,647	11,738
Deferred income taxes	15,391	13,440
Other assets	5,752	5,685
	$272,183	$282,433

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$13,415	$14,035
Accrued compensation and related expenses	13,632	20,409
Current maturities of long-term debt	897	893
Accrued marketing expenses	4,911	4,903
Other accrued expenses	8,656	9,339
Total Current Liabilities	41,511	49,579

Long-term debt, less current maturities	25,429	25,582
Defined benefit pension liabilities	30,328	29,065
Other long-term liabilities	2,745	2,889

Shareholders’ Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	--	--
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding 14,239,665 shares at July 31, 2010; 14,205,462 shares at April 30, 2010	89,390	88,153
Retained earnings	103,941	108,643
Accumulated other comprehensive loss
Defined benefit pension plans	(21,161)	(21,478)
Total Shareholders’ Equity	172,170	175,318
	$272,183	$282,433

See accompanying notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(Unaudited)

	Quarter Ended
	July 31
	2010		2009

Net sales		$109,303		$100,835
Cost of sales and distribution		94,916		89,001
Gross Profit		14,387		11,834

Selling and marketing expenses		14,103		13,349
General and administrative expenses		5,822		6,227
Restructuring charges		23		2,554
Operating Loss		(5,561)		(10,296)

Interest expense		148		169
Other income		(174)		(215)
Loss Before Income Taxes		(5,535)		(10,250)

Income tax benefit		(2,117)		(3,844)

Net Loss		$(3,418)		$(6,406)

Net Loss Per Share

Weighted average shares outstanding
Basic		14,222,151		14,113,627
Diluted		14,222,151		14,113,627

Net loss per share
Basic	$	(0.24)	$	(0.45)
Diluted	$	(0.24)	$	(0.45)

Cash dividends per share		$0.09		$0.09

See accompanying notes to condensed consolidated financial statements

+

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Quarter Ended
	July 31
	2010	2009

Operating Activities
Net loss	$(3,418)	$(6,406)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Depreciation and amortization	7,061	8,728
Net loss on disposal of property, plant, and equipment	3	72
Stock-based compensation expense	847	1,116
Deferred income taxes	(2,204)	(2,606)
Pension contributions less than expense	1,727	1,251
Tax benefit from stock-based compensation	(57)	(118)
Other non-cash items	(515)	(806)
Changes in operating assets and liabilities:
Customer receivables	4,636	887
Inventories	1,499	5,524
Income tax receivable and other assets	(309)	(3,672)
Accounts payable	(620)	(3,889)
Accrued compensation and related expenses	(6,777)	(8,732)
Other accrued expenses	(187)	1,933
Net Cash Provided/(Used) by Operating Activities	1,686	(6,718)

Investing Activities
Payments to acquire property, plant, and equipment	(936)	(1,002)
Proceeds from sales of property, plant, and equipment	--	30
Investment in promotional displays	(1,099)	(1,389)
Net Cash Used by Investing Activities	(2,035)	(2,361)

Financing Activities
Payments of long-term debt	(150)	(146)
Proceeds from issuance of common stock	247	310
Payment of dividends	(1,280)	(1,270)
Tax benefit from stock-based compensation	57	118

Net Cash Used by Financing Activities	(1,126)	(988)

Net Decrease In Cash And Cash Equivalents	(1,475)	(10,067)

Cash And Cash Equivalents, Beginning of Period	53,233	82,821

Cash And Cash Equivalents, End of Period	$51,758	$72,754

See accompanying notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended April 30, 2010.

NOTE B--NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plans.  ASU 2010-06 was adopted by the Company on May 1, 2010.  The adoption of the new guidance did not have a material impact on the Company’s financial statements.

NOTE C--COMPREHENSIVE LOSS

The Company’s comprehensive loss was $3.1 million and $6.7 million for the quarters ended July 31, 2010 and 2009, respectively.  Comprehensive loss differs from net loss due to the changes in the Company’s pension benefits liability.  See Note J “Pension Benefits” for more information regarding the Company’s pension costs.

NOTE D--EARNINGS (NET LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (net loss) per share:
	Quarter Ended
	July 31
(in thousands, except per share amounts)	2010	2009
Numerator used for both basic and diluted earnings (net loss) per share:
Net loss	$(3,418)	$(6,406)

Denominator:
Denominator for basic earnings (net loss) per share-weighted average shares	14,222	14,114

Effect of dilutive securities:
Stock options	--	--

Denominator for diluted earnings (net loss) per share-weighted average shares and assumed conversions	14,222	14,114

Net loss per share
Basic	$(0.24)	$(0.45)
Diluted	$(0.24)	$(0.45)

Potentially dilutive securities of, 42,000 and 21,000 shares for the quarters ended July 31, 2010 and 2009, respectively, have not been considered in the calculation of net loss per share, as the effect would be anti-dilutive.

NOTE E--STOCK-BASED COMPENSATION

The Company has various stock compensation plans.  During the quarter ended July 31, 2010, the Board of Directors of the Company approved grants of non-statutory stock options and service-based and performance-based restricted stock units to key employees.  The non-statutory stock option grants totaled 115,000 shares of the Company’s common stock with an exercise price of $20.87 per share.  The options vest evenly over a three-year period and have a ten-year contractual term.  The service-based and performance-based restricted stock units totaled 167,300 units which entitle the recipients to receive up to one share of the Company’s common stock per unit granted if certain service and performance conditions are met.

Total compensation expense related to stock-based awards during the quarters ended July 31, 2010 and 2009 was $0.8 million and $1.1 million, respectively.  For the quarters ended July 31, 2010 and 2009, stock-based compensation expense was allocated as follows:
	Quarter Ended
	July 31
(in thousands)	2010	2009
Cost of sales and distribution	$144	$211
Selling and marketing expenses	177	241
General and administrative expenses	526	664
Stock-based compensation expense	$847	$1,116

NOTE F--CUSTOMER RECEIVABLES

The components of customer receivables were:

	July 31,	April 30,
(in thousands)	2010	2010
Gross customer receivables	$24,889	$29,525
Less:
Allowance for doubtful accounts	(105)	(114)
Allowance for returns and discounts	(1,566)	(1,887)

Net customer receivables	$23,218	$27,524

NOTE G--INVENTORIES

The components of inventories were:
	July 31,	April 30,
(in thousands)	2010	2010
Raw materials	$8,601	$8,855
Work-in-process	18,095	18,440
Finished goods	7,144	8,081

Total FIFO inventories	33,840	35,376

Reserve to adjust inventories to LIFO value	(10,192)	(10,137)

Total LIFO inventories	$23,648	$25,239

For the three-month periods ended July 31, 2010 and 2009, the gain recognized by the Company related to the liquidation of LIFO-based inventories was not material.  Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Since these items are estimated, interim results are subject to the final year-end LIFO inventory valuation.

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

The following is a reconciliation of the Company’s warranty liability:
	Quarter Ended
	July 31
(in thousands)	2010	2009
Beginning balance at May 1	$1,582	$2,048
Accrual	1,475	896
Settlements	(1,569)	(1,655)

Ending balance at July 31	$1,488	$1,289

NOTE I--CASH FLOW

Supplemental disclosures of cash flow information:
	Quarter Ended
	July 31
(in thousands)	2010	2009
Cash paid during the period for:
Interest	$86	$117
Income taxes	$121	$2,281

NOTE J--PENSION BENEFITS

Net periodic pension cost consisted of the following for the three months ended July 31, 2010 and 2009:
	Quarter Ended
	July 31
(in thousands)	2010	2009
Service cost	$1,180	$830
Interest cost	1,567	1,405
Expected return on plan assets	(1,540)	(1,320)
Amortization of net loss	499	314
Amortization of prior service cost	21	22

Net pension cost	$1,727	$1,251

Employer Contributions

Under the requirements of the Pension Protection Act of 2006, the Company is not required to make a mandatory contribution to the pension plans during fiscal 2011.  Accordingly, no contributions were made to these plans during the three months ended July 31, 2010, and the Company does not plan to make any voluntary contributions during fiscal 2011.

NOTE K--RESTRUCTURING CHARGES

In the fourth quarter of fiscal 2009 the Company announced a restructuring plan that committed to the closing of two of the Company’s manufacturing plants located in Berryville, Virginia, and Moorefield, West Virginia, and suspending operations in a third manufacturing plant located in Tahlequah, Oklahoma.  These actions were completed during the first quarter of fiscal 2010.  This initiative impacted approximately 600 employees. The continued housing slump, at that time, led to the decision to reduce production capacity.   These initiatives were intended to increase the Company’s utilization rates and decrease overhead costs within the Company’s manufacturing operations.  In addition to these initiatives, the Company made other staffing reductions during the fourth quarter of fiscal 2009.

During fiscal 2010 and 2009, the Company recognized restructuring charges of $2.8 million and $9.7 million, respectively.  During the three months ended July 31, 2010 and 2009, the Company recognized restructuring charges of $23,000 and $2.5 million, respectively. The Company recognized recurring operating costs for the closed facilities of $0.2 million in the three months ended July 31, 2010 that will continue until the plants are sold or placed back into service.

A reserve for restructuring charges in the amount of $21,000 is included in the Company’s consolidated balance sheet as of July 31, 2010, which relates to employee termination costs.

The following is a summary of the restructuring reserve balance as of July 31, 2010:

2009 Restructuring Plan
(in thousands)
Restructuring reserve balance as of April 30, 2010	$60
Additions	3
Payments	(42)

Reserve balance as of July 31, 2010	$21

The Company has a total of four manufacturing plants that were closed or idled in 2008 and 2009.  Three of these plants have been closed and classified as held for sale.  The Company believes that the $2.3 million net book value of these three plants is fully recoverable.  These assets are included in Other Assets on the Company’s balance sheet at July 31, 2010.  The Company has not yet determined how its idled manufacturing plant in Tahlequah, Oklahoma will be utilized in the future.  Accordingly, this asset continues to be classified as Property, Plant and Equipment on the Company’s balance sheet, and continues to be depreciated at a rate of $0.5 million per year.  The Company expects it may incur approximately $1.6 million in additional restructuring charges relating to Management’s estimate of shortfall in fair value of the idled Tahlequah plant for which future utilization plans have not yet been determined.

NOTE L--FAIR VALUE MEASUREMENTS

The Company utilizes the hierarchy of fair value measurement to classify certain of its assets based upon the following definitions:

Level 1- Investments with quoted prices in active markets for identical assets or liabilities. The Company’s cash equivalents are invested in money market funds that are either insured by the US Treasury, or invested in United States Treasury instruments. The Company’s mutual fund investment assets represent contributions made and invested on behalf of the Company’s named executive officers as a supplementary employee retirement plan.

Level 2- Investments with observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company has no level 2 assets or liabilities.

Level 3- Investments with unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no level 3 assets or liabilities.

The following tables summarize the fair values of assets that are recorded in the Company’s condensed consolidated financial statements as of July 31, 2010 and April 30, 2010 at fair value on a recurring basis (in thousands):
	Fair Value Measurements As of July 31, 2010
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$53,222	$--	$--
Mutual funds	1,474	--	--

Total assets at fair value	$54,696	$--	$--

	As of April 30, 2010
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$32,119	$--	$--
Mutual funds	1,470	--	--

Total assets at fair value	$33,589	$--	$--

The carrying amounts of the Company’s cash and cash equivalents, customer receivables, accounts payable, and long-term debt approximate fair value.

NOTE M--OTHER INFORMATION

The Company is involved in suits and claims in the normal course of business, including product liability and general liability claims, and claims pending before the Equal Employment Opportunity Commission.  On at least a quarterly basis, the Company consults with its legal counsel to ascertain the reasonable likelihood that such claims may result in a loss.  As required by the provision of FASB Accounting Standards Codification Topic 450, “Contingencies,” (ASC 450), the Company categorizes the various suits and claims into three categories according to their likelihood for resulting in potential loss; those that are probable, those that are reasonably possible, and those that are deemed to be remote.  The Company accounts for these loss contingencies in accordance with ASC 450.  Where losses are deemed to be probable and estimable, accruals are made. Where losses are deemed to be reasonably possible or remote, a range of loss estimates is determined and considered for disclosure.  Where no loss estimate range can be made, the Company and its counsel perform a worst case estimate. In determining these loss range estimates, the Company considers known values of similar claims and consultation with independent counsel.

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of July 31, 2010.

NOTE N--SUBSEQUENT EVENTS

On August 26, 2010, the Board of Directors approved a $.09 per share cash dividend on its common stock.  The cash dividend will be paid on September 27, 2010, to shareholders of record on September 13, 2010.

Item 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to the condensed consolidated financial statements, both of which are included in Part I, Item 1 of this report.  The Company’s critical accounting policies are included in the Company’s 2010 Annual Report, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended April 30, 2010.

Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts.  These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  In most cases, the reader can identify these forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “would,” “plan,” “may” or other similar words.  Forward-looking statements contained in this report including Management’s Discussion and Analysis are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements.  In addition, the Company participates in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings or deterioration in financial condition.  These include (1) overall industry demand at reduced levels, (2) economic weakness in a specific channel of distribution, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, (5) a dramatic increase to the cost of diesel fuel and/or transportation related services, (6) the need to respond to price or product initiatives launched by a competitor, (7) the Company’s ability to successfully implement initiatives related to increasing market share, new products, maintaining and increasing its sales force and new product displays, and (8) sales growth at a rate that outpaces the Company’s ability to install new capacity.  Additional information concerning the factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report and also in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2010, filed with the SEC, including Item 1A, "Risk Factors" and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," as well as the Company’s 2010 Annual Report, including under the headings "Forward-Looking Statements," "Market Risks," and "Outlook " in Management's Discussion and Analysis.  While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a materially adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes, speaks only as of the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise except as required by law.

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent dealers and distributors.  At July 31, 2010, the Company operated 11 manufacturing facilities and 9 service centers across the country.

The three-month period ended July 31, 2010 was the Company’s first quarter of its fiscal year that ends on April 30, 2011 (fiscal 2011).  During the first quarter of fiscal 2011, the Company experienced a continuation of difficult housing market conditions that have prevailed since the market peaked in 2006.  In new home construction, total houses started during the first quarter of fiscal 2011 approximated the 565,000 annualized level of the prior year, and less than 40% of their long-term average.  In remodeling, existing homes sold during the first quarter of fiscal 2011 were about 10% more than in the same period in the prior year, but the gross private investment in residential property as supplied by the Bureau of Economic Analysis during the first half of calendar 2010 was comparable to that of the prior year, and the Company’s largest remodeling customers reported sales of the Company’s product category to be flat to down.  Despite a flat to down market, the Company believes it gained market share, as it experienced increases in both its new construction and remodeling sales during the first quarter of fiscal 2011.

The Company believes the current housing environment continues to be adversely impacted by the combined impacts of housing inventory overhang, unemployment, and weak consumer confidence.  The Company believes these factors, and their associated media coverage, have contributed to a reduced ability and desire for consumers to make big-ticket purchases related to housing.  The Company expects the short-term outlook for the housing economy will remain uncertain until these conditions become more favorable.

Despite the present housing market downturn, the Company believes that the long-term fundamentals for the American housing industry continue to remain very positive, based upon continued population growth, low interest rates, and other favorable demographic trends. Based upon this belief, the Company has continued to invest in improving its operations and its capabilities to service its customers. The Company remains focused on growing its market share and has continued to invest in developing and launching new products while maintaining its product displays and related marketing collateral deployed with its customers.

During fiscal 2009, the Company announced its intention to realign its manufacturing network by closing two of its oldest manufacturing plants and suspending operations in a third. These initiatives were achieved during fiscal 2010. The vast majority of the charges related to these activities were reflected in the Company’s results during fiscal 2009 and fiscal 2010.

The Company’s net sales rose by 8% during the first quarter of fiscal 2011. The Company’s 13.2% gross margin rate for the first quarter of fiscal 2011 exceeded the 11.7% gross margin generated in the first quarter of fiscal 2010.  The improvement in the Company’s gross margin was driven by the beneficial impact of increased sales volume upon direct labor and manufacturing overhead costs, as well as from cost reductions stemming from the previously described initiatives. Partly offsetting these beneficial factors were unfavorable impacts from rising material and fuel costs.

The Company regularly assesses its long-lived assets to determine if any impairment has occurred.  Although the direction of the housing market and its resultant impact upon the Company’s performance remains difficult, the Company continues to believe that the long-term fundamentals of population growth, demographics, job creation and long-term interest rates support a growing and vibrant housing economy in the future.  The Company does not believe that its long-lived assets pertaining to its 11 manufacturing plants or any of its other long-lived assets were impaired as of July 31, 2010.

The Company recorded restructuring charges during the first quarter of fiscal 2011 of $23,000. The net-of-tax impact of these charges increased net loss by $14,000.  Comparatively, the Company recorded restructuring charges of $2,554,000 in the first quarter of fiscal 2010, which increased the net loss of $6.4 million by $1.6 million in that quarter.

Results of Operations
	Three Months Ended
	July 31
			Percent
	2010	2009	Change
(in thousands)
Net Sales	$109,303	$100,835	8.4%
Gross Profit	14,387	11,834	21.6%
Selling and Marketing Expenses	14,103	13,349	5.6%
General and Administrative Expenses	5,822	6,227	(6.5%)

Net Sales.  Net sales were $109.3 million for the first quarter of fiscal 2011, an increase of 8% compared with the first quarter of fiscal 2010.  Overall unit volume for the three-month period ended July 31, 2010 improved by 6%, while average revenue per unit improved by 2%.

Gross Profit.  Gross profit margin for the first quarter of fiscal 2011 was 13.2%, as compared with 11.7% for the same period of fiscal 2010.  Overhead and labor costs were reduced by a combined 2.9% of net sales in the first quarter of fiscal 2011 as compared with the comparable prior year period, driven by the impact of higher sales volumes and savings from the plant closures that occurred in the prior fiscal year. These improvements were partially offset by the impact of increased materials and freight costs of 1.4% of net sales, as the Company experienced inflationary pressure from rising material and diesel fuel costs.

Selling and Marketing Expenses. Selling and Marketing expenses were 12.9% of sales in the first quarter of fiscal 2011, down slightly from 13.2% in the first quarter of the prior fiscal year. Sales and marketing costs increased by 6% in relation to the 8% increase in net sales, as the impact of lower product literature costs somewhat offset increases in sales promotion costs, variable compensation cost and other business development activities.

General and Administrative Expenses.  General and Administrative expenses were 5.3% of sales in the first quarter of fiscal 2011, compared with 6.2% of sales in the first quarter of the prior fiscal year.  The Company reduced its general and administrative costs by 6%, driven by lower bad debt expense, stock compensation and franchise tax costs.  As of July 31, 2010, the Company had receivables from customers with a higher perceived level of risk aggregating $0.1 million, of which $0.1 million had been reserved for potential uncollectibility.

Effective Income Tax Rates. The Company’s effective income tax rate for the first quarter of fiscal 2011 was 38.25%, relatively consistent with the 37.50% in the comparable period of fiscal 2010.

Outlook.  The Company expects the continuing impact of housing supply overhang, unemployment and weak consumer confidence will cause the remodeling and new construction markets to remain subdued until these conditions are resolved.  The Company expects that housing starts will increase during fiscal 2011 by approximately 10% over the 584,000 total housing starts during fiscal 2010, and that the remodeling market will continue to be relatively flat. Based upon these expectations, the Company’s expects that its net sales will increase in the mid-single digit range above fiscal 2010 levels.

LIQUIDITY AND CAPITAL RESOURCES

On July 31, 2010, the Company’s cash, cash equivalents and restricted cash totaled $66.2 million, down slightly from $67.7 million at April 30, 2010.  At July 31, 2010, total short-term and long-term debt was $26.3 million, down $0.2 million from its balance at April 30, 2010.  The Company’s ratio of long-term debt to total capital was 12.9% at July 31, 2010 compared to 12.7% at April 30, 2010.

The Company’s main source of liquidity is its existing cash and cash equivalents on hand, cash generated from operating activities and available borrowing capacity under its credit facility.

Cash provided by operating activities in the first three months of fiscal 2011 was $1.7 million, compared with a use of cash of $6.7 million in the comparable period of fiscal 2010.  The improvement in cash provided by operations was primarily attributable to the $3.0 million reduction in net loss, combined with the absence of payments made in relation to the Company’s cost reduction initiatives in the prior fiscal year.

The Company’s primary investing activities are capital expenditures and investments in promotional displays.  Net cash used for investing activities in the first three months of fiscal 2011 was $2.0 million, $0.3 million lower than in the comparable period of fiscal year 2010, as the Company’s investments in both capital expenditures and promotional displays were reduced modestly.  The Company expects its investments in capital expenditures and promotional displays for fiscal 2011 will approximate the total invested in fiscal 2010.

The Company’s financing activities typically consist of returning a portion of its free cash flow (defined as cash provided by operating activities less cash used for investing activities) to its shareholders and repayments of debt, net of any proceeds received from the exercise of stock options. During the first three months of fiscal 2011, net cash used for financing activities was $1.1 million, compared with net cash used in the comparable period of fiscal 2010 of $1.0 million.  The primary use of cash in both periods was to return cash to the Company’s shareholders in the form of dividends in the amount of $1.3 million.  The Company made no repurchases of its common stock during the first three months of fiscal 2011 and had $93.3 million of remaining stock repurchases authorized by its Board of Directors as of July 31, 2010.

The Company generated negative free cash flow of $0.3 million in the first quarter of fiscal 2011, compared with negative free cash flow of $9.1 million in the first quarter of fiscal 2010. The improvement in fiscal 2011 was driven by the improvement in cash provided by operating activities.

The Company can borrow up to $35 million under its credit facility; however its aggregate debt under the credit facility cannot exceed the collateral value of the Company’s cash and specified investments held in accounts pledged to the credit facility issuer. At July 31, 2010, $10 million of loans and $3.7 million of letters of credit were outstanding under the credit facility, and $14.4 million of the Company’s cash was held as security. Under the terms of the credit facility, the Company must maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth not greater than 0.9 to 1.0 and must comply with other customary affirmative and negative covenants. The Company’s ratio of total liabilities to tangible net worth at July 31, 2010 was 0.6 to 1.0. The credit facility does not limit the Company’s ability to pay dividends or repurchase its common stock as long as the Company maintains the required ratio of total liabilities to tangible net worth. As of July 31, 2010, the Company was in compliance with all covenants specified in the credit facility.

The Company’s cash flow from operations combined with accumulated cash on hand is expected to be more than sufficient to meet forecasted working capital requirements, service existing debt obligations, and fund capital expenditures for the remainder of fiscal 2011.

The timing of the Company’s contractual obligations as of April 30, 2010 is summarized in the table below:

	FISCAL YEARS ENDED APRIL 30
(in thousands)	Total Amounts	2011	2012 – 2013	2014 – 2015	2016 and Thereafter

Revolving credit facility	$10,000	$--	$10,000	$--	$--
Economic development loans	3,524	--	--	--	3,524
Term loans	4,748	390	828	718	2,812
Capital lease obligations	8,203	503	1,035	1,078	5,587
Interest on long-term debt(a)	3,050	534	948	592	976
Operating lease obligations	15,084	4,036	4,618	3,704	2,726
Pension contributions(b)	33,440	--	16,552	16,888	--

Total	$78,049	$5,463	$33,981	$22,980	$15,625

(a)
Interest commitments under interest bearing debt consists of interest under the Company’s primary loan agreement and other term loans and capitalized lease agreements. Amounts outstanding under the Company’s revolving credit facility bear a variable interest rate determined by the London Interbank Offered Rate (LIBOR) plus 1.25%. Interest under other term loans and capitalized lease agreements is fixed at rates between 2% and 6%.  Interest commitments under interest bearing debt for the Company’s revolving credit facility were at LIBOR plus the spread as of April 30, 2010.

(b)
The estimated cost of the Company’s two defined benefit pension plans are determined annually based upon the discount rate and other assumptions at fiscal year end. Future pension funding contributions beyond 2014 have not been determined at this time.

Dividends Declared

On August 26, 2010, the Board of Directors approved a $.09 per share cash dividend on the Company’s common stock.  The cash dividend will be paid on September 27, 2010 to shareholders of record on September 13, 2010.

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

Critical Accounting Policies

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no significant changes to the Company’s critical accounting policies as disclosed in the Company’s 2010 Annual Report, which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

As of July 31, 2010, the Company had $10 million outstanding under its $35 million revolving line of credit which bears interest at the London InterBank Offered Rate (LIBOR) (0.375% at July 31, 2010) plus a spread (1.25% at July 31, 2010).  All other borrowings of the Company carry a fixed interest rate between 2% and 6%.  See additional disclosures regarding market risk under Item 7A “Quantitative and Qualitative Disclosures of Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

Item 4.	Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 31, 2010.  Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the design and operating effectiveness of the Company's disclosure controls and procedures are effective.  In addition, there have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to its business.  The Company does not have any litigation that does not constitute ordinary, routine litigation to its business.

Item 1A.  Risk Factors

There have been no material changes in the risk factors disclosed in the Company’s 10-K for the year ended April 30, 2010.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On August 24, 2007, the Company announced that the Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s common stock.  This authorization has no expiration date.  In the first quarter of fiscal 2011, the Company did not repurchase any shares under this authorization.  At July 31, 2010, $93.3 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.

Item 5.    Other Information

Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of American Woodmark Corporation held on August 26, 2010, the holders of 13,083,782 of the 14,222,262 shares of common stock outstanding voted at the meeting duly executed and delivered valid proxies.  The shareholders approved the three items outlined within the Company’s Proxy Statement that was solicited to shareholders and reported to the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

The following items were approved at the Company’s Annual Meeting:

	Votes “FOR”	Votes	Votes	Broker "NON-
		“AGAINST”	“ABSTAINED”	VOTES”

1. Election of the Board of Directors:
William F. Brandt, Jr.	11,451,242	194,629	642	1,437,269
Andrew B. Cogan	11,032,432	613,072	1,009	1,437,269
Martha M. Dally	9,695,916	1,949,564	1,033	1,437,269
James G. Davis, Jr.	11,504,301	141,203	1,009	1,437,269
Kent B. Guichard	11,393,112	245,771	7,630	1,437,269
Daniel T. Hendrix	10,798,796	846,708	1,009	1,437,269
Kent J. Hussey	11,207,980	437,500	1,033	1,437,269
Carol B. Moerdyk	11,496,226	149,254	1,033	1,437,269
Vance W. Tang	11,033,366	611,872	1,275	1,437,269

2. Ratification of Selection of Independent Registered Public Accounting Firm	13,059,112	22,258	2,412	--

3. Approve amendments to the Company’s Amended and Restated 2004 Stock Incentive Plan for Employees	6,484,563	4,574,791	587,159	1,437,269

Material Amendments to Compensatory Plan

At the Annual Meeting of Shareholders of American Woodmark Corporation held on August 26, 2010, the shareholders approved certain amendments to the Amended and Restated 2004 Incentive Plan for Employees (the 2004 Plan), including the (i) authorization of an additional 1,000,000 shares of the Company’s common stock to be used for long-term equity compensation awards to employees; (ii) prohibition on the reuse of future awards under the 2004 Plan of any shares of common stock that are tendered by a participant, or withheld by the Company, to pay the exercise price of a stock option or applicable withholding taxes in connection with the vesting, payment or exercise of an award; (iii) elimination of the authority of the Company to grant reload stock options under the 2004 Plan; (iv) restriction on payment of any dividends on restricted stock or dividend equivalents on restricted stock units until the underlying award has vested; and (v) the addition of a minimum three-year vesting period for service-based restricted stock and restricted stock units and a minimum of one-year vesting period for performance-based restricted stock and restricted stock units.  The description of the amendments to the 2004 plan is a summary only and is qualified by reference to the amendment, which is filed herewith as Exhibit 10.1.

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

3.2	Bylaws – as amended and restated December 14, 2009 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K for year ended April 30, 2010; Commission File No. 000-14798).

4.1	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2).

4.2	Amended and restated Stockholder’s Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-1 for year ended April 30, 1986; Commission File No. 33-6245).

Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments that define the rights of holders of the Registrant’s long-term debt securities, where the long-term debt securities authorized under each such instrument do not exceed 10 percent of the Registrant’s total assets, have been omitted and will be furnished to the Securities and Exchange Commission on request.

10.1	Second Amendment to Amended and Restated 2004 Stock Incentive Plan for Employees (Filed Herewith).*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

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

Date: August 31, 2010
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

3.2	Bylaws – as amended and restated December 14, 2009 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K for year ended April 30, 2010; Commission File No. 000-14798).

4.1	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2).

4.2	Amended and restated Stockholder’s Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-1 for year ended April 30, 1986; Commission File No. 33-6245).

Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments that define the rights of holders of the Registrant’s long-term debt securities, where the long-term debt securities authorized under each such instrument do not exceed 10 percent of the Registrant’s total assets, have been omitted and will be furnished to the Securities and Exchange Commission on request.

10.1	Second Amendment to Amended and Restated 2004 Stock Incentive Plan for Employees (Filed Herewith).*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

*Management contract or compensatory plan or arrangement.

Exhibit 31.1

CERTIFICATION UNDER SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
I, Kent B. Guichard, certify that:

1.	I have reviewed this report on Form 10-Q of American Woodmark Corporation;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting  (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Kent B. Guichard
Kent B. Guichard
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 31, 2010

Exhibit 31.2

CERTIFICATION UNDER SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
I, Jonathan H. Wolk, certify that:

1.	I have reviewed this report on Form 10-Q of American Woodmark Corporation;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting  (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Jonathan H. Wolk
Jonathan H. Wolk
Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: August 31, 2010

Exhibit 32.1

CERTIFICATION

Each of the undersigned hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1.
The Quarterly Report on Form 10-Q of American Woodmark Corporation for the quarter ended July 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”)  fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 31, 2010	/s/ Kent B. Guichard
Kent B. Guichard
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 31, 2010	/s/ Jonathan H. Wolk
Jonathan H. Wolk
Vice President and Chief Financial Officer
(Principal Financial Officer)