Form 10-Q
period 2010-10-31
AMERICAN WOODMARK CORP
filed 2010-12-01
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

As of November 29, 2010, 14,255,408 shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION	NUMBER

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets--October 31, 2010 and April 30, 2010	3

	Condensed Consolidated Statements of Operations--Three months ended October 31, 2010 and 2009; Six months ended October 31, 2010 and 2009	4

	Condensed Consolidated Statements of Cash Flows--Six months ended October 31, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements--October 31, 2010	6-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 6.	Exhibits	14

SIGNATURES		15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	October 31,	April 30,
	2010	2010
ASSETS

Current Assets
Cash and cash equivalents	$55,866	$53,233
Customer receivables, net	27,721	27,524
Inventories	23,982	25,239
Income taxes receivable and other	4,245	10,693
Deferred income taxes	5,941	6,355
Total Current Assets	117,755	123,044

Property, plant, and equipment, net	107,059	114,107
Restricted cash	14,419	14,419
Promotional displays, net	9,127	11,738
Deferred income taxes	18,370	13,440
Other assets	4,330	5,685
	$271,060	$282,433

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$14,936	$14,035
Accrued compensation and related expenses	16,231	20,409
Current maturities of long-term debt	926	893
Accrued marketing expenses	6,311	4,903
Other accrued expenses	8,391	9,339
Total Current Liabilities	46,795	49,579

Long-term debt, less current maturities	25,275	25,582
Defined benefit pension liabilities	31,683	29,065
Other long-term liabilities	2,550	2,889

Shareholders’ Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	--	--
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding 14,255,408 shares at October 31, 2010; 14,205,462 shares at April 30, 2010	90,325	88,153
Retained earnings	95,275	108,643
Accumulated other comprehensive loss -
Defined benefit pension plans	(20,843)	(21,478)

Total Shareholders’ Equity	164,757	175,318
	$271,060	$282,433

See accompanying notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31		October 31
	2010	2009	2010	2009

Net sales	$107,613	$104,068	$216,916	$204,903
Cost of sales and distribution	97,797	91,399	192,713	180,400
Gross Profit	9,816	12,669	24,203	24,503

Selling and marketing expenses	15,805	14,510	29,908	27,859
General and administrative expenses	6,040	6,380	11,862	12,607
Restructuring charges	16	233	39	2,787
Operating Loss	(12,045)	(8,454)	(17,606)	(18,750)

Interest expense	144	166	292	335
Other income	(231)	(173)	(405)	(388)
Loss Before Income Taxes	(11,958)	(8,447)	(17,493)	(18,697)

Income tax benefit	(4,574)	(3,168)	(6,691)	(7,012)

Net Loss	$(7,384)	$(5,279)	$(10,802)	$(11,685)

Net Loss Per Share

Weighted average shares outstanding
Basic	14,240,178	14,138,091	14,231,165	14,125,859
Diluted	14,240,178	14,138,091	14,231,165	14,125,859

Net loss per share
Basic	$(0.52)	$(0.37)	$(0.76)	$(0.83)
Diluted	$(0.52)	$(0.37)	$(0.76)	$(0.83)

Cash dividends per share	$0.09	$0.09	$0.18	$0.18

See accompanying notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	October 31
	2010	2009

Operating Activities
Net loss	$(10,802)	$(11,685)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	13,817	16,154
Net loss on disposal of property, plant, and equipment	67	35
Gain on sale of assets held for sale	(60)	--
Stock-based compensation expense	1,800	2,263
Deferred income taxes	(5,454)	(4,138)
Pension contributions less than expense	3,454	2,501
Tax benefit from stock-based compensation	(57)	(119)
Other non-cash items	(553)	(603)
Changes in operating assets and liabilities:
Customer receivables	71	(4,000)
Inventories	1,072	6,398
Income taxes receivable and other assets	6,254	(5,335)
Accounts payable	901	(189)
Accrued compensation and related expenses	(4,178)	(7,045)
Other accrued expenses	1,259	(675)
Net Cash Provided (Used) by Operating Activities	7,591	(6,438)

Investing Activities
Payments to acquire property, plant, and equipment	(2,264)	(1,590)
Proceeds from sales of property, plant, and equipment	2	92
Proceeds from sale of assets held for sale	1,474	--
Investment in promotional displays	(1,638)	(3,097)
Net Cash Used by Investing Activities	(2,426)	(4,595)

Financing Activities
Payments of long-term debt	(274)	(293)
Proceeds from issuance of common stock	247	318
Payment of dividends	(2,562)	(2,541)
Tax benefit from stock-based compensation	57	119

Net Cash Used by Financing Activities	(2,532)	(2,397)

Net Increase (Decrease) In Cash And Cash Equivalents	2,633	(13,430)

Cash And Cash Equivalents, Beginning of Period	53,233	82,821

Cash And Cash Equivalents, End of Period	$55,866	$69,391

See accompanying notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended October 31, 2010 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended April 30, 2010.

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

NOTE C--COMPREHENSIVE LOSS

The Company’s comprehensive loss was $7.1 million and $10.2 million for the three months and six months ended October 31, 2010, respectively, and $5.5 million and $12.1 million for the three months and six months ended October 31, 2009, respectively.  Comprehensive loss differs from net loss due to the changes in the Company’s pension benefits liability.  See Note J “Pension Benefits” for more information regarding the Company’s pension costs.

NOTE D--EARNINGS (NET LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (net loss) per share:

	Three Months Ended		Six Months Ended
	October 31		October 31
(in thousands, except per share amounts)	2010	2009	2010	2009
Numerator used for both basic and diluted earnings (net loss) per share:
Net loss	$(7,384)	$(5,279)	$(10,802)	$(11,685)

Denominator:
Denominator for basic earnings (net loss) per share-weighted average shares	14,240	14,138	14,231	14,126

Effect of dilutive securities:
Stock options and restricted stock units	--	--	--	--

Denominator for diluted earnings (net loss) per share-weighted average shares and assumed conversions	14,240	14,138	14,231	14,126

Net loss per share
Basic	$(0.52)	$(0.37)	$(0.76)	$(0.83)
Diluted	$(0.52)	$(0.37)	$(0.76)	$(0.83)

Potentially dilutive securities of 36,000 and 18,000 shares have not been considered in the calculation of net loss per share for the three months and six months ended October 31, 2010 and 2009, as the effect would be anti-dilutive.

NOTE E--STOCK-BASED COMPENSATION

The Company has various stock compensation plans.  During the quarter ended October 31, 2010, the Board of Directors of the Company granted a total of 20,000 service-based restricted stock units to non-employee directors.  These awards vest daily while the director is a member of the Board and entitle the recipient to receive one share of the Company’s common stock per unit granted with a maturity date of August 15, 2012.  During the six months ended October 31, 2010, the Board of Directors of the Company also approved grants of non-statutory stock options and performance and service-based restricted stock units to key employees. The employee non-statutory stock options totaled 115,000 shares of the Company’s common stock with a weighted average exercise price of $20.87 per share. The options vest evenly over a three-year period and have ten-year contractual terms. The employee performance-based restricted stock units totaled 125,475 units and the employee and non-employee director service-based restricted stock units totaled 61,825 units.  The performance-based restricted stock units entitle the recipients to receive one share of the Company’s common stock per unit granted if certain performance conditions are met and the recipient remains employed with the Company until the units vest.  The service-based units entitle the recipient to receive one share of the Company’s common stock per unit granted if they remain employed with the Company until the units vest.

Total compensation expense related to stock-based awards during the three-month periods ended October 31, 2010 and 2009 was $1.0 million and $1.1 million, respectively, and for the six-month periods ended October 31, 2010 and 2009 was $1.8 million and $2.3 million, respectively.  For the three-month and six-month periods ended October 31, 2010 and 2009, stock-based compensation expense was allocated as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
(in thousands)	2010	2009	2010	2009
Cost of sales and distribution	$186	$247	$330	$458
Selling and marketing expenses	222	286	399	527
General and administrative expenses	545	614	1,071	1,278
Stock-based compensation expense	$953	$1,147	$1,800	$2,263

NOTE F--CUSTOMER RECEIVABLES

The components of customer receivables were:

	October 31,	April 30,
(in thousands)	2010	2010
Gross customer receivables	$29,454	$29,525
Less:
Allowance for doubtful accounts	(65)	(114)
Allowance for returns and discounts	(1,668)	(1,887)

Net customer receivables	$27,721	$27,524

NOTE G--INVENTORIES

The components of inventories were:
	October 31,	April 30,
(in thousands)	2010	2010
Raw materials	$9,041	$8,855
Work-in-process	16,908	18,440
Finished goods	8,232	8,081

Total FIFO inventories	$34,181	$35,376

Reserve to adjust inventories to LIFO value	(10,199)	(10,137)

Total LIFO inventories	$23,982	$25,239

For the six-month periods ended October 31, 2010 and 2009, the gain recognized by the Company related to the liquidation of LIFO based inventories was not material.  Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Since these items are estimated, interim results are subject to the final year-end LIFO inventory valuation.

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

The following is a reconciliation of the Company’s warranty liability:

	Six Months Ended
	October 31
(in thousands)	2010	2009
Beginning balance at May 1	$1,582	$2,048
Accrual	3,151	2,607
Settlements	(3,244)	(3,248)

Ending balance at October 31	$1,489	$1,407

NOTE I--CASH FLOW

Supplemental disclosures of cash flow information:
	Six Months Ended
	October 31
(in thousands)	2010	2009
Cash paid during the period for:
Interest	$181	$239
Income taxes	$204	$2,300

NOTE J--PENSION BENEFITS

Net periodic pension cost consisted of the following for the three months and six months ended October 31, 2010 and 2009.

	Three Months Ended		Six Months Ended
	October 31		October 31
(in thousands)	2010	2009	2010	2009
Service cost	$1,180	$830	$2,359	$1,660
Interest cost	1,567	1,405	3,134	2,810
Expected return on plan assets	(1,540)	(1,320)	(3,080)	(2,641)
Amortization of net loss	499	314	998	628
Amortization of prior service cost	21	22	43	44

Net periodic pension cost	$1,727	$1,251	$3,454	$2,501

Employer Contributions

Under the requirements of the Pension Protection Act of 2006, the Company is not required to make a mandatory contribution to the pension plans during fiscal 2011.  Accordingly, no contributions were made to these plans during the six months ended October 31, 2010, and the Company does not plan to make any voluntary contributions during fiscal 2011.

NOTE K – RESTRUCTURING CHARGES

In the fourth quarter of fiscal 2009, the Company announced a restructuring plan to close two of its manufacturing plants, located in Berryville, Virginia, and Moorefield, West Virginia, and suspend operations in a third manufacturing plant located in Tahlequah, Oklahoma. These actions were completed during the first quarter of fiscal 2010.  This initiative impacted approximately 600 employees. The continuing housing slump, at that time, led to the decision to reduce production capacity.  These initiatives were intended to increase the Company’s utilization rates and decrease overhead costs within the Company’s manufacturing operations.  In addition to these initiatives, the Company made other staffing reductions during the fourth quarter of fiscal 2009.

During fiscal 2010 and fiscal 2009, the Company recognized pre-tax restructuring charges of $2.8 million and $9.7 million, respectively.  During the six months ended October 31, 2010 and 2009, the Company recognized pre-tax restructuring charges of $39,000 and $2.8 million, respectively. The Company recognized recurring operating costs relating to the closed facilities of $0.4 million in the six months ended October 31, 2010.  Such costs are expected to continue until the closed plants are sold and the new plan for the suspended plant is determined.

A reserve for restructuring charges in the amount of $13,000 is included in the Company’s consolidated balance sheet as of October 31, 2010, which relates to employee termination costs.

The following is a summary of the restructuring reserve balance as of October 31, 2010:

2009 RESTRUCTURING PLAN
(in thousands)

Restructuring reserve balance as of April 30, 2010	$60
Additions	6
Payments	(53)
Reserve balance as of October 31, 2010	$13

The Company has a total of three manufacturing plants that were idled in 2009.  Two of these plants have been closed and classified as held for sale.  The Company believes that the $0.9 million net book value of these two plants is fully recoverable.  These assets are included in Other Assets on the Company’s balance sheet at October 31, 2010.  The Company has not yet determined how its idled manufacturing plant in Tahlequah, Oklahoma will be utilized in the future.  Accordingly, the $4.9 million net book value for this asset continues to be classified as Property, Plant and Equipment on the Company’s balance sheet at October 31, 2010, and continues to be depreciated at a rate of $0.5 million per year.  The Company expects it may incur approximately $1.5 million in additional restructuring charges relating to management’s estimate of shortfall in fair value of the idled Tahlequah plant for which future utilization plans have not been determined.

NOTE L—FAIR VALUE MEASUREMENTS

The Company utilizes the hierarchy of fair value measurement to classify certain of its assets and liabilities based upon the following definitions:

Level 1 — Investments with quoted prices in active markets for identical assets or liabilities. The  Company’s cash equivalents are invested in money market funds, mutual funds and United States Treasury instruments. The Company’s mutual fund investment assets represent contributions made and invested on behalf of the Company’s named executive officers as a supplementary employee retirement plan.

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

The following table summarizes the fair values of assets that are recorded in the Company’s condensed consolidated financial statements as of October 31, 2010 and April 30, 2010 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of October 31, 2010
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$61,224	$--	$--
Mutual funds	1,603	--	--

Total assets at fair value	$62,827	$--	$--

	As of April 30, 2010
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$32,119	$--	$--
Mutual funds	1,470	--	--

Total assets at fair value	$33,589	$--	$--

The carrying amounts of the Company’s cash and cash equivalents, customer receivables, accounts payable, and long-term debt approximate fair value.

NOTE M--OTHER INFORMATION

The Company is involved in suits and claims in the normal course of business, including product liability and general liability claims, and claims pending before the Equal Employment Opportunity Commission.  On at least a quarterly basis, the Company consults with its legal counsel to ascertain the reasonable likelihood that such claims may result in a loss.  As required by the provisions of FASB Accounting Standards Codification Topic 450, “Contingencies,” (ASC 450), the Company categorizes the various suits and claims into three categories according to their likelihood for resulting in potential loss: those that are probable, those that are reasonably possible, and those that are deemed to be remote.  The Company accounts for these loss contingencies in accordance with ASC 450.  Where losses are deemed to be probable and estimable, accruals are made. Where losses are deemed to be reasonably possible or remote, a range of loss estimates is determined and considered for disclosure.  Where no loss estimate range can be made, the Company and its counsel perform a worst case estimate. In determining these loss range estimates, the Company considers known values of similar claims and consultation with independent counsel.

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of October 31, 2010.

NOTE N--SUBSEQUENT EVENTS

On November 18, 2010, the Board of Directors approved a $.09 per share cash dividend on the Company’s common stock.  The cash dividend will be paid on December 20, 2010, to shareholders of record on December 6, 2010.

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

Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts.  These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  In most cases, the reader can identify these forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “would,” “could,” “plan,” “may” or other similar words.  Forward-looking statements contained in this report, including in Management’s Discussion and Analysis are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements.  In addition, the Company participates in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings or deterioration in financial condition.  These include (1) overall industry demand at reduced levels, (2) economic weakness in a specific channel of distribution, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, (5) a dramatic increase to the cost of diesel fuel and/or transportation related services, (6) the need to respond to price or product initiatives launched by a competitor, (7) the Company’s ability to successfully implement initiatives related to increasing market share, new products, maintaining and increasing its sales force and new product displays, and (8) sales growth at a rate that outpaces the Company’s ability to install new capacity.  Additional information concerning the factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report and also in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2010, including Item 1A, "Risk Factors" and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," as well as the Company’s 2010 Annual Report, including under the headings "Forward-Looking Statements," "Market Risks," and "Outlook for Fiscal 2011" in Management's Discussion and Analysis.  While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a materially adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes, speaks only as of the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent dealers and distributors.  At October 31, 2010, the Company operated 11 manufacturing facilities and 9 service centers across the country.

The three-month period ended October 31, 2010 was the Company’s second quarter of its fiscal year that ends on April 30, 2011 (fiscal 2011).  During the second quarter of fiscal 2011, the Company experienced a continuation of difficult housing market conditions that have prevailed since the market peaked in 2006. Private Residential Fixed Investment, as reported by the U.S Department of Commerce, declined by 6% compared with the prior year’s third calendar quarter. In the remodeling  market, cabinet sales reported by members of the Kitchen Cabinet Manufacturers Association also declined by mid-single digits during this same period, and comparable store cabinet sales for the Company’s two largest customers also declined. In the new construction market, the expiration of the second national housing stimulus program had the effect of boosting housing starts during the Company’s first quarter, and reducing them during its second quarter. Overall, housing starts were flat with prior year levels during both the three and six-month periods that ended on October 31, 2010.

Faced with these challenging market conditions, the Company and its largest remodeling customers chose to utilize aggressive promotions during the current year fall selling season to boost sales. These promotions consisted of free products and cash discounts  to consumers based upon the amount and/or type of cabinets they purchased. The Company and its customers received favorable customer response from these promotions, as the Company’s order levels rose in the mid-teens during the fiscal 2011 second quarter compared with same prior year period. From a timing perspective, the Company’s remodeling sales rose by approximately the same amount as the Company’s overall 3% sales increase for its second quarter of fiscal year 2011, and are poised to rise by more than that during its upcoming third quarter. However, these elevated remodeling order levels were achieved at a significantly higher promotional cost than in the prior year. These elevated cost levels were the primary reason that the Company’s gross margin declined and its net loss increased compared with the prior year’s second quarter results. Promotional costs are expected to remain at elevated levels during the Company’s third quarter, and then gradually return to more normalized levels.

Compared with a flat housing starts environment, the Company realized a 10% sales increase in its new construction sales channel during the first six months of fiscal year 2011. This result, combined with the Company’s increase in remodeling sales, indicates that the Company has realized market share gains in both of its sales channels during this time period.

The Company’s net sales rose by 6% during the first half of fiscal 2011 and by 3% during the second quarter of fiscal 2011 compared with the comparable periods in the prior fiscal year.  The Company’s gross margin rate for the second quarter of fiscal 2011 was 9.1%, down from 12.2% in the second quarter of fiscal 2010.  The Company’s gross margin rate for the first six months of fiscal 2011 was 11.2%, down from 12.0% in the comparable period of the prior fiscal year. The decline in the Company’s gross margin rate during the three and six-month periods ended October 31, 2010 compared with prior year primarily reflected the unfavorable impact of increased sales promotion costs that either reduced sales or increased cost of sales during the second quarter of fiscal 2011.

During fiscal 2009, the Company announced its intention to realign its manufacturing network by closing two of its oldest manufacturing plants and suspending operations in a third. These initiatives were achieved during fiscal 2010.  The vast majority of the charges related to these activities were reflected in the Company’s results during fiscal 2009 and fiscal 2010. The Company recorded restructuring charges during the three and six-month periods ended October 31, 2010 amounting to $16,000 and $39,000, respectively. Comparatively, the Company recorded restructuring charges of $233,000 and $2,787,000 during the same periods in the prior fiscal year.

Despite the present housing market downturn, the Company believes that the long-term fundamentals for the American housing industry continue to remain positive, based upon long-term fundamentals of  population growth, favorable demographics, job creation and low long-term interest rates. Based upon this belief, the Company has continued to invest in improving its operations and its capabilities to service its customers. The Company remains focused on growing its market share and has continued to invest in developing and launching new products while maintaining its product displays and related marketing collateral deployed with its customers. The Company continues to manage its balance sheet and cash flow to ensure that it has ample resources to invest in growing its capabilities and market share, to enable its return to profitability via vigorous participation in the market’s eventual recovery.

The Company regularly assesses its long-lived assets to determine if any impairment has occurred, and regularly evaluates its deferred tax assets to determine whether a valuation allowance is necessary. Although the Company is presently operating at a loss in what appears to be the bottom of the housing market, the Company expects that improvements in market demand and continued market share gains will enable it to return to profitability. Accordingly, the Company has concluded that neither its long-lived assets pertaining to its 11 manufacturing plants nor any of its other long-lived assets were impaired and that no valuation allowance on its deferred tax assets was necessary as of October 31, 2010.

Results of Operations

	Three Months Ended			Six Months Ended
	October 31			October 31
			Percent			Percent
(in thousands)	2010	2009	Change	2010	2009	Change

Net Sales	$107,613	$104,068	3%	$216,916	$204,903	6%
Gross Profit	9,816	12,669	(23%)	24,203	24,503	(1%)
Selling and Marketing Expenses	15,805	14,510	9%	29,908	27,859	7%
General and Administrative Expenses	6,040	6,380	(5%)	11,862	12,607	(6%)

Net Sales.  Net sales were $107.6 million for the second quarter of fiscal 2011, an increase of 3% as compared with the second quarter of fiscal 2010.  For the first six months of fiscal 2011, net sales were $216.9 million, reflecting an increase of 6% compared with the same period of fiscal 2010.  Unit volume was flat when compared with the second quarter of fiscal 2010 and improved 3% compared to the first half of fiscal 2010.  Average revenue per unit increased by 3% during the three and six-month periods ended October 31, 2010 compared with prior year, driven by changes in sales mix.

Gross Profit. Gross profit margin for the second quarter of fiscal 2011 was 9.1%, compared with 12.2% for the same period of fiscal 2010.  Gross profit margin was 11.2% for the first half of fiscal 2011, compared with 12.0% in the first half of fiscal 2010.

The decrease in gross profit margin for the second quarter and first six months of fiscal 2011 was due to increased remodeling channel sales promotion costs that were in turn driven by the Company’s significant increase in the use of sales promotions to combat challenging market conditions during fiscal 2011’s fall selling season.  Sales promotion costs increased by 2.9% of net sales during the second quarter of fiscal 2011 and 1.9% of net sales during the first six months of fiscal 2011.

Somewhat offsetting this adverse promotional cost impact, labor and overhead costs were favorably impacted during the first six months of fiscal 2011 due to savings realized from the plant closures that occurred in the prior fiscal year.  These improvements were partially offset by higher material costs due to sales mix. The net effect of these factors was a favorable impact of 1.1% of net sales for the first six months of fiscal 2011.  However, during the second quarter of fiscal 2011, the improvement in labor and overhead costs was almost entirely offset by the impact of higher material and freight costs related to changes in sales mix as well as rising diesel fuel costs.

Selling and Marketing Expenses. Selling and marketing expenses were 14.7% of sales in the second quarter of fiscal 2011, compared with 13.9% of sales for the same period in fiscal 2010.  For the first six months of fiscal 2011, selling and marketing costs were 13.8% of sales, compared with 13.6% of sales for the same period of fiscal 2010. The increase in sales and marketing costs was driven by increased product development costs related to an aggressive fiscal 2011 fall product launch and to enhanced business development activities as the Company worked to expand its reach in the remodeling sector.

General and Administrative Expenses.  General and administrative expenses were 5.6% of sales in the second quarter of fiscal 2011, compared with 6.1% of sales for the same period in fiscal 2010.  For the first six months of fiscal 2011, general and administrative costs were 5.5% of sales, compared with 6.2% of sales for the same period of fiscal 2010. The Company reduced its general and administrative costs by 6% during the first six months of fiscal 2011compared to the prior year period, driven by lower bad debt expense and lower stock compensation and incentive-based compensation expenses.  As of October 31, 2010, the Company had less than $0.1 million of accounts with aggregate receivables from customers with a higher perceived level of risk.

Effective Income Tax Rates. The Company’s effective income tax rate for both the second quarter and first six months of fiscal 2011 was 38.3% as compared with 37.5% in the comparable periods of fiscal 2010.

Outlook.  The Company expects the continuing impact of housing supply overhang, unemployment and weak consumer confidence will cause the remodeling and new construction markets for its products to remain subdued until these conditions are resolved.  The Company has updated its expectation regarding housing starts during its fiscal year 2011. The Company has reduced its expectation down to approximately 600,000 total housing starts, down from a previous expectation of 650,000. At this level, housing starts would reflect an increase over prior year levels of approximately 2%. The Company continues to expect that the remodeling market will be relatively flat compared with prior year levels.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash, cash equivalents and restricted cash totaled $70.3 million at October 31, 2010, an increase from $67.7 million at April 30, 2010.  At October 31, 2010, total short-term and long-term debt was $26.2 million, down $0.3 million from its April 30, 2010 balance.  The Company’s ratio of long-term debt to total capital was 13.3% at October 31, 2010 compared with 12.7% at April 30, 2010.

The Company’s main source of liquidity is its existing cash and cash equivalents on hand, cash generated from operating activities and available borrowing capacity under its credit facility.

Cash provided by operating activities in the first half of fiscal 2011 was $7.6 million, compared with cash used by operating activities of $6.4 million in the comparable period of fiscal 2010.  The improvement in cash provided by operations was primarily attributable to the receipt of the Company’s federal income tax refund and the absence of payments made by the Company in fiscal 2010 to implement its restructuring activities.

The Company’s primary investing activities are capital expenditures and investments in promotional displays.  Net cash used for investing activities in the first half of fiscal 2011 was $2.4 million or $2.2 million less than in the comparable period of the prior fiscal year due to a decrease in the Company’s investment in promotional displays and the receipt of proceeds from the sale of a closed plant during fiscal 2011.  Capital expenditures made in both six-month periods of fiscal 2010 and 2011 did not include any new plant construction activities.  The Company expects its investments in capital expenditures and promotional displays for fiscal 2011 will approximate the total invested in fiscal 2010.

The Company’s financing activities typically consist of returning a portion of its free cash flow (defined as net cash provided by operating activities less net cash used for investing activities) to its shareholders and repayments of debt, net of any proceeds received from the exercise of stock options.  During the first half of fiscal 2011, net cash used by financing activities was $2.5 million, compared with net cash used in the comparable period of fiscal 2010 of $2.4 million.  The primary use of cash for financing activities during both periods was to return cash to the Company’s shareholders in the form of dividends.  The Company made no repurchases of its common stock during the first half of fiscal 2011 or the first half of fiscal 2010.

The Company generated positive free cash flow of $5.2 million in the first half of fiscal 2011, compared with negative free cash flow of $11.0 million in the first half of fiscal 2010.  The improvement in fiscal 2011 was driven by receipt of the Company’s federal income tax refund, proceeds from the sale of a closed plant and the absence of payments made in fiscal 2010 to implement its restructuring activities.

The Company can borrow up to $35 million under its credit facility; however, its aggregate debt under the credit facility cannot exceed the collateral value of the Company’s cash and specified investments held in accounts pledged to the credit facility issuer. At October 31, 2010, $10 million of loans and $3.7 million of letters of credit were outstanding under the credit facility, and $14.4 million of the Company’s cash was held as security. Under the terms of the credit facility, the Company must maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth not greater than 0.9 to 1.0 and must comply with other customary affirmative and negative covenants. The Company’s ratio of total liabilities to tangible net worth at October 31, 2010 was 0.6 to 1.0. The credit facility does not limit the Company’s ability to use cash not held as security to pay dividends or repurchase its common stock as long as the Company maintains the required ratio of total liabilities to tangible net worth. As of October 31, 2010, the Company was in compliance with all covenants specified in the credit facility.

The Company’s cash flow from operations combined with accumulated cash on hand is expected to be more than sufficient to meet forecasted working capital requirements, service existing debt obligations, and fund capital expenditures for the remainder of fiscal 2011.

The timing of the Company’s contractual obligations as of April 30, 2010 is summarized in the table below.

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

(a)
Interest commitments under interest bearing debt consists of interest under the Company’s revolving credit facility and its term loans and capitalized lease agreements. Amounts outstanding under the Company’s revolving credit facility bear a variable interest rate determined by the London Interbank Offered Rate (LIBOR) plus 1.25%. Interest under other term loans and capitalized lease agreements is fixed at rates between 2% and 6%.  Interest commitments under interest bearing debt for the Company’s revolving credit facility were at LIBOR plus the spread as of April 30, 2010.

(b)
The estimated cost of the Company’s two defined benefit pension plans are determined annually based upon the discount rate and other assumptions at fiscal year end. Future pension funding contributions beyond 2014 have not been determined at this time.

Dividends Declared

On November 18, 2010, the Board of Directors approved a $.09 per share cash dividend on the Company’s common stock.  The cash dividend will be paid on December 20, 2010, to shareholders of record on December 6, 2010.

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

Item 3. Quantitative and Qualitative Disclosures of Market Risk

As of October 31, 2010, the Company had $10 million outstanding under its $35 million revolving line of credit which bears interest at the London InterBank Offered Rate (LIBOR) (0.375% at October 31, 2010) plus a spread (1.25% at October 31, 2010).  All other borrowings of the Company carry a fixed interest rate between 2% and 6%.  See additional disclosures regarding market risk under Item 7A “Quantitative and Qualitative Disclosures of Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of October 31, 2010.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.  In addition, there have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the Company’s business.  The Company does not have any litigation that does not constitute ordinary, routine litigation incidental to its business.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed in the Company’s 10-K for the year ended April 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 24, 2007, the Company announced that the Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s common stock.  This authorization has no expiration date.  In the second quarter of fiscal 2011, the Company did not repurchase any shares under this authorization.  At October 31, 2010, $93.3 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.  Under the Company’s revolving credit facility, the Company may use cash and cash equivalents not held as security to repurchase shares of the Company’s common stock.

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

3.2	Bylaws – as amended and restated December 14, 2009 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K for the year ended April 30, 2010; Commission File No. 000-14798).

4.1	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2).

4.2
Amended and Restated Stockholder’s Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-1 for year ended April 30, 1986; Commission File No. 33-6245)

Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments that define the rights of holders of the Registrant’s long-term debt securities, where the long-term debt securities authorized under each such instrument do not exceed 10 percent of the Registrant’s total assets, have been omitted and will be furnished to the Securities and Exchange Commission on request.

10.1	Form of Grant Letter used in connection with awards of service-based restricted stock units granted under the Company’s 2006 Non-Employee Directors Equity Ownership Plan (Filed Herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

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

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/Jonathan H. Wolk
Jonathan H. Wolk
Senior Vice President and Chief Financial Officer

Date: December 1, 2010
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

3.2	Bylaws – as amended and restated December 14, 2009 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K for the year ended April 30, 2010; Commission File No. 000-14798).

4.1	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2).

4.2
Amended and Restated Stockholder’s Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-1 for year ended April 30, 1986; Commission File No. 33-6245)

Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments that define the rights of holders of the Registrant’s long-term debt securities, where the long-term debt securities authorized under each such instrument do not exceed 10 percent of the Registrant’s total assets, have been omitted and will be furnished to the Securities and Exchange Commission on request.

10.1	Form of Grant Letter used in connection with awards of service-based restricted stock units granted under the Company’s 2006 Non-Employee Directors Equity Ownership Plan (Filed Herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).