Form 10-Q
period 2011-01-31
AMERICAN WOODMARK CORP
filed 2011-03-01
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes __  No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of February 25, 2011, 14,280,292 shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION	NUMBER

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets—January 31, 2011 and April 30, 2010	3

	Condensed Consolidated Statements of Operations--Three months ended January 31, 2011 and 2010; Nine months ended January 31, 2011 and 2010	4

	Condensed Consolidated Statements of Cash Flows--Nine months ended January 31, 2011 and 2010	5

	Notes to Condensed Consolidated Financial Statements-- January 31, 2011	6-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

SIGNATURES		17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	January 31,	April 30,
	2011	2010
ASSETS

Current Assets
Cash and cash equivalents	$52,542	$53,233
Customer receivables, net	28,111	27,524
Inventories	23,497	25,239
Income taxes receivable and other	4,783	10,693
Deferred income taxes	5,760	6,355
Total Current Assets	114,693	123,044

Property, plant, and equipment, net	103,804	114,107
Restricted cash	14,419	14,419
Promotional displays, net	7,755	11,738
Deferred income taxes	20,713	13,440
Other assets	4,390	5,685
	$265,774	$282,433

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$16,020	$14,035
Accrued compensation and related expenses	15,051	20,409
Current maturities of long-term debt	924	893
Accrued marketing expenses	6,626	4,903
Other accrued expenses	8,308	9,339
Total Current Liabilities	46,929	49,579

Long-term debt, less current maturities	24,812	25,582
Defined benefit pension liabilities	32,930	29,065
Other long-term liabilities	2,427	2,889

Shareholders’ Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	--	--
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding 14,280,292 shares at January 31, 2011; 14,205,462 shares at April 30, 2010	91,038	88,153
Retained earnings	88,164	108,643
Accumulated other comprehensive loss -
Defined benefit pension plans	(20,526)	(21,478)

Total Shareholders’ Equity	158,676	175,318
	$265,774	$282,433

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31		January 31
	2011	2010	2011	2010

Net sales	$111,443	$89,230	$328,359	$294,133
Cost of sales and distribution	99,279	83,318	291,992	263,718
Gross Profit	12,164	5,912	36,367	30,415

Selling and marketing expenses	16,069	14,189	45,977	42,048
General and administrative expenses	5,421	6,370	17,283	18,977
Restructuring charges	16	(51)	55	2,736
Operating Loss	(9,342)	(14,596)	(26,948)	(33,346)

Interest expense	141	155	433	490
Other income	(174)	(157)	(579)	(545)
Loss Before Income Taxes	(9,309)	(14,594)	(26,802)	(33,291)

Income tax benefit	(3,481)	(5,473)	(10,172)	(12,484)

Net Loss	$(5,828)	$(9,121)	$(16,630)	$(20,807)

Net Loss Per Share

Weighted average shares outstanding
Basic	14,263,320	14,160,256	14,241,883	14,137,325
Diluted	14,263,320	14,160,256	14,241,883	14,137,325

Net loss per share
Basic	$(0.41)	$(0.64)	$(1.17)	$(1.47)
Diluted	$(0.41)	$(0.64)	$(1.17)	$(1.47)

Cash dividends per share	$0.09	$0.09	$0.27	$0.27

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	January 31
	2011	2010

Operating Activities
Net loss	$(16,630)	$(20,807)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	20,358	23,647
Net loss on disposal of property, plant, and equipment	130	83
Gain on sale of assets held for sale	(60)	--
Stock-based compensation expense	2,849	3,348
Deferred income taxes	(8,648)	(4,043)
Pension contributions less than expense	5,180	3,752
Tax benefit from stock-based compensation	(80)	(121)
Other non-cash items	(711)	(1,113)
Changes in operating assets and liabilities:
Customer receivables	(319)	7,374
Inventories	1,485	9,397
Income taxes receivable and other assets	5,548	(10,904)
Accounts payable	1,985	(2,366)
Accrued compensation and related expenses	(5,358)	(8,619)
Other accrued expenses	1,984	(432)
Net Cash Provided (Used) by Operating Activities	7,713	(804)

Investing Activities
Payments to acquire property, plant, and equipment	(3,623)	(2,395)
Proceeds from sales of property, plant, and equipment	3	107
Proceeds from sale of assets held for sale	1,474	--
Investment in promotional displays	(2,154)	(5,022)
Net Cash Used by Investing Activities	(4,300)	(7,310)

Financing Activities
Repayments of long-term debt, net	(739)	(709)
Restricted cash	--	(14,339)
Proceeds from issuance of common stock	400	323
Payment of dividends	(3,845)	(3,815)
Tax benefit from stock-based compensation	80	121

Net Cash Used by Financing Activities	(4,104)	(18,419)

Net Decrease In Cash And Cash Equivalents	(691)	(26,533)

Cash And Cash Equivalents, Beginning of Period	53,233	82,821

Cash And Cash Equivalents, End of Period	$52,542	$56,288

See accompanying condensed notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended January 31, 2011 are not necessarily indicative of the results that may be expected for the year ending April 30, 2011.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended April 30, 2010.

NOTE B--NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plans.  ASU 2010-06 was adopted by the Company on May 1, 2010.  The adoption of the new guidance did not have a material impact on the Company’s financial statements.

NOTE C--COMPREHENSIVE LOSS

The Company’s comprehensive loss was $(5.5) million and $(15.7) million for the three months and nine months ended January 31, 2011, respectively, and $(9.3) million and $(21.4) million for the three months and nine months ended January 31, 2010, respectively.  Comprehensive loss differs from net loss due to the changes in the Company’s pension benefits liability.  See Note J “Pension Benefits” for more information regarding the Company’s pension costs.

NOTE D--EARNINGS (NET LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (net loss) per share:

	Three Months Ended		Nine Months Ended
	January 31		January 31
(in thousands, except per share amounts)	2011	2010	2011	2010
Numerator used for both basic and diluted earnings (net loss) per share:
Net loss	$(5,828)	$(9,121)	$(16,630)	$(20,807)

Denominator:
Denominator for basic earnings (net loss) per share-weighted average shares	14,263	14,160	14,242	14,137

Effect of dilutive securities:
Stock options and restricted stock units	--	--	--	--

Denominator for diluted earnings (net loss) per share-weighted average shares and assumed conversions	14,263	14,160	14,242	14,137

Net loss per share
Basic	$(0.41)	$(0.64)	$(1.17)	$(1.47)
Diluted	$(0.41)	$(0.64)	$(1.17)	$(1.47)

Potentially dilutive securities of 68,000 and 18,000 shares have not been considered in the calculation of net loss per share for the nine months ended January 31, 2011 and 2010, respectively, as the effect would be anti-dilutive.

NOTE E--STOCK-BASED COMPENSATION

The Company has various stock compensation plans.  During the quarter ended January 31, 2011, the Company did not grant any stock compensation awards to employees or non-employee directors.  During the nine months ended January 31, 2011, the Board of Directors of the Company approved grants of non-statutory stock options and performance based restricted stock units to key employees and approved service-based restricted stock units to key employees and non-employee directors. The Company granted  non-statutory stock options to employees for 115,000 shares of the Company’s common stock with a weighted average exercise price of $20.87 per share. The options vest evenly over a three-year period and have ten-year contractual terms. The employee performance-based restricted stock units totaled 125,475 units and the employee and non-employee director service-based restricted stock units totaled 61,825 units.  The performance-based restricted stock units entitle the recipients to receive one share of the Company’s common stock per unit granted if certain performance conditions are met and the recipient remains employed with the Company until the units vest.  The service-based units entitle the recipients to receive one share of the Company’s common stock per unit granted if they remain employed with the Company until the units vest.

Total compensation expense related to stock-based awards during the three-month periods ended January 31, 2011 and 2010 was $1.0 million and $1.1 million, respectively, and for the nine-month periods ended January 31, 2011 and 2010 was $2.8 million and $3.3 million, respectively.  For the three-month and nine-month periods ended January 31, 2011 and 2010, stock-based compensation expense was allocated as follows:

	Three Months Ended		Nine Months Ended
	January 31		January 31
(in thousands)	2011	2010	2011	2010
Cost of sales and distribution	$186	$239	$516	$697
Selling and marketing expenses	180	278	580	805
General and administrative expenses	683	568	1,753	1,846
Stock-based compensation expense	$1,049	$1,085	$2,849	$3,348

NOTE F--CUSTOMER RECEIVABLES

The components of customer receivables were:

	January 31,	April 30,
(in thousands)	2011	2010
Gross customer receivables	$29,844	$29,525
Less:
Allowance for doubtful accounts	(77)	(114)
Allowance for returns and discounts	(1,656)	(1,887)

Net customer receivables	$28,111	$27,524

NOTE G--INVENTORIES

The components of inventories were:
	January 31,	April 30,
(in thousands)	2011	2010
Raw materials	$8,933	$8,855
Work-in-process	16,788	18,440
Finished goods	7,880	8,081

Total FIFO inventories	$33,601	$35,376

Reserve to adjust inventories to LIFO value	(10,104)	(10,137)

Total LIFO inventories	$23,497	$25,239

For the nine-month periods ended January 31, 2011 and 2010, the gain recognized by the Company related to the liquidation of LIFO based inventories was not material.  Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Since these items are estimated, interim results are subject to the final year-end LIFO inventory valuation.

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

The following is a reconciliation of the Company’s warranty liability:

	Nine Months Ended
	January 31
(in thousands)	2011	2010
Beginning balance at May 1	$1,582	$2,048
Accrual	5,035	3,913
Settlements	(5,072)	(4,788)

Ending balance at January 31	$1,545	$1,173

NOTE I--CASH FLOW

Supplemental disclosures of cash flow information:

	Nine Months Ended
	January 31
(in thousands)	2011	2010
Cash paid during the period for:
Interest	$373	$468
Income taxes	$216	$2,253

NOTE J--PENSION BENEFITS

Net periodic pension cost consisted of the following for the three months and nine months ended January 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	January 31		January 31
(in thousands)	2011	2010	2011	2010
Service cost	$1,179	$830	$3,538	$2,491
Interest cost	1,567	1,405	4,701	4,214
Expected return on plan assets	(1,540)	(1,320)	(4,620)	(3,962)
Amortization of net loss	499	314	1,497	942
Amortization of prior service cost	21	22	64	67

Net periodic pension cost	$1,726	$1,251	$5,180	$3,752

Employer Contributions

Under the requirements of the Pension Protection Act of 2006, the Company is not required to make a mandatory contribution to its pension plans during fiscal 2011.  Accordingly, no contributions were made to the plans during the nine months ended January 31, 2011, and the Company does not plan to make any voluntary contributions during fiscal 2011.

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

During fiscal 2010 and fiscal 2009, the Company recognized pre-tax restructuring charges of $2.8 million and $9.7 million, respectively.  During the nine months ended January 31, 2011 and 2010, the Company recognized pre-tax restructuring charges of $55,000 and $2.7 million, respectively. The Company recognized recurring operating costs relating to the closed facilities of $0.7 million in the nine months ended January 31, 2011.  Such costs are expected to continue until the closed plants are sold and the new plan for the suspended plant is determined.

A reserve for restructuring charges in the amount of $11,000 is included in the Company’s consolidated balance sheet as of January 31, 2011, which relates to employee termination costs.

Of the three manufacturing plants that were idled in 2009, two of these plants have been closed and classified as held for sale.  The Company believes that the $0.9 million net book value of these two plants is fully recoverable.  These assets are included in Other Assets on the Company’s balance sheet at January 31, 2011.  See Note N “Subsequent Events” for additional information relating to the sale of the closed plant located  in Berryville, Virginia, in February 2011.  The Company has not yet determined how its idled manufacturing plant in Tahlequah, Oklahoma will be utilized in the future.  Accordingly, the $4.7 million net book value for this asset continues to be classified as Property, Plant and Equipment on the Company’s balance sheet at January 31, 2011, and continues to be depreciated at a rate of $0.5 million per year.  The Company expects it may incur approximately $1.5 million in additional restructuring charges relating to management’s estimate of shortfall in fair value of the idled Tahlequah plant for which future utilization plans have not been determined.

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

The following table summarizes the fair values of assets that are recorded in the Company’s condensed consolidated financial statements as of January 31, 2011 and April 30, 2010 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of January 31, 2011
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$61,225	$--	$--
Mutual funds	1,654	--	--

Total assets at fair value	$62,879	$--	$--

	Fair Value Measurements
	As of April 30, 2010
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$32,119	$--	$--
Mutual funds	1,470	--	--

Total assets at fair value	$33,589	$--	$--

The carrying amounts of the Company’s cash and cash equivalents, customer receivables, accounts payable, and long-term debt approximate fair value.

NOTE M--OTHER INFORMATION

The Company is involved in suits and claims in the normal course of business, including product liability and general liability claims, and claims pending before the Equal Employment Opportunity Commission.  On at least a quarterly basis, the Company consults with its legal counsel to ascertain the reasonable likelihood that such claims may result in a loss.  As required by the provisions of FASB Accounting Standards Codification Topic 450, “Contingencies,” (ASC 450), the Company categorizes the various suits and claims into three categories according to their likelihood for resulting in potential loss: those that are probable, those that are reasonably possible, and those that are deemed to be remote.  The Company accounts for these loss contingencies in accordance with ASC 450.  Where losses are deemed to be probable and estimable, accruals are made. Where losses are deemed to be reasonably possible or remote, a range of loss estimates is determined and considered for disclosure.  Where no loss estimate range can be made, the Company and its counsel perform a worst case estimate. In determining these loss range estimates, the Company considers known values of similar claims and consults with independent counsel.

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of January 31, 2011.

NOTE N--SUBSEQUENT EVENTS

On February 15, 2011, the Company sold its closed plant located in Berryville, Virginia.  The gain on the sale will be recorded by the Company in the fourth quarter of fiscal 2011.  See Note K “Restructuring Charges” for more information.

On March 1, 2011, the Board of Directors approved a $.09 per share cash dividend on the Company’s common stock.  The cash dividend will be paid on March 28, 2011, to shareholders of record on March 14, 2011.

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

Forward-Looking Statements
This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts.  These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  In most cases, the reader can identify these forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “would,” “could,” “plan,” “may” or other similar words.  Forward-looking statements contained in this report, including in Management’s Discussion and Analysis are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements.  In addition, the Company participates in an industry that is subject to changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings or deterioration in financial condition.  These include (1) overall industry demand at reduced levels, (2) economic weakness in a specific channel of distribution, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, (5) a dramatic increase to the cost of diesel fuel and/or transportation related services, (6) the need to respond to price or product initiatives launched by a competitor, (7) the Company’s ability to successfully implement initiatives related to increasing market share, new products, maintaining and increasing its sales force and new product displays, and (8) sales growth at a rate that outpaces the Company’s ability to install new capacity.  Additional information concerning the factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report and also in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2010, including Item 1A, "Risk Factors" and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," as well as the Company’s 2010 Annual Report, including under the headings "Forward-Looking Statements," "Market Risks," and "Outlook for Fiscal 2011" in Management's Discussion and Analysis.  While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a materially adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes, speaks only as of the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Overview
American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers, major builders, and through a network of independent distributors. At January 31, 2011, the Company operated 11 manufacturing facilities and 9 service centers across the country.

The three-month period ended January 31, 2011 was the Company’s third quarter of its fiscal year that ends on April 30, 2011 (fiscal 2011). During the third quarter of fiscal 2011, the Company experienced a continuation of difficult housing market conditions that have prevailed since the market peaked in 2006.    Although the remodeling and new construction markets briefly improved earlier in the year with the expiration of the second housing stimulus program, they reverted to a mid-single digit decline for the last six months.

Several emerging positive factors were overshadowed by negatives.  Positive factors included private sector job creation of approximately 1 million over the last year,  existing home sales reaching their highest level in six months while inventories declined, and mortgage delinquencies, as reported by the Mortgage Banking Association, reaching their lowest levels in years.  Negative factors included Gross Private Residential Fixed Investment, as reported by the U.S. Department of Commerce, declining by 5% during the third and fourth calendar quarters of 2010,  and housing starts declining by 3% and 1% during the three- and nine-month periods ended January 31, 2011.  Additionally, cabinet sales reported by members of the Kitchen Cabinet Manufacturers Association also declined by mid-single digits during calendar year 2010, after improving earlier in the year.

Faced with these challenging market conditions, the Company’s largest remodeling customers chose to utilize aggressive sales promotions during the fall 2010 selling season and beyond to boost sales.  These promotions consisted of free products and cash discounts to consumers based upon the amount and/or type of cabinets they purchased.  The Company’s competitors participated vigorously in these promotional activities and the Company chose to meet these competitive offerings.  Price conscious consumers responded to these promotional offerings, and the Company and its large remodeling customers realized increased sales order volumes. The Company’s incoming order rate increased at a double digit rate during its second quarter and at a high single digit rate during its third quarter, each compared with prior year.  Because sales orders are generally shipped within three weeks, they become part of the Company’s order backlog upon receipt. Because of timing, the Company’s remodeling sales rose modestly during its second quarter, and rose by more than 25% during its third quarter in relation to prior year.

Despite a slightly declining housing starts environment, the Company realized a double digit sales increase in its new construction sales during both the third quarter and the first nine months of fiscal 2011. This result, combined with the Company’s increase in remodeling sales, indicates that the Company has realized market share gains in both of its sales channels during these time periods.

The Company’s net sales rose by 25% in the third quarter of fiscal 2011 and by 12% in the first nine months of fiscal 2011 compared with the comparable periods of the prior fiscal year.  The Company’s gross margin rate for the third quarter of fiscal 2011 was 10.9% of net sales, compared with 6.6% in the third quarter of the prior fiscal year. Gross profit was 11.1% of net sales during the first nine months of fiscal 2011, compared with 10.3% of net sales during the comparable period of the prior fiscal year. The improvement in gross profit margin during the three- and nine-month periods primarily reflected the favorable impact of higher sales volume that in turn drove labor efficiencies and more favorable absorption of fixed overhead costs, offset in part by increased sales promotion costs that were included as either reductions of sales or increases to cost of sales, and increased materials and fuel costs.

During fiscal 2009, the Company announced its intention to realign its manufacturing network by closing two of its oldest manufacturing plants and suspending operations in a third. These initiatives were achieved during fiscal 2010.  The vast majority of the charges related to these activities were reflected in the Company’s results during fiscal 2009 and fiscal 2010.  The Company recorded restructuring charges during the three- and nine-month periods ended January 31, 2011 amounting to $16,000 and $55,000, respectively.  Comparatively, the Company recorded a restructuring benefit of $51,000 and restructuring charges of $2,736,000 during the same periods in the prior fiscal year.

Despite the present housing market downturn, the Company believes that the long-term fundamentals for the American housing industry continue to remain positive, based upon long-term fundamentals of  population growth, favorable demographics, job creation and low long-term interest rates. Based upon this belief, the Company has continued to invest in improving its operations and its capabilities to service its customers. The Company remains focused on growing its market share and has continued to invest in developing and launching new products, while maintaining its product displays and related marketing collateral deployed with its customers. The Company continues to manage its balance sheet and cash flow to ensure that it has ample resources to invest in growing its capabilities and market share, to enable its return to profitability via vigorous participation in the market’s eventual recovery.

The Company regularly assesses its long-lived assets to determine if any impairment has occurred, and regularly evaluates its deferred tax assets to determine whether a valuation allowance is necessary.  Although the Company is presently operating at a loss in what appears to be the bottom of the housing market, the Company expects that improvements in market demand and continued market share gains will enable it to return to profitability.  Accordingly, the Company has concluded that neither its long-lived assets pertaining to its 11 manufacturing plants nor any of its other long-lived assets were impaired and that no valuation allowance on its deferred tax assets was necessary as of January 31, 2011.

Results of Operations

	Three Months Ended			Nine Months Ended
	January 31			January 31
			Percent			Percent
(in thousands)	2011	2010	Change	2011	2010	Change
Net Sales	$111,443	$89,230	25%	$328,359	$294,133	12%
Gross Profit	12,164	5,912	106%	36,367	30,415	20%
Selling and Marketing Expenses	16,069	14,189	13%	45,977	42,048	9%
General and Administrative Expenses	5,421	6,370	(15%)	17,283	18,977	(9%)

Net Sales.   Net sales were $111.4 million for the third quarter of fiscal 2011, an increase of 25% compared with the third quarter of fiscal 2010. For the first nine months of fiscal 2011, net sales were $328.4 million, reflecting an increase of 12% compared with the same period of fiscal 2010. Overall unit volume for the three- and nine-month periods ended January 31, 2011 increased by 23% and 9%, respectively, driven by increased market demand for the Company’s products. Average revenue per unit increased by 2% and 3% during the three- and nine-month periods ended January 31, 2011, respectively, driven by changes in sales mix.

Gross Profit.    Gross profit margin for the third quarter of fiscal 2011 was 10.9%, compared with 6.6% for the same period of fiscal 2010. Gross profit margin was 11.1% for the first nine months of fiscal 2011, compared with 10.3% in the first nine months of fiscal 2010.

The improvement in gross profit margin for the third quarter and first nine months of fiscal 2011 was primarily due to the improvement in sales, which in turn drove improved labor efficiencies and more favorable absorption of fixed overhead costs compared with prior year.  Labor and overhead costs decreased as a percentage of net sales by a combined 8.3% of net sales in the third quarter and 3.5% of net sales in the first nine months of fiscal 2011 compared with the comparable prior year periods, also aided by savings realized from plant closures that occurred in the prior fiscal year.

Partially offsetting these improvements were the impacts of elevated sales promotion levels that the Company chose to deploy in order to meet competitors’ promotional offerings during its second and third quarters to drive sales growth in a challenging market.  Most of these sales promotions involved the use of free product or reimbursements back to its large retail customers, and were deducted from gross margin as opposed to being classified as operating expenses.  Sales promotion costs related to free product increased by 2.6% of net sales during the third quarter of fiscal 2011 and 1.4% of net sales during the first nine months of fiscal 2011. During the third quarter and the first nine months of fiscal 2011, material and freight costs increased by 1.4% of sales and 1.3% of sales, respectively, as a result of rising material and diesel fuel costs.

Selling and Marketing Expenses.    Selling and marketing expenses were 14.4% of net sales in the third quarter of fiscal 2011, compared with 15.9% of net sales for the same period in fiscal 2010. For the first nine months of fiscal 2011, selling and marketing costs were 14.0% of net sales compared with 14.3% of net sales for the same period of fiscal 2010. The improvement in selling and marketing expenses was driven by increased sales levels, which resulted in favorable leverage.

General and Administrative Expenses.    General and administrative expenses for the third quarter of fiscal 2011 were 4.9% of net sales compared with 7.1% of net sales for the same period in fiscal 2010.  For the first nine months of fiscal 2011, general and administrative costs were 5.3% of net sales compared with 6.5% of net sales for the same period of fiscal 2010.  The Company reduced its general and administrative expenses by 15% in the third quarter and by 9% during the first nine months of fiscal 2011 compared with the prior year, driven by lower bad debt expense and incentive-based compensation expenses. As of January 31, 2011, the Company had less than $0.1 million of accounts  receivable from customers with a higher perceived level of risk.

Effective Income Tax Rates.    The Company’s effective income tax rate for the third quarter and first nine months of fiscal 2011 was 37.4% and 38.0% of the Company’s loss before income taxes, respectively, as compared with 37.5% in the comparable periods of fiscal 2010.

Outlook.    The Company expects the continuing impact of housing supply overhang, unemployment and weak consumer confidence will cause the remodeling and new construction markets to remain subdued until these conditions improve.  The Company continues to expect approximately 600,000 homes will be started during its fiscal year 2011, representing an increase of 0 to 2% over prior year levels and that the remodeling market will be relatively flat compared with prior year levels.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash, cash equivalents and restricted cash totaled $67.0 million at January 31, 2011, representing a slight decrease from $67.7 million at April 30, 2010.  Total short-term and long-term debt was $25.7 million at January 31, 2011, $0.8 million lower than at April 30, 2010.  Long-term debt to capital was 13.5% and 12.7% at January 31, 2011 and April 30, 2010, respectively.

The Company’s main source of liquidity is its existing cash and cash equivalents on hand, cash generated from operating activities and available borrowing capacity under its credit facility.

Cash provided by operating activities in the first nine months of fiscal 2011 was $7.7 million, compared with cash used by operating activities of $0.8 million in the comparable period of fiscal 2010.  The increase in cash provided from operations during the first nine months of fiscal 2011 compared with fiscal 2010 was primarily attributable to the reduction in the Company’s net loss, as well as proceeds collected in the current fiscal year from an income tax refund, and timing of payments and collections.

The Company’s primary investing activities are capital expenditures and investments in promotional displays.  The Company used $4.3 million for investing activities in the first nine months of fiscal 2011, $3.0 million less than in the comparable period of the prior fiscal year due to a decrease in the amount of promotional displays deployed, and the receipt of proceeds from the sale of a closed plant.   Capital expenditures made in fiscal 2010 and 2011 have not included any new plant construction activities.  The Company expects its net cash used for investing activities in fiscal year 2011 will be $4 to $5 million less than in fiscal 2010.

The Company’s financing activities typically consist of returning a portion of its free cash flow (defined as net cash provided by operating activities less net cash used for investing activities) to its shareholders and repayments of debt, net of any proceeds received from the exercise of stock options.  During the first nine months of fiscal 2011, net cash used for financing activities was $4.1 million, compared with net cash used in the comparable period of fiscal 2010 of $18.4 million. The Company distributed cash to shareholders in the form of $3.8 million in cash dividends in the first nine months of both fiscal 2011 and fiscal 2010. Additionally, the Company used $14.3 million of its cash to serve as security for its new credit facility during the first nine months of fiscal 2010.  The Company made no repurchases of its common stock during the first nine months of fiscal 2011 or fiscal 2010.

The Company generated positive free cash flow of $3.4 million in the first nine months of fiscal 2011, compared with negative free cash flow of $8.1 million in the first nine months of fiscal 2010.  The improvement in 2011 was driven by reductions in the Company’s net loss, receipt of a federal income tax refund, proceeds from the sale of a closed plant and the absence of payments made in fiscal 2010 to implement its restructuring activities.

The Company can borrow up to $35 million under its credit facility; however, its aggregate debt under the credit facility cannot exceed the collateral value of the Company’s cash and specified investments held in accounts pledged to the credit facility issuer.  At January 31, 2011, $10 million of loans and $3.7 million of letters of credit were outstanding under the credit facility, and $14.4 million of the Company’s cash was held as security.  Under the terms of the credit facility, the Company must maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth not greater than 0.9 to 1.0 and must comply with other customary affirmative and negative covenants. The credit agreement does not limit the Company’s ability to pay cash dividends or repurchase its common stock as long as the Company is compliant with its debt covenants and retains sufficient cash and specified investments to secure its borrowings under the credit facility. The Company was in compliance with all of the debt covenants including the tangible net worth requirement as of January 31, 2011, as its actual ratio of total liabilities to tangible net worth was 0.7 to 1.0.

The Company’s cash flow from operations combined with accumulated cash on hand is expected to be more than sufficient to meet forecasted working capital requirements, service existing debt obligations, provide collateral for the Company’s revolving credit facility and fund capital expenditures for the remainder of fiscal 2011.

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

Dividends Declared

On March 1, 2011, the Board of Directors approved a $.09 per share cash dividend on the Company’s common stock.  The cash dividend will be paid on March 28, 2011, to shareholders of record on March 14, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of January 31, 2011, the Company had $10 million outstanding under its $35 million revolving line of credit which bears interest at the London InterBank Offered Rate (LIBOR) (0.375% at January 31, 2011) plus a spread (1.25% at January 31, 2011).  All other borrowings of the Company carry a fixed interest rate between 2% and 6%.  See additional disclosures regarding market risk under Item 7A “Quantitative and Qualitative Disclosures of Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2011.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.  In addition, there have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 24, 2007, the Company announced that the Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s common stock.  This authorization has no expiration date.  In the third quarter of fiscal 2011, the Company did not repurchase any shares under this authorization.  At January 31, 2011, $93.3 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.  Under the Company’s revolving credit facility, the Company may use cash and cash equivalents not held as security to repurchase shares of the Company’s common stock.

Item 5.  Other Information

On March 1, 2011, the Board of Directors approved a $0.9 per share cash dividend on the Company’s common stock.  The cash dividend will be paid on March 28, 2011, to shareholders of record on March 14, 2011.

Item 6. Exhibits

Exhibit Number	Description

3.1 (a)
Articles of Incorporation as amended effective August 12, 1987 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended January 31, 2003; Commission File No. 000-14798).

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

4.2
Amended and Restated Stockholder’s Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-1 for the year ended April 30, 1986; Commission File No. 33-6245)

Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments that define the rights of holders of the Registrant’s long-term debt securities, where the long-term debt securities authorized under each such instrument do not exceed 10 percent of the Registrant’s total assets, have been omitted and will be furnished to the Securities and Exchange Commission on request.

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

Date: March 1, 2011
Signing on behalf of the
registrant and as principal
financial and accounting officer

EXHIBIT INDEX

Exhibit Number	Description

3.1 (a)
Articles of Incorporation as amended effective August 12, 1987 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended January 31, 2003; Commission File No. 000-14798).

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

4.2
Amended and Restated Stockholder’s Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-1 for the year ended April 30, 1986; Commission File No. 33-6245)

Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments that define the rights of holders of the Registrant’s long-term debt securities, where the long-term debt securities authorized under each such instrument do not exceed 10 percent of the Registrant’s total assets, have been omitted and will be furnished to the Securities and Exchange Commission on request.

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