Form 10-K
period 2011-04-30
AMERICAN WOODMARK CORP
filed 2011-06-30
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2011
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer [ ]  Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]  No [X]

The aggregate market value of the registrant's Common Stock, no par value, held by non-affiliates of the registrant as of October 29, 2010, the last business day of the Company’s most recent second quarter was $189,305,748.

As of June 20, 2011, 14,296,740 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 25, 2011 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

American Woodmark currently offers framed stock cabinets in approximately 500 different cabinet lines, ranging in price from relatively inexpensive to medium-priced styles. Styles vary by design and color from natural wood finishes to low-pressure laminate surfaces. The product offering of stock cabinets includes 83 door designs in 18 colors. Stock cabinets consist of a common box with standard interior components and a maple, oak, cherry, or hickory front frame, door and/or drawer front.

Products are primarily sold under the brand names of American Woodmark®, Timberlake®, Shenandoah Cabinetry®, Potomac®, and Waypoint Living Spaces ®.

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

In recognition of the cyclicality of the housing industry, the Company’s policy is to operate with a minimal amount of financial leverage.  The Company regularly maintains a debt to capital ratio below 15%, and working capital exclusive of cash of less than 6% of net sales.  At April 30, 2011, debt to capital was 13.8%, and working capital net of cash was 3.1% of net sales.

During the last fiscal year, American Woodmark had two primary customers, The Home Depot and Lowe’s Companies, Inc., which together accounted for approximately 73% of the Company’s sales in its fiscal year ended April 30, 2011 (fiscal 2011). The loss of either customer would have a material adverse effect on the Company.

As of May 31, 2011, the Company had 3,693 employees. Approximately 10% of the Company’s employees are represented by labor unions. The Company believes that its employee relations are good.

American Woodmark’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports are available free of charge on the Company’s web site at www.americanwoodmark.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The contents of the Company’s web site are not, however, part of this report.

Item 1A.	RISK FACTORS

There are a number of business risks and uncertainties that may affect the Company’s business, results of operations and financial condition. These risks and uncertainties could cause future results to differ from past performance or expected results, including results described in statements elsewhere in this report that constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Additional risks and uncertainties not presently known to the Company or it currently believes to be immaterial also may adversely impact the business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on the Company’s business, financial condition, and results of operations. These risks and uncertainties, which the Company considers to be most relevant to specific business activities, include, but are not limited to, the following, as well as additional risk factors included in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."  Additional risks and uncertainties that may affect the Company’s business, results of operations and financial condition are discussed in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Forward-Looking Statements,” “Market Risks,” and “Outlook for Fiscal 2012”.

Our business relies on remodeling activity and residential construction. The Company’s results of operations are affected by levels of home improvement and residential construction activity, including repair and remodeling and new construction. Job creation levels, interest rates, availability of credit, energy costs, consumer confidence, national and regional economic conditions, and weather conditions and natural disasters can significantly impact levels of home improvement and residential construction activity.

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

The loss of, or a reduction in business from, either of our key customers would have a material adverse effect on our business.  The size and importance to the Company of its two largest customers is significant. These customers could make significant changes in their volume of purchases and could otherwise significantly affect the terms and conditions on which the Company does business. Sales to The Home Depot and Lowe’s Companies, Inc. were approximately 73% of total company sales for fiscal 2011. Although builders, dealers, and other retailers represent other channels of distribution for the Company's products, an unplanned loss of a substantial portion of sales to The Home Depot or Lowe’s Companies, Inc. would have a material adverse impact on the Company.

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

The economic recession is adversely impacting demand for the housing industry.  Through fiscal year 2011, the Company’s sales levels have fallen by 46% from their peak levels in 2006.  If market conditions continue to decline, the Company’s sales, earnings, and cash flow would continue to be adversely impacted.

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

Primary properties as of April 30, 2011 include:

LOCATION	DESCRIPTION
Allegany County, MD	Manufacturing Facility
Berryville, VA	Service Center*
Chavies, KY	Manufacturing Facility
Coppell, TX	Service Center*
Gas City, IN	Manufacturing Facility
Hardy County, WV	Manufacturing Facility*
Hardy County, WV	Manufacturing Facility
Houston, TX	Satellite Service Center*
Humboldt, TN	Manufacturing Facility
Huntersville, NC	Service Center*
Jackson, GA	Manufacturing Facility
Kingman, AZ	Manufacturing Facility
Kennesaw, GA	Service Center*
Montgomeryville, PA	Service Center*
Monticello, KY	Manufacturing Facility
Orange, VA	Manufacturing Facility
Orlando, FL	Service Center*
Raleigh, NC	Satellite Service Center*
Phoenix, AZ	Service Center*
Rancho Cordova, CA	Service Center*
Tampa, FL	Service Center*
Toccoa, GA	Manufacturing Facility
Winchester, VA	Corporate Office*
Winchester, VA	Office (Customer Service)*
Winchester, VA	Office (MIS)*
Winchester, VA	Office (Product Dev./Logistics)*

*Leased facility.

In addition, American Woodmark owns one manufacturing facility that is permanently closed and one facility with operations suspended.

Item 3.	LEGAL PROCEEDINGS

The Company is involved in suits and claims in the normal course of business, including without limitation product liability and general liability claims, and claims pending before the Equal Employment Opportunity Commission. On at least a quarterly basis, the Company consults with its legal counsel to ascertain the reasonable likelihood that such claims may result in a loss. As required by ASC Topic 450, “Contingencies” (ASC 450), the Company categorizes the various suits and claims into three categories according to their likelihood for resulting in potential loss: those that are probable, those that are reasonably possible and those that are deemed to be remote. The Company accounts for these loss contingencies in accordance with ASC 450. Where losses are deemed to be probable and estimable, accruals are made. Where losses are deemed to be reasonably possible or remote, a range of loss estimates is determined and considered for disclosure. Where no loss estimate range can be made, the Company and its counsel perform a worst-case estimate. In determining these loss range estimates, the Company considers known values of similar claims and consultation with independent counsel.

The Company believes that the aggregate range of estimated loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of April 30, 2011.

Also see the information under “Legal Matters” under “Note K – Commitments and Contingencies” to the Consolidated Financial Statements included in this report under Item 8, “Financial Statements and Supplementary Data”.

Item 4.	(REMOVED AND RESERVED)

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the Company are elected by the Board of Directors and generally hold office until the next annual election of officers. There are no family relationships between any executive officer and any other officer or director of the Company or any arrangement or understanding between any executive officer and any other person pursuant to which such officer was elected. The executive officers of the Company as of April 30, 2011 are as follows:

Name	Age	Position(s) Held During Past Five Years
Kent B. Guichard	55
Company Chairman, President and Chief Executive Officer from August 2009 to present; Company President and Chief Executive Officer from August 2007 to August 2009; Company President and Chief Operating Officer from August 2006 to August 2007;  Company Executive Vice President and Chief Operating Officer from August 2005 to August 2006; Company Director from November 1997 to present.

Jonathan H. Wolk	49
Company Senior Vice President and Chief Financial Officer from September 2010 to present; Company Vice President and Chief Financial Officer from December 2004 to September 2010; Company Corporate Secretary from May 2005 to present.

S. Cary Dunston	46
Company Senior Vice President, Manufacturing and Logistics from October 2006 to present; Vice President, Global Operations of Diamond Innovations (a private supplier of industrial diamonds) from March 2005 to September 2006.

Bradley S. Boyer	53
Company Senior Vice President, Remodeling Sales and Marketing from September 2010 to present; Company Vice President, Remodeling Sales and Marketing from July 2008 to September 2010; Company Vice President, Home Center Sales and Marketing from January 2005 to July 2008.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

American Woodmark Corporation common stock is quoted on The NASDAQ Global Select Market under the “AMWD” symbol. Common stock per share market prices and cash dividends declared during the last two fiscal years were as follows:

	MARKET PRICE		DIVIDENDS
(in dollars)	High	Low	DECLARED

FISCAL 2011
First quarter	$25.41	$15.51	$0.09
Second quarter	20.56	15.00	0.09
Third quarter	25.16	17.09	0.09
Fourth quarter	21.99	18.12	0.09

FISCAL 2010
First quarter	$24.99	$17.35	$0.09
Second quarter	25.33	18.67	0.09
Third quarter	21.12	18.21	0.09
Fourth quarter	25.72	18.11	0.09

As of May 24, 2011, there were approximately 5,200 shareholders of record of the Company's common stock. Included are approximately 75% of the Company's employees, who are shareholders through the American Woodmark Stock Ownership Plan. The Company has paid dividends on its common stock during each fiscal quarter presented above. The determination as to the payment and the amount of any future dividends will be made by the Board of Directors from time to time and will depend on the Company’s then-current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors.

On August 24, 2007, the Company announced that the Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s common stock.  This authorization has no expiration date.  In the fourth quarter of 2011, the Company did not repurchase any shares under this authorization.  At April 30, 2011, $93.3 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.

STOCK PERFORMANCE GRAPH

Set forth below is a graph comparing the five-year cumulative total shareholder return, including reinvestment of dividends, from investing $100 on May 1, 2006 through April 30, 2011 in American Woodmark Corporation common stock, the Russell 2000 Index and the S&P Household Durables Index:

Performance Graph
$140.0
$120.0
$100.0
$80.0
$60.0
$40.0
$20.0
$0.0
Dollars
2006
2007
2008
2009
2010
2011
Years ended April 30,
American Woodmark
Russell 2000
S&P Household Durables Index

Item 6.	SELECTED FINANCIAL DATA

FISCAL YEARS ENDED APRIL 30
(in millions, except per share data)	2011	1	2010	1	2009	1	2008	2007
FINANCIAL STATEMENT DATA
Net sales	$452.6	$406.5	$545.9	$602.4	$760.9
Income (loss) before income taxes	(30.0)	(37.1)	(6.2)	5.7	51.2
Net income (loss)	(20.0)	(22.3)	(3.2)	4.3	32.6
Earnings (loss) per share:
Basic	(1.40)	(1.58)	(0.23)	0.30	2.08
Diluted	(1.40)	(1.58)	(0.23)	0.29	2.04
Depreciation and amortization expense	26.7	30.9	35.1	35.2	35.9
Total assets	268.4	282.4	303.7	314.8	348.7
Long-term debt, less current maturities	24.7	25.6	26.5	26.0	26.9
Total shareholders’ equity	154.0	175.3	203.7	214.6	226.1
Cash dividends declared per share	0.36	0.36	0.36	0.33	0.21
Average shares outstanding
Basic	14.3	14.1	14.1	14.5	15.7
Diluted	14.3	14.1	14.1	14.5	16.0
PERCENT OF SALES
Gross profit	11.7%	12.0%	16.4%	17.1%	20.5%
Selling, general and administrative expenses	18.5	20.5	15.9	16.4	14.0
Income (loss) before income taxes	(6.6)	(9.1)	(1.1)	0.9	6.7
Net income (loss)	(4.4)	(5.5)	(0.6)	0.7	4.3
RATIO ANALYSIS
Current ratio	2.4	2.5	2.6	2.6	2.4
Inventory turnover2	16.1	12.3	11.5	9.7	9.7
Collection period – days3	30.1	32.9	33.5	31.9	34.9
Percentage of capital (long-term debt plus equity):
Long-term debt, less current maturities	13.8%	12.7%	11.5%	10.8%	10.6%
Equity	86.2	87.3	88.5	89.2	89.4
Return on equity (average %)	(12.2)	(11.8)	(1.5)	1.9	13.9

1
The Company performed a reduction-in-force of salaried personnel and announced plans to realign its manufacturing network during fiscal 2009.  The impact of these initiatives in fiscal 2009 reduced operating income (loss), net income (loss) and earnings (loss) per share by $9,743,000, $6,050,000 and $0.43, respectively.  During fiscal 2010, these same initiatives increased operating loss, net loss and loss per share by $2,808,000, $1,722,000 and $0.12, respectively.  During fiscal 2011, these same initiatives increased operating loss, net loss and loss per share by $62,000, $39,000 and $0.00, respectively.

2	Based on the average of beginning and ending inventory.
3	Based on the ratio of average monthly customer receivables to average sales per day.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain income and expense items as a percentage of net sales:

	PERCENTAGE OF NET SALES
	Years Ended April 30
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales and distribution	88.3	88.0	83.6
Gross profit	11.7	12.0	16.4
Selling and marketing expenses	13.5	14.0	11.0
General and administrative expenses	5.0	6.5	4.9
Restructuring charges	0.0	0.7	1.8
Operating loss	(6.8)	(9.2)	(1.3)
Interest expense/other (income) expense	(0.2)	(0.1)	(0.2)
Loss before income taxes	(6.6)	(9.1)	(1.1)
Income tax benefit	(2.2)	(3.6)	(0.5)
Net loss	(4.4)	(5.5)	(0.6)

The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and the related notes contained elsewhere in this report.

Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “would,” “plan,” “may,” or other similar words. Forward-looking statements contained in this annual report, including in  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements.  In addition, the Company participates in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings or deterioration in financial condition.  These include: (1) overall industry demand at reduced levels, (2) economic weakness in a specific channel of distribution, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, (5) a dramatic increase to the cost of diesel fuel and/or transportation related services, (6) the need to respond to price or product initiatives launched by a competitor, (7) the Company’s ability to successfully implement initiatives related to increasing market share, new products, maintaining and increasing its sales force and new product displays and (8) sales growth at a rate that outpaces the Company’s ability to install new capacity. Additional information concerning the factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report, including elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 1A, “Risk Factors”, and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”.  While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a material adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes, speaks only as of the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers, major builders and home manufacturers and through a network of independent dealers and distributors. At April 30, 2011, the Company operated 11 manufacturing facilities and 9 service centers across the country.

During the Company’s fiscal year that ended on April 30, 2011 (fiscal 2011), the Company experienced a continuation of difficult housing market conditions that have prevailed since the housing market peaked five years ago. Several emerging positive factors were overshadowed by negatives.  Positive factors included private sector job creation of approximately 1.3 million during the Company’s fiscal 2011 and mortgage delinquencies, as reported by the Mortgage Banking Association, reaching their lowest levels in two years.  Negative factors included Gross Private Residential Fixed Investment, as reported by the U.S. Department of Commerce, declining during the third and fourth calendar quarters of 2010 and first calendar quarter of 2011 and housing starts declining by 17% and 5% during the three- and twelve-month periods ended April 30, 2011, respectively.

In new home construction, housing starts reached a 50-year low of only 554,000 during fiscal 2011, a decline of 74% compared with 2.1 million housing starts in fiscal 2006.  In the remodeling market, sales of existing homes during fiscal 2011 were 4.9 million homes, a 10% reduction from the prior year’s Federal housing stimulus-aided levels and the median home price of houses sold declined by 2%.  Although existing home sales levels have stabilized, the combination of declining home prices and elevated unemployment levels have led to relatively weak consumer confidence, causing the Company’s overall market to decline by approximately 5% during fiscal 2011, based upon sales reported by the Kitchen Cabinet Manufacturers Association.

Faced with these challenging market conditions, the Company’s largest remodeling customers chose to utilize aggressive sales promotions during the fall 2010 and spring 2011 selling seasons to boost sales.  These promotions consisted of free products and cash discounts to consumers based upon the amount and/or type of cabinets they purchased.  The Company’s competitors participated vigorously in these promotional activities and the Company chose to meet these competitive offerings.  Price-conscious consumers responded favorably to these promotional offerings and the Company and its large remodeling customers realized increased sales order volumes. The Company’s remodeling sales rose more than 20% in the second half of fiscal 2011 and rose in the low teens for the entire fiscal year.

The Company also realized a mid single digit increase in its new construction sales during fiscal 2011, despite the 5% decline in housing starts. Management believes this result, combined with the Company’s increase in remodeling sales, indicates that the Company realized market share gains in both of its sales channels during fiscal 2011.

In the face of these difficult market conditions, the Company’s net sales, gross profit, net loss and free cash flow all improved during fiscal 2011.  Net sales grew by 11%, gross margin grew by 8%, net loss was reduced by 10% and free cash flow (defined as cash from operating activities less cash used for investing activities) improved by nearly $18 million.

Despite the present housing market downturn, the Company believes that the long-term fundamentals for the American housing industry continue to remain positive, based upon favorable population growth, favorable demographics, job creation and low long-term interest rates.  Based upon this belief, the Company has continued to invest in improving its operations and its capabilities to service its customers.  The Company remains focused on growing its market share and has continued to invest in developing and launching new products and expanding its marketing reach to new customers.

During fiscal 2009, the Company announced cost reduction initiatives, including a salaried reduction-in-force, closure of two of its oldest manufacturing plants and suspension of operations in a third plant.  These initiatives were completed during the first quarter of fiscal 2010.  The majority of the restructuring charges related to these actions were reflected in the Company’s results for fiscal 2009 and fiscal 2010.

Gross margin for fiscal 2011 was 11.7%, down from 12.0% in fiscal 2010.  The slight reduction in the Company’s gross margin rate was driven by increased sales promotion costs.  These promotions consisted of free products and cash payments to the Company’s large remodeling customers based upon the amount and/or type of cabinets purchased.  The Company’s competitors participated vigorously in these promotional activities and the Company chose to maintain competitive parity by participating as well.

The Company regularly assesses its long-lived assets to determine if any impairment has occurred and regularly evaluates its deferred tax assets to determine whether a valuation allowance is necessary.  Although the Company is presently operating at a loss in what appears to be the bottom of the housing market, the Company expects that improvements in market demand and continued market share gains will enable it to return to profitability well before the expiration of the useful lives of its long-lived assets and any applicable tax carryforward periods.  Accordingly, the Company has concluded that neither its long-lived assets pertaining to its 11 manufacturing plants nor any of its other long-lived assets were impaired and that no valuation allowance on its deferred tax assets was necessary as of April 30, 2011.

Restructuring charges recorded in connection with the Company’s cost reduction initiatives aggregated $(0.0) million net of tax in fiscal 2011, $(1.7) million net of tax in fiscal 2010 and $(6.0) million net of tax in fiscal 2009.  Exclusive of these charges, the Company generated a net loss of $(20.0) million in fiscal 2011, $(20.6) million in fiscal 2010 and net income of $2.8 million in fiscal 2009.

Results of Operations

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2011	2010	2009	2011 vs. 2010 PERCENTCHANGE	2010 vs. 2009 PERCENTCHANGE

Net sales	$452,589	$406,540	$545,934	11%	(26)%
Gross profit	52,751	48,921	89,490	8	(45)
Selling and marketing expenses	61,034	56,935	60,033	7	(5)
General and administrative expenses	22,709	26,434	26,875	(14)	(2)
Interest expense	572	637	716	(10)	(11)

Net Sales

Net sales were $452.6 million in fiscal 2011, an increase of $46.0 million, or 11%, compared with fiscal 2010.  Overall unit volume for fiscal 2011 was 8% higher than in fiscal 2010, driven primarily by the Company’s increased market share. Average revenue per unit increased 3% in fiscal 2011, driven primarily by shifts in product mix.

Net sales for fiscal 2010 decreased 26% to $406.5 million from $545.9 million in fiscal 2009.  Overall unit volume for fiscal 2010 was 23% lower than in fiscal 2009, driven primarily by weaker remodeling sales volume.  Average revenue per unit decreased 3% during fiscal 2010, driven primarily by an increased proportion of new construction sales within the Company’s sales mix.

Gross Profit

Gross profit as a percentage of sales decreased to 11.7% in fiscal 2011 as compared with 12.0% in fiscal 2010. The impact of increased sales volume in fiscal 2011 created improved labor efficiencies and more favorable absorption of manufacturing overhead costs, which were more than offset by increased sales promotion costs, diesel fuel and material costs. Specific changes and additional information included:

•
Sales promotion costs increased in order to meet competitors’ promotional offerings to drive sales growth in a challenging market.  Most of the sales promotions involved the use of free products or cash reimbursements back to the Company’s large retail customers and were deducted from gross margin as opposed to being classified as operating expenses.  Sales promotion costs offset against gross margin increased by 2.2% of net sales during fiscal 2011;

•
Materials and freight costs increased as a percentage of net sales by 1.1% during fiscal 2011 as compared with fiscal 2010, driven primarily by increases in paint, cartons, particleboard and imported components, as well as diesel fuel; and

•
Labor and overhead costs decreased by 3.0% as a percentage of net sales compared with the prior fiscal year, as increased sales volume caused increased productivity of direct labor and absorption of fixed overhead costs.

During fiscal 2010, the Company’s gross profit declined as a percentage of net sales from 16.4% to 12.0%.  The impact of reduced sales volume in fiscal 2010 created inefficiencies from unabsorbed manufacturing overhead and in labor productivity, which more than offset the beneficial impact of reduced overhead costs related to plant closures, reduction in diesel fuel and material costs and the impact of a $1.3 million insurance recovery. Specific changes and additional information included:

•	Materials and freight costs decreased as a percentage of net sales by 0.8% during fiscal 2010 as compared with fiscal 2009, driven primarily by declines in diesel fuel and lumber prices; and

•
Labor and overhead costs increased by 5.2% as a percentage of net sales compared with the prior fiscal year, as the 23% decline in sales volume caused reduced productivity of direct labor and under-absorption of fixed overhead costs that more than offset the $17.9 million reduction in overhead driven by the Company’s restructuring initiatives.

Selling and Marketing Expenses

Selling and marketing expenses in fiscal 2011 were 13.5% of net sales, compared with 14.0% of net sales in fiscal 2010.  The decreased cost as a percent of sales in fiscal 2011 resulted from increased sales levels, which resulted in favorable leverage.

Selling and marketing expenses were 14.0% of net sales in fiscal 2010 compared with 11.0% in fiscal 2009. The higher cost as a percent of sales in fiscal 2010 was driven by a 26% reduction in net sales that exceeded the reduction in spending as volume-based reductions in compensation costs were offset in part by increased promotional costs and increased business development activities compared with the prior year.

General & Administrative Expenses

General and administrative expenses for fiscal 2011 declined by $3.7 million, or 14%, compared with fiscal 2010 and represented 5.0% of net sales, compared with 6.5% of net sales for fiscal 2010. The majority of the decline was related to a reduction in the Company’s pay-for-performance variable compensation and reduced bad debt and related costs pertaining to insolvent customers. As of April 30, 2011, the Company had receivables from customers with a higher perceived level of risk aggregating less than $0.1 million.

General and administrative expenses in fiscal 2010 declined by $0.4 million, or 2%, compared with fiscal 2009 and represented 6.5% of net sales, as compared with 4.9% of net sales for fiscal 2009. Declines associated with the Company’s pay-for-performance variable compensation program and reduced bad debt expense were partially offset by the absence of a prior fiscal year gain of $0.6 million on the termination of a retiree health care plan.  As of April 30, 2010, the Company had receivables from customers with a higher perceived level of risk aggregating $0.1 million.

Effective Income Tax Rates

The Company generated a pre-tax loss of $30.0 million during fiscal 2011.  Based upon statutory tax rates in effect and the impact of permanent tax differences for meals and entertainment, a tax basis adjustment and other permanent differences, the Company’s effective tax rate was 33.2%.

The Company’s effective tax rate for fiscal 2010 was 39.7%, reflecting the impact of statutory tax rates in effect during the years to which the pre-tax loss was carried back, combined with permanent tax differences for general business credits and the domestic production deduction.

Outlook for Fiscal 2012

The Company follows several indices, including but not limited to housing starts, existing home sales, mortgage interest rates, new jobs growth, GDP growth and consumer confidence that it believes are near-term leading indicators of overall demand for kitchen and bath cabinetry. The Company believes that while these indicators collectively suggest the long-term economic outlook for housing is positive, the near-term outlook remains subdued.

The Company expects that the economic recovery will continue at roughly its current pace and that new job creation will average approximately 200,000 per month during its fiscal 2012. This in turn should translate into a gradual improvement in consumer confidence and enable the remodeling market to be roughly neutral to slightly positive compared with prior year levels, as the benefits from increased employment continue to be hampered by uncertain home prices and credit availability.

The Company believes momentum from improving employment will result in improvement in new household formation from its recent low levels. This in turn should help improve housing starts by approximately 10%, to a range of 600,000 to 625,000 during fiscal 2012.

The Company expects that it will maintain the market share gains it has made, enabling it to generate sales growth of approximately 5% to 8%.

The Company plans to increase its capital expenditures from $8.5 million in fiscal 2011 to approximately $15 million in fiscal 2012, driven by increasing the number of sales display units deployed with customers and deploying machinery and equipment to enable production volume to increase.

The Company expects that its operating cash flow may decline, driven by a decline in the amount of expected income tax refunds and increased working capital requirements as the Company’s sales grow.

The Company also expects it will experience inflationary pressures in lumber, plywood and various other materials that could negatively impact profitability during fiscal 2012.

Additional risks and uncertainties that could affect the Company’s results of operations and financial condition are discussed elsewhere in this report, including under “Forward-Looking Statements” and elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under Item 1A, “Risk Factors” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and restricted cash totaled $69.8 million at April 30, 2011, which represented an increase of $2.2 million from April 30, 2010.  Total debt was $25.6 million at April 30, 2011, $0.9 million lower than in the prior fiscal year and long-term debt, excluding current maturities, to capital was 13.8% at April 30, 2011, up from 12.7% at April 30, 2010.

The Company maintains a $35 million secured revolving credit facility with Wells Fargo Bank, N. A. (Wells Fargo). Pursuant to the terms of the Wells Fargo credit facility, at April 30, 2011, $14.4 million of the Company’s cash served as security for borrowings under this facility and was classified as restricted cash.

OPERATING ACTIVITIES

The Company’s main source of liquidity is its cash and cash equivalents on hand and cash generated from its operating activities.  Primarily because of its non-cash operating expenses that are included in net income, the Company’s cash provided by operating activities has historically been considerably higher than the Company’s net income.  During the three-year period ended April 30, 2011, the Company generated a total of $61.3 million in cash from operating activities, as compared with a cumulative net loss during this period of $45.6 million.  Of the $105.5 million difference between these two amounts, $105.9 million related to non-cash depreciation and amortization and stock-based compensation expense.

Cash provided by operating activities in fiscal 2011 was $13.2 million, compared with $1.3 million in fiscal 2010. The $11.9 million increase in cash provided by operating activities was primarily attributable to the $2.3 million decrease in net loss, proceeds of $8.8 million collected from income tax refunds and the absence of payments made in relation to the Company’s cost reduction initiatives in the prior year of approximately $9 million.  Partially offsetting these improvements were declines in the amount of non-cash depreciation, amortization and stock-based compensation expense of $4.6 million and an increase in the Company’s net working capital investment in inventory and customer receivable levels of $9.8 million.

Cash provided by operating activities in fiscal 2010 was $1.3 million, compared with $46.8 million in fiscal 2009.  The significant reduction in cash provided by operating activities was primarily attributable to the $19.1 million increase in net loss, payments of previously accrued restructuring charges and severance costs of approximately $9 million, the building of an income tax benefit, of which nearly $9 million was collected during fiscal 2011 and declines in the amount of non-cash depreciation, amortization and stock-based compensation expense of $4.7 million.  The Company’s net working capital contribution from changes in inventory and customer receivables was $4.6 million less favorable in fiscal 2010, offset by the Company’s utilization of pension credits that avoided the requirement to fund pension plan contributions of $5.0 million.

INVESTING ACTIVITIES

The Company’s investing activities consist of capital expenditures and investments in promotional displays. Net cash used by investing activities in fiscal 2011 was $5.5 million, compared with $11.5 million in fiscal 2010 and $13.8 million in fiscal 2009. Investments in property, plant and equipment for fiscal 2011 were $5.0 million, compared with $2.9 million in fiscal 2010 and $4.8 million in fiscal 2009. Investments in promotional displays were $3.5 million in fiscal 2011, compared with $8.7 million in fiscal 2010 and $9.0 million in fiscal 2009.

During fiscal 2011, the Company increased its investments in capital expenditures by $2.1 million and reduced its investment in promotional displays by $5.2 million.  The Company also received proceeds of $2.9 million during fiscal 2011 from the sale of two previously closed manufacturing plants. Capital expenditures rose in fiscal 2011 as the Company began to deploy machinery and equipment to facilitate increased production levels, while reductions in customers’ new store growth and store re-merchandising activities caused the Company to reduce its investment in promotional displays.

FINANCING ACTIVITIES

The Company’s financing activities typically consist of returning a portion of its free cash flow (defined as cash provided by operating activities less cash used for investing activities) to its shareholders, repaying debt and satisfying its other credit obligations, net of any proceeds received from the exercise of stock options.

The Company generated free cash flow of $7.7 million in fiscal 2011, which represented an increase of $17.9 million compared with fiscal 2010.  The Company used $5.5 million for financing activities,

considerably less than the $19.4 million used for financing activities in fiscal 2010.  The primary financing activity use of cash in fiscal 2011 was $5.1 million to pay dividends to the Company’s common stockholders.

The Company generated negative free cash flow of $10.2 million in fiscal 2010 and used $19.4 million for financing activities, including $14.4 million to serve as security in the form of restricted cash for the Company’s credit facility with Wells Fargo and $5.1 million to pay dividends.

The Company generated $33.0 million of free cash flow in fiscal 2009 and chose to build its cash balance by $25.9 million to create additional financial flexibility, using $7.2 million for financing activities, including $5.1 million to pay dividends and $2.5 million to repurchase stock.

Under a stock repurchase authorization approved by its Board of Directors in 2007, the Company is authorized to repurchase its common stock from time to time, when management believes the Company’s liquidity and expected cash flows are ample and the market price for its common stock presents an attractive return on investment for its shareholders.   At April 30, 2011, approximately $93.3 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.  The Company has purchased a total of 4.3 million shares of its common stock, for $126.7 million, since 2001.  The Company made no stock repurchases in fiscal 2010 or 2011.

The Company can borrow up to $35 million under the Wells Fargo credit facility; however, the Company’s aggregate debt with Wells Fargo cannot exceed the collateral value of the Company’s cash and specified investments held in accounts pledged to Wells Fargo.  At April 30, 2011, $10 million of loans and $3.7 million of letters of credit were outstanding under the Wells Fargo facility and $14.4 million of the Company’s cash was held as security.  Under the terms of the Wells Fargo credit facility, the Company must maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth not greater than 0.9 to 1.0 and must comply with other customary affirmative and negative covenants.  The Company’s ratio of total liabilities to tangible net worth at April 30, 2011 was 0.7 to 1.0.  The credit facility does not limit the Company’s ability to use unrestricted cash to pay dividends or repurchase its common stock as long as the Company maintains the required ratio of total liabilities to tangible net worth.  As of April 30, 2011, the Company was in compliance with all covenants specified in the credit facility.

Cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations and fund capital expenditures for fiscal 2012.

The timing of the Company’s contractual obligations as of April 30, 2011 is summarized in the table below:

	FISCAL YEARS ENDED APRIL 30
(in thousands)	Total Amounts	2012	2013 – 2014	2015 – 2016	2017 and Thereafter
Revolving credit facility	$10,000	$--	$10,000	$--	$--
Economic development loans	3,524	--	--	--	3,524
Term loans	4,359	416	761	763	2,419
Capital lease obligations	7,700	512	1,057	1,099	5,032
Interest on long-term debt1	2,494	500	731	556	707
Operating lease obligations	15,772	3,707	5,909	5,079	1,077
Pension contributions2	35,936	2,871	18,565	14,500	--

Total	$79,785	$8,006	$37,023	$21,997	$12,759

1
Interest commitments under interest bearing debt consist of interest under the Company’s primary loan agreement, term loans and capitalized lease agreements. Amounts outstanding under the Company’s revolving credit facility, $10 million at April 30, 2011, bears a variable interest rate determined by the London Interbank Offered Rate (LIBOR) plus 1.25%.  Interest under the Company’s term loans and capitalized lease agreements is fixed at rates between 2% and 6%.  Interest commitments under interest bearing debt for the Company’s revolving credit facility are at LIBOR plus the spread as of April 30, 2011, throughout the remaining term of the facility.

2
The estimated cost of the Company’s two defined benefit pension plans is determined annually based upon the discount rate and other assumptions at fiscal year end. Future pension funding contributions beyond 2016 have not been determined at this time.

Off-Balance Sheet Arrangements

As of April 30, 2011 and 2010, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Management has chosen accounting policies that are necessary to give reasonable assurance that the Company’s operational results and financial position are accurately and fairly reported. The significant accounting policies of the Company are disclosed in Note A to the Consolidated Financial Statements. The following discussion addresses the accounting policies that management believes have the greatest potential impact on the presentation of the financial condition and operating results of the Company for the periods being reported and that require the most judgment.

Management regularly reviews these critical accounting policies and estimates with the Audit Committee of the Board of Directors.

Long-lived Asset Impairment. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  For purposes of assessing if impairment exists, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.  To determine whether an impairment has occurred, the Company compares estimates of the future undiscounted net cash flows of groups of assets to their carrying values.  The Company has not recognized impairments of long-lived assets in the last three years.

Revenue Recognition. The Company utilizes signed sales agreements that provide for transfer of title to the customer upon delivery. The Company must estimate the amount of sales that have been transferred to third-party carriers but not delivered to customers. The estimate is calculated using a lag factor determined by analyzing the actual difference between shipment date and delivery date of orders over the past 12 months. Revenue is only recognized on those shipments which the Company believes have been delivered to the customer.

The Company recognizes revenue based on the invoice price less allowances for sales returns, cash discounts and other deductions as required under U.S. generally accepted accounting principles. Collection is reasonably assured as determined through an analysis of accounts receivable data, including historical product returns and the evaluation of each customer’s ability to pay. Allowances for sales returns are based on the historical relationship between shipments and returns. The Company believes that its historical experience is an accurate reflection of future returns.

Self Insurance. The Company is self-insured for certain costs related to employee medical coverage and workers’ compensation liability. The Company maintains stop-loss coverage with third-party insurers to limit total exposure. The Company establishes a liability at the balance sheet date based on estimates for a variety of factors that influence the Company’s ultimate cost. In the event that actual experience is substantially different from the estimates, the financial results for the period could be adversely affected. The Company believes that the methodologies used to estimate all factors related to employee medical coverage and workers’ compensation are an accurate reflection of the liability as of the date of the balance sheet.

Pensions. The Company has two non-contributory defined benefit pension plans covering substantially all of the Company’s employees.

The estimated cost, benefits and pension obligation of these plans are determined using various assumptions. The most significant assumptions are the long-term expected rate of return on plan assets, the discount rate used to determine the present value of the pension obligations and the future rate of compensation level increases. In fiscal 2011, the Company determined the discount rate by referencing the Hewitt Above Median Yield Curve. Previously, the Company referred to the AON Yield Curve in establishing the discount rate.  The Company believes that using a yield curve approach more accurately reflects changes in the present value of liabilities over time since each cash flow is discounted at the rate at which it could effectively be settled. The long-term expected rate of return on plan assets reflects the current mix of the plan assets invested in equities and bonds. The future rate of compensation levels reflects expected compensation trends.

The following is a summary of the potential impact of a hypothetical 1% change in actuarial assumptions for the discount rate, rate of compensation, expected return on plan assets and consumer price index:

(in millions)	IMPACT OF 1% INCREASE	IMPACT OF 1% DECREASE
(decrease) increase
Effect on annual pension expense	$(3.4)	$2.9
Effect on projected pension benefit obligation	$(17.8)	$22.8

Pension expense for fiscal 2011 and the assumptions used in that calculation are presented in Note H of the Consolidated Financial Statements.  At April 30, 2011, the discount rate was 5.66% compared to 5.91% at April 30, 2010. The expected return on plan assets is 8.0%, which is consistent with fiscal 2010. The assumed rate of increase in compensation levels is 4.0% for the fiscal year ended April 30, 2011, unchanged from the prior fiscal year.

The performance of the Company’s pension plans is largely dependent on the assumptions used to measure the obligations of the plans and to estimate future performance of the plans’ invested assets. Over the past two measurement periods, the most material deviations between results based on assumptions and the actual plan performance have been as a result of the changes to the discount rate used to measure the plans’ benefit obligations and the actual return on plan assets.  Under accounting guidelines, the discount rate is to be set to market at each annual measurement date. From the fiscal 2009 to fiscal 2010 measurement dates, the discount rate decreased from 7.16% to 5.91%, which was the primary driver in an actuarial loss of $21.3 million. From the fiscal 2010 to fiscal 2011 measurement dates, the discount rate decreased from 5.91% to 5.66%, which was the primary driver in the actuarial loss of $4.5 million.

The Company strives to balance expected long-term returns and short-term volatility of pension plan assets. Favorable and unfavorable differences between the assumed and actual returns on plan assets are generally amortized over a period no longer than the average future working lifetime of the plans’ active participants. The actual rates of return on plan assets realized, net of investment manager fees were 11.9%, 21.5% and (16.8)% for fiscal years 2011, 2010 and 2009, respectively.

The fair value of plan assets at April 30, 2011 was $83.3 million compared to $78.4 million at April 30, 2010. The Company’s projected benefit obligation exceeded plan assets by $36.7 million in fiscal 2011 and $29.1 million in fiscal 2010. The Company’s $7.7 million increase in its net under-funded position during fiscal 2011 was driven by the Company’s $4.5 million actuarial losses due to the decrease in the discount rate used and a $4.7 million loss due to additional benefits accruing, offset in part by a higher actual return on plan assets than expected.  The Company expects its pension expense to increase from $6.9 million in fiscal 2011 to $7.4 million in fiscal 2012, due primarily to a further decrease in the discount rate offset by a higher return on plan assets than expected.  The Company expects to contribute $2.9 million to its pension plans in fiscal 2012, which represents both required and discretionary funding.  Under the requirements of the Pension Protection Act of 2006, the Company was not required to make mandatory contributions to its pension plans in either fiscal 2011 or in fiscal 2010.

Promotional Displays. The Company invests in promotional displays in retail stores to demonstrate product features, product specifications, quality specifications and serve as a training tool for designers. The investment is carried at cost less applicable amortization. Amortization is provided by the straight-line method on an individual display basis over the estimated period of economic benefit, approximately 30 to 36 months. The Company believes that the estimated period of economic benefit provides an accurate reflection of the value of displays as of the date of the balance sheet based on historical experience.

Product Warranty. The Company estimates outstanding warranty costs based on the historical relationship between warranty claims and revenues. The warranty accrual is reviewed monthly to verify that it properly reflects the Company’s remaining obligation based on anticipated expenditures over the balance of the obligation period. Adjustments are made when actual warranty claim experience differs from estimates. Warranty claims are generally made within three months of the original shipment date.

Stock-Based Compensation Expense. The calculation of stock-based compensation expense involves estimates that require management’s judgment. These estimates include the fair value of each stock option and restricted stock unit award granted. Stock option awards are estimated on the date of grant using a Black-Scholes option pricing model. There are two significant inputs into the Black-Scholes option pricing model: expected volatility and expected term. The Company estimates expected volatility based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s stock option plans and represents the period of time that stock option awards granted are expected to be outstanding.

For performance-based restricted stock units, the Company estimates the number of shares that will be granted upon satisfaction of the performance conditions, based upon actual and expected future operating results. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of significant management judgment. As a result, if factors change or the Company uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period. See Note G to the Consolidated Financial Statements for further discussion on stock-based compensation.

Valuation of Deferred Tax Assets. The Company considers the need for a valuation allowance against its deferred tax assets.  The Company performed an analysis at April 30, 2011 and 2010 and determined in each case that a valuation allowance was not required.  The Company considered all available evidence, both positive and negative, in determining the need for a valuation allowance.  Based upon this analysis, including a consideration of recent losses, management determined that it is more likely than not that the Company’s deferred tax assets will be realized through expected future income and the reversal of taxable temporary differences.  The Company will continue to update this analysis on a periodic basis and changes in expectations about future income or the timing of the reversal of taxable temporary differences could cause the Company to record a valuation allowance in a future period.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”.  ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plans.  ASU 2010-06 was adopted by the Company on May 1, 2010.  The adoption of the new guidance did not have a material impact on the Company’s financial statements.

Dividends Declared

On May 25, 2011, the Board of Directors approved a $.09 per share cash dividend on its common stock. The cash dividend was paid on June 27, 2011, to shareholders of record on June 13, 2011.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The costs of the Company’s products are subject to inflationary pressures and commodity price fluctuations.  The Company has generally been able, over time, to recover the effects of inflation and commodity price fluctuations through sales price increases.

On April 30, 2011, the Company had no material exposure to changes in interest rates for its debt agreements.

The Company does not currently use commodity or interest rate derivatives or similar financial instruments to manage its commodity price or interest rate risks.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	APRIL 30
(in thousands, except share and per share data)	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$55,420	$53,233
Customer receivables, net	31,067	27,524
Inventories	24,471	25,239
Income taxes receivable and other	3,799	10,693
Deferred income taxes	5,659	6,355
Total Current Assets	120,416	123,044

Property, plant and equipment, net	100,628	114,107
Restricted cash	14,419	14,419
Promotional displays, net	7,330	11,738
Deferred income taxes	21,178	13,440
Other assets	4,399	5,685
TOTAL ASSETS	$268,370	$282,433

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$18,569	$14,035
Current maturities of long-term debt	928	893
Accrued compensation and related expenses	15,607	20,409
Accrued marketing expenses	7,408	4,903
Other accrued expenses	8,332	9,339
Total Current Liabilities	50,844	49,579

Long-term debt, less current maturities	24,655	25,582
Defined benefit pension liabilities	36,726	29,065
Other long-term liabilities	2,180	2,889

Shareholders’ Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	----	----
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at April 30, 2011: 14,295,540 at April 30, 2010: 14,205,462	92,408	88,153
Retained earnings	83,495	108,643
Accumulated other comprehensive loss -
Defined benefit pension plans	(21,938)	(21,478)
Total Shareholders’ Equity	153,965	175,318
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$268,370	$282,433

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED APRIL 30
(in thousands, except per share data)	2011	2010	2009

Net sales	$452,589	$406,540	$545,934
Cost of sales and distribution	399,838	357,619	456,444
Gross Profit	52,751	48,921	89,490

Selling and marketing expenses	61,034	56,935	60,033
General and administrative expenses	22,709	26,434	26,875
Restructuring charges	62	2,808	9,743
Operating Loss	(31,054)	(37,256)	(7,161)

Interest expense	572	637	716
Other income	(1,666)	(838)	(1,726)
Loss Before Income Taxes	(29,960)	(37,055)	(6,151)

Income tax benefit	(9,942)	(14,714)	(2,917)

Net Loss	$(20,018)	$(22,341)	$(3,234)

SHARE INFORMATION
Net loss per share
Basic	$(1.40)	$(1.58)	$(0.23)
Diluted	(1.40)	(1.58)	(0.23)

Cash dividends per share	0.36	0.36	0.36

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS

				ACCUMULATED
(in thousands, except share data)				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
	SHARES	AMOUNT	EARNINGS	LOSS	EQUITY
Balance, May 1, 2008	14,150,290	$76,409	$146,288	$(8,063)	$214,634

Comprehensive Loss:
Net loss			(3,234)		(3,234)
Other comprehensive loss, net of tax:
Change in pension and postretirement benefits				(6,622)	(6,622)
Total Comprehensive Loss					(9,856)

Stock-based compensation		4,877			4,877
Cash dividends			(5,060)		(5,060)
Exercise of stock-based compensation awards	8,400	152			152
Stock repurchases	(140,214)	(549)	(1,908)		(2,457)
Employee benefit plan contributions	75,973	1,404	(12)		1,392
Balance, April 30, 2009	14,094,449	$82,293	$136,074	$(14,685)	$203,682

Comprehensive Loss:
Net loss			(22,341)		(22,341)
Other comprehensive loss, net of tax:
Change in pension benefits				(6,793)	(6,793)
Total Comprehensive Loss					(29,134)

Stock-based compensation		4,392			4,392
Adjustments to excess tax benefit from stock-based compensation		(439)			(439)
Cash dividends			(5,090)		(5,090)
Exercise of stock-based compensation awards	54,070	719			719
Employee benefit plan contributions	56,943	1,188			1,188
Balance, April 30, 2010	14,205,462	$88,153	$108,643	$(21,478)	$175,318

Comprehensive Loss:
Net loss			(20,018)		(20,018)
Other comprehensive loss, net of tax:
Change in pension benefits				(460)	(460)
Total Comprehensive Loss					(20,478)

Stock-based compensation		3,995			3,995
Adjustments to excess tax benefit from stock-based compensation		(1,347)			(1,347)
Cash dividends			(5,130)		(5,130)
Exercise of stock-based compensation awards	27,401	394			394
Employee benefit plan contributions	62,677	1,213			1,213
Balance, April 30, 2011	14,295,540	$92,408	$83,495	$(21,938)	$153,965

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED APRIL 30
(in thousands)	2011	2010	2009

OPERATING ACTIVITIES
Net loss	$(20,018)	$(22,341)	$(3,234)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,703	30,876	35,100
Net loss on disposal of property, plant and equipment	209	209	271
Gain on sale of assets held for sale	(982)	----	----
Stock-based compensation expense	3,995	4,392	4,877
Deferred income taxes	(8,185)	(5,800)	(5,715)
Pension contributions (in excess) less than expense	6,907	5,029	(1,371)
Tax deficit/(benefit) from stock-based compensation	(80)	(212)	219
Other non-cash items	(971)	(992)	2,310
Changes in operating assets and liabilities:
Customer receivables	(3,514)	(640)	1,269
Inventories	331	7,302	9,976
Income taxes receivable and other assets	5,709	(9,370)	(417)
Accounts payable	4,534	(1,035)	(4,638)
Accrued compensation, marketing and other accrued expenses	(1,442)	(6,126)	8,621
Other	----	----	(456)
Net Cash Provided by Operating Activities	13,196	1,292	46,812

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(4,952)	(2,861)	(4,824)
Proceeds from sales of property, plant and equipment	3	131	64
Proceeds from sale of assets held for sale	2,939	----	----
Investment in promotional displays	(3,456)	(8,737)	(9,005)
Net Cash Used in Investing Activities	(5,466)	(11,467)	(13,765)

FINANCING ACTIVITIES
Payments of long-term debt	(892)	(10,859)	(864)
Proceeds from long-term debt	----	10,000	1,290
Restricted cash	----	(14,419)	----
Tax (deficit)/benefit from stock-based compensation	80	212	(219)
Proceeds from issuance of common stock and other	399	743	152
Repurchase of common stock	----	----	(2,457)
Payment of dividends	(5,130)	(5,090)	(5,060)
Net Cash Used In Financing Activities	(5,543)	(19,413)	(7,158)

Net Increase/(Decrease) in Cash and Cash Equivalents	2,187	(29,588)	25,889

Cash and Cash Equivalents, Beginning of Year	53,233	82,821	56,932

Cash and Cash Equivalents, End of Year	$55,420	$53,233	$82,821

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A -- Summary of Significant Accounting Policies

The Company manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. The Company's products are sold across the United States through a network of independent dealers and distributors and directly to home centers and major builders.

The following is a description of the Company’s significant accounting policies:

Principles of Consolidation and Basis of Presentation:  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition:  The Company recognizes revenue when product is delivered to the customer and title has passed. Revenue is based on invoice price less allowances for sales returns, cash discounts and other deductions.

Cost of Sales and Distribution:  Cost of sales and distribution includes all costs associated with the manufacture and distribution of the Company’s products including the costs of shipping and handling.

Advertising Costs:  Advertising costs are expensed as incurred. Advertising expenses for fiscal years 2011, 2010 and 2009 were $30.0 million, $16.0 million and $15.1 million, respectively.

Cash and Cash Equivalents:  Cash in excess of operating requirements is invested in money market accounts which are carried at cost (which approximates fair value). The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents were $46.8 million and $17.7 million at April 30, 2011 and 2010, respectively.

Inventories:  Inventories are stated at lower of cost or market. Inventory costs are determined by the last-in, first-out (LIFO) method.

The LIFO cost reserve is determined in the aggregate for inventory and is applied as a reduction to inventories determined on the first-in, first-out method (FIFO). FIFO inventory cost approximates replacement cost.

Property, Plant and Equipment:  Property, plant and equipment is stated on the basis of cost less accumulated depreciation. Depreciation is provided by the straight-line method over the estimated useful lives of the related assets, which range from 15 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment. Assets under capital leases are amortized over the shorter of their estimated useful lives or the term of the related lease.

Impairment of Long-Lived Assets:  The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal years 2011, 2010 and 2009, the Company concluded no impairment existed.

Promotional Displays:  The Company invests in promotional displays in retail stores to demonstrate product features, product specifications, quality specifications and serve as a training tool for retail kitchen designers. The Company invests in these long-lived productive assets to provide the aforementioned benefits. The Company's investment in promotional displays is carried at cost less applicable amortization. Amortization is provided by the straight-line method on an individual display basis over periods of 30 to 36 months (the estimated period of benefit). Promotional display amortization expense for fiscal years 2011, 2010 and 2009 was $7.9 million, $9.8 million and $11.7 million, respectively, and is included in selling and marketing expenses.

Income Taxes:  The Company accounts for deferred income taxes utilizing the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statement amounts and the tax basis of assets and liabilities, using enacted tax rates in effect for the year in which these items are expected to reverse. At each reporting date, the Company evaluates the need for a valuation allowance to reduce deferred tax assets to an amount that more likely than not will be realized.

Pensions and Postretirement Benefits:  The Company has two non-contributory defined benefit pension plans covering substantially all of the Company’s employees.  The Company recognizes the overfunded or underfunded status of its defined benefit pension plans, measured as the difference between the fair value of plan assets and the benefit obligation, in its consolidated balance sheets. The Company also recognizes the actuarial gains and losses and the prior service costs, credits and transition costs as a component of other comprehensive income (loss), net of tax.

Stock-Based Compensation:  The Company recognizes stock-based compensation expense based on the grant date fair value over the requisite service period.

Recent Accounting Pronouncements:  In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”.  ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plans.  ASU 2010-06 was adopted by the Company on May 1, 2010.  The adoption of the new guidance did not have a material impact on the Company’s financial statements.

Use of Estimates:  The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during each reporting period. Actual results could differ from those estimates.

Note B -- Customer Receivables

The components of customer receivables were:

	APRIL 30
(in thousands)	2011	2010
Gross customer receivables	$33,039	$29,525
Less:
Allowance for doubtful accounts	(67)	(114)
Allowance for returns and discounts	(1,905)	(1,887)

Net customer receivables	$31,067	$27,524

Note C -- Inventories

The components of inventories were:

	APRIL 30
(in thousands)	2011	2010
Raw materials	$9,275	$8,855
Work-in-process	16,597	18,440
Finished goods	8,679	8,081

Total FIFO inventories	34,551	35,376
Reserve to adjust inventories to LIFO value	(10,080)	(10,137)

Total LIFO inventories	$24,471	$25,239

After tax income (losses) were impacted by $34,000, $394,000 and $291,000 in fiscal years 2011, 2010 and 2009, respectively, as a result of liquidation of LIFO based inventories.

Note D -- Property, Plant and Equipment

The components of property, plant and equipment were:

	APRIL 30
(in thousands)	2011	2010
Land	$6,378	$6,381
Buildings and improvements	84,047	84,021
Buildings and improvements-capital leases	20,356	20,356
Machinery and equipment	180,607	178,723
Machinery and equipment-capital leases	27,354	28,260
Construction in progress	1,144	333
	319,886	318,074
Less accumulated amortization and depreciation	(219,258)	(203,967)

Total	$100,628	$114,107

Amortization and depreciation expense on property, plant and equipment amounted to $18.1 million, $20.5 million and $22.4 million, in fiscal years 2011, 2010 and 2009, respectively.

Note E -- Loans Payable and Long-Term Debt

Maturities of long-term debt are as follows:

	FISCAL YEARS ENDING APRIL 30
(in thousands)	2012	2013	2014	2015	2016	2017 AND THERE-AFTER	TOTAL OUTSTAND-ING

Revolving credit facility	$--	$10,000	$--	$--	$--	$--	$10,000

Economic development loans	--	--	--	--	--	3,524	3,524

Term loans	416	413	348	370	393	2,419	4,359

Capital lease obligations	512	523	534	544	555	5,032	7,700

Total	$928	$10,936	$882	$914	$948	$10,975	$25,583

Less current maturities							$928

Total long-term debt							$24,655

The Company’s primary loan agreement is a $35 million secured revolving credit facility which expires on December 31, 2012 with Wells Fargo Bank, N.A. (Wells Fargo).  The Company used the Wells Fargo credit line to pay off a $10 million term loan under its former primary credit facility with Bank of America, N.A. (Bank of America) in December 2009.  The Company incurs a fee for amounts not used under the revolving credit facility.  Fees paid by the Company related to non-usage of its current and former credit facilities have been included in interest expense and were $54,002, $83,424 and $72,998 for fiscal years 2011, 2010 and 2009, respectively.  Pursuant to the terms of the Wells Fargo credit facility, at April 30, 2011, $14.4 million of the Company’s cash and other specified investments served as security for the Company’s aggregate debt with Wells Fargo and was classified as restricted.

The Wells Fargo credit facility is secured by cash and other specified investments held in certain of the Company’s accounts with Wells Fargo.  The Company can borrow up to $35 million under the credit facility; however, the Company’s aggregate debt with Wells Fargo cannot exceed the collateral value of the Company’s cash and specified investments held in accounts pledged to Wells Fargo.  The Wells Fargo line of credit bears interest at the London

Interbank Offered Rate (LIBOR) (0.25% at April 30, 2011) plus 1.25%. Under the terms of the Wells Fargo credit facility, the Company must maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth not greater than 0.9 to 1.0 and must comply with other customary affirmative and negative covenants.  The Company’s ratio of total liabilities to tangible net worth at April 30, 2011 was 0.7 to 1.0.  The credit facility does not limit the Company’s ability to use unrestricted cash to pay dividends or repurchase its common stock as long as the Company maintains the required ratio of total liabilities to tangible net worth.  As of April 30, 2011, the Company was in compliance with all covenants specified in the facility.

In 2009, the Company entered into a loan agreement with the Board of County Commissioners of Garrett County as part of the Company’s capital investment in land located in Garrett County, Maryland.  This loan agreement is secured by a Deed of Trust on the property and bears interest at a fixed rate of 3%.  The agreement defers principal and interest during the term of the obligation and forgives any outstanding balance at December 31, 2019, if the Company complies with certain employment levels.  The outstanding balance as of April 30, 2011 and 2010 was $1,290,000.

In 2005, the Company entered into two separate loan agreements that were amended in 2008 with the Maryland Economic Development Corporation and the County Commissioners of Allegany County as part of the Company’s capital investment and operations at the Allegany County, Maryland site.  The aggregate balance of these loan agreements was $2,234,000 for both fiscal years ended April 30, 2011 and 2010 and expire at December 31, 2016, bearing interest at a fixed rate of 3% per annum.  These loan agreements are secured by mortgages on the manufacturing facility constructed in Allegany County, Maryland.  These loan agreements defer principal and interest during the term of the obligation and forgive any outstanding balance at December 31, 2016, if the Company complies with certain employment levels at the facility.

In 2002, the Company entered into a loan agreement with the Perry, Harlan, Leslie, Breathitt Regional Industrial Authority (a.k.a. Coalfields Regional Industrial Authority, Inc.) as part of the Company’s capital investment and operations at the Hazard, Kentucky site. This debt facility is a $6 million term loan, which expires November 13, 2017, bearing interest at a fixed rate of 2% per annum. It is secured by a mortgage on the manufacturing facility constructed in Hazard, Kentucky. The loan requires annual debt service payments consisting of principal and interest with a fixed balloon payment of $1.6 million at loan expiration. The outstanding amounts owed as of April 30, 2011 and 2010 were $4,165,000 and $4,453,000, respectively.

In 2001, the Company entered into a loan agreement with the West Virginia Economic Development Authority as part of the Company’s capital investment at the Moorefield, West Virginia site. This debt facility is a $1 million term loan which expires January 31, 2013, bearing interest at a fixed rate of 5.9% per annum. It is secured by a Deed of Trust on the Moorefield, West Virginia site. The loan requires quarterly debt service of principal and interest. The balances outstanding at April 30, 2011 and 2010 were $194,000 and $295,000, respectively.

In 2004, the Company entered into a lease agreement with the West Virginia Economic Development Authority as part of the Company’s capital investment and operations at the South Branch plant located in Hardy County, West Virginia. This capital lease agreement is a $10 million term obligation, which expires June 30, 2024, bearing interest at a fixed rate of 2% per annum. The lease requires monthly rental payments.  The outstanding amounts owed as of April 30, 2011 and 2010 were $7,700,000 and $8,203,000, respectively.

Certain of the Company's loan agreements limit the amount and type of indebtedness the Company can incur and require the Company to maintain specified financial ratios measured on a quarterly basis. In addition to the assets previously discussed, certain of the Company’s property, plant and equipment are pledged as collateral under term loan agreements and capital lease arrangements. The Company was in compliance with all covenants contained in its loan agreements and capital leases at April 30, 2011.

Interest paid during fiscal years 2011, 2010 and 2009 was $467,000, $567,000 and $721,000, respectively.

Note F -- Earnings (Net Loss) Per Share

The following table summarizes the computations of basic and diluted earnings (net loss) per share:

	FISCAL YEARS ENDED APRIL 30
(in thousands, except per share amounts)	2011	2010	2009
Numerator used in basic and diluted earnings (net loss) per common share:
Net loss	$(20,018)	$(22,341)	$(3,234)
Denominator:
Denominator for basic earnings (net loss) per common share - weighted-average shares	14,252	14,146	14,055
Effect of dilutive securities:
Stock options and restricted stock units	--	--	--
Denominator for diluted earnings (net loss) per common share - weighted-average shares and assumed conversions	14,252	14,146	14,055
Net loss per share
Basic	$(1.40)	$(1.58)	$(0.23)
Diluted	$(1.40)	$(1.58)	$(0.23)

Potentially dilutive securities of 90,000; 20,000 and 17,000 have been excluded from the calculation of net loss per share for the fiscal years ended April 30, 2011, 2010 and 2009, respectively, as the effect would be anti-dilutive.

Note G – Stock-Based Compensation

The Company has two types of stock-based compensation awards in effect for its employees and directors. The Company has issued stock options since 1986 and issued initial grants of restricted stock units (RSUs) during fiscal 2010. Total compensation expense related to stock-based awards for the fiscal years ended April 30, 2011, 2010 and 2009, was $4.0 million, $4.4 million and $4.9 million, respectively.  The Company recognizes stock-based compensation costs net of an estimated forfeiture rate for those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company estimated the forfeiture rates based upon its historical experience.

Stock Incentive Plans

At April 30, 2011, the Company had stock option and RSU awards outstanding under three different plans: (1) 1999 stock option plan for employees, (2) 2004 stock incentive plan for employees and (3) 2006 non-employee directors equity ownership plan. As of April 30, 2011, there were 2,018,733 shares of common stock available for future stock-based compensation awards under the Company’s stock incentive plans.

Methodology Assumptions

For purposes of valuing stock option grants, the Company has identified two employee groups and one non-employee director group, based upon observed option exercise patterns. The Company uses the Black-Scholes option-pricing model to value the Company’s stock options for each of the three groups. Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of the Company’s stock option awards is expensed on a straight-line basis over the vesting period of the stock options. The expected volatility assumption is based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from the Company’s historical exercise experience and represents the period of time that stock option awards granted are expected to be outstanding for each of the three identified groups. The expected term assumption incorporates the contractual term of an option grant, which is generally ten years for employees and from four years to ten years for non-employee directors, as well as the vesting period of an award, which is typically three years. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.

For purposes of determining the fair value of RSUs, the Company uses the closing stock price of its common stock as reported on the NASDAQ Global Select Market on the date of grant, reduced by the discounted value of future expected dividend payments during the vesting period, since the recipients are not entitled to dividends during the vesting period. The fair value of the Company’s RSU awards is expensed on a straight-line basis over the vesting period of the RSUs to the extent the Company believes it is probable the related performance criteria, if any, will be met.  The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the vesting period of the RSU grant.

The weighted-average assumptions and valuation of the Company’s stock options were as follows:

	Fiscal Years Ended April 30
	2011	2010	2009
Weighted-average fair value of grants	$8.87	$16.05	$12.07
Expected volatility	49.1%	82.8%	61.7%
Expected term in years	6.2	6.0	5.4
Risk-free interest rate	2.64%	3.59%	3.47%
Expected dividend yield	1.7%	1.5%	1.5%

Stock Option Activity

Stock options granted and outstanding under each of the Company’s plans vest evenly over a three-year period and have contractual terms ranging from four to ten years. The exercise price of all stock options granted is equal to the fair market value of the Company’s common stock on the option grant date.

The following table presents a summary of the Company’s stock option activity for the fiscal years ended April 30, 2011, 2010 and 2009 (remaining contractual term [in years] and exercise prices are weighted-averages):

				Aggregate
	Number	Remaining		Intrinsic
	of	Contractual	Exercise	Value
	Options	Term	Price	(in thousands)
Outstanding at April 30, 2008	2,017,767	6.3	$29.88	$398

Granted	447,600	9.1	23.82	--
Exercised	(8,400)	--	16.62	31
Cancelled or expired	(128,198)	--	29.40	5
Outstanding at April 30, 2009	2,328,769	6.1	$28.79	$629

Granted	120,000	9.1	24.73	--
Exercised	(103,700)	--	16.59	551
Cancelled or expired	(239,554)	--	29.26	10
Outstanding at April 30, 2010	2,105,515	5.6	$29.03	$295

Granted	115,000	9.1	20.87	--
Exercised	(27,000)	--	14.80	216
Cancelled or expired	(588,159)	--	29.58	--
Outstanding at April 30, 2011	1,605,356	5.7	$28.48	$29

Vested and expected to vest in the future at April 30, 2011	1,548,613	5.6	$28.67	$29
Exercisable at April 30, 2011	1,295,881	5.1	$29.80	$29

The aggregate intrinsic value in the previous table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) of the shares of the Company’s common stock that would have been received by the option holders had all option holders exercised their options on April 30, 2011. This amount changes based upon the fair market value of the Company’s common stock.  The total fair value of options vested for the fiscal years ended April 30, 2011, 2010 and 2009 was $3.3 million, $4.8 million and $4.9 million, respectively.

As of April 30, 2011, there was $1.5 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s stock-based compensation plans. This expense is expected to be recognized over a weighted-average period of 1.4 years.

Cash received from option exercises for the fiscal years ended April 30, 2011, 2010 and 2009, was an aggregate of $0.4 million, $0.7 million and $0.1 million, respectively.  The actual tax benefit realized for the tax deduction from option exercises of stock option awards totaled $84,000, $215,000 and $12,000, for the fiscal years ended April 30, 2011, 2010 and 2009, respectively.

The following table summarizes information about stock options outstanding at April 30, 2011 (remaining lives [in years] and exercise prices are weighted-averages):

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
OPTION PRICE		REMAINING	EXERCISE		EXERCISE
PER SHARE	OPTIONS	LIFE	PRICE	OPTIONS	PRICE
$14.93-$20.87	126,200	8.7	$20.59	9,200	$17.20
$22.77-$24.73	521,800	6.8	24.09	329,325	24.02
$26.85-$28.97	279,200	3.7	28.08	279,200	28.08
$30.06-$34.75	652,087	5.2	33.17	652,087	33.17
$37.13-$44.59	26,069	3.0	41.43	26,069	41.43
	1,605,356			1,295,881

Restricted Stock Unit Activity:

The Company’s RSUs granted to employees cliff-vest over a three-year period from date of grant, while RSUs granted to non-employee directors vest daily over a two-year period from date of grant.  Directors were granted service-based RSUs only, while employees were awarded both service-based and performance-based RSUs (PBRSUs) in fiscal years 2011 and 2010.  The PBRSUs granted in fiscal 2011 contain a number of criteria pertaining to the Company’s operational and financial performance during the performance period of fiscal 2011.  Employees who satisfy the vesting criteria will receive a proportional amount of PBRSUs based upon the Compensation Committee’s assessment of the Company’s achievement against the performance criteria.

The following table contains a summary of the Company’s RSU activity:

	Performance-Based RSUs	Service-Based RSUs	Total RSUs	Weighted Average Grant Date Fair Value
Awarded in fiscal 2010	128,325	64,425	192,750	$22.00
Less forfeited	(10,425)	(3,925)	(14,350)	$22.10
Issued and outstanding, April 30, 2010	117,900	60,500	178,400	$21.99

Awarded in fiscal 2011	125,475	61,825	187,300	$19.25
Less cancelled due to performance criteria	(63,145)	--	(63,145)	$22.10
Less common stock issued	(364)	(260)	(624)	$22.10
Less forfeited	(5,296)	(2,965)	(8,261)	$21.96
Issued and outstanding, April 30, 2011	174,570	119,100	293,670	$20.25

As of April 30, 2011, there was $2.4 million of total unrecognized compensation expense related to unvested RSUs granted under the Company’s stock-based compensation plans.  This expense is expected to be recognized over a weighted-average period of 1.7 years.

For the fiscal years ended April 30, 2011, 2010 and 2009 stock-based compensation expense was allocated as follows:

(in thousands)	2011	2010	2009
Cost of sales and distribution	$735	$909	$1,102
Selling and marketing expenses	842	1,049	1,195
General and administrative expenses	2,418	2,434	2,580
Stock-based compensation expense, before income taxes	$3,995	$4,392	$4,877

Note H – Employee Benefit and Retirement Plans

Employee Stock Ownership Plan

In fiscal 1990, the Company instituted the American Woodmark Investment Savings Stock Ownership Plan. Under this plan, all employees who are at least18 years old and have been employed by the Company for at least six consecutive months are eligible to receive Company stock through a profit-sharing contribution and a 401(k) matching contribution based upon the employee's contribution to the plan.

Profit-sharing contributions in the form of Company stock are 3% of after-tax earnings, calculated on a quarterly basis and are distributed equally to all employees eligible to participate in the plan. The Company did not recognize any expenses for profit-sharing contributions in fiscal years 2011 and 2010 and recognized expenses of $5,000 in fiscal 2009.

The Company matches 401(k) contributions in the form of Company stock at 50% of an employee's annual contribution to the plan up to 4% of base earnings for an effective maximum Company contribution of 2% of base earnings.

The expense for 401(k) matching contributions for this plan was $1,272,000, $1,284,000 and $1,505,000, in fiscal years 2011, 2010 and 2009, respectively.

Pension Benefits

The Company has two defined benefit pension plans covering virtually all of the Company’s employees. These plans provide defined benefits based on years of service and final average earnings (for salaried employees) or benefit rate (for hourly employees).

Included in accumulated other comprehensive loss at April 30, 2011 is $36.0 million ($21.9 million net of tax) related to net unrecognized actuarial losses and unrecognized prior service costs that have not yet been recognized in net periodic pension benefit costs. The Company expects to recognize $2.2 million ($1.3 million net of tax) in net actuarial losses and prior service costs in net periodic pension benefit costs during fiscal 2012.

The Company uses an April 30 measurement date for its benefit plans. The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s non-contributory defined benefit pension plans as of April 30:

	PENSION BENEFITS
(in thousands)	2011	2010
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$107,441	$80,159
Service cost	4,717	3,321
Interest cost	6,268	5,619
Actuarial (gains) and losses	4,530	21,282
Benefits paid	(2,897)	(2,940)
Projected benefit obligation at end of year	$120,059	$107,441

	PENSION BENEFITS
(in thousands)	2011	2010
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$78,376	$67,259
Actual return on plan assets	7,855	14,057
Company contributions	--	--
Benefits paid	(2,897)	(2,940)
Fair value of plan assets at end of year	$83,334	$78,376

Funded status of the plans	$(36,726)	$(29,065)
Unamortized prior service cost	384	470
Unrecognized net actuarial loss	35,578	34,739
Prepaid (accrued) benefit cost	$(764)	$6,144

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS
Accrued benefit liability	$(36,726)	$(29,065)
Accumulated other comprehensive loss	35,962	35,209
Net amount recognized	$(764)	$6,144

The accumulated benefit obligation for all pension plans were $106,600,000 and $95,331,000 at April 30, 2011 and 2010, respectively.

	PENSION BENEFITS
(in thousands)	2011	2010	2009
COMPONENTS OF NET PERIODIC PENSION BENEFIT COST
Service cost	$4,717	$3,321	$4,428
Interest cost	6,268	5,619	5,330
Expected return on plan assets	(6,159)	(5,282)	(6,124)
Amortization of prior service cost	85	115	129
Curtailment loss	--	--	122
Recognized net actuarial loss	1,996	1,256	315
Pension benefit cost	$6,907	$5,029	$4,200

Actuarial Assumptions:  The discount rate at April 30 was used to measure the year-end benefit obligations and the earnings effects for the subsequent year. Actuarial assumptions used to determine benefit obligations and earnings effects for principal pension plans follow:

	FISCAL YEARS ENDED APRIL 30
	2011	2010
WEIGHTED-AVERAGE ASSUMPTIONS TO DETERMINE BENEFIT OBLIGATIONS
Discount rate	5.66%	5.91%
Rate of compensation increase	4.0%	4.0%

	FISCAL YEARS ENDED APRIL 30
	2011	2010	2009
WEIGHTED-AVERAGE ASSUMPTIONS TO DETERMINE NET PERIODIC PENSION BENEFIT COST
Discount rate	5.91%	7.16%	6.68%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	4.0%	4.0%	4.0%

In fiscal 2011, the Company determined the discount rate by referencing the Hewitt Above Median Yield Curve.  In fiscal years 2010 and 2009, the Company referred to the AON Yield Curve in establishing the discount rate.  The

Company believes that using a yield curve approach accurately reflects changes in the present value of liabilities over time since each cash flow is discounted at the rate at which it could effectively be settled.
In developing the expected long-term rate of return assumption for the assets of the defined benefit pension plans, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered the related historical ten-year average asset returns at April 30, 2011.

The Company amortizes experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, over a period no longer than the average future working lifetime of the active participants.

Contributions:  The Company funds the pension plans in amounts sufficient to meet minimum funding requirements set forth in employee benefit and tax laws plus additional amounts the Company deems appropriate.

The Company expects to contribute $2.9 million to its pension plans in fiscal 2012, which represents both required and discretionary funding.  The Company was not required to make, and did not make, any contributions to the pension plans in either fiscal 2011 or fiscal 2010.

Estimated Future Benefit Payments: The following benefit payments, which reflect expected future service, are expected to be paid:

FISCAL YEAR	BENEFIT PAYMENTS (in thousands)
2012	$3,208
2013	3,391
2014	3,682
2015	4,086
2016	4,483
Years 2017-2021	30,371

Plan Assets:  Pension assets by major category of plan assets and the type of fair value measurement as of April 30, 2011 and 2010 are presented in the following table:

Fair Value Measurements at April 30, 2011
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$248	$248	$--	$--
Equity Collective Funds:1
Equity Index Value Fund	16,773	--	16,773	--
Equity Index Growth Fund	16,957	--	16,957	--
Small Cap Index Fund	5,119	--	5,119	--
International Equity Fund	3,490	--	3,490	--
Fixed Income Collective Funds:1
Capital Preservation Fund	17,248	--	17,248	--
Core Fixed Income Fund	23,499	--	23,499	--
Total	$83,334	$248	$83,086	$--

Fair Value Measurements at April 30, 2010
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$2	$2	$--	$--
Equity Collective Funds:1
Equity Index Value Fund	15,713	--	15,713	--
Equity Index Growth Fund	15,658	--	15,658	--
Small Cap Index Fund	4,889	--	4,889	--
International Equity Fund	3,050	--	3,050	--
Fixed Income Collective Funds:1
Capital Preservation Fund	17,175	--	17,175	--
Core Fixed Income Fund	21,889	--	21,889	--
Total	$78,376	$2	$78,374	$--

1 The Collective Trust Funds are valued by applying the plans’ ownership percentage in the fund to the fund’s net assets at fair value at the valuation date.

Investment Strategy:  The Company has established formal investment policies for the assets associated with its pension plans.  The objectives of the investment strategies include preservation of capital and long-term growth of capital while avoiding excessive risk.  Target allocation percentages are established at an asset class level by the Pension Committee.  Target allocation ranges are guidelines, not limitations, and occasionally the Pension Committee will approve allocations above or below a target range.

During a period of uncertainty in the equity and fixed income markets, the Pension Committee may suspend the Target Asset Allocation and manage the investment mix as it sees reasonable, prudent and in the best interest of the plans to better protect the value of the plan assets.

The Company’s pension plans’ weighted-average asset allocations at April 30, 2011 and 2010, by asset category, were as follows:

	PLAN ASSET ALLOCATION
	2011	2011	2010
APRIL 30	TARGET	ACTUAL	ACTUAL
Equity Funds	50.0%	50.8%	50.2%
Fixed Income Funds	50.0%	49.2%	49.8%
Total	100.0%	100.0%	100.0%

Within the broad categories outlined in the preceding table, the Company has targeted the following specific allocations as a percentage of total funds invested:  21% Capital Preservation, 28% Bond, 21% Large Capital Growth, 20% Large Capital Value, 6% Small Capital and 4% International.

Note I -- Income Taxes

Income tax expense was comprised of the following:

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2011	2010	2009

CURRENT EXPENSE (BENEFIT)
Federal	$(2,368)	$(8,260)	$2,250
State	611	(654)	548
Total current expense (benefit)	(1,757)	(8,914)	2,798

DEFERRED BENEFIT
Federal	(6,065)	(4,273)	(4,955)
State	(2,120)	(1,527)	(760)
Total deferred benefit	(8,185)	(5,800)	(5,715)
Total benefit from continuing operations	(9,942)	(14,714)	(2,917)
Other comprehensive loss	(294)	(4,343)	(4,324)
Total comprehensive income tax benefit	$(10,236)	$(19,057)	$(7,241)

The Company's effective income tax rate varied from the federal statutory rate as follows:

	FISCAL YEARS ENDED APRIL 30
	2011	2010	2009

Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Tax basis adjustment	(3.3)%	0.0%	0.0%
Tax-free interest	0.0	0.0	3.1
General business credits	0.1	1.0	5.1
Meals and entertainment	(0.8)	(0.7)	(5.2)
Domestic production deduction	0.0	0.0	2.7
Other	(0.9)	0.1	3.2
Total	(4.9)%	0.4%	8.9%

Effective federal income tax rate	30.1%	35.4%	43.9%
State income taxes, net of federal tax effect	3.1	4.3	3.5
Effective income tax rate	33.2%	39.7%	47.4%

Income taxes paid were $235,000, $309,000 and $1,494,000 for fiscal years 2011, 2010 and 2009, respectively.

The significant components of deferred tax assets and liabilities were as follows:

	APRIL 30
(in thousands)	2011	2010

Deferred tax assets:
Pension benefits	$13,659	$11,284
Accounts receivable	3,259	3,815
Product liability	678	617
Employee benefits	9,632	9,741
Net operating loss carryforward	4,074	727
Other	352	63
Total	31,654	26,247

Deferred tax liabilities:
Depreciation	4,338	6,062
Inventory	479	390
Total	4,817	6,452

Net deferred tax asset	$26,837	$19,795

Included in the net operating loss carryforward is a federal net operating loss carryforward of $2.0 million which expires on April 30, 2031 and state net operating loss carryforwards with various expiration dates.

Management believes it is more likely than not that the Company will realize its gross deferred tax assets due to expected future income and reversal of taxable temporary differences.  At April 30, 2011, the Company has recorded income taxes receivable of $2.1 million for federal and state refund claims.

Note J -- Accounting for Uncertainty in Income Taxes

The Company accounts for its income tax uncertainties in accordance with ASC Topic 740, “Income Taxes”.  The Company had no liability relating to uncertain tax positions for the years ended April 30, 2011 and 2010.

With minor exceptions, the Company is currently open to audit by tax authorities for tax years ending April 30, 2008 through April 30, 2010.  The Company is currently not under federal audit.

Note K -- Commitments and Contingencies

Legal Matters

The Company is involved in suits and claims in the normal course of business, including without limitation product liability and general liability claims, and claims pending before the Equal Employment Opportunity Commission. On at least a quarterly basis, the Company consults with its legal counsel to ascertain the reasonable likelihood that such claims may result in a loss. As required by  ASC Topic 450, “Contingencies” (ASC 450), the Company categorizes the various suits and claims into three categories according to their likelihood for resulting in potential loss:  those that are probable, those that are reasonably possible and those that are deemed to be remote.  The Company accounts for these loss contingencies in accordance with ASC 450.  Where losses are deemed to be probable and estimable, accruals are made.  Where losses are deemed to be reasonably possible or remote, a range of loss estimates is determined and considered for disclosure.  Where no loss estimate range can be made, the Company and its counsel perform a worst-case estimate. In determining these loss range estimates, the Company considers known values of similar claims and consultation with independent counsel.

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible were not material as of April 30, 2011.

Product Warranty

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

The following is a reconciliation of the Company’s warranty liability:

(in thousands)	2011	2010

PRODUCT WARRANTY RESERVE
Beginning balance	$1,582	$2,048
Accrual for warranties	7,460	6,159
Settlements	(7,304)	(6,625)

Ending balance at fiscal year end	$1,738	$1,582

Lease Agreements

The Company leases certain office buildings, manufacturing buildings, service centers and equipment. Total rental expenses under operating leases amounted to approximately $7,518,000, $7,514,000 and $8,207,000, in fiscal years 2011, 2010 and 2009, respectively. Minimum rental commitments as of April 30, 2011, under noncancelable leases are as follows:

FISCAL YEAR	OPERATING (in thousands)	CAPITAL (in thousands)
2012	$3,707	$662
2013	3,155	662
2014	2,754	662
2015	2,591	662
2016	2,488	662
2017 (and thereafter)	1,077	5,464
	$15,772	$8,774
Less amounts representing interest (2%)		(1,074)
Total obligations under capital leases		$7,700

Related Parties

During fiscal 1985, prior to becoming a publicly held corporation, the Company entered into an agreement with a partnership which includes certain former executive officers and current significant shareholders of the Company, including one current member of the Board of Directors of the Company, to lease the Company’s headquarters building, which was constructed and is owned by the partnership. The Company has subsequently renewed this lease in accordance with Company policy and procedures which includes approval by the Board of Directors. As of April 30, 2011, the Company is in the first year of the latest five-year renewal period. Under this agreement, rental expense was $460,000, $455,000 and $454,000, in fiscal years 2011, 2010 and 2009, respectively. Rent during the remaining term of approximately $2,317,000 (included in the preceding table) is subject to annual increases of 2% beginning with the third year of the lease.

Note L -- Credit Concentration

Credit is extended to customers based on an evaluation of the customer's financial condition and generally collateral is not required. The Company's customers operate in the new home construction and home remodeling markets.

The Company maintains an allowance for bad debt based upon management's evaluation and judgment of potential net loss. The allowance is estimated based upon historical experience, the effects of current developments and economic conditions and of customers' current and anticipated financial condition. Estimates and assumptions are periodically reviewed and updated. Any resulting adjustments to the allowance are reflected in current operating results.

At April 30, 2011, the Company's two largest customers, Customers A and B, represented 29.7% and 40.2% of the

Company's gross customer receivables, respectively. At April 30, 2010, Customers A and B represented 24.8% and 37.3% of the Company’s gross customer receivables, respectively.

The following table summarizes the percentage of sales to the Company's two largest customers for the last three fiscal years:

	PERCENT OF ANNUAL GROSS SALES
	2011	2010	2009
Customer A	38.7	35.1	40.7
Customer B	34.2	36.3	33.7

Note M -- Fair Value Measurements

The Company utilizes the hierarchy of fair value measurements to classify its assets based upon the following definitions:

Level 1 – Investments with quoted prices in active markets for identical assets or liabilities.  The Company’s cash equivalents are invested in money market funds, mutual funds and United States Treasury instruments.  The Company’s mutual fund investment assets represent contributions made and invested on behalf of the Company’s named executive officers in a supplementary employee retirement plan.

Level 2 – Investments with observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  The Company has no Level 2 assets or liabilities.

Level 3 – Investments with unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  The Company has no Level 3 assets or liabilities.

The following table summarizes the fair value of assets that are recorded in the Company’s consolidated financial statements as of April 30, 2011 and 2010 at fair value on a recurring basis:

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2011
(in thousands)	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$61,226	$--	$--
Mutual funds	1,574	--	--
Total assets at fair value	$62,800	$--	$--

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2010
(in thousands)	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$32,119	$--	$--
Mutual funds	1,470	--	--
Total assets at fair value	$33,589	$--	$--

The fair value measurement of assets held by the Company’s defined benefit pension plans is discussed in Note H.

Note N -- Restructuring Charges

In the fourth quarter of fiscal 2009, the Company announced a restructuring plan to close two of its manufacturing plants, located in Berryville, Virginia and Moorefield, West Virginia and suspend operations in a third manufacturing plant located in Tahlequah, Oklahoma.  These actions were completed during the first quarter of fiscal 2010.  This initiative impacted approximately 600 employees. The continued housing slump, at that time, led to the decision to reduce production capacity.  These initiatives were intended to increase the Company’s utilization rates and decrease overhead costs within the Company’s manufacturing operations.  In addition to these initiatives, the Company made other staffing reductions during the fourth quarter of fiscal 2009.

During fiscal years 2011, 2010 and 2009, the Company recognized pre-tax restructuring charges of $62,000, $2.8 million and $9.7 million, respectively.  The Company recognized recurring operating costs for the closed facilities of $0.9 million in fiscal 2011.  These costs will continue until the remaining closed plant is sold and the new plan for the suspended plant is determined.

Of the three manufacturing plants idled in 2009, one of the closed plants has been sold and one is classified as held for sale and included in Other Assets on the Company’s balance sheet at April 30, 2011.  The Company believes that the $0.4 million net book value of this plant is fully recoverable.  During the fourth quarter of fiscal 2011, the Company sold its closed plant located in Berryville, Virginia and recognized a $0.9 million gain on the sale.  The gain was recorded as Other Income.  The Company has not yet determined how its idled manufacturing plant in Tahlequah, Oklahoma will be utilized in the future.  Accordingly, the $4.6 million net book value for this asset continues to be classified as Property, Plant and Equipment on the Company’s balance sheet at April 30, 2011 and continues to be depreciated at a rate of $0.5 million per year.  The Company expects it may incur approximately $1.5 million in additional restructuring charges relating to management’s estimate of shortfall in fair value of the idled Tahlequah plant for which future utilization plans have not been determined.

Note O -- Quarterly Financial Data (Unaudited)

FISCAL 2011	7/31/10	10/31/10	1/31/11	4/30/11
(in thousands, except per share amounts)

Net sales	$109,303	$107,613	$111,443	$124,230
Gross profit	14,387	9,816	12,164	16,384
Loss before income taxes	(5,535)	(11,958)	(9,309)	(3,158)
Net loss	(3,418)	(7,384)	(5,828)	(3,388)
Loss per share
Basic	$(0.24)	$(0.52)	$(0.41)	$(0.24)
Diluted	$(0.24)	$(0.52)	$(0.41)	$(0.24)

FISCAL 2010	7/31/09	10/31/09	1/31/10	4/30/10
(in thousands, except per share amounts)

Net sales	$100,835	$104,068	$89,230	$112,407
Gross profit	11,834	12,669	5,912	18,506
Loss before income taxes	(10,250)	(8,447)	(14,594)	(3,764)
Net loss	(6,406)	(5,280)	(9,121)	(1,534)
Loss per share
Basic	$(0.45)	$(0.37)	$(0.64)	$(0.11)
Diluted	$(0.45)	$(0.37)	$(0.64)	$(0.11)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Woodmark Corporation:

We have audited the accompanying consolidated balance sheets of American Woodmark Corporation and subsidiary (the Company), as of April 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended April 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of American Woodmark Corporation as of April 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 30, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia
June 30, 2011

Management's Report on Internal Control over Financial Reporting

Management has responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2011. In making its assessment, Management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded that based on its assessment, American Woodmark Corporation’s internal control over financial reporting was effective as of April 30, 2011. The Company’s internal control over financial reporting as of April 30, 2011, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in this Annual Report to Shareholders.

/s/ KENT B. GUICHARD

Kent B. Guichard
Chairman, President and Chief Executive Officer

/s/ JONATHAN H. WOLK

Jonathan H. Wolk
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm –
Internal Control over Financial Reporting

The Board of Directors and Shareholders of American Woodmark Corporation:

We have audited American Woodmark Corporation’s (the Company’s) internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of April 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended April 30, 2011 and our report dated June 30, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
June 30, 2011

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Senior Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2011.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting.  Management has conducted an assessment of the Company’s internal control over financial reporting as of April 30, 2011.  Management’s report regarding that assessment is included with the Consolidated Financial Statements included in this report under Item 8, “Financial Statements and Supplementary Data”, and is incorporated in this Item 9A by reference.

Report of Registered Public Accounting Firm.  The Company’s independent registered public accounting firm, KPMG LLP, audited the Consolidated Financial Statements included in this report and have issued an audit report on the effectiveness of the Company’s internal control over financial reporting.  KPMG’s report is included with the Consolidated Financial Statements included in this report under Item 8, “Financial Statements and Supplementary Data”, and is incorporated in this Item 9A by reference.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K:

(1) the information concerning the Company’s directors is set forth under the caption “Information Regarding Nominees” in the Proxy Statement and is incorporated in this Item by reference;

(2) the information concerning the Company’s executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this report and is incorporated in this Item by reference;

(3) the information concerning compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated in this Item by reference;

(4) the information concerning the Code of Business Conduct and Ethics governing the Company’s Chief Executive Officer, Chief Financial Officer, Controller, and Treasurer is set forth under the caption “Corporate Governance – Code of Business Conduct and Ethics” in the Proxy Statement and is incorporated in this Item by reference;

(5) the information concerning material changes, if any, in the procedures by which security holders may recommend nominees to the Company’s Board of Directors is set forth under the caption “Corporate Governance – Procedures for Shareholders Recommendations of Director Nominees” in the Proxy Statement and is incorporated in this Item by reference; and

(6) the information concerning the Audit Committee of the Company’s Board of Directors, including the members of the Audit Committee and the Board’s determination concerning whether certain members of the Audit Committee are “financial experts” as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the captions “Corporate Governance – Board of Directors and Committees” and “Audit Committee” in the Proxy Statement and is incorporated in this Item by reference.

Item 11.	EXECUTIVE COMPENSATION

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K, the information set forth under the captions “Executive Compensation” and “Report of the Compensation Committee” in the Proxy Statement is incorporated in this Item by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K, the information set forth under the caption “Security Ownership” in the Proxy Statement is incorporated in this Item by reference.

Equity Compensation Plans
The following table summarizes information about the Company’s equity compensation plans as of April 30, 2011:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders(1)	--	--		2,018,733
Options	1,605,356	$28.48
Performance-based restricted stock units	174,570		(2)
Service-based restricted stock units	119,100		(2)
Equity compensation plans not approved by security holders(3)	--	--		--

Total	1,899,026	$28.48		2,018,733

(1)  At April 30, 2011, the Company had stock option awards outstanding under three different plans:  1999 Stock Option Plan for Employees, 2004 Stock Incentive Plan for Employees, and 2006 Non-Employee Directors Equity Ownership Plan.

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

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K, the information set forth under the captions “Certain Related Party Transactions”, “Audit Committee” and “Corporate Governance – Director Independence” in the Proxy Statement and is incorporated in this Item by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K, the information concerning fees and services of the Company’s principal accounting firms is set forth under the captions “Independent Auditor Fee Information” and “Pre-Approval Policies and Procedures” in the Proxy Statement and is incorporated in this Item by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.           Financial Statements

See Item 8 for reference.

(a) 2.           Financial Statement Schedules

The following financial statement schedule is filed as a part of this Form 10-K:

Schedule II – Valuation of Qualifying Accounts for each year of the three-year period ended April 30, 2011.

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

3.2	Bylaws - as amended and restated December 14, 2009 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K for the fiscal year ended April 30, 2010; Commission File No. 000-14798).

4.1	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2).

4.2	Amended and Restated Stockholders' Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-1 for the fiscal year ended April 30, 1986; Commission File No. 33-6245).

Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments that define the rights of holders of the Registrant's long-term debt securities, where the long-term debt securities authorized under each such instrument do not exceed 10% of the Registrant's total assets, have been omitted and will be furnished to the Securities and Exchange Commission upon request.

10.1 (a)
Credit Agreement, dated as of December 2, 2009, between the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended October 31, 2009; Commission File No. 000-14798).

10.1 (b)
Securities Account Control Agreement, dated as of December 2, 2009, between the Company, Wells Fargo Brokerage Services, LLC and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended October 31, 2009; Commission File No. 000-14798).

10.1 (c)
Revolving Line of Credit Note, dated as of December 2, 2009, made by the Company in favor of Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended October 31, 2009; Commission File No. 000-14798).

10.1 (d)
Security Agreement:  Specific Rights to Payment, dated as of December 2, 2009, made by the Company in favor of  Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended October 31, 2009; Commission File No. 000-14798).

10.1 (e)
Security Agreement:  Securities Account, dated as of December 2, 2009, made by the Company in favor of Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended October 31, 2009; Commission File No. 000-14798).

10.1 (f)
Addendum to Security Agreement Securities Account, dated as of December 2, 2009, made by the Company in favor of Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended October 31, 2009; Commission File No. 000-14798).

10.1 (g)
Loan Agreement, dated as of January 31, 2001, by and between the Company and the West Virginia Economic Development Authority (incorporated by reference to Exhibit 10.1(a) to the Registrant’s Form 10-Q for the quarter ended January 31, 2001; Commission File No. 000-14798).

10.1 (h)
Loan Agreement, dated as of February 9, 2005, by and between the Company and the Maryland Economic Development Corporation (incorporated by reference to Exhibit 10.1(n) to the Registrant’s Form 10-K for the fiscal year ended April 30, 2005; Commission File No. 000-14798).

10.1 (i)
First Amendment to Loan Agreement, dated as of April 4, 2008, by and between the Company and Maryland Economic Development Corporation (incorporated by reference to Exhibit 10.1(d) to the Registrant’s Form 10-K for the fiscal year ended April 30, 2008; Commission File No. 000-14798).

10.6 (a)
Lease, dated as of November 1, 1984, between the Company and Amwood Associates (incorporated by reference to Exhibit 10.6(a) to the Registrant’s Form S-1 for the fiscal year ended April 30, 1986; Commission File No. 33-6245).

10.6 (b)
Lease, dated as of December 15, 2000, between the Company and the Industrial Development Board of The City of Humboldt, Tennessee (incorporated by reference to Exhibit 10.6(d) to the Registrant’s Form 10-K for the fiscal year ended April 30, 2001; Commission File No. 000-14798).

10.7 (a)	1999 Stock Option Plan (incorporated by reference to Appendix B to the Registrant’s Form DEF-14A as filed on July 15, 1999; Commission File No. 000-14798).*

10.7 (b)	Amended and Restated Shareholder Value Plan for Employees (incorporated by reference to Appendix A to the Registrant’s DEF-14A as filed on July 10, 2008; Commission File No. 000-14798).*

10.7 (c)	Shareholder Value Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.7(h) to the Registrant’s Form 10-K for the fiscal year ended April 30, 2001; Commission File No. 000-14798).*

10.7 (d)	Amended and Restated 2004 Stock Incentive Plan for Employees (incorporated by reference to Appendix B to the Registrant’s DEF-14A as filed on July 12, 2006; Commission File No. 000-14798).*

10.7 (e)
Amendment to Amended and Restated 2004 Stock Incentive Plan for Employees, dated as of June 16, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended July 31, 2009; Commission File No. 000-14798).*

10.7 (f)
Second Amendment to Amended and Restated 2004 Stock Incentive Plan for Employees, dated as of May 21, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended July 31, 2010; Commission File No. 000-14798).*

10.7 (g)	2006 Non-Employees Directors Equity Ownership Plan (incorporated by reference to Appendix A to the Registrant’s DEF-14A as filed on July 12, 2006; Commission File No. 000-14798).*

10.7 (h)
Amendment to 2006 Non-Employees Directors Equity Ownership Plan, dated as of August 27, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended July 31, 2009; Commission File No. 000-14798).*

10.8 (a)
Form of Grant Letter used in connection with awards of time-based restricted stock units granted under the Company’s Amended and Restated 2004 Stock Incentive Plan for Employees (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended July 31, 2009; Commission File No. 000-14798).*

10.8 (b)
Form of Grant Letter used in connection with awards of performance-based restricted stock units granted under the Company’s Amended and Restated 2004 Stock Incentive Plan for Employees (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended July 31, 2009; Commission File No. 000-14798).*

10.8 (c)
Form of Grant Letter used in connection with awards of service-based restricted stock units granted under the Company’s 2006 Non-Employee Directors Equity Ownership Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended October 31, 2010; Commission File No. 000-14798).*

10.8 (d)
Management Contract - Employment Agreement for Mr. Kent B. Guichard, President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 (a) to the Registrant’s Form 8-K as filed on September 4, 2008; Commission File No. 000-14798).*

10.8 (e)
Management Contract - Employment Agreement for Mr. Jonathan H. Wolk, Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.1(b) to the Registrant’s Form 8-K as filed on September 4, 2008; Commission File No. 000-14798).*

10.8 (f)
Management Contract - Employment Agreement for Mr. S. Cary Dunston, Senior Vice President of Manufacturing and Logistics (incorporated by reference to Exhibit 10.1(c) to the Registrant’s Form 8-K as filed on September 4, 2008; Commission File No. 000-14798).*

10.10 (a)
Promissory Note, dated July 30, 1998, made by the Company in favor of Amende Cabinet Corporation, a wholly owned subsidiary of the Company (incorporated by reference to Exhibit 10.10(f) to the Registrant’s Form 10-K for the fiscal year ended April 30, 1999; Commission File No. 000-14798).

10.10 (b)
Loan Agreement, dated as of November 13, 2002, between the Company and Perry, Harlan, Leslie, Brethitt Regional Industrial Authority, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended January 31, 2003; Commission File No. 000-14798).

10.10 (c)
Loan Agreement, dated as of December 31, 2001, between the Company and Amende Cabinet Corporation, a wholly owned subsidiary of the Company (incorporated by reference to Exhibit 10.8(k) to the Registrant’s Form 10-K for the fiscal year ended April 30, 2002; Commission File No. 000-14798).

10.10 (d)
Equipment Lease, dated as of June 30, 2004, between the Company and the West Virginia Economic Development Authority dated (incorporated by reference to Exhibit 10.1(l) to the Registrant’s Form 10-Q for the quarter ended July 31, 2004; Commission File No. 000-14798).

10.10 (e)
West Virginia Facility Lease, dated as of July 30, 2004, between the Company and the West Virginia Economic Development Authority (incorporated by reference to exhibit 10.1(m) to the Registrant’s Form 10-Q for the quarter ended July 31, 2004; Commission File No. 000-14798).

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

*Management contract or compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts

AMERICAN WOODMARK CORPORATION (In Thousands)
Description(a)	Balance at Beginning of Year	Additions (Reductions) Charged to Cost and Expenses		Other	Deductions		Balance At End of Year
Year ended April 30, 2011:
Allowance for doubtful accounts	$114	$74		$--	$(121	)(b)	$67
Reserve for cash discounts	$630	$7,174	(c)	$--	$(7,094	)(d)	$710
Reserve for sales returns and allowances	$1,257	$6,324	(c)	$--	$(6,387)		$1,194
Year ended April 30, 2010:
Allowance for doubtful accounts	$536	$363		$--	$(785	)(b)	$114
Reserve for cash discounts	$685	$6,798	(c)	$--	$(6,853	)(d)	$630
Reserve for sales returns and allowances	$1,507	$6,051	(c)	$--	$(6,301)		$1,257
Year ended April 30, 2009:
Allowance for doubtful accounts	$1,298	$633		$--	$(1,395	)(b)	$536
Reserve for cash discounts	$790	$9,320	(c)	$--	$(9,425	)(d)	$685
Reserve for sales returns and allowances	$2,504	$8,005	(c)	$--	$(9,002)		$1,507

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

American Woodmark Corporation
(Registrant)

June 30, 2011	/s/ KENT B. GUICHARD
Kent B. Guichard Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 30, 2011	/s/ KENT B. GUICHARD	June 30, 2011	/s/ VANCE W. TANG
	Kent B. Guichard Chairman, President and Chief Executive Officer (Principal Executive Officer) Director		Vance W. Tang Director

June 30, 2011	/s/ JONATHAN H. WOLK	June 30, 2011	/s/ JAMES G. DAVIS, JR.
	Jonathan H. Wolk Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)		James G. Davis, Jr. Director

June 30, 2011	/s/ WILLIAM F. BRANDT, JR.	June 30, 2011	/s/ MARTHA M. DALLY
	William F. Brandt, Jr. Director		Martha M. Dally Director

June 30, 2011	/s/ DANIEL T. HENDRIX	June 30, 2011	/s/ KENT J. HUSSEY
	Daniel T. Hendrix Director		Kent J. Hussey Director

June 30, 2011	/s/ CAROL B. MOERDYK	June 30, 2011	/s/ ANDREW B. COGAN
	Carol B. Moerdyk Director		Andrew B. Cogan Director