Form 10-Q
period 2011-07-31
AMERICAN WOODMARK CORP
filed 2011-08-30
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X    No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 26, 2011, 14,314,412 shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION	NUMBER

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets--July 31, 2011 and April 30, 2011	3

	Condensed Consolidated Statements of Operations--Three months ended July 31, 2011 and 2010	4

	Condensed Consolidated Statements of Cash Flows--Three months ended July 31, 2011 and 2010	5

	Notes to Condensed Consolidated Financial Statements—July 31, 2011	6-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 5.	Other Information	15

Item 6.	Exhibits	16

SIGNATURES		17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	July 31,	April 30,
	2011	2011
ASSETS

Current Assets
Cash and cash equivalents	$56,118	$55,420
Customer receivables, net	30,703	31,067
Inventories	25,186	24,471
Income taxes receivable and other	4,280	3,799
Deferred income taxes	5,629	5,659
Total Current Assets	121,916	120,416

Property, plant, and equipment, net	97,632	100,628
Restricted cash	14,419	14,419
Promotional displays, net	6,641	7,330
Deferred income taxes	22,232	21,178
Other assets	4,717	4,399
	$267,557	$268,370

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$18,194	$18,569
Accrued compensation and related expenses	14,848	15,607
Current maturities of long-term debt	932	928
Accrued marketing expenses	9,795	7,408
Other accrued expenses	7,800	8,332
Total Current Liabilities	51,569	50,844

Long-term debt, less current maturities	24,497	24,655
Defined benefit pension liabilities	38,009	36,726
Other long-term liabilities	2,076	2,180

Shareholders’ Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	--	--
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding 14,314,412 shares at July 31, 2011; 14,295,540 shares at April 30, 2011	93,521	92,408
Retained earnings	79,492	83,495
Accumulated other comprehensive loss –
Defined benefit pension plans	(21,607)	(21,938)
Total Shareholders’ Equity	151,406	153,965
	$267,557	$268,370

See accompanying notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Quarter Ended
	July 31
	2011		2010

Net sales		$131,199		$109,303
Cost of sales and distribution		112,792		94,916
Gross Profit		18,407		14,387

Selling and marketing expenses		15,976		14,103
General and administrative expenses		6,341		5,822
Restructuring charges		15		23
Operating Loss		(3,925)		(5,561)

Interest expense		137		148
Other income		(154)		(174)
Loss Before Income Taxes		(3,908)		(5,535)

Income tax benefit		(1,192)		(2,117)

Net Loss		$(2,716)		$(3,418)

Net Loss Per Share

Weighted average shares outstanding
Basic		14,299,683		14,222,151
Diluted		14,299,683		14,222,151

Net loss per share
Basic	$	(0.19)	$	(0.24)
Diluted	$	(0.19)	$	(0.24)

Cash dividends per share		$0.09		$0.09

See accompanying notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Quarter Ended
	July 31
	2011	2010

Operating Activities
Net loss	$(2,716)	$(3,418)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Depreciation and amortization	5,974	7,061
Net loss on disposal of property, plant, and equipment	16	3
Stock-based compensation expense	979	847
Deferred income taxes	(1,255)	(2,204)
Pension contributions less than expense	1,825	1,727
Tax benefit from stock-based compensation	--	(57)
Other non-cash items	(297)	(515)
Changes in operating assets and liabilities:
Customer receivables	313	4,636
Inventories	(766)	1,499
Income tax receivable and other assets	(1,177)	(309)
Accounts payable	(375)	(620)
Accrued compensation and related expenses	(759)	(6,777)
Other accrued expenses	2,446	(187)
Net Cash Provided by Operating Activities	4,208	1,686

Investing Activities
Payments to acquire property, plant, and equipment	(1,261)	(936)
Proceeds from sales of property, plant, and equipment	14	--
Investment in promotional displays	(840)	(1,099)
Net Cash Used by Investing Activities	(2,087)	(2,035)

Financing Activities
Payments of long-term debt	(154)	(150)
Proceeds from issuance of common stock	18	247
Payment of dividends	(1,287)	(1,280)
Tax benefit from stock-based compensation	--	57

Net Cash Used by Financing Activities	(1,423)	(1,126)

Net Increase/(Decrease) In Cash And Cash Equivalents	698	(1,475)

Cash And Cash Equivalents, Beginning of Period	55,420	53,233

Cash And Cash Equivalents, End of Period	$56,118	$51,758

See accompanying notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2011 are not necessarily indicative of the results that may be expected for the year ending April 30, 2012.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2011 filed with the U.S. Securities and Exchange Commission (SEC).

NOTE B--NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. Additionally, ASU 2011-05 eliminates the option to present comprehensive income and its components as part of the statement of shareholders’ equity. The ASU does not change the items that must be reported in other comprehensive income.  ASU 2011-05 will be effective for the Company beginning May 1, 2012.

NOTE C--COMPREHENSIVE LOSS

The Company’s comprehensive loss was $2.4 million and $3.1 million for the quarters ended July 31, 2011 and 2010, respectively.  Comprehensive loss differs from net loss due to changes in the Company’s pension benefits liability.  See Note J “Pension Benefits” for more information regarding the Company’s pension costs.

NOTE D--EARNINGS (NET LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (net loss) per share:

	Quarter Ended
	July 31
(in thousands, except per share amounts)	2011	2010
Numerator used for both basic and diluted earnings (net loss) per share:
Net loss	$(2,716)	$(3,418)

Denominator:
Denominator for basic earnings (net loss) per share-weighted average shares	14,300	14,222

Effect of dilutive securities:
Stock options	--	--

Denominator for diluted earnings (net loss) per share-weighted average shares and assumed conversions	14,300	14,222

Net loss per share
Basic	$(0.19)	$(0.24)
Diluted	$(0.19)	$(0.24)

Potentially dilutive securities of 148,000 and 42,000 shares have not been considered in the calculation of net loss per share for the quarters ended July 31, 2011 and 2010, respectively, as the effect would be anti-dilutive.

NOTE E--STOCK-BASED COMPENSATION

The Company has various stock compensation plans.  During the quarter ended July 31, 2011, the Board of Directors of the Company approved grants of non-statutory stock options and service-based and performance-based restricted stock units to key employees.  The non-statutory stock option grants totaled 130,000 shares of the Company’s common stock with an exercise price of $18.16 per share.  The options vest evenly over a three-year period and have a ten-year contractual term.  The service-based and performance-based restricted stock units totaled 179,000 units which entitle the recipients to receive up to one share of the Company’s common stock per unit granted if applicable service and performance conditions are met.

Total compensation expense related to stock-based awards during the quarters ended July 31, 2011 and 2010 was $1.0 million and $0.8 million, respectively.  For the quarters ended July 31, 2011 and 2010, stock-based compensation expense was allocated as follows:

	Quarter Ended
	July 31
(in thousands)	2011	2010
Cost of sales and distribution	$160	$144
Selling and marketing expenses	202	177
General and administrative expenses	617	526
Stock-based compensation expense	$979	$847

NOTE F--CUSTOMER RECEIVABLES

The components of customer receivables were:

	July 31,	April 30,
(in thousands)	2011	2011
Gross customer receivables	$32,726	$33,039
Less:
Allowance for doubtful accounts	(88)	(67)
Allowance for returns and discounts	(1,935)	(1,905)

Net customer receivables	$30,703	$31,067

NOTE G--INVENTORIES

The components of inventories were:

	July 31,	April 30,
(in thousands)	2011	2011
Raw materials	$9,409	$9,275
Work-in-process	16,661	16,597
Finished goods	9,232	8,679

Total FIFO inventories	35,302	34,551

Reserve to adjust inventories to LIFO value	(10,116)	(10,080)

Total LIFO inventories	$25,186	$24,471

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

The following is a reconciliation of the Company’s warranty liability:

	Quarter Ended
	July 31
(in thousands)	2011	2010
Beginning balance at May 1	$1,738	$1,582
Accrual	2,294	1,475
Settlements	(2,148)	(1,569)

Ending balance at July 31	$1,884	$1,488

NOTE I--CASH FLOW

Supplemental disclosures of cash flow information:

	Quarter Ended
	July 31
(in thousands)	2011	2010
Cash paid during the period for:
Interest	$92	$86
Income taxes	$135	$121

NOTE J--PENSION BENEFITS

Net periodic pension cost consisted of the following for the three months ended July 31, 2011 and 2010:

	Quarter Ended
	July 31
(in thousands)	2011	2010
Service cost	$1,283	$1,180
Interest cost	1,676	1,567
Expected return on plan assets	(1,656)	(1,540)
Amortization of net loss	522	499
Amortization of prior service cost	20	21

Net pension cost	$1,845	$1,727

The Company expects to contribute $2.9 million to its pension plans in fiscal 2012, which represents both required and discretionary funding.  The Company was not required to make, and did not make, any contributions to the pension plans in fiscal 2011.

NOTE K – FAIR VALUE MEASUREMENTS

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

The following tables summarize the fair values of assets that are recorded in the Company’s unaudited condensed consolidated financial statements as of July 31, 2011 and April 30, 2011 at fair value on a recurring basis (in thousands):

	Fair Value Measurements As of July 31, 2011
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$46,227	$--	$--
Mutual funds	1,585	--	--

Total assets at fair value	$47,812	$--	$--

	As of April 30, 2011
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$61,226	$--	$--
Mutual funds	1,574	--	--

Total assets at fair value	$62,800	$--	$--

NOTE L--OTHER INFORMATION

The Company is involved in suits and claims in the normal course of business, including without limitation product liability and general liability claims and claims pending before the Equal Employment Opportunity Commission.  On at least a quarterly basis, the Company consults with its legal counsel to ascertain the reasonable likelihood that such claims may result in a loss.  As required by FASB Accounting Standards Codification Topic 450, “Contingencies,” (ASC 450), the Company categorizes the various suits and claims into three categories according to their likelihood for resulting in potential loss: those that are probable, those that are reasonably possible, and those that are deemed to be remote.  The Company accounts for these loss contingencies in accordance with ASC 450.  Where losses are deemed to be probable and estimable, accruals are made. Where losses are deemed to be reasonably possible or remote, a range of loss estimates is determined and considered for disclosure.  Where no loss estimate range can be made, the Company and its counsel perform a worst-case estimate. In determining these loss range estimates, the Company considers known values of similar claims and consults with independent counsel.

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of July 31, 2011.

Item 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes, both of which are included in Part I, Item 1 of this report.  The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts.  These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  In most cases, the reader can identify these forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “would,” “plan,” “may” or other similar words.  Forward-looking statements contained in this report, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements.  In addition, the Company participates in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings or deterioration in financial condition.  These include: (1) overall industry demand at reduced levels, (2) economic weakness in a specific channel of distribution, (3) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor, (4) a sudden and significant rise in basic raw material costs, (5) a dramatic increase to the cost of diesel fuel and/or transportation related services, (6) the need to respond to price or product initiatives launched by a competitor, (7) the Company’s ability to successfully implement initiatives related to increasing market share, new products, maintaining and increasing its sales force and new product displays, and (8) sales growth at a rate that outpaces the Company’s ability to install new capacity.  Additional information concerning the factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report, including elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations and also in the Company's most recent Annual Report on Form 10-K for the fiscal year ended April 30, 2011, filed with the U.S. Securities and Exchange Commission, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A, "Risk Factors," and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk".  While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a material adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes, speaks only as of the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers, major builders and home manufacturers and through a network of independent dealers and distributors.  At July 31, 2011, the Company operated 11 manufacturing facilities and 9 service centers across the country.

The three-month period ended July 31, 2011 was the Company’s first quarter of its fiscal year that ends on April 30, 2012 (fiscal 2012).  During the first quarter of fiscal 2012, the Company experienced a continuation of difficult housing market conditions that have prevailed since the market peaked five years ago.  In new home construction, total homes started during the first 7 months of calendar 2011 approximated an annualized level of 563,000, down 5% below prior year levels, and less than 40% of their long-term average.  In remodeling, existing homes sold during the same period were about 4% below the same period of the prior year. Gross private fixed investment in residential property as supplied by the Bureau of Economic Analysis declined by a similar 5% during the first half of calendar 2011, and cabinet sales reported by members of the Kitchen Cabinet Manufacturers Association were also down by low to mid single-digits in the first half of calendar 2011.  Despite a down market, the Company’s net sales rose by 20% during the first quarter of fiscal 2012, indicative of strong market share gains in both its remodeling and new construction sales channels.

Faced with these challenging market conditions, the Company’s largest remodeling customers have continued to utilize aggressive sales promotions in the Company’s product category to boost sales.  These promotions typically included free products and cash discounts to consumers based upon the amount and/or type of cabinets they purchased.  The Company’s competitors have participated vigorously in these promotional activities and the Company has generally chosen to meet these competitive offerings.  Price-conscious consumers responded favorably to these promotional offerings and the Company and its largest remodeling customers realized increased sales volumes.  The Company’s remodeling sales rose more than its overall 20% sales increase during the first quarter of fiscal 2012.

The Company also realized a single-digit increase in its new construction sales during the first quarter of fiscal 2012, outpacing the decline in housing starts.

The Company’s sales increase helped the gross margin rate to improve to14.0% in the first quarter of fiscal 2012, compared with 13.2% in the prior year’s first quarter.  The improvement in the Company’s gross margin was driven by the beneficial impact of increased sales volume upon direct labor and manufacturing overhead costs, which more than offset the unfavorable impact of increased sales promotion costs and higher materials and fuel costs.

Despite the present housing market downturn, the Company believes that the long-term fundamentals for the American housing industry continue to remain positive, based upon favorable population growth, favorable demographics, job creation and low long-term interest rates. Based upon this belief, the Company has continued to invest in improving its operations and its capabilities to service its customers. The Company remains focused on growing its market share and continuing to invest in developing and launching new products and expanding its marketing reach to new customers.

The Company regularly assesses its long-lived assets to determine if any impairment has occurred, and regularly evaluates its deferred tax assets to determine whether a valuation allowance is necessary.  Although the Company is presently operating at a loss in what appears to be the bottom of the housing market, the Company expects that improvements in market demand and continued market share gains will enable it to return to profitability.  Accordingly, the Company has concluded that neither its long-lived assets pertaining to its 11 manufacturing plants or any of its other long-lived assets were impaired and that no valuation allowance on its deferred tax assets was necessary as of July 31, 2011.

Results of Operations
	Three Months Ended
	July 31
			Percent
	2011	2010	Change
(in thousands)
Net Sales	$131,199	$109,303	20%
Gross Profit	18,407	14,387	28%
Selling and Marketing Expenses	15,976	14,103	13%
General and Administrative Expenses	6,341	5,822	9%

Net Sales.  Net sales were $131.2 million for the first quarter of fiscal 2012, an increase of 20% compared with the first quarter of fiscal 2011.  Overall unit volume for the three-month period ended July 31, 2011 improved by 16%, while average revenue per unit improved by 4%.

Gross Profit.  Gross profit margin for the first quarter of fiscal 2012 was 14.0%, compared with 13.2% for the same period of fiscal 2011.  Overhead and labor costs were reduced by a combined 4.7% of net sales in the first quarter of fiscal 2012 as compared with the comparable prior year period.  The improvement in gross profit margin for the first quarter of fiscal 2012 was primarily due to the improvement in sales, which in turn drove improved labor efficiencies and more favorable absorption of fixed overhead costs compared with the same period of fiscal 2011.

Significantly higher sales promotion costs partially offset these improvements, as these costs increased by 2.9% of net sales during the first quarter of fiscal 2012 compared with prior year. Sales promotional costs incurred during the Company’s first quarter of fiscal 2012 were essentially in line with cost levels incurred for these activities during the previous three quarters, but were significantly higher than the prior year’s first quarter, which marked the last time that sales promotional levels were at a lower, more traditional cost level. Since most of these sales promotions involved the use of free product or reimbursements back to the Company’s large retail customers, their associated costs were deducted from gross margin as opposed to being classified as operating expenses.  Materials and freight costs also increased by 1.0% of sales during the first quarter of fiscal 2012, as a result of higher materials and diesel fuel costs.

Selling and Marketing Expenses.  Selling and marketing expenses were 12.2% of sales in the first quarter of fiscal 2012, improved from 12.9% in the first quarter of the prior fiscal year. Sales and marketing costs increased by 13% in relation to the 20% increase in net sales, due to increases in variable compensation costs and other business development activities.

General and Administrative Expenses.  General and administrative expenses were 4.8% of sales in the first quarter of fiscal 2012, compared with 5.3% of sales in the first quarter of the prior fiscal year.  The Company’s general and administrative costs were 9% higher than in the prior year, due to increased incentive-based compensation expenses.  As of July 31, 2011, the Company had receivables from customers with a higher perceived level of risk aggregating $0.2 million, of which $0.2 million had been reserved for potential uncollectibility.

Effective Income Tax Rates.  The Company’s effective income tax rate for the first quarter of fiscal 2012 was 30.5%, as compared with 38.3% in the comparable period of fiscal 2011.  The lower effective tax rate during fiscal 2012 was the result of the Company operating at a lower net loss than prior year coupled with less favorable permanent tax differences and a tax basis adjustment.

Outlook.  The Company expects that the continuing impact of housing supply overhang and unemployment will cause the remodeling and new construction markets to remain subdued until these conditions are resolved.  Assuming that consumer confidence can be restored by a favorable resolution to the prevailing governmental budgetary concerns, the Company expects that housing starts will increase during fiscal 2012 by approximately 10%, and that the remodeling market will be flat to slightly positive. Based upon these expectations, the Company’s expects that its fiscal 2012 net sales will increase in the mid to high single-digit range.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash, cash equivalents and restricted cash totaled $70.5 million at July 31, 2011, representing a $0.7 million increase from its April 30, 2011 balance, and a $4.3 million increase from July 31, 2010.  At July 31, 2011, total short-term and long-term debt was $25.4 million, down $0.2 million from its balance at April 30, 2011 and down $0.9 million from July 31, 2010.  The Company’s ratio of long-term debt to total capital was 13.9% at July 31, 2011 compared with 13.8% at April 30, 2011.

The Company’s main source of liquidity is its existing cash and cash equivalents on hand and cash generated from its operating activities. The Company maintains a $35 million secured revolving credit facility with Wells Fargo Bank, N.A. (Wells Fargo). Pursuant to the terms of the Wells Fargo credit facility, $14.4 million of the Company’s cash served as security for borrowings under this facility and was classified as restricted cash at both July 31, 2011 and April 30, 2011.

Cash provided by operating activities in the first three months of fiscal 2012 was $4.2 million, compared with $1.7 million in the comparable period of fiscal 2011.  The improvement in cash provided by operations was primarily attributable to improvements in net cash resulting from the reduction of the Company’s operating loss, as well as the timing of cash receipts and disbursements.

The Company’s primary investing activities are capital expenditures and investments in promotional displays.  Net cash used for investing activities in the first three months of fiscal 2012 was $2.1 million, $0.1 million higher than in the comparable period of fiscal year 2011.  The Company expects its investments in capital expenditures and promotional displays for fiscal 2012 will increase to a range of approximately $12.0 million to $15.0 million in fiscal 2012, up from $8.4 million in fiscal 2011.

The Company’s financing activities typically consist of returning a portion of its free cash flow (defined as cash provided by operating activities less cash used for investing activities) to its shareholders and repayments of debt, net of any proceeds received from the exercise of stock options. During the first three months of fiscal 2012, net cash used for financing activities was $1.4 million, compared with net cash used in the comparable period of the prior fiscal year of $1.1 million.  The primary use of cash in both periods was to return cash to the Company’s shareholders in the form of dividends in the amount of $1.3 million.  The Company made no repurchases of its common stock in either period and had $93.3 million of remaining stock repurchases authorized by its Board of Directors as of July 31, 2011.  Despite the Company's strong liquidity and positive free cash flow, the Company's Board of Directors elected to suspend the Company's regular quarterly dividend during its meeting on August 25, 2011.  This decision was made in consideration of recent events, both in the US and abroad, that have significantly increased the level of economic uncertainty and reduced consumer confidence.

The Company generated positive free cash flow of $2.1 million in the first quarter of fiscal 2012, compared with negative free cash flow of $0.3 million in the first quarter of fiscal 2011. The improvement in fiscal 2012 was driven by the improvement in cash provided by operating activities.

The Company can borrow up to $35.0 million under its revolving credit facility with Wells Fargo; however, its aggregate debt under the credit facility cannot exceed the collateral value of the Company’s cash and specified investments held in accounts pledged to Wells Fargo. At July 31, 2011, $10.0 million of loans and $3.7 million of letters of credit were outstanding under the credit facility, and $14.4 million of the Company’s cash was held as security. Under the terms of the credit facility, the Company must maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth not greater than 0.9 to 1.0 and must comply with other customary affirmative and negative covenants. The Company’s ratio of total liabilities to tangible net worth at July 31, 2011 was 0.8 to 1.0. The credit facility does not limit the Company’s ability to use unrestricted cash to pay dividends or repurchase its common stock as long as the Company maintains the required ratio of total liabilities to tangible net worth. As of July 31, 2011, the Company was in compliance with all covenants specified in the credit facility.

The Company’s cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations, and fund capital expenditures for the remainder of fiscal 2012.

The timing of the Company’s contractual obligations as of April 30, 2011 is summarized in the table below:

	FISCAL YEARS ENDED APRIL 30
(in thousands)	Total Amounts	2012	2013 – 2014	2015 – 2016	2017 and Thereafter

Revolving credit facility	$10,000	$--	$10,000	$--	$--
Economic development loans	3,524	--	--	--	3,524
Term loans	4,359	416	761	763	2,419
Capital lease obligations	7,700	512	1,057	1,099	5,032
Interest on long-term debt(a)	2,494	500	731	556	707
Operating lease obligations	15,772	3,707	5,909	5,079	1,077
Pension contributions(b)	35,936	2,871	18,565	14,500	--

Total	$79,785	$8,006	$37,023	$21,997	$12,759

(a)
Interest commitments under interest bearing debt consist of interest under the Company’s primary loan agreement, term loans and capitalized lease agreements. Amounts outstanding under the Company’s revolving credit facility, $10 million at April 30, 2011, bear a variable interest rate determined by the London Interbank Offered Rate (LIBOR) plus 1.25%. Interest under the Company’s term loans and capitalized lease agreements is fixed at rates between 2% and 6%.  Interest commitments under interest bearing debt for the Company’s revolving credit facility are at LIBOR plus the spread as of April 30, 2011, throughout the remaining term of the facility.

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

Critical Accounting Policies

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no significant changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

On July 31, 2011, the Company had no material exposure to changes in interest rates for its debt agreements.

The Company does not currently use commodity or interest rate derivatives or similar financial instruments to manage its commodity price or interest rate risks.  See “Seasonal and Inflationary Factors” in Management’s Discussion and Analysis above for additional information regarding the effects inflation and commodity price fluctuations have on the costs of the Company’s products.

Item 4.  Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 31, 2011.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.  In addition, there have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to its business.  The Company does not have any litigation that does not constitute ordinary, routine litigation incidental to its business.

Item 1A.  Risk Factors

There have been no material changes in the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 24, 2007, the Company announced that the Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s common stock.  This authorization has no expiration date.  In the first quarter of fiscal 2012, the Company did not repurchase any shares under this authorization.  At July 31, 2011, $93.3 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.

Item 5.  Other Information

Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of American Woodmark Corporation held on August 25, 2011, the holders of 12,965,084 of the 14,296,740 shares of common stock outstanding voted at the meeting or by duly executed and delivered valid proxies.  The shareholders approved the five items outlined within the Company’s Proxy Statement that was solicited to shareholders and reported to the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

The following items were approved at the Company’s Annual Meeting:

		Votes	Votes	Votes	Broker
		“FOR”	“AGAINST”	“ABSTAINED”	“NON-VOTES”

1. Election of the Board of Directors:
William F. Brandt, Jr.		11,570,842	13,615	254	1,380,373
Andrew B. Cogan		11,568,836	15,423	452	1,380,373
Martha M. Dally		11,492,883	91,426	402	1,380,373
James G. Davis, Jr.		11,571,809	12,450	452	1,380,373
Kent B. Guichard		11,499,969	80,290	4,452	1,380,373
Daniel T. Hendrix		8,977,124	2,585,860	21,727	1,380,373
Kent J. Hussey		11,564,771	19,488	452	1,380,373
Carol B. Moerdyk		11,571,028	13,231	452	1,380,373
Vance W. Tang		11,546,215	38,044	452	1,380,373

2. Ratification of Selection of Independent Registered Public Accounting Firm		12,937,352	25,041	2,691	--

3. Approve the Company’s 2011Non- Employee Directors Equity Ownership Plan		9,112,786	2,414,494	56,931	1,380,373

4. Advisory Vote on executive compensation		11,450,112	128,517	6,082	1,380,373

	Votes for	Votes for	Votes for	Votes	Broker “NON-
	“1 YEAR”	“2 YEARS”	“3 YEARS”	“ABSTAINED”	VOTES”
5. Advisory vote on the frequency of future advisory votes on executive compensation	7,187,096	334,551	4,059,446	3,618	1,380,373

Consistent with a majority of the advisory votes cast and the recommendation of the Company’s Board of Directors, the Company will include in its proxy materials annually a shareholder advisory vote on the compensation of its named executive officers until the next vote on the frequency of such advisory votes.

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

10.1	2011 Non-Employee Directors Equity Ownership Plan (incorporated by reference to Appendix A to the Registrant’s DEF-14A as filed on June 30, 2011; Commission File No. 000-14798).*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Filed Herewith).

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (Filed Herewith).#

* Management contract or compensatory plan or arrangement.

# Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/ Jonathan H. Wolk
Jonathan H. Wolk
Senior Vice President and Chief Financial Officer

Date: August 30, 2011
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

10.1	2011 Non-Employee Directors Equity Ownership Plan (incorporated by reference to Appendix A to the Registrant’s DEF-14A as filed on June 30, 2011; Commission File No. 000-14798).*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Filed Herewith).

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (Filed Herewith).#

* Management contract or compensatory plan or arrangement.

# Under Rule 406T of Regulation S-T, this exhibit is deemed filed or part of a registration statement or prospectus of purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.