Form 10-Q
period 2011-10-31
AMERICAN WOODMARK CORP
filed 2011-12-01
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes X    No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of November 28, 2011, 14,357,593 shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION	NUMBER

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets--October 31, 2011 and April 30, 2011	3

	Condensed Consolidated Statements of Operations--Three months ended October 31, 2011 and 2010; Six months ended October 31, 2011 and 2010	4

	Condensed Consolidated Statements of Cash Flows--Six months ended October 31, 2011 and 2010	5

	Notes to Condensed Consolidated Financial Statements--October 31, 2011	6-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16-18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6.	Exhibits	19

SIGNATURES		20

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	October 31,	April 30,
	2011	2011
ASSETS

Current Assets
Cash and cash equivalents	$57,081	$55,420
Customer receivables, net	28,672	31,067
Inventories	24,748	24,471
Income taxes receivable and other	2,301	3,799
Deferred income taxes	6,209	5,659
Total Current Assets	119,011	120,416

Property, plant, and equipment, net	95,413	100,628
Restricted cash	14,419	14,419
Promotional displays, net	6,109	7,330
Deferred income taxes	23,053	21,178
Other assets	4,729	4,399
	$262,734	$268,370

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$15,429	$18,569
Accrued compensation and related expenses	18,063	15,607
Current maturities of long-term debt	936	928
Accrued marketing expenses	5,606	7,408
Other accrued expenses	7,753	8,332
Total Current Liabilities	47,787	50,844

Long-term debt, less current maturities	24,338	24,655
Defined benefit pension liabilities	38,843	36,726
Other long-term liabilities	1,876	2,180

Shareholders’ Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	--	--
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding 14,357,593 shares at October 31, 2011; 14,295,540 shares at April 30, 2011	94,650	92,408
Retained earnings	76,516	83,495
Accumulated other comprehensive loss -
Defined benefit pension plans	(21,276)	(21,938)

Total Shareholders’ Equity	149,890	153,965
	$262,734	$268,370

See accompanying notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31		October 31
	2011	2010	2011	2010

Net sales	$128,418	$107,613	$259,617	$216,916
Cost of sales and distribution	112,304	97,797	225,096	192,713
Gross Profit	16,114	9,816	34,521	24,203

Selling and marketing expenses	14,508	15,805	30,484	29,908
General and administrative expenses	6,166	6,040	12,507	11,862
Restructuring charges	--	16	15	39
Operating Loss	(4,560)	(12,045)	(8,485)	(17,606)

Interest expense	137	144	274	292
Other income	(174)	(231)	(328)	(405)
Loss Before Income Taxes	(4,523)	(11,958)	(8,431)	(17,493)

Income tax benefit	(1,547)	(4,574)	(2,739)	(6,691)

Net Loss	$(2,976)	$(7,384)	$(5,692)	$(10,802)

Net Loss Per Share

Weighted average shares outstanding
Basic	14,330,954	14,240,178	14,315,318	14,231,165
Diluted	14,330,954	14,240,178	14,315,318	14,231,165

Net loss per share
Basic	$(0.21)	$(0.52)	$(0.40)	$(0.76)
Diluted	$(0.21)	$(0.52)	$(0.40)	$(0.76)

Cash dividends per share	$0.00	$0.09	$0.09	$0.18

See accompanying notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	October 31
	2011	2010

Operating Activities
Net loss	$(5,692)	$(10,802)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	11,486	13,817
Net loss on disposal of property, plant, and equipment	69	67
Gain on sale of assets held for sale	--	(60)
Stock-based compensation expense	1,833	1,800
Deferred income taxes	(2,929)	(5,454)
Pension contributions less than expense	3,215	3,454
Tax benefit from stock-based compensation	--	(57)
Other non-cash items	(854)	(553)
Changes in operating assets and liabilities:
Customer receivables	2,534	71
Inventories	(346)	1,072
Income taxes receivable and other assets	449	6,254
Accounts payable	(3,140)	901
Accrued compensation and related expenses	2,456	(4,178)
Other accrued expenses	(1,202)	1,259
Net Cash Provided by Operating Activities	7,879	7,591

Investing Activities
Payments to acquire property, plant, and equipment	(2,990)	(2,264)
Proceeds from sales of property, plant, and equipment	15	2
Proceeds from sale of assets held for sale	--	1,474
Investment in promotional displays	(1,665)	(1,638)
Net Cash Used by Investing Activities	(4,640)	(2,426)

Financing Activities
Payments of long-term debt	(309)	(274)
Proceeds from issuance of common stock	18	247
Payment of dividends	(1,287)	(2,562)
Tax benefit from stock-based compensation	--	57

Net Cash Used by Financing Activities	(1,578)	(2,532)

Net Increase In Cash And Cash Equivalents	1,661	2,633

Cash And Cash Equivalents, Beginning of Period	55,420	53,233

Cash And Cash Equivalents, End of Period	$57,081	$55,866

See accompanying notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended October 31, 2011 are not necessarily indicative of the results that may be expected for the year ending April 30, 2012.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2011 filed with the U.S. Securities Exchange Commission (SEC).

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

NOTE C--COMPREHENSIVE LOSS

The Company’s comprehensive loss was $2.6 million and $5.0 million for the three months and six months ended October 31, 2011, respectively, and $7.1 million and $10.2 million for the three months and six months ended October 31, 2010, respectively.  Comprehensive loss differs from net loss due to the changes in the Company’s pension benefits liability.  See Note J “Pension Benefits” for more information regarding the Company’s pension costs.

NOTE D--EARNINGS (NET LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (net loss) per share:

	Three Months Ended		Six Months Ended
	October 31		October 31
(in thousands, except per share amounts)	2011	2010	2011	2010
Numerator used for both basic and diluted earnings (net loss) per share:
Net loss	$(2,976)	$(7,384)	$(5,692)	$(10,802)

Denominator:
Denominator for basic earnings (net loss) per share-weighted average shares	14,331	14,240	14,315	14,231

Effect of dilutive securities:
Stock options and restricted stock units	--	--	--	--

Denominator for diluted earnings (net loss) per share-weighted average shares and assumed conversions	14,331	14,240	14,315	14,231

Net loss per share
Basic	$(0.21)	$(0.52)	$(0.40)	$(0.76)
Diluted	$(0.21)	$(0.52)	$(0.40)	$(0.76)

Potentially dilutive securities of 119,000 and 30,000 shares for the three-month periods ended October 31, 2011 and 2010, respectively, and 134,000 and 36,000 shares for the six-month periods ended October 31, 2011 and 2010, respectively, have not been considered in the calculation of net loss per share, as the effect would be anti-dilutive.

NOTE E--STOCK-BASED COMPENSATION

The Company has various stock compensation plans.  During the quarter ended October 31, 2011, the Board of Directors of the Company approved grants of a total of 20,000 service-based restricted stock units to non-employee directors.  These service-based restricted stock units vest daily through the end of the two-year vesting period as long as the recipient remains a member of the Board, and entitle the recipient to receive one share of the Company’s common stock per unit granted.  During the six months ended October 31, 2011, the Board of Directors of the Company also approved grants of non-statutory stock options and service-based and performance-based restricted stock units to key employees. The employee non-statutory stock option grants totaled 130,000 shares of the Company’s common stock with an exercise price of $18.16 per share. The options vest evenly over a three-year period and have a ten-year contractual term. The employee performance-based restricted stock units totaled 134,250 units and the employee service-based restricted stock units totaled 44,750 units.  The performance-based restricted stock units entitle the recipients to receive one share of the Company’s common stock per unit granted if applicable performance conditions are met and the recipient remains employed with the Company until the units vest.  The service-based units entitle the recipient to receive one share of the Company’s common stock per unit granted if they remain employed with the Company until the units vest.  The Company’s restricted stock units granted to employees cliff-vest three-years from  the grant date.

Total compensation expense related to stock-based awards during the three-month periods ended October 31, 2011 and 2010 was $0.9 million and $1.0 million, respectively, and for the six-month periods ended October 31, 2011 and 2010 was $1.8 million and $1.8 million, respectively.  For the three-month and six-month periods ended October 31, 2011 and 2010, stock-based compensation expense was allocated as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
(in thousands)	2011	2010	2011	2010
Cost of sales and distribution	$138	$186	$298	$330
Selling and marketing expenses	187	222	389	399
General and administrative expenses	529	545	1,146	1,071
Stock-based compensation expense	$854	$953	$1,833	$1,800

NOTE F--CUSTOMER RECEIVABLES

The components of customer receivables were:

	October 31,	April 30,
(in thousands)	2011	2011
Gross customer receivables	$30,505	$33,039
Less:
Allowance for doubtful accounts	(98)	(67)
Allowance for returns and discounts	(1,735)	(1,905)

Net customer receivables	$28,672	$31,067

NOTE G--INVENTORIES

The components of inventories were:
	October 31,	April 30,
(in thousands)	2011	2011
Raw materials	$9,759	$9,275
Work-in-process	16,662	16,597
Finished goods	8,413	8,679

Total FIFO inventories	34,834	34,551

Reserve to adjust inventories to LIFO value	(10,086)	(10,080)

Total LIFO inventories	$24,748	$24,471

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

The following is a reconciliation of the Company’s warranty liability:

	Six Months Ended
	October 31
(in thousands)	2011	2010
Beginning balance at May 1	$1,738	$1,582
Accrual	4,432	3,151
Settlements	(4,392)	(3,244)

Ending balance at October 31	$1,778	$1,489

NOTE I--CASH FLOW

Supplemental disclosures of cash flow information:
	Six Months Ended
	October 31
(in thousands)	2011	2010
Cash paid during the period for:
Interest	$185	$181
Income taxes	$160	$204

NOTE J--PENSION BENEFITS

Net periodic pension cost consisted of the following for the three months and six months ended October 31, 2011 and 2010.

	Three Months Ended		Six Months Ended
	October 31		October 31
(in thousands)	2011	2010	2011	2010
Service cost	$1,283	$1,180	$2,566	$2,359
Interest cost	1,677	1,567	3,353	3,134
Expected return on plan assets	(1,656)	(1,540)	(3,312)	(3,080)
Amortization of net loss	522	499	1,044	998
Amortization of prior service cost	20	21	40	43

Net periodic pension cost	$1,846	$1,727	$3,691	$3,454

The Company expects to contribute $2.9 million to its pension plans in fiscal 2012, which represents both required and discretionary funding.  As of October 31, 2011, $0.5 million of contributions have been made.  The Company was not required to make, and did not make, any contributions to the pension plans in fiscal 2011.

NOTE K—FAIR VALUE MEASUREMENTS

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

The following table summarizes the fair values of assets that are recorded in the Company’s unaudited condensed consolidated financial statements as of October 31, 2011 and April 30, 2011 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of October 31, 2011
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$46,227	$--	$--
Mutual funds	1,504	--	--

Total assets at fair value	$47,731	$--	$--

	As of April 30, 2011
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$61,226	$--	$--
Mutual funds	1,574	--	--

Total assets at fair value	$62,800	$--	$--

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of October 31, 2011.

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

Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts.  These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  In most cases, the reader can identify these forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “would,” “plan,” “may” or other similar words.  Forward-looking statements contained in this report, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements.  In addition, the Company participates in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings or deterioration in financial condition.  These include:

•
general economic or business conditions and instability in the financial and credit markets, including their potential impact on our (i) sales and operating costs and access to financing, (ii) customers and suppliers and their ability to obtain financing or generate the cash necessary to conduct their respective businesses;

•
the cyclical nature of the Company’s industry, which is particularly sensitive to changes in consumer confidence, the amount of consumers’ income available for discretionary purchases, and the availability and terms of consumer credit;

•	economic weakness in a specific channel of distribution;
•	the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor;
•
risks associated with domestic manufacturing operations, including fluctuations in capacity utilization and the prices and availability of key raw materials as well as fuel, transportation, warehousing and labor costs and environmental compliance and remediation costs;

•	the need to respond to price or product initiatives launched by a competitor;
•	the Company’s ability to successfully implement initiatives related to increasing market share, new products, maintaining and increasing its sales force and new product displays; and
•	sales growth at a rate that outpaces the Company’s ability to install new capacity or a sales decline that requires reduction or realignment of the Company’s manufacturing capacity.

Additional information concerning the factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report, including elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations and also in the Company's most recent Annual Report on Form 10-K for the fiscal year ended April 30, 2011, filed with the U.S. Securities and Exchange Commission, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A, "Risk Factors," and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."  While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a material adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes, speaks only as of the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent dealers and distributors.  At October 31, 2011, the Company operated 11 manufacturing facilities and 9 service centers across the country.

The three-month period ended October 31, 2011 was the Company’s second quarter of its fiscal year that ends on April 30, 2012 (fiscal 2012).  During the second quarter of fiscal 2012, the Company experienced a continuation of, but slight uptick in, the difficult housing market conditions that have prevailed since the market peaked in 2006.    In new home construction, total homes started during the first 6 months of the Company’s fiscal year 2012 approximated an annualized level of 608,000, up 7% above prior year levels, but still only approximately 40% of their long-term average.  In remodeling, existing homes sold during the same period were about 4% above the same period of the prior year. Gross private fixed investment in residential property, as supplied by the Bureau of Economic Analysis, declined by 1% during the first half of fiscal 2012, and remained well below half of their peak levels. Cabinet sales reported by members of the Kitchen Cabinet Manufacturers Association (KCMA) were also down by low single-digits in the first half of fiscal 2012.  Since the KCMA data was down slightly but includes both new construction (which appears to have increased with housing starts) and remodeling sales, it appears that market remodeling sales declined during the first half of fiscal 2012.

Faced with these challenging market conditions, the Company’s largest remodeling customers and competitors have continued to utilize aggressive sales promotions in the Company’s product category to boost sales.  These promotions typically included free products and cash discounts to consumers based upon the amount and/or type of cabinets they purchased.  The Company’s competitors have participated vigorously in these promotional activities and the Company has generally chosen to set its promotional offerings in line with those of its competitors.  Price-conscious consumers responded favorably to these promotional offerings and the Company realized increased sales volumes.  The Company’s remodeling sales rose by more than 10% during the second quarter of fiscal 2012 and by more than 20% during its first half when compared to the same periods in fiscal 2011.

The Company also realized strong sales gains in its new construction channel, where sales increased by more than 20% in the second quarter and by more than 10% in the first half of fiscal 2012 when compared to the same periods of fiscal 2011, each outpacing the improvement in housing starts.

Despite a flat overall market, the Company’s net sales rose by 19% during the second quarter of fiscal 2012 and by 20% during its first half, indicative of strong market share gains in both its remodeling and new construction sales channels. The Company’s sales increase helped the gross margin rate improve to 12.5% in the second quarter of fiscal 2012, compared with 9.1% in the prior year’s second quarter and to 13.3% in the first half of fiscal 2012, compared with 11.2% in the prior year’s first half.  The improvement in the Company’s gross margin during the three- and six-month periods was driven by the beneficial impact of increased sales volume upon direct labor and manufacturing overhead costs.  These beneficial factors were partially offset by the unfavorable impact of higher material and fuel costs during both periods and by the impact of higher sales promotion costs in the six-month period.

Despite the present housing market downturn, the Company believes that the long-term fundamentals for the American housing industry continue to remain positive, based upon continued population  and household growth, favorable demographics, job creation and low long-term interest rates. Based upon this belief, the Company has continued to invest in improving its operations and its capabilities to service its customers. The Company remains focused on growing its market share and continuing to invest in developing and launching new products and expanding its marketing reach to new customers.

The Company regularly assesses its long-lived assets to determine if any impairment has occurred, and regularly evaluates its deferred tax assets to determine whether a valuation allowance is necessary.  Although the Company is presently operating at a loss in what appears to be the bottom of the housing market, the Company expects that a combination of continued market share gains and cost containment will enable it to return to profitability.  Accordingly, the Company has concluded that neither its long-lived assets pertaining to its 11 manufacturing plants or any of its other long-lived assets were impaired and that no valuation allowance on its deferred tax assets was necessary as of October 31, 2011.

Results of Operations

	Three Months Ended			Six Months Ended
	October 31			October 31
			Percent			Percent
(in thousands)	2011	2010	Change	2011	2010	Change

Net Sales	$128,418	$107,613	19%	$259,617	$216,916	20%
Gross Profit	16,114	9,816	64%	34,521	24,203	43%
Selling and Marketing Expenses	14,508	15,805	(8%)	30,484	29,908	2%
General and Administrative Expenses	6,166	6,040	2%	12,507	11,862	5%

Net Sales. Net sales were $128.4 million for the second quarter of fiscal 2012, an increase of 19% as compared with the second quarter of fiscal 2011.  For the first six months of fiscal 2012, net sales were $259.6 million, reflecting a 20% increase compared with the same period of fiscal 2011.  Overall unit volume for the three- and six-month periods ended October 31, 2011 improved by 12% and 14%, respectively.  Average revenue per unit increased by 7% and 5% during the three- and six-month periods ended October 31, 2011, respectively, driven by improvements in the Company’s sales mix.

Gross Profit.  Gross profit margin for the second quarter of fiscal 2012 was 12.5%, compared with 9.1% for the same period of fiscal 2011.  Gross profit margin was 13.3% for the first half of fiscal 2012, compared with 11.2% in the first half of fiscal 2011.   Overhead and labor costs were reduced by a combined 5.0% of net sales in the second quarter of fiscal 2012 and 4.9% in the first half, as compared with the comparable prior year periods.   The increase in gross profit margin for the second quarter and first six months of fiscal 2012 was primarily due to the improvement in sales, which in turn drove improved labor efficiencies and more favorable absorption of fixed overhead costs compared with the same periods of fiscal 2011.

Higher sales promotion costs partially offset these improvements during the six-month period, as these costs increased by 1.5% of net sales compared with the same period in the prior year. Sales promotional costs incurred during the Company’s second quarter of fiscal 2012 were essentially in line with cost levels incurred for these activities during the previous four quarters.  The prior year’s first quarter marked the last time that sales promotional levels were at a lower, more traditional cost level. For this reason, sales promotional costs were relatively flat for the second quarter of fiscal 2012 compared with prior year. Since most of these sales promotions involved the use of free product or reimbursements back to the Company’s large retail customers, their associated costs were deducted from gross margin as opposed to being classified as operating expenses.  Materials and freight costs also increased by 1.6% and 1.3% of net sales, respectively, during the second quarter and first six months of fiscal 2012, as a result of inflationary pressures in finishing materials, lumber, cartons, imported components and diesel fuel.

Selling and Marketing Expenses.  Selling and marketing expenses were 11.3% of sales in the second quarter of fiscal 2012, compared with 14.7% of sales for the same period in fiscal 2011.  For the first six months of fiscal 2012, selling and marketing costs were 11.7% of sales, compared with 13.8% of sales for the same period of fiscal 2011. Sales and marketing costs decreased by 8% in relation to the 19% increase in net sales for the second quarter of fiscal 2012, and increased by 2% in relation to the 20% increase in net sales for the first half of fiscal 2012. Although the breadth of the Company’s fall product launch was in line with both its recent launches and with its internal product release schedule, efficiencies from lower marketing collateral costs were of a sufficient magnitude to reduce overall cost levels.

General and Administrative Expenses.  General and administrative expenses were 4.8% of sales in both the second quarter and first half of fiscal 2012, compared with 5.6% of sales in the prior year’s second quarter and 5.5% of sales in the prior year’s first half. The Company’s general and administrative costs increased by 2% during the second quarter and 5% during the first six months of fiscal 2012 compared with the prior year, driven by increased incentive-based compensation expenses.  As of October 31, 2011, the Company had approximately $0.1 million of accounts with aggregate receivables from customers with a higher perceived level of risk.

Effective Income Tax Rates.  The Company’s effective income tax rates for the second quarter and first six months of fiscal 2012 were 34.2% and 32.5%, respectively, as compared with 38.3% in the comparable periods of fiscal 2011.  The lower effective tax rates in fiscal 2012 were the result of the Company operating at a lower net loss than prior year, coupled with less favorable permanent tax differences and a tax basis adjustment.

Outlook.  The Company expects the continuing impact of housing supply overhang, unemployment and weak consumer confidence will cause the remodeling and new construction markets for its products to remain subdued until these conditions are resolved.  The Company believes that if changes in the economic and political climate can help to enable consumer confidence to be restored to its levels reached earlier in the calendar year, then housing starts may increase during fiscal 2012 by approximately 10%, and that the remodeling market may be flat to slightly positive.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash, cash equivalents and restricted cash totaled $71.5 million at October 31, 2011, representing a $1.7 million increase from its April 30, 2011 balance, and a $1.2 million increase from October 31, 2010.  At October 31, 2011, total long-term debt (including current maturities) was $25.3 million, down $0.3 million from its balance at April 30, 2011 and down $0.9 million from October 31, 2010.  The Company’s ratio of long-term debt to total capital was 14.0% at October 31, 2011 compared with 13.8% at April 30, 2011.

The Company’s main source of liquidity is its existing cash and cash equivalents on hand and cash generated from its operating activities. The Company maintains a $35 million secured revolving credit facility with Wells Fargo Bank, N.A. (Wells Fargo). Pursuant to the terms of the Wells Fargo credit facility, $14.4 million of the Company’s cash served as security for borrowings under this facility and was classified as restricted cash at both October 31, 2011 and April 30, 2011.

Cash provided by operating activities in the first half of fiscal 2012 was $7.9 million, compared with $7.6 million in the comparable period of fiscal 2011.  The prior year’s operating cash flows included the beneficial impact of approximately $7 million of incremental tax refunds received. Excluding this favorability, the Company’s operating activities generated an additional $7.3 million of increased cash during the first half of fiscal 2012, driven primarily by the $5.1 million reduction in the Company’s net loss, as well as the timing of cash receipts and disbursements.

The Company’s primary investing activities are capital expenditures and investments in promotional displays.  Cash used for capital expenditures and promotional displays was $4.6 million in the first half of fiscal 2012, compared with $3.9 million in the comparable period of fiscal 2011. Net cash used for investing activities was $2.2 million higher in the first half of fiscal 2012 compared with prior year, driven by the $0.7 million increase in capital outflows, as well as the absence of $1.5 million in proceeds received in the prior year from the sale of a closed plant. Capital expenditures made in both six-month periods of fiscal 2011 and 2012 did not include any new plant construction activities.  The Company expects its investments in capital expenditures and promotional displays for fiscal 2012 will increase to approximately $10 million for fiscal 2012, up from $8.4 million in fiscal 2011.

The Company’s financing activities typically consist of returning a portion of its free cash flow (defined as net cash provided by operating activities less net cash used for investing activities) to its shareholders and repayments of debt, net of any proceeds received from the exercise of stock options.  During the first half of fiscal 2012, net cash used by financing activities was $1.6 million, compared with net cash used in the comparable period of fiscal 2011 of $2.5 million.  The primary use of cash for financing activities during both periods was to return cash to the Company’s shareholders in the form of dividends.  Despite the Company’s strong liquidity and positive free cash flow, the Company’s Board of Directors elected to suspend the Company’s regular quarterly dividend during its meeting on August 25, 2011.  This decision was made in consideration of recent events, both in the US and abroad, that have significantly increased the level of economic uncertainty and reduced consumer confidence.  The Company made no repurchases of its common stock during either period and had $93.3 million of remaining stock repurchases authorized by its Board of Directors as of October 31, 2011.

The Company generated positive free cash flow of $3.2 million in the first half of fiscal 2012, compared with $5.2 million in the first half of fiscal 2011.  Excluding the prior year favorability from the increased income tax refund and the building sale which aggregated $8.5 million, the Company’s free cash flow improved by $6.5 million during the first half of fiscal 2012, driven primarily by the $5.1 million reduction in its net loss.

The Company can borrow up to $35 million under its revolving credit facility with Wells Fargo; however, its aggregate debt under the credit facility cannot exceed the collateral value of the Company’s cash and specified investments held in accounts pledged to the credit facility issuer. At October 31, 2011, $10 million of loans and $3.7 million of letters of credit were outstanding under the credit facility, and $14.4 million of the Company’s cash was held as security. Under the terms of the credit facility, the Company must maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth not greater than 0.9 to 1.0 and must comply with other customary affirmative and negative covenants. The Company’s ratio of total liabilities to tangible net worth at October 31, 2011 was 0.8 to 1.0. The credit facility does not limit the Company’s ability to use unrestricted cash to pay dividends or repurchase its common stock as long as the Company maintains the required ratio of total liabilities to tangible net worth. As of October 31, 2011, the Company was in compliance with all covenants specified in the credit facility.

The Company’s cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations, and fund capital expenditures for the remainder of fiscal 2012.

The timing of the Company’s contractual obligations as of April 30, 2011 is summarized in the table below.

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

Item 3.  Quantitative and Qualitative Disclosures of Market Risk
On October 31, 2011, the Company had no material exposure to changes in interest rates for its debt agreements.

The Company does not currently use commodity or interest rate derivatives or similar financial instruments to manage its commodity price or interest rate risks.  See “Seasonal and Inflationary Factors” in Management’s Discussion and Analysis above for additional information regarding the effects inflation and commodity price fluctuations have on the costs of the Company’s products.

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2011.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.  In addition, there have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the Company’s business.  The Company does not have any litigation that does not constitute ordinary, routine litigation incidental to its business.

Item 1A. Risk Factors

Risk factors that may affect the Company’s business, results of operations and financial condition are described below. This description includes any material changes to, and supersedes, the description of risk factors associated with the Company’s business previously disclosed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial also may become important factors that affect the Company. The risks described below should be considered in addition to all the other information provided in this report, in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011, and in the Company’s subsequent filings with the Securities and Exchange Commission. Any of the following risks could materially and adversely affect the Company’s business, results of operations and financial condition.

The Company’s business is dependent upon remodeling activity and residential construction.  The Company’s results of operations are affected by levels of home improvement and residential construction activity, including repair and remodeling and new construction. Job creation levels, interest rates, availability of credit, energy costs, consumer confidence, national and regional economic conditions, and weather conditions and natural disasters can significantly impact levels of home improvement and residential construction activity.

Prolonged economic downturns may adversely impact the Company’s sales, earnings and liquidity.  Through fiscal year 2011, the Company’s sales levels have fallen 46% from their peak levels in 2006.  The Company’s industry historically has been cyclical in nature and has fluctuated with economic cycles, including the current housing downturn. During economic downturns, the Company’s industry could experience longer periods of recession and greater declines than the general economy. The Company believes that its industry is significantly influenced by economic conditions generally and particularly by housing activity, consumer confidence, the level of personal discretionary spending, demographics and credit availability. These factors not only may affect the ultimate consumer of the Company’s products, but also may impact home centers, builders and the Company’s other primary customers. As a result, a continuation or worsening of current conditions could adversely affect the Company’s sales and earnings as well as its cash flow and liquidity.

The Company’s future financial performance depends in part on the success of its new product development and other growth strategies.  The Company has increased its emphasis on new product development in recent years and continues to focus solely on organic growth. Consequently, the Company’s financial performance will, in part, reflect its success in implementing its growth strategies in its existing markets and in introducing new products.

The loss of, or a reduction in business from, either of the Company’s key customers would have a material adverse effect upon its business.  The size and importance to the Company of its two largest customers is significant. These customers could make significant changes in their volume of purchases and could otherwise significantly affect the terms and conditions on which the Company does business. Sales to The Home Depot and Lowe’s Companies, Inc. were approximately 73% of total company sales for fiscal 2011. Although builders, dealers, and other retailers represent other channels of distribution for the Company's products, an unplanned loss of a substantial portion of sales to The Home Depot or Lowe’s Companies, Inc. would have a material adverse impact on the Company.

Manufacturing realignments and cost savings programs could result in a decrease in the Company’s near-term earnings and liquidity.  The Company continually reviews its manufacturing operations. These reviews could result in manufacturing realignments and cost savings programs, such as the consolidation and integration of facilities, functions, systems, or procedures, which in turn could result in a charge that would decrease near-term earnings and liquidity until the expected cost reductions are achieved. Any such realignments would likely result in significant costs including, among others, severance, impairment, exit, and disposal costs and capital expenditures.

Impairment charges could reduce the Company’ profitability.  The Company has significant long-lived tangible, intangible and deferred tax assets recorded on its balance sheets. If  operating results decline, the Company could incur impairment charges, which could have a material impact on its financial results. The Company evaluates the recoverability of the carrying amount of its long-lived tangible, intangible and deferred tax assets on an ongoing basis. The outcome of future reviews could result in substantial impairment charges. Impairment assessments inherently involve judgments as to assumptions about market conditions and the Company’s ability to generate future cash flows and profitability, given those assumptions. Future events and changing market conditions may impact the Company’s assumptions as to prices, costs or other factors that may result in changes in the Company’s estimates. Although the Company believes the assumptions used in testing for impairment are reasonable, significant changes in these assumptions could produce a significantly different result.

The Company’s operating results are affected by the cost and availability of raw materials.  Because the Company is dependent on outside suppliers for raw material needs, it must obtain sufficient quantities of quality raw materials from its suppliers at acceptable prices and in a timely manner. The Company has no long-term supply contracts with its key suppliers. A substantial decrease in the availability of products from the Company’s suppliers, the loss of key supplier arrangements, or a substantial increase in the cost of its raw materials could adversely impact the Company’s results of operations.

The Company may not be able to maintain or raise the prices of its products in response to inflation and increasing costs.  Short-term market and competitive pressures may prohibit the Company from raising prices to offset inflationary raw material and freight costs, which would adversely impact profit margins.

Additional risks and uncertainties that may affect the Company’s business, results of operations and financial condition are discussed in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011, including in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Forward-Looking Statements,” and “Outlook for Fiscal 2012.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 24, 2007, the Company announced that the Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s common stock.  This authorization has no expiration date.  In the second quarter of fiscal 2012, the Company did not repurchase any shares under this authorization.  At October 31, 2011, $93.3 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.

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

10.1	Form of Grant Letter used in connection with awards of service-based restricted stock units granted under the Company’s 2011 Non-Employee Directors Equity Ownership Plan (Filed Herewith).*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (Filed Herewith).#

* Management contract or compensatory plan or arrangement.

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

Date: December 1, 2011
Signing on behalf of the
registrant and as principal
financial and accounting officer