Form 10-Q
period 2012-01-31
AMERICAN WOODMARK CORP
filed 2012-03-01
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

As of February 23, 2012, 14,379,875 shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION	NUMBER

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets--January 31, 2012 and April 30, 2011	3

	Condensed Consolidated Statements of Operations--Three months ended January 31, 2012 and 2011; Nine months ended January 31, 2012 and 2011	4

	Condensed Consolidated Statements of Cash Flows--Nine months ended January 31, 2012 and 2011	5

	Notes to Condensed Consolidated Financial Statements--January 31, 2012	6-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18-19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6.	Exhibits	21

SIGNATURES		22

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	January 31,	April 30,
	2012	2011
ASSETS

Current Assets
Cash and cash equivalents	$59,227	$55,420
Customer receivables, net	25,011	31,067
Inventories	22,138	24,471
Income taxes receivable and other	2,114	3,799
Deferred income taxes	7,367	5,659
Total Current Assets	115,857	120,416

Property, plant, and equipment, net	78,602	100,628
Restricted cash	14,403	14,419
Promotional displays, net	5,403	7,330
Deferred income taxes	32,415	21,178
Other assets	14,412	4,399
	$261,092	$268,370

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$15,171	$18,569
Accrued compensation and related expenses	19,683	15,607
Current maturities of long-term debt	972	928
Accrued marketing expenses	5,731	7,408
Other accrued expenses	7,307	8,332
Total Current Liabilities	48,864	50,844

Long-term debt, less current maturities	23,887	24,655
Defined benefit pension liabilities	51,964	36,726
Other long-term liabilities	1,801	2,180

Shareholders’ Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	--	--
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding 14,379,875 shares at January 31, 2012; 14,295,540 shares at April 30, 2011	95,722	92,408
Retained earnings	67,402	83,495
Accumulated other comprehensive loss -
Defined benefit pension plans	(28,548)	(21,938)

Total Shareholders’ Equity	134,576	153,965
	$261,092	$268,370

See accompanying notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31		January 31
	2012	2011	2012	2011

Net sales	$119,976	$111,443	$379,593	$328,359
Cost of sales and distribution	105,388	99,279	330,484	291,992
Gross Profit	14,588	12,164	49,109	36,367

Selling and marketing expenses	13,671	16,069	44,155	45,977
General and administrative expenses	6,273	5,421	18,780	17,283
Restructuring charges	10,347	16	10,362	55
Operating Loss	(15,703)	(9,342)	(24,188)	(26,948)

Interest expense	132	141	406	433
Other income	(182)	(174)	(510)	(579)
Loss Before Income Taxes	(15,653)	(9,309)	(24,084)	(26,802)

Income tax benefit	(6,539)	(3,481)	(9,278)	(10,172)

Net Loss	$(9,114)	$(5,828)	$(14,806)	$(16,630)

Net Loss Per Share

Weighted average shares outstanding
Basic	14,361,953	14,263,320	14,330,863	14,241,883
Diluted	14,361,953	14,263,320	14,330,863	14,241,883

Net loss per share
Basic	$(0.63)	$(0.41)	$(1.03)	$(1.17)
Diluted	$(0.63)	$(0.41)	$(1.03)	$(1.17)

Cash dividends per share	$0.00	$0.09	$0.09	$0.27

See accompanying notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	January 31
	2012	2011
Operating Activities
Net loss	$(14,806)	$(16,630)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	17,204	20,358
Net loss on disposal of property, plant, and equipment	109	130
Impairment loss related to restructuring activities	5,413	--
Gain on sale of assets held for sale	--	(60)
Stock-based compensation expense	2,606	2,849
Deferred income taxes	(8,812)	(8,648)
Pension contributions less than expense	4,403	5,180
Tax benefit from stock-based compensation	--	(80)
Other non-cash items	(212)	(711)
Changes in operating assets and liabilities:
Customer receivables	6,265	(319)
Inventories	1,266	1,485
Income taxes receivable and other assets	272	5,548
Accounts payable	(3,398)	1,985
Accrued compensation and related expenses	4,076	(5,358)
Other accrued expenses	(964)	1,984
Net Cash Provided by Operating Activities	13,422	7,713

Investing Activities
Payments to acquire property, plant, and equipment	(5,215)	(3,623)
Proceeds from sales of property, plant, and equipment	15	3
Proceeds from sale of assets held for sale	--	1,474
Investment in promotional displays	(2,388)	(2,154)
Net Cash Used by Investing Activities	(7,588)	(4,300)

Financing Activities
Payments of long-term debt	(774)	(739)
Restricted cash	16	--
Proceeds from issuance of common stock	18	400
Payment of dividends	(1,287)	(3,845)
Tax benefit from stock-based compensation	--	80

Net Cash Used by Financing Activities	(2,027)	(4,104)

Net Increase/(Decrease) In Cash And Cash Equivalents	3,807	(691)

Cash And Cash Equivalents, Beginning of Period	55,420	53,233

Cash And Cash Equivalents, End of Period	$59,227	$52,542

See accompanying notes to condensed consolidated financial statements

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended January 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2012.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2011 filed with the U.S. Securities Exchange Commission (SEC).

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

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.” The amendments are being made to allow FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income.  Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05.  All other requirements in ASU 2011-05 are not affected by ASU 2011-12.

NOTE C--COMPREHENSIVE LOSS

The Company’s comprehensive loss was $16.4 million and $21.4 million for the three months and nine months ended January 31, 2012, respectively, and $5.5 million and $15.7 million for the three months and nine months ended January 31, 2011, respectively.  Comprehensive loss differs from net loss due to the changes in the Company’s pension benefits liability.  See Note J “Pension Benefits” for more information regarding the Company’s pension costs.

NOTE D--EARNINGS (NET LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (net loss) per share:

	Three Months Ended		Nine Months Ended
	January 31		January 31
(in thousands, except per share amounts)	2012	2011	2012	2011
Numerator used for both basic and diluted earnings (net loss) per share:
Net loss	$(9,114)	$(5,828)	$(14,806)	$(16,630)

Denominator:
Denominator for basic earnings (net loss) per share-weighted average shares	14,362	14,263	14,331	14,242

Effect of dilutive securities:
Stock options and restricted stock units	--	--	--	--

Denominator for diluted earnings (net loss) per share-weighted average shares and assumed conversions	14,362	14,263	14,331	14,242

Net loss per share
Basic	$(0.63)	$(0.41)	$(1.03)	$(1.17)
Diluted	$(0.63)	$(0.41)	$(1.03)	$(1.17)

Potentially dilutive securities of 119,000 and 130,000 shares for the three-month periods ended January 31, 2012 and 2011, respectively, and 129,000 and 68,000 shares for the nine-month periods ended January 31, 2012 and 2011, respectively, have not been considered in the calculation of net loss per share, as the effect would be anti-dilutive.

NOTE E--STOCK-BASED COMPENSATION

The Company has various stock compensation plans.  During the quarter ended January 31, 2012, the Company did not grant any stock compensation awards to employees or non-employee directors.  During the nine months ended January 31, 2012, the Board of Directors of the Company approved grants of non-statutory stock options and performance-based restricted stock units to key employees and grants of service-based restricted stock units to key employees and non-employee directors.  The Company granted non-statutory stock options to key employees for 130,000 shares of the Company’s common stock with a weighted average exercise price of $18.16 per share. The options vest evenly over a three-year period and have a ten-year contractual term. The employee performance-based restricted stock units totaled 134,250 units and the employee and non-employee director service-based restricted stock units totaled 64,750 units.  The performance-based restricted stock units entitle the recipients to receive one share of the Company’s common stock per unit granted if applicable performance conditions are met and the recipient remains employed with the Company until the units vest.  The service-based units entitle the recipients to receive one share of the Company’s common stock per unit granted if they remain employed with the Company until the units vest.  The Company’s restricted stock units granted to employees cliff-vest three years from the grant date.

For the three-month and nine-month periods ended January 31, 2012 and 2011, stock-based compensation expense was allocated as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2012	2011	2012	2011
Cost of sales and distribution	$117	$186	$415	$516
Selling and marketing expenses	162	180	551	580
General and administrative expenses	494	683	1,640	1,753
Stock-based compensation expense	$773	$1,049	$2,606	$2,849

NOTE F--CUSTOMER RECEIVABLES

The components of customer receivables were:

	January 31,	April 30,
(in thousands)	2012	2011
Gross customer receivables	$26,774	$33,039
Less:
Allowance for doubtful accounts	(142)	(67)
Allowance for returns and discounts	(1,621)	(1,905)

Net customer receivables	$25,011	$31,067

NOTE G--INVENTORIES

The components of inventories were:
	January 31,	April 30,
(in thousands)	2012	2011
Raw materials	$9,627	$9,275
Work-in-process	14,276	16,597
Finished goods	8,042	8,679

Total FIFO inventories	31,945	34,551

Reserve to adjust inventories to LIFO value	(9,807)	(10,080)

Total LIFO inventories	$22,138	$24,471

For the nine-month periods ended January 31, 2012 and 2011, the gain recognized by the Company related to the liquidation of LIFO based inventories was not material.  Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Since these items are estimated, interim results are subject to the final year-end LIFO inventory valuation.

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

The following is a reconciliation of the Company’s warranty liability:

	Nine Months Ended
	January 31
(in thousands)	2012	2011
Beginning balance at May 1	$1,738	$1,582
Accrual	6,337	5,035
Settlements	(6,384)	(5,072)

Ending balance at January 31	$1,691	$1,545

NOTE I--CASH FLOW

Supplemental disclosures of cash flow information:

	Nine Months Ended
	January 31
(in thousands)	2012	2011
Cash paid during the period for:
Interest	$362	$373
Income taxes	$206	$216

NOTE J--PENSION BENEFITS

Net periodic pension cost consisted of the following for the three months and nine months ended January 31, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	January 31		January 31
(in thousands)	2012	2011	2012	2011
Service cost	$1,326	$1,179	$3,892	$3,538
Interest cost	1,633	1,567	4,986	4,701
Expected return on plan assets	(1,633)	(1,540)	(4,945)	(4,620)
Amortization of net loss	428	499	1,472	1,497
Amortization of prior service cost	13	21	53	64
Curtailment expense	331	--	331	--

Net periodic pension cost	$2,098	$1,726	$5,789	$5,180

In December 2011, the Company’s Board of Directors approved the freezing of the Company’s hourly and salary defined-benefit pension plans, effective as of April 30, 2012.  As a result, the Company re-measured its pension liability, updating the pension measurement assumptions, and recorded pension curtailment charges of $0.3 million.  The re-measurement also resulted in an increase in the Company’s pension liability of $15.2 million, predominantly due to the decrease in the discount rate used for determining the present value of the Company’s pension obligations from 5.66% at April 30, 2011 to 4.76% at December 31, 2011, which in turn caused a corresponding increase in accumulated other comprehensive loss, net of tax.  See Note C “Comprehensive Loss.”

The Company expects to contribute $2.9 million to its pension plans in fiscal 2012, which represents both required and discretionary funding.  As of January 31, 2012, $1.4 million of contributions have been made.  The Company was not required to make, and did not make, any contributions to the pension plans in fiscal 2011.

NOTE K—RESTRUCTURING CHARGES

In the third quarter of fiscal 2012, the Company announced a restructuring plan (“2012 Restructuring Plan”) that committed to the closing of two of the Company’s manufacturing plants, which are located in Hardy County, West Virginia, and Hazard, Kentucky, offering its assembly plant in Tahlequah, Oklahoma, idled since 2009, for sale, and realigning its retirement program, including freezing the Company’s defined benefit pension plans.  The two plants are expected to cease operations by April 30, 2012.  The continuing housing slump led to the decision to reduce production capacity.  The 2012 Restructuring Plan is intended to reduce costs and increase the Company’s utilization rates and decrease overhead costs within the Company’s manufacturing operations.  As a result of the 2012 Restructuring Plan, the Company expects to incur total pre-tax exit costs of $15.6 million related to this shut-down initiative, including severance and separation costs of $5.6 million, pension curtailments of $0.3 million, and $9.7 million for equipment, inventory, and facilities-related expenses.

During the three and nine month periods ended January 31, 2012, the Company recognized pre-tax restructuring charges of $10.3 million and $10.4 million, respectively, of which $10.2 million were related to the 2012 Restructuring Plan.  Included in the $10.2 million of restructuring charges were $2.4 million of severance and separation costs, pension curtailments of $0.3 million and $7.5 million for equipment, inventory and facilities-related expenses.

A reserve for restructuring charges in the amount of $2.3 million is included in the Company’s consolidated balance sheet as of January 31, 2012 relating to employee termination costs.  Below is a summary of the restructuring reserve balance as of January 31, 2012:

2012 Restructuring Plan
(in thousands)

Restructuring reserve balance as of April 30, 2011	$--
Additions	2,401
Payments	(140)
Reserve balance as of January 31, 2012	$2,261

The Company has a total of four manufacturing plants classified as held for sale; two manufacturing plants that were idled in 2009, plus the two manufacturing plants for which the Company plans to cease operations by April 30, 2012. During the third quarter of fiscal 2012, the Company recorded an impairment charge of $5.4 million relating to three of the four plants that are included as held for sale.  The Company believes that the remaining $10.0 million net book value of these four plants is fully recoverable. These assets are included in Other Assets on the Company’s balance sheet at January 31, 2012.

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

The following table summarizes the fair values of assets that are recorded in the Company’s unaudited condensed consolidated financial statements as of January 31, 2012 and April 30, 2011 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of January 31, 2012
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$46,212	$--	$--
Mutual funds	1,481	--	--

Total assets at fair value	$47,693	$--	$--

	As of April 30, 2011
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$61,226	$--	$--
Mutual funds	1,574	--	--

Total assets at fair value	$62,800	$--	$--

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of January 31, 2012.

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

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent dealers and distributors.  At January 31, 2012, the Company operated 11 manufacturing facilities and 9 service centers across the country.

The three-month period ended January 31, 2012 was the Company’s third quarter of its fiscal year that ends on April 30, 2012 (fiscal 2012).  During the third quarter and first nine months of fiscal 2012, the Company experienced a continuation of the difficult housing market conditions that have prevailed since the market peaked in 2006, although the outlook began to become more constructive.  In new home construction, total homes started during the first 9 months of the Company’s fiscal year 2012 approximated an annualized level of 632,000, 12% higher than prior year levels, but still more than 50% below their long-term average.  In remodeling, existing homes sold during the same period were 6% above the same period of the prior year. Gross private fixed investment in residential property, as supplied by the Bureau of Economic Analysis, improved by 0.5% during the first eight months of fiscal 2012, but remained well below half of its peak levels. Cabinet sales reported by members of the Kitchen Cabinet Manufacturers Association (KCMA) declined by 0.5% in the first eight months of fiscal 2012.  Since the KCMA data was down slightly but includes both new construction (which increased with housing starts) and remodeling sales, it appears that market remodeling sales declined during the first eight months of fiscal 2012.

Faced with these challenging market conditions, the Company’s largest remodeling customers and competitors have continued to utilize an elevated level of sales promotions in the Company’s product category to boost sales.  These promotions have typically included free products and cash discounts to consumers based upon the amount and/or type of cabinets they purchased.  Although some of the Company’s competitors have participated vigorously in these promotional activities, the Company has begun to ease the amount of its promotional offerings while continuing to remain competitive with its competitors.  Price-conscious consumers have generally responded to these promotional offerings, helping the Company to gain market share and realize increased sales volumes.  The Company’s remodeling sales rose by more than 10% during its first nine months of fiscal 2012, but registered a mid-single digit decline in line with the market during the third quarter when compared to the same periods of fiscal 2011.

The Company continued to realize strong sales gains in its new construction channel, where sales increased by more than 30% in the third quarter and by more than 20% in the first nine months of fiscal 2012 when compared to the same periods of fiscal 2011, each significantly outpacing the improvement in housing starts.

During the third quarter of fiscal 2012, the Company announced several initiatives designed to reduce its manufacturing capacity and its cost base, including the permanent closure of two manufacturing plants, the decision to place a previously closed manufacturing plant for sale, and the realignment of its retirement program, including the freezing of its pension plans. All of these initiatives are scheduled for completion by April 30, 2012.  Restructuring charges related to these actions have been reflected in the Company’s results.

Despite a flat overall market, the Company’s net sales rose by 8% during the third quarter of fiscal 2012 and by 16% during its first nine months, indicative of strong market share gains in both its remodeling and new construction sales channels. The Company’s sales increase helped the gross margin rate improve to 12.2% in the third quarter of fiscal 2012, compared with 10.9% in the prior year’s third quarter and to 12.9% in the first nine months of fiscal 2012, compared with 11.1% in the prior year’s first nine months.  The improvement in the Company’s gross margin during the three- and nine-month periods was driven by the beneficial impact of increased sales volume upon direct labor and manufacturing overhead costs.  These beneficial factors were partially offset by the unfavorable impact of higher material and fuel costs during both periods and by the impact of higher sales promotion costs in the nine-month period.

Despite the continuing housing market downturn, the Company believes that the long-term fundamentals for the American housing industry continue to remain positive, based upon continued population  and household growth, favorable demographics, job creation and low long-term interest rates. Based upon this belief, the Company has continued to invest in improving its operations and its capabilities to service its customers. The Company remains focused on growing its market share and continuing to invest in developing and launching new products and expanding its marketing reach to new customers.

The Company regularly assesses its long-lived assets to determine if any impairment has occurred, and regularly evaluates its deferred tax assets to determine whether a valuation allowance is necessary.  Although the Company is presently operating at a loss in what appears to be the bottom of the housing market, the Company expects that a combination of continued market share gains and cost containment will enable it to return to profitability.  As a result of its restructuring initiatives, the Company recorded a pre-tax impairment charge of $5.4 million related to three of its manufacturing facilities during the third quarter of fiscal 2012.  The Company has concluded that none of the long-lived assets pertaining to its other 9 manufacturing plants or any of its other long-lived assets were impaired and that no valuation allowance on its deferred tax assets was necessary as of January 31, 2012.

In connection with the aforementioned manufacturing realignment, the Company has listed for sale a manufacturing facility that was idled in 2009, as well as the two manufacturing plants that will cease production in April 2012.  Combined with one additional previously closed manufacturing plant, the Company has available for sale a total of four plants with an aggregate net book value of $10.0 million at January 31, 2012.  These assets are classified as held for sale and included in the Company’s “Other Assets” in its January 31, 2012 balance sheet.

The Company recorded restructuring charges during the third quarter of fiscal 2012 in connection with its cost saving initiatives.  The pre-tax and after-tax impact of these charges aggregated $10.3 million and $6.3 million, respectively.  The Company expects to record additional pre-tax charges of approximately $5 million related to these initiatives.  Exclusive of these charges, the Company’s net loss was $2.8 million for the third quarter of fiscal 2012, compared with a net loss of $5.8 million in the third quarter of its prior fiscal year.   The Company generated a net loss excluding restructuring charges of $8.5 million in the nine-month period ended January 31, 2012, compared with a net loss of $16.6 million in the comparable period of the prior fiscal year.  Once the restructuring activities are completed, the Company expects to realize ongoing pre-tax savings of approximately $18 million per year, commencing with the first quarter of its upcoming fiscal year.

Results of Operations

	Three Months Ended			Nine Months Ended
	January 31			January 31
			Percent			Percent
(in thousands)	2012	2011	Change	2012	2011	Change

Net Sales	$119,976	$111,443	8%	$379,593	$328,359	16%
Gross Profit	14,588	12,164	20%	49,109	36,367	35%
Selling and Marketing Expenses	13,671	16,069	(15%)	44,155	45,977	(4%)
General and Administrative Expenses	6,273	5,421	16%	18,780	17,283	9%

Net Sales.  Net sales were $120.0 million for the third quarter of fiscal 2012, an increase of 8% compared with the third quarter of fiscal 2011.  For the first nine months of fiscal 2012, net sales were $379.6 million, reflecting a 16% increase compared with the same period of fiscal 2011.  Overall unit volume for the three- and nine-month periods ended January 31, 2012 improved by 3% and 10%, respectively.  Average revenue per unit increased by 5% during the three- and nine-month periods ended January 31, 2012, driven by improvements in the Company’s sales mix.

Gross Profit.  Gross profit margin for the third quarter of fiscal 2012 was 12.2%, compared with 10.9% for the same period of fiscal 2011.  Gross profit margin was 12.9% for the first nine months of fiscal 2012, compared with 11.1% in the first nine months of fiscal 2011.   Overhead and labor costs were reduced by a combined 2.0% of net sales in the third quarter of fiscal 2012 and 3.9% in the first nine months, as compared with the comparable prior year periods.   The increase in gross profit margin for the third quarter and first nine months of fiscal 2012 was primarily due to the improvement in sales, which in turn drove improved labor efficiencies and more favorable absorption of fixed overhead costs compared with the same periods of fiscal 2011.

Higher sales promotion costs partially offset these improvements during the nine-month period ended January 31, 2012, as these costs increased by 0.6% of net sales compared with the same period in the prior fiscal year. Sales promotional costs incurred during the Company’s third quarter of fiscal 2012 decreased 1.2% when compared with the same period in the prior fiscal year.  The prior year’s first quarter marked the last time that sales promotional levels were at a lower, more traditional cost level. Since most of these sales promotions involved the use of free product or reimbursements back to the Company’s large retail customers, their associated costs were deducted from gross margin as opposed to being classified as operating expenses.  Materials and freight costs also increased by 1.9% and 1.5% of net sales, respectively, during the third quarter and first nine months of fiscal 2012, as a result of inflationary pressures in finishing materials, lumber, cartons, imported components and diesel fuel, and changes in the Company’s sales mix.

Selling and Marketing Expenses.  Selling and marketing expenses were 11.4% of sales in the third quarter of fiscal 2012, compared with 14.4% of sales for the same period in fiscal 2011.  For the first nine months of fiscal 2012, selling and marketing costs were 11.6% of sales, compared with 14.0% of sales for the same period of fiscal 2011. Sales and marketing costs decreased by 15% in relation to the 8% increase in net sales for the third quarter of fiscal 2012, and decreased by 4% in relation to the 16% increase in net sales for the first nine months of fiscal 2012. Although the breadth of the Company’s fall product launch was in line with both its recent launches and with its internal product release schedule, efficiencies from lower marketing collateral costs, as well as reductions in branding costs were of a sufficient magnitude to reduce overall cost levels.

General and Administrative Expenses.  General and administrative expenses were 5.2% of sales in the third quarter of fiscal 2012 and 4.9% in the first nine months of fiscal 2012, compared with 4.9% of sales in the prior year’s third quarter and 5.3% of sales in the prior year’s first nine months. The Company’s general and administrative costs increased by 16% during the third quarter and 9% during the first nine months of fiscal 2012 compared with the prior year, driven by increased incentive-based compensation expenses.  As of January 31, 2012, the Company had approximately $0.1 million of accounts with aggregate receivables from customers with a higher perceived level of risk.

Effective Income Tax Rates.  The Company’s effective income tax rates for the third quarter and first nine months of fiscal 2012 were 41.8% and 38.5%, respectively, as compared with 37.4% and 38.0%, respectively, in the comparable periods of fiscal 2011.  The higher effective tax rates in fiscal 2012 were the result of more favorable permanent tax differences and changes driven by the restructuring charges.

Outlook.  The Company expects the continuing impact of housing supply overhang, unemployment and weak consumer confidence will cause the remodeling market for its products to remain subdued until these conditions are resolved.  The Company expects that total housing starts during fiscal 2012 will increase by approximately 12%.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash, cash equivalents and restricted cash totaled $73.6 million at January 31, 2012, representing a $3.8 million increase from its April 30, 2011 balance, and a $6.6 million increase from January 31, 2011.  At January 31, 2012, total long-term debt (including current maturities) was $24.9 million, down $0.7 million from its balance at April 30, 2011 and down $0.8 million from January 31, 2011.  The Company’s ratio of long-term debt to total capital was 15.1% at January 31, 2012 compared with 13.8% at April 30, 2011.

The Company’s main source of liquidity is its existing cash and cash equivalents on hand and cash generated from its operating activities. The Company maintains a $35 million secured revolving credit facility with Wells Fargo Bank, N.A. (Wells Fargo). Pursuant to the terms of the Wells Fargo credit facility, $14.4 million of the Company’s cash served as security for borrowings under this facility and was classified as restricted cash at both January 31, 2012 and April 30, 2011.

Cash provided by operating activities in the first nine months of fiscal 2012 was $13.4 million, compared with $7.7 million in the comparable period of fiscal 2011.  The prior year’s operating cash flows included the beneficial impact of approximately $7 million of incremental tax refunds received. Excluding this impact, the Company’s operating activities generated an additional $12.7 million of increased cash during the first nine months of fiscal 2012, driven primarily by the $8.1 million reduction in the Company’s net loss excluding restructuring charges, as well as the timing of cash receipts and disbursements. Of the Company’s $10.3 million in restructuring charges recorded during the third quarter of fiscal 2012, only $0.1 million of cash was expended as of January 31, 2012.

The Company’s primary investing activities are capital expenditures and investments in promotional displays.  Cash used for capital expenditures and promotional displays was $7.6 million in the first nine months of fiscal 2012, compared with $4.3 million in the comparable period of fiscal 2011. The increase of $3.3 million was driven by an increase of  $1.6 million in capital outflows, combined with the absence of $1.5 million in proceeds received in the prior year from the sale of a closed plant. Capital expenditures made in both nine-month periods of fiscal 2011 and 2012 did not include any new plant construction activities.  The Company expects its investments in capital expenditures and promotional displays for fiscal 2012 will increase to approximately $10 million for fiscal 2012, up from $8.4 million in fiscal 2011.

The Company generated positive free cash flow (defined as net cash provided by operating activities less net cash used for investing activities) of $5.8 million in the first nine months of fiscal 2012, compared with $3.4 million in the first nine months of fiscal 2011.  Excluding the prior year impact from the increased income tax refund and the building sale which aggregated $8.5 million, the Company’s free cash flow improved by $10.9 million during the first nine months of fiscal 2012, driven primarily by the $8.1 million reduction in its net loss before restructuring charges and the timing of cash receipts and disbursements.

The Company’s financing activities typically consist of returning a portion of its free cash flow to its shareholders and repayments of debt, net of any proceeds received from the exercise of stock options.  During the first nine months of fiscal 2012, net cash used for financing activities was $2.0 million, compared with net cash used in the comparable period of fiscal 2011 of $4.1 million.  The primary use of cash for financing activities during both periods was to return cash to the Company’s shareholders in the form of dividends.  Despite the Company’s strong liquidity and positive free cash flow, the Company’s Board of Directors elected to suspend the Company’s regular quarterly dividend during its meeting on August 25, 2011.  This decision was made in consideration of recent events, both in the US and abroad, that have significantly increased the level of economic uncertainty and reduced consumer confidence.  The determination as to the payment and amount the amount of any future dividends will be made by the Board of Directors from time to time and will depend on the Company’s then-current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors.  The Company made no repurchases of its common stock during either period and had $93.3 million of remaining stock repurchases authorized by its Board of Directors as of January 31, 2012.

The Company can borrow up to $35 million under its revolving credit facility with Wells Fargo; however, its aggregate debt under the credit facility cannot exceed the collateral value of the Company’s cash and specified investments held in accounts pledged to Wells Fargo. At January 31, 2012, $10 million of loans and $3.7 million of letters of credit were outstanding under the credit facility, and $14.4 million of the Company’s cash was held as security. Effective January 3, 2012, Wells Fargo amended the Company’s credit facility to extend the maturity date for principal amounts due under the facility from December 31, 2012 to December 31, 2015 and increase the required ratio of the Company’s total liabilities to its tangible net worth to be a maximum of 1.5 to 1.0, up from its previous requirement of a maximum of 0.9 to 1.0.  Under the terms of the amended credit facility, the Company must now maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth not greater than 1.5 to 1.0 and must comply with other customary affirmative and negative covenants. The Company’s ratio of total liabilities to tangible net worth at January 31, 2012 was 0.9 to 1.0. The credit facility does not limit the Company’s ability to use unrestricted cash to pay dividends or repurchase its common stock as long as the Company maintains the required ratio of total liabilities to tangible net worth. As of January 31, 2012, the Company was in compliance with all covenants specified in the credit facility.

The Company’s cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations, fund obligations created by the Company’s recent restructuring activity, and fund capital expenditures for the remainder of fiscal 2012.

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

(a)
Interest commitments under interest bearing debt consist of interest under the Company’s primary loan agreement, term loans and capitalized lease agreements. Amounts outstanding under the Company’s revolving credit facility, $10 million at April 30, 2011, bear a variable interest rate determined by the London Interbank Offered Rate (LIBOR) plus 1.25%. Interest under the Company’s term loans and capitalized lease agreements is fixed at rates between 2% and 6%.  Interest commitments under interest bearing debt for the Company’s revolving credit facility are at LIBOR plus the spread in effect as of April 30, 2011, throughout the remaining term of the facility.  During the quarter ended January 31, 2012, the Company’s revolving credit facility was amended and the maturity date was extended to December 31, 2015.

(b)
The estimated cost of the Company’s two defined benefit pension plans is determined annually based upon the discount rate and other assumptions at fiscal year end.  During the quarter ended January 31, 2012, the Company announced the decision to freeze both pension plans as of April 30, 2012.  As a result, aggregate future pension funding contributions are estimated to be made as follows: 2013-2014, $13.6 million; 2015-2016, $11.3 million; 2017, $5.2 million.  The remaining future pension funding contributions beyond 2017 have not been determined at this time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Since the fiscal year ended April 30, 2011, the Company had no material exposure to changes in interest rates for its debt agreements.

The Company does not currently use commodity or interest rate derivatives or similar financial instruments to manage its commodity price or interest rate risks.  See “Seasonal and Inflationary Factors” in Management’s Discussion and Analysis if Financial Condition and Results of Operations above for additional information regarding the effects inflation and commodity price fluctuations have on the costs of the Company’s products.

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2012.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.  In addition, there have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Manufacturing realignments and cost savings programs similar to the Company’s 2012 Restructuring Plan could result in a decrease in the Company’s near-term earnings and liquidity.  The Company continually reviews its manufacturing operations. These reviews could result in manufacturing realignments and cost savings programs, such as the consolidation and integration of facilities, functions, systems, or procedures, which in turn could result in a charge that would decrease near-term earnings and liquidity until the expected cost reductions are achieved. Any such realignments would likely result in significant costs including, among others, severance, impairment, exit, and disposal costs and capital expenditures.

Impairment charges could reduce the Company’s profitability.  The Company has significant long-lived tangible, intangible and deferred tax assets recorded on its balance sheets. If operating results decline or if the Company decides to restructure results as it did with the 2012 Restructuring Plan, the Company could incur impairment charges, which could have a material impact on its financial results. The Company evaluates the recoverability of the carrying amount of its long-lived tangible, intangible and deferred tax assets on an ongoing basis. The outcome of future reviews could result in substantial impairment charges. Impairment assessments inherently involve judgments as to assumptions about market conditions and the Company’s ability to generate future cash flows and profitability, given those assumptions. Future events and changing market conditions may impact the Company’s assumptions as to prices, costs or other factors that may result in changes in the Company’s estimates. Although the Company believes the assumptions used in testing for impairment are reasonable, significant changes in these assumptions could produce a significantly different result.

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

Additional risks and uncertainties that may affect the Company’s business, results of operations and financial condition are discussed elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011, including in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Forward-Looking Statements,” and “Outlook for Fiscal 2012.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 24, 2007, the Company announced that the Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s common stock.  This authorization has no expiration date.  In the third quarter of fiscal 2012, the Company did not repurchase any shares under this authorization.  At January 31, 2012, $93.3 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.

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

10.1	Amendment to Revolving Line of Credit Note and Credit Agreement, dated as of January 3, 2012, between the Company and Wells Fargo Bank, National Association. (Filed Herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements (Filed Herewith).#

# Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/Jonathan H. Wolk
Jonathan H. Wolk
Senior Vice President and Chief Financial Officer

Date: March 1, 2012
Signing on behalf of the
registrant and as principal
financial and accounting officer