Form 10-K
period 2012-04-30
AMERICAN WOODMARK CORP
filed 2012-06-29
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2012
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
Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ]  No [X]

The aggregate market value of the registrant's Common Stock, no par value, held by non-affiliates of the registrant as of October 31, 2011, the last business day of the Company’s most recent second quarter was $184,148,508.

As of June 18, 2012, 14,395,273 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 23, 2012 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

American Woodmark currently offers framed stock cabinets in approximately 550 different cabinet lines, ranging in price from relatively inexpensive to medium-priced styles. Styles vary by design and color from natural wood finishes to low-pressure laminate surfaces. The product offering of stock cabinets includes 86 door designs in 18 colors. Stock cabinets consist of a common box with standard interior components and a maple, oak, cherry, or hickory front frame, door and/or drawer front.

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

In recognition of the cyclicality of the housing industry, the Company’s policy is to operate with a minimal amount of financial leverage.  The Company regularly maintains a debt to capital ratio of well below 20%, and working capital exclusive of cash of less than 6% of net sales.  At April 30, 2012, debt to capital was 15.5%, and working capital net of cash was 1.0% of net sales.

During the last fiscal year, American Woodmark had two primary customers, The Home Depot and Lowe’s Companies, Inc., which together accounted for approximately 68% of the Company’s sales in its fiscal year ended April 30, 2012 (fiscal 2012). The loss of either customer would have a material adverse effect on the Company.

As of May 31, 2012, the Company had 3,791 employees. Less than 1% of the Company’s employees are represented by labor unions. The Company believes that its employee relations are good.

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

There are a number of business risks and uncertainties that may affect the Company’s business, results of operations and financial condition. These risks and uncertainties could cause future results to differ from past performance or expected results, including results described in statements elsewhere in this report that constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Additional risks and uncertainties not presently known to the Company or currently believed to be immaterial also may adversely impact the business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on the Company’s business, financial condition, and results of operations. These risks and uncertainties, which the Company considers to be most relevant to specific business activities, include, but are not limited to, the following, as well as additional risk factors included in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."  Additional risks and uncertainties that may affect the Company’s business, results of operations and financial condition are discussed elsewhere in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Forward-Looking Statements,” “Market Risks,” and “Outlook for Fiscal 2013.”

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

 Prolonged economic downturns may adversely impact the Company’s sales, earnings and liquidity.  Through fiscal year 2012, the Company’s sales levels have fallen 38% from their peak levels in 2006.  The Company’s industry historically has been cyclical in nature and has fluctuated with economic cycles, including the current housing downturn. During economic downturns, the Company’s industry could experience longer periods of recession and greater declines than the general economy. The Company believes that its industry is significantly influenced by economic conditions generally and particularly by housing activity, consumer confidence, the level of personal discretionary spending, demographics and credit availability. These factors not only may affect the ultimate consumer of the Company’s products, but also may impact home centers, builders and the Company’s other primary customers. As a result, a continuation or worsening of current conditions could adversely affect the Company’s sales and earnings as well as its cash flow and liquidity.

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

The loss of, or a reduction in business from, either of the Company’s key customers would have a material adverse effect upon its business.  The size and importance to the Company of its two largest customers is significant. These customers could make significant changes in their volume of purchases and could otherwise significantly affect the terms and conditions on which the Company does business. Sales to The Home Depot and Lowe’s Companies, Inc. were approximately 68% of total company sales for fiscal 2012. Although builders, dealers, and other retailers represent other channels of distribution for the Company's products, an unplanned loss of a substantial portion of sales to The Home Depot or Lowe’s Companies, Inc. would have a material adverse impact on the Company.

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

Impairment charges could reduce the Company’s profitability.  The Company has significant long-lived assets, including deferred tax assets, recorded on its balance sheets. If operating results decline or if the Company decides to restructure results as it did with the 2012 Restructuring Plan, the Company could incur impairment charges, which could have a material impact on its financial results. The Company evaluates the recoverability of the carrying amount of its long-lived assets on an ongoing basis. The outcome of future reviews could result in substantial impairment charges. Impairment assessments inherently involve judgments as to assumptions about market conditions and the Company’s ability to generate future cash flows and profitability, given those assumptions. Future events and changing market conditions may impact the Company’s assumptions as to prices, costs or other factors that may result in changes in the Company’s estimates. Although the Company believes the assumptions used in testing for impairment are reasonable, significant changes in these assumptions could produce a significantly different result.

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

American Woodmark leases its Corporate Office located in Winchester, Virginia. In addition, the Company leases 1 manufacturing facility in Hardy County, West Virginia and owns 8 manufacturing facilities located primarily in the eastern United States.  The Company also leases 9 primary service centers, 2 satellite service centers, and 3 additional office centers located throughout the United States that support the sale and distribution of products to each market channel. The Company considers its properties suitable for the business and adequate for its needs.

Primary properties as of April 30, 2012 include:

LOCATION	DESCRIPTION
Allegany County, MD	Manufacturing Facility
Berryville, VA	Service Center*
Coppell, TX	Service Center*
Gas City, IN	Manufacturing Facility
Hardy County, WV	Manufacturing Facility*
Houston, TX	Satellite Service Center*
Humboldt, TN	Manufacturing Facility
Huntersville, NC	Service Center*
Jackson, GA	Manufacturing Facility
Kingman, AZ	Manufacturing Facility
Kennesaw, GA	Service Center*
Montgomeryville, PA	Service Center*
Monticello, KY	Manufacturing Facility
Orange, VA	Manufacturing Facility
Orlando, FL	Service Center*
Raleigh, NC	Satellite Service Center*
Phoenix, AZ	Service Center*
Rancho Cordova, CA	Service Center*
Tampa, FL	Service Center*
Toccoa, GA	Manufacturing Facility
Winchester, VA	Corporate Office*
Winchester, VA	Office (Customer Service)*
Winchester, VA	Office (MIS)*
Winchester, VA	Office (Product Dev./Logistics)*

*Leased facility.

In addition, American Woodmark owns three manufacturing facilities that are permanently closed.

Item 3.	LEGAL PROCEEDINGS

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

The Company believes that the aggregate range of estimated loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of April 30, 2012.

Also see the information under “Legal Matters” under “Note K – Commitments and Contingencies” to the Consolidated Financial Statements included in this report under Item 8, “Financial Statements and Supplementary Data.”

Item 4.	MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the Company are elected by the Board of Directors and generally hold office until the next annual election of officers. There are no family relationships between any executive officer and any other officer or director of the Company or any arrangement or understanding between any executive officer and any other person pursuant to which such officer was elected. The executive officers of the Company as of April 30, 2012 are as follows:

Name	Age	Position(s) Held During Past Five Years
Kent B. Guichard	56
Company Chairman, President and Chief Executive Officer from August 2009 to present; Company President and Chief Executive Officer from August 2007 to August 2009; Company President and Chief Operating Officer from August 2006 to August 2007;  Company Executive Vice President and Chief Operating Officer from August 2005 to August 2006; Company Director from November 1997 to present.

Jonathan H. Wolk	50
Company Senior Vice President and Chief Financial Officer from September 2010 to present; Company Vice President and Chief Financial Officer from December 2004 to September 2010; Company Corporate Secretary from May 2005 to present.

S. Cary Dunston	47
Company Senior Vice President, Manufacturing and Supply Chain Services from October 2006 to present; Vice President, Global Operations of Diamond Innovations (a private supplier of industrial diamonds) from March 2005 to September 2006.

Bradley S. Boyer	54
Company Senior Vice President, Sales and Marketing Remodel from September 2010 to present; Company Vice President, Remodeling Sales and Marketing from July 2008 to September 2010; Company Vice President, Home Center Sales and Marketing from January 2005 to July 2008.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

American Woodmark Corporation common stock is quoted on The NASDAQ Global Select Market under the “AMWD” symbol. Common stock per share market prices and cash dividends declared during the last two fiscal years were as follows:

	MARKET PRICE		DIVIDENDS
(in dollars)	High	Low	DECLARED

FISCAL 2012
First quarter	$22.51	$15.73	$0.09
Second quarter	19.87	11.53	0.00
Third quarter	17.99	10.88	0.00
Fourth quarter	19.52	13.19	0.00

FISCAL 2011
First quarter	$25.41	$15.51	$0.09
Second quarter	20.56	15.00	0.09
Third quarter	25.16	17.09	0.09
Fourth quarter	21.99	18.12	0.09

As of May 18, 2012, there were approximately 5,100 shareholders of record of the Company's common stock. Included are approximately 64% of the Company's employees, who are shareholders through the American Woodmark Stock Ownership Plan. The Company paid dividends on its common stock during each fiscal quarter of 2011 and the first quarter of 2012 presented above. The Company suspended the dividend during fiscal 2012.  The determination as to the payment and the amount of any future dividends will be made by the Board of Directors from time to time and will depend on the Company’s then-current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors.

On August 24, 2007, the Company announced that the Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s common stock.  This authorization has no expiration date.  In the fourth quarter of 2012, the Company did not repurchase any shares under this authorization.  At April 30, 2012, $93.3 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.

Item 6.	SELECTED FINANCIAL DATA

FISCAL YEARS ENDED APRIL 30
(in millions, except per share data)	2012	1, 2	2011	2	2010	2	2009	2	2008
FINANCIAL STATEMENT DATA
Net sales	$515.8	$452.6	$406.5	$545.9	$602.4
Income (loss) before income taxes	(33.3)	(30.0)	(37.1)	(6.2)	5.7
Net income (loss)	(20.8)	(20.0)	(22.3)	(3.2)	4.3
Earnings (loss) per share:
Basic	(1.45)	(1.40)	(1.58)	(0.23)	0.30
Diluted	(1.45)	(1.40)	(1.58)	(0.23)	0.29
Depreciation and amortization expense	23.4	26.7	30.9	35.1	35.2
Total assets	265.1	268.4	282.4	303.7	314.8
Long-term debt, less current maturities	23.8	24.7	25.6	26.5	26.0
Total shareholders’ equity	130.0	154.0	175.3	203.7	214.6
Cash dividends declared per share	0.09	0.36	0.36	0.36	0.33
Average shares outstanding
Basic	14.3	14.3	14.1	14.1	14.5
Diluted	14.3	14.3	14.1	14.1	14.5
PERCENT OF SALES
Gross profit	12.9%	11.7%	12.0%	16.4%	17.1%
Selling, general and administrative expenses	16.2	18.5	20.5	15.9	16.4
Income (loss) before income taxes	(6.4)	(6.6)	(9.1)	(1.1)	0.9
Net income (loss)	(4.0)	(4.4)	(5.5)	(0.6)	0.7
RATIO ANALYSIS
Current ratio	2.2	2.4	2.5	2.6	2.6
Inventory turnover3	19.2	16.1	12.3	11.5	9.7
Collection period – days4	30.0	30.1	32.9	33.5	31.9
Percentage of capital (long-term debt plus equity):
Long-term debt, less current maturities	15.5%	13.8%	12.7%	11.5%	10.8%
Equity	84.5	86.2	87.3	88.5	89.2
Return on equity (average %)	(14.6)	(12.2)	(11.8)	(1.5)	1.9

1
The Company announced plans to realign its manufacturing network during fiscal 2012.  The impact of these initiatives in fiscal 2012 increased operating loss, net loss and loss per share by $15,917,000, $9,710,000 and $0.68, respectively.

2
The Company performed a reduction-in-force of salaried personnel and announced plans to realign its manufacturing network during fiscal 2009.  The impact of these initiatives in fiscal 2009 reduced operating income (loss), net income (loss) and earnings (loss) per share by $9,743,000, $6,050,000 and $0.43, respectively.  During fiscal 2010, these same initiatives increased operating loss, net loss and loss per share by $2,808,000, $1,722,000 and $0.12, respectively.  During fiscal 2011, these same initiatives increased operating loss, net loss and loss per share by $62,000, $39,000 and $0.00, respectively.  During fiscal 2012, these same initiatives increased operating loss, net loss and loss per share by $404,000, $246,000 and $0.01, respectively.

3	Based on the average of beginning and ending inventory.
4	Based on the ratio of average monthly customer receivables to average sales per day.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain income and expense items as a percentage of net sales:

	PERCENTAGE OF NET SALES
	Fiscal Years Ended April 30
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales and distribution	87.1	88.3	88.0
Gross profit	12.9	11.7	12.0
Selling and marketing expenses	11.3	13.5	14.0
General and administrative expenses	4.9	5.0	6.5
Restructuring charges	3.2	0.0	0.7
Operating loss	(6.5)	(6.8)	(9.2)
Interest expense/other (income) expense	(0.1)	(0.2)	(0.1)
Loss before income taxes	(6.4)	(6.6)	(9.1)
Income tax benefit	(2.4)	(2.2)	(3.6)
Net loss	(4.0)	(4.4)	(5.5)

The following discussion should be read in conjunction with the Five-Year Selected Financial Information and the Consolidated Financial Statements and the related notes contained elsewhere herein.

Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “would,” “plan,” “may,” or other similar words. Forward-looking statements contained in this annual report, including Management’s Discussion and Analysis, are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements.  In addition, the Company participates in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings or deterioration in financial condition.  These include but are not limited to: (1) general economic or business conditions and instability in the financial and credit markets, including their potential impact on our (i) sales and operating costs and access to financing; and (ii) customers and suppliers and their ability to obtain financing or generate the cash necessary to conduct their respective businesses; (2) the cyclical nature of the Company’s industry, which is particularly sensitive to changes in consumer confidence, the amount of consumers’ income available for discretionary purchases, and the availability and terms of consumer credit; (3) economic weakness in a specific channel of distribution; (4) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor; (5) risks associated with domestic manufacturing operations, including fluctuations in capacity utilization and the prices and availability of key raw materials as well as fuel, transportation, warehousing and labor costs and environmental compliance and remediation costs; (6) the need to respond to price or product initiatives launched by a competitor; (7) the Company’s ability to successfully implement initiatives related to increasing market share, new products, maintaining and increasing its sales force and new product displays; and (8) sales growth at a rate that outpaces the Company’s ability to install new capacity or a sales decline that requires reduction or realignment of the Company’s manufacturing capacity. Additional information concerning the factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report, including elsewhere in “Management’s Discussion and Analysis” and also in the Company’s most recent annual report on Form 10-K for the fiscal year ended April 30, 2012, filed with the U.S. Securities and Exchange Commission (SEC), including Item 1A, “Risk Factors,” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.” While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a material adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers, major builders and home manufacturers and through a network of independent dealers and distributors. At April 30, 2012, the Company operated 9 manufacturing facilities and 9 service centers across the country.

During the Company’s fiscal year that ended on April 30, 2012 (fiscal 2012), the Company experienced a continuation of difficult housing market conditions that have prevailed since the housing market peaked in 2006, although the outlook has begun to trend more positively.

Positive factors included:

•	Creation of approximately 2.0 million private sector jobs in the U.S. during the Company’s fiscal 2012 (according to the U.S. Department of Labor);

•	Creation of over 1.1 million new U.S. households during calendar 2011, compared with less than 0.8 million new households during the two preceding years combined (according to the U.S. Census Bureau);

•
An 8.8% improvement in Gross Private Residential Fixed Investment reported by the U.S. Department of Commerce during the first quarter of calendar 2012, compared with the same quarter one year ago; and

•
Increases in total housing starts and single family housing starts during the Company’s fiscal 2012 of 17% and 4%, respectively, as compared to the Company’s fiscal 2011, according to the U.S. Department of Commerce.

Negative factors included:

•	The median price of existing homes sold in the U.S. declined for the 6th consecutive year during the Company’s fiscal 2012, according to data provided by the National Association of Realtors;

•	Consumer confidence, as reported by the University of Michigan, averaged a lower level during the Company’s fiscal 2012 than in fiscal 2011; and

•
Cabinet sales, as reported by members of the Kitchen Cabinet Manufacturers Association (KCMA), increased by less than 1% during fiscal 2012, inclusive of increased new construction sales and therefore indicative of lower remodeling sales.

Faced with these challenging market conditions, the Company’s largest remodeling customers and competitors continued to utilize an elevated level of sales promotions in the Company’s product category during fiscal 2012 to boost sales.  These promotions consisted of free products and cash discounts to consumers based upon the amount and/or type of cabinets they purchased. The Company also continued to participate in these promotional activities in order to remain competitive with competitors’ promotional offerings which have generally been richer than those offered by the Company. Price-conscious consumers generally responded to these promotional offerings, helping the Company to gain market share and realize increased sales volumes in fiscal 2012. The Company’s remodeling sales increased at a mid-single digit pace during fiscal 2012 in a remodeling market that appears to have declined from the prior year.

Despite market conditions that continue to be well below normal levels, the Company increased its net sales by 14% during fiscal 2012.  The Company realized strong sales gains in its new construction channel during fiscal 2012, where sales increased by more than 25%, significantly outpacing the improvement in single family housing starts. Management believes this result, combined with the Company’s increased remodeling sales, indicates the Company realized market share gains in both of its sales channels during fiscal 2012.

During the third quarter of fiscal 2012, the Company announced several initiatives designed to reduce its manufacturing capacity and its cost base, including the permanent closure of two manufacturing plants, the decision to place a previously closed manufacturing facility for sale, and the realignment of its retirement program, including the freezing of its pension plans.  Restructuring charges related to these actions have been reflected in the Company’s results.

Gross margin for fiscal 2012 was 12.9%, up from 11.7% in fiscal 2011.  The increase in the Company’s gross margin rate was driven by the beneficial impact of increased sales volume upon direct labor and manufacturing overhead costs, which more than offset the impact of rising materials, freight and sales promotional costs.

Although the present housing market downturn has continued at historic low levels of market activity, the Company believes that the long-term fundamentals for the American housing industry continue to remain positive, based upon continued population growth, job creation and household formation.  Based upon this belief, the Company has continued to invest in improving its operations and its capabilities to service its customers.  The Company remains focused on growing its market share and has continued to invest in developing and launching new products and expanding its marketing reach to new customers.

The Company regularly assesses its long-lived assets to determine if any impairment has occurred and regularly evaluates its deferred tax assets to determine whether a valuation allowance is necessary.  Although the Company generated an operating loss in fiscal 2012 in what may have been the bottom of the housing market, the Company expects that a combination of continued market share gains and lower costs resulting from its recent restructuring actions will enable it to return to profitability commencing with fiscal 2013.  As a result of its restructuring initiatives, the Company recorded total pre-tax restructuring costs of $16.3 million during fiscal 2012, including a pre-tax impairment charge of $7.9 million related to three of its manufacturing facilities that have been included in restructuring initiatives.  The Company has concluded that none of the long-lived assets pertaining to its other 9 remaining manufacturing plants or any of its other long-lived assets were impaired and that no valuation allowance on its deferred tax assets was necessary as of April 30, 2012.

Restructuring charges recorded in connection with the Company’s cost reduction initiatives aggregated $10.0 million net of tax in fiscal 2012, $0.0 million net of tax in fiscal 2011 and $1.7 million net of tax in fiscal 2010.  Exclusive of these charges, the Company generated a net loss of $(10.8) million in fiscal 2012, $(20.0) million in fiscal 2011 and $(20.6) million in fiscal 2010.

Results of Operations

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2012	2011	2010	2012 vs. 2011 PERCENTCHANGE	2011 vs. 2010 PERCENTCHANGE

Net sales	$515,814	$452,589	$406,540	14%	11%
Gross profit	66,475	52,751	48,921	26	8
Selling and marketing expenses	58,271	61,034	56,935	(5)	7
General and administrative expenses	25,329	22,709	26,434	12	(14)
Interest expense	527	572	637	(8)	(10)

Net Sales

Net sales were $515.8 million in fiscal 2012, an increase of $63.2 million, or 14%, compared with fiscal 2011.  Overall unit volume for fiscal 2012 was 9% higher than in fiscal 2011, driven primarily by the Company’s increased market share. Average revenue per unit increased 5% in fiscal 2012, driven by improvements in the Company’s product mix.

Net sales for fiscal 2011 increased 11% to $452.6 million from $406.5 million in fiscal 2010.  Overall unit volume for fiscal 2011 was 8% higher than in fiscal 2010, driven primarily by the Company’s increased market share.  Average revenue per unit increased 3% during fiscal 2011, driven primarily by shifts in product mix.

Gross Profit

Gross profit as a percentage of sales increased to 12.9% in fiscal 2012 as compared with 11.7% in fiscal 2011. The impact of increased sales volume in fiscal 2012 created improved labor efficiencies and more favorable absorption of manufacturing overhead costs, which were partially offset by increased sales promotion costs, material costs and diesel fuel. Specific changes and additional information included:

•
Labor and overhead costs improved by 3.7% as a percentage of net sales compared with the prior fiscal year, as increased sales volume caused increased productivity of direct labor and absorption of fixed overhead costs;

•
Materials and freight costs increased as a percentage of net sales by 1.8% during fiscal 2012 as compared with fiscal 2011, driven primarily by inflationary pressures in finishing materials, lumber, cartons, imported components, and diesel fuel; and

•
Sales promotion costs increased by 0.7% of net sales during fiscal 2012, as the Company chose to remain competitive with competitors’ promotional offerings to drive sales growth in a challenging market.  Sales promotions generally involved the use of free products or cash reimbursements back to the Company’s large retail customers and were deducted from gross margin as opposed to being classified as operating expenses.

During fiscal 2011, the Company’s gross profit declined as a percentage of net sales from 12.0% in fiscal 2010 to 11.7% in fiscal 2011.  The impact of increased sales volume in fiscal 2011 created improved labor efficiencies and more favorable absorption of manufacturing overhead costs, which were more than offset by increased sales promotion costs, material costs and diesel fuel. Specific changes and additional information included:

•	Sales promotion costs increased by 2.2% of net sales during fiscal 2011 due to extremely challenging market conditions and a highly competitive remodeling market;

•
Materials and freight costs increased as a percentage of net sales by 1.1% during fiscal 2011 as compared with fiscal 2010, driven primarily by increases in paint, cartons, particleboard, imported components, and diesel fuel; and

•
Labor and overhead costs improved by 3.0% as a percentage of net sales during fiscal 2011 compared with the prior fiscal year, as increased sales volume caused increased productivity of direct labor and absorption of fixed overhead costs.

Selling and Marketing Expenses

Selling and marketing expenses in fiscal 2012 were 11.3% of net sales, compared with 13.5% of net sales in fiscal 2011.  Selling and marketing costs decreased by 5% in relation to a 14% increase in net sales for fiscal 2012 as compared to fiscal 2011.  Although the breadth of the Company’s fiscal 2012 product launches was similar in scope to those of the prior fiscal year, efficiencies from lower marketing collateral and branding costs, as well as reductions in product display costs more than offset the increases in employee compensation and travel costs incurred by the Company in fiscal 2012.

Selling and marketing expenses were 13.5% of net sales in fiscal 2011 compared with 14.0% in fiscal 2010. The decreased cost as a percent of sales in fiscal 2011 was a result of increased sales levels, which generated favorable cost leverage.

General & Administrative Expenses

General and administrative expenses for fiscal 2012 increased by $2.6 million, or 12%, compared with fiscal 2011 and represented 4.9% of net sales, compared with 5.0% of net sales for fiscal 2011. The majority of the cost increase was related to increased pay-for-performance compensation.

General and administrative expenses in fiscal 2011 declined by $3.7 million or 14%, compared with fiscal 2010 and represented 5.0% of net sales, as compared with 6.5% of net sales for fiscal 2010. The majority of the decline was related to a reduction in incentive compensation and reduced bad debt and related costs pertaining to insolvent customers. As of both April 30, 2012 and 2011, the Company had receivables from customers with a higher perceived level of risk aggregating less than $0.1 million.

Effective Income Tax Rates

The Company generated a pre-tax loss of $33.3 million during fiscal 2012, including $16.3 million of restructuring charges.  The Company’s effective tax rate increased from 33.2% in fiscal 2011 to 37.6% in fiscal 2012, driven primarily by the impact of a tax basis adjustment, changes driven by restructuring charges, and the absence of favorability that occurred in fiscal 2011 relating to a loss carryback.

Outlook for Fiscal 2013

The Company follows several indices, including but not limited to housing starts, existing home sales, mortgage interest rates, new jobs growth, GDP growth and consumer confidence that it believes are leading indicators of overall demand for kitchen and bath cabinetry. The Company believes that while these indicators collectively suggest the long-term economic outlook for housing is positive, the near-term outlook for housing remains subdued.

The Company expects that the U.S. economy will continue to grow, that job creation will continue, and that the prices for existing homes will finally bottom during fiscal 2013. For fiscal 2013, the Company expects that the median price of existing homes sold will be flat with that of fiscal 2012, and that industry-wide cabinet remodeling sales will be roughly flat in fiscal 2013 after several years of declines. The Company expects that its remodeling market share will be stable in fiscal 2013 and that its remodeling unit sales will therefore approximate those of fiscal 2012.

The Company expects that single-family housing starts will continue to grow at a mid-single digit rate during fiscal 2013. The Company grew its new construction market share significantly during fiscal 2012 and expects that it will be able to grow its new construction sales at a high single digit rate in fiscal 2013 in a market that seems poised to grow at a slightly lesser rate.

Inclusive of the potential for modest sales mix and pricing improvements, the Company expects that it will grow its sales at a mid single digit rate in fiscal 2013. The Company’s operating loss exclusive of restructuring charges was $17.0 million in fiscal 2012. The Company expects that the savings realized from its fiscal 2012 restructuring will approximate this amount, creating the ability to break-even absent any sales growth. Because of the sales growth that is expected to occur, the Company expects to return to profitability during fiscal 2013, inclusive of expected adverse impacts from a continuing rise in material costs.

The Company plans to increase its capital expenditures from $9.9 million in fiscal 2012 to approximately $14 million in fiscal 2013, driven by increasing the number of sales display units deployed with customers and investing in machinery and equipment to enable production volume to increase.

The Company expects that its operating cash flow may decline, driven by the elimination of income tax refunds, increased pension plan funding requirements and increased working capital usage as the Company’s sales grow.

Additional risks and uncertainties that could affect the Company’s results of operations and financial condition are discussed elsewhere in this report, including under “Forward-Looking Statements,” elsewhere in “Management’s Discussion and Analysis” and also in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2012 filed with the SEC, under Item 1A,    “Risk Factors” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

Liquidity and Capital Resources

The Company’s cash, cash equivalents and restricted cash totaled $73.7 million at April 30, 2012, which represented an increase of $3.9 million from April 30, 2011.  Total debt was $24.7 million at April 30, 2012, $0.9 million lower than in the prior fiscal year and long-term debt, excluding current maturities, to capital was 15.5% at April 30, 2012, up from 13.8% at April 30, 2011.

The Company’s main source of liquidity is its cash and cash equivalents on hand and cash generated from its operating activities.

The Company maintains a $35 million secured revolving credit facility with Wells Fargo Bank, N. A. (Wells Fargo). Pursuant to the terms of the Wells Fargo credit facility, at April 30, 2012, $7.1 million of the Company’s cash served as security for borrowings under this facility and was classified as restricted cash.

OPERATING ACTIVITIES

Primarily because of its non-cash operating expenses that are included in net income, the Company’s cash provided by operating activities has historically been considerably higher than the Company’s net income.  During the three-year period ended April 30, 2012, the Company generated a total of $30.5 million in cash from operating activities, as compared with a cumulative net loss during this period of $63.1 million.  Of the $93.7 million difference between these two amounts, $92.8 million related to non-cash depreciation and amortization and stock-based compensation expense.

Cash provided by operating activities in fiscal 2012 was $16.1 million, compared with $13.2 million in fiscal 2011. The $2.9 million improvement was primarily attributable to the reduction in the Company’s operating loss exclusive of restructuring charges of $13.9 million. This improvement was offset in part by reductions in proceeds from income tax refunds of $7.1 million, from increasing funding to its pension plans of $2.9 million, and from funding restructuring costs of $1.2 million.

Cash provided by operating activities in fiscal 2011 was $13.2 million, compared with $1.3 million in fiscal 2010.  The $11.9 million increase in cash provided by operating activities was primarily attributable to the $2.3 million decrease in net loss, proceeds of $8.8 million collected from income tax refunds and the absence of payments made in relation to the Company’s cost reduction initiatives in the prior fiscal year of approximately $9 million.  A $9.8 million increase in the Company’s net working capital investment in inventory and customer receivables partially offset these improvements.

INVESTING ACTIVITIES

The Company’s investing activities primarily consist of capital expenditures and investments in promotional displays. Net cash used by investing activities in fiscal 2012 was $9.9 million, compared with $5.5 million in fiscal 2011 and $11.5 million in fiscal 2010. Investments in property, plant and equipment for fiscal 2012 were $6.7 million, compared with $5.0 million in fiscal 2011 and $2.9 million in fiscal 2010. Investments in promotional displays were $3.3 million in fiscal 2012, compared with $3.5 million in fiscal 2011 and $8.7 million in fiscal 2010.

During fiscal 2012, the Company’s increased investment in capital expenditures was driven by machinery purchases that helped enable the recent plant closures to occur.  The remainder of the increase in net cash invested during fiscal 2012 was due to the absence of $2.9 million of proceeds received during fiscal 2011 from the sale of two previously closed manufacturing plants.

The Company generated positive free cash flow (defined as cash provided by operating activities less cash used for investing activities) of $6.1 million during fiscal 2012, compared with positive $7.7 million in fiscal 2011 and negative $10.2 million in fiscal 2010. The reduction in fiscal 2012 was driven by increased net outflows used for investing activities that more than offset net improvements in cash provided by operating activities. Exclusive of the adverse change in tax refunds, pension contributions, cash used for restructuring activities and declines due to building sale proceeds, free cash flow generated during fiscal 2012 improved by approximately $14 million compared with fiscal 2011. The improvement in fiscal 2011 compared with fiscal 2010 of $17.9 million was primarily driven by the absence of cash paid for restructuring activities aggregating $9 million, coupled with a reduction in net cash used for investing activities of $6 million.

FINANCING ACTIVITIES

The Company’s financing activities have typically consisted of returning a portion of its free cash flow to its shareholders in the form of cash dividends and repayments of debt, net of any proceeds received from the exercise of stock options.

The Company provided $5.1 million from financing activities in fiscal 2012, compared with using $5.5 million for financing activities in fiscal 2011.  The primary financing activity that generated cash in fiscal 2012 was the release of $7.4 million of restricted cash previously used to secure the Company’s credit facility. The Company’s outflows of $1.0 million to service its debt and $1.3 million to pay dividends served to reduce the net cash flow from financing activities to $5.1 million in fiscal 2012.

The Company used $5.5 million for financing activities in fiscal 2011, including $5.1 million to pay dividends and $0.9 million to service its debt, offset in part by proceeds received from issuance of its common stock. The Company used $19.4 million for financing activities in fiscal 2010, driven by having $14.4 million of its cash become restricted as security for its credit facility and paying dividends of $5.1 million.

Despite the Company’s strong liquidity and positive free cash flow, the Company’s assessment of the U.S. economy and the continued difficulties in the housing market caused it to suspend its dividend and restructure its operations during fiscal 2012. As a result of these actions, the Company believes that it has the capability to operate profitably, generate satisfactory levels of operating cash flow to fund increased levels of capital expenditures, and still have ample remaining manufacturing capacity to grow its sales revenue by approximately 50% from present levels. To the extent that the Company determines that it is carrying excess cash in relation to its future operational and other needs, then the Company’s Board of Directors will consider returning some or all of the excess cash to its shareholders in the form of either stock repurchases or future dividends. The Company is authorized to repurchase its stock under an authorization approved by its Board of Directors in 2007 of up to $93.3 million. The Company made no stock repurchases in fiscal 2011 or 2012.

The Company can borrow up to $35 million under the Wells Fargo credit facility; however, the Company must maintain cash and specified investments held in accounts pledged to Wells Fargo having a collateral value of at least 50% of the Company’s aggregate indebtedness and other obligations to Wells Fargo.  At April 30, 2012, $10 million of loans and $3.7 million of letters of credit were outstanding under the Wells Fargo facility and $7.1 million of the Company’s cash was held as security.

On May 29, 2012, the Company and Wells Fargo amended the credit facility and modified related security arrangements. Effective as of April 26, 2012, the amount of cash and securities required to be held as security was reduced from 100% to 50% of the Company’s outstanding indebtedness and other obligations to Wells Fargo. As a result, the Company’s restricted cash was reduced by $7.4 million to $7.1 million as of the fiscal year end. The Company also agreed to pledge substantially all of its assets as security for the Company’s indebtedness and other obligations to Wells Fargo. Effective as of May 29, 2012, the amendment to the credit facility reduced the allowable ratio of the Company’s total liabilities to its tangible net worth to a maximum of 1.4 to 1.0 at the end of each fiscal quarter, added a requirement for the Company to maintain a ratio of cash flow to fixed charges of not less than 1.25 to 1.0 at the end of each fiscal quarter on a rolling four-quarter basis and added a requirement that the Company maintain an asset coverage ratio of not less than 1.47 to 1.0 at the end of each calendar month.

The Company was in compliance with all covenants specified in the amended credit facility as of April 30, 2012, as follows: (1) the Company’s ratio of total liabilities to tangible net worth at April 30, 2012 was 1.0 to 1.0; (2) cash flow to fixed charges for its most recent four quarters was 1.35 to 1.0; and (3) its asset coverage ratio as of April 30, 2012 was 4.89 to 1.0.

The credit facility does not limit the Company’s ability to use unrestricted cash to pay dividends or repurchase its common stock as long as the Company is in compliance with these covenants.

Cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations and fund capital expenditures for fiscal 2013.

The timing of the Company’s contractual obligations as of April 30, 2012 is summarized in the table below:

	FISCAL YEARS ENDED APRIL 30
(in thousands)	Total Amounts	2013	2014 –2015	2016 –2017	2018 and Thereafter
Revolving credit facility	$10,000	$--	$10,000	$--	$--
Economic development loans	3,524	--	--	2,234	1,290
Term loans	3,858	328	718	804	2,008
Capital lease obligations	7,283	547	1,131	1,140	4,465
Interest on long-term debt1	2,460	480	902	599	479
Operating lease obligations	13,729	3,665	6,206	3,803	55
Pension contributions2	30,410	7,350	11,970	11,090	--

Total	$71,264	$12,370	$30,927	$19,670	$8,297

1 Interest commitments under interest bearing debt consist of interest under the Company’s primary loan agreement, term loans and capitalized lease agreements. Amounts outstanding under the Company’s revolving credit facility, $10 million at April 30, 2012, bears a variable interest rate determined by the London Interbank Offered Rate (LIBOR) plus 1.25%. Interest under the Company’s term loans and capitalized lease agreements is fixed at rates between 2% and 6.5%.  Interest commitments under interest bearing debt for the Company’s revolving credit facility are at LIBOR plus the spread as of April 30, 2012, throughout the remaining term of the facility.

2 The estimated cost of the Company’s two defined benefit pension plans is determined annually based upon the discount rate and other assumptions at fiscal year end. Future pension funding contributions beyond 2017 have not been determined at this time.

MARKET RISKS

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

On April 30, 2012, the Company had no material exposure to changes in interest rates for its debt agreements.

The Company does not currently use commodity or interest rate derivatives or similar financial instruments to manage its commodity price or interest rate risks.

For additional discussion of risks that could affect the Company and its business, see “Forward-Looking Statements” above and “Risk Factors” in the Company’s most recent annual report on Form 10-K filed with the SEC.

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2012 and 2011, the Company had no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Management has chosen accounting policies that are necessary to give reasonable assurance that the Company’s operational results and financial position are accurately and fairly reported. The significant accounting policies of the Company are disclosed in Note A to the Consolidated Financial Statements included in this report. The following discussion addresses the accounting policies that management believes have the greatest potential impact on the presentation of the financial condition and operating results of the Company for the periods being reported and that require the most judgment.

Management regularly reviews these critical accounting policies and estimates with the Audit Committee of the Board of Directors.

Long-lived Asset Impairment.  The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  For purposes of assessing if impairment exists, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.  To determine whether an impairment has occurred, the Company compares estimates of the future undiscounted net cash flows of groups of assets to their carrying values.  The Company has not recognized impairments of long-lived assets in the last three years other than the impairments related to restructuring activities.

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

The Company’s Board of Directors approved the freezing of both defined benefit pension plans, effective as of April 30, 2012.  As a result, the Company re-measured its pension liability, updating the pension measurement assumptions, and recorded pension curtailment charges of $0.3 million during fiscal 2012.

The estimated expense, benefits and pension obligation of these plans are determined using various assumptions. The most significant assumptions are the long-term expected rate of return on plan assets, the discount rate used to determine the present value of the pension obligations and the future rate of compensation level increases. In fiscal 2012, the Company determined the discount rate by referencing the Aon Hewitt AA Bond Universe Yield Curve. Previously, the Company referred to the Hewitt Above Median Yield Curve in establishing the discount rate.  This change was caused by the merger of Aon and Hewitt and the corresponding elimination of the Hewitt Above Median Yield Curve.  The Company believes that using a yield curve approach accurately reflects changes in the present value of liabilities over time since each cash flow is discounted at the rate at which it could effectively be settled. The long-term expected rate of return on plan assets reflects the current mix of the plan assets invested in equities and bonds.

The following is a summary of the potential impact of a hypothetical 1% change in actuarial assumptions for the discount rate, expected return on plan assets and consumer price index:

(in millions)	IMPACT OF 1% INCREASE	IMPACT OF 1% DECREASE
(decrease) increase

Effect on annual pension expense	$(2.9)	$3.4

Effect on projected pension benefit obligation	$(19.3)	$24.5

Pension expense for fiscal 2012 and the assumptions used in that calculation are presented in Note H of the Consolidated Financial Statements.  At April 30, 2012, the discount rate was 4.66% compared to 5.66% at April 30, 2011. The expected return on plan assets was 7.5% at April 30, 2012, compared to 8.0% at April 30, 2011. The assumed rate of increase in compensation levels was 4.0% for the fiscal year ended April 30, 2012, unchanged from the prior fiscal year.

The projected performance of the Company’s pension plans is largely dependent on the assumptions used to measure the obligations of the plans and to estimate future performance of the plans’ invested assets. Over the past two measurement periods, the most material deviations between results based on assumptions and the actual plan performance have been as a result of the changes to the discount rate used to measure the plans’ benefit obligations and the actual return on plan assets.  Accounting guidelines require the discount rate to be set to market at each annual measurement date. From the fiscal 2010 to fiscal 2011 measurement dates, the discount rate decreased from 5.91% to 5.66%, and caused an actuarial loss of $4.5 million that was recognized in fiscal 2011. From the fiscal 2011 to fiscal 2012 measurement dates, the discount rate decreased from 5.66% at April 30, 2011 to 4.76% at December 31, 2011 and 4.66% at April 30, 2012, which caused an additional actuarial loss of $26.3 million.

The Company strives to balance expected long-term returns and short-term volatility of pension plan assets. Favorable and unfavorable differences between the assumed and actual returns on plan assets are generally amortized over a period no longer than the average life expectancy of the plans’ active participants. The actual rates of return on plan assets realized, net of investment manager fees, were 3.1%, 11.9% and 21.5% for fiscal years 2012, 2011 and 2010, respectively.

The fair value of plan assets at April 30, 2012 was $85.7 million compared to $83.3 million at April 30, 2011. The Company’s projected benefit obligation exceeded plan assets by $50.5 million in fiscal 2012 and $36.7 million in fiscal 2011. The $13.8 million increase in the Company’s net under-funded position during fiscal 2012 was driven by the Company’s $26.3 million actuarial losses, plus additional service benefits accruing of $5.3 million, offset in part by curtailments related to freezing the pension plans as of April 30, 2012, which stopped all future benefit accruals.  The Company expects its pension expense to decrease from $7.4 million in fiscal 2012 to $0.6 million in fiscal 2013, due to the elimination of future benefit accruals related to the freezing of the pension plans.  The Company expects to contribute $7.4 million to its pension plans in fiscal 2013, which represents required funding.  The Company made contributions of $2.9 million to its pension plans in fiscal 2012.  Under the requirements of the Pension Protection Act of 2006, the Company was not required to make contributions to its pension plans in fiscal 2011.

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

Valuation of Deferred Tax Assets.  The Company regularly considers the need for a valuation allowance against its deferred tax assets.  Based upon the Company’s analysis at April 30, 2012 and 2011, the Company determined in each case that a valuation allowance was not required.  The Company considered all available evidence, both positive and negative, in determining the need for a valuation allowance.  As a result of the Company’s recent restructuring activities plus prospects for sales growth, management expects the Company to return to profitability in fiscal 2013.  Based upon this analysis, management determined that it is more likely than not that the Company’s deferred tax assets will be realized through expected future income and the reversal of taxable temporary differences.  The Company will continue to update this analysis on a periodic basis and changes in expectations about future income or the timing of the reversal of taxable temporary differences could cause the Company to record a valuation allowance in a future period.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements.  Additionally, ASU 2011-05 eliminates the option to present comprehensive income and its components as part of the statement of shareholders’ equity.  The ASU does not change the items that must be reported in other comprehensive income.  ASU 2011-05 became effective for the Company beginning May 1, 2012.

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date of Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.”  The amendments were made to allow FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income.  Companies are required to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The costs of the Company’s products are subject to inflationary pressures and commodity price fluctuations.  The Company has generally been able, over time, to recover the effects of inflation and commodity price fluctuations through sales price increases.

On April 30, 2012, the Company had no material exposure to changes in interest rates for its debt agreements.

The Company does not currently use commodity or interest rate derivatives or similar financial instruments to manage its commodity price or interest rate risks.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	APRIL 30
(in thousands, except share and per share data)	2012	2011

ASSETS
Current Assets
Cash and cash equivalents	$66,620	$55,420
Customer receivables, net	32,533	31,067
Inventories	22,340	24,471
Income taxes receivable and other	2,523	3,799
Deferred income taxes	7,086	5,659
Total Current Assets	131,102	120,416

Property, plant and equipment, net	75,375	100,628
Restricted cash	7,064	14,419
Promotional displays, net	5,073	7,330
Deferred income taxes	34,969	21,178
Other assets	11,538	4,399
TOTAL ASSETS	$265,121	$268,370

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$19,492	$18,569
Current maturities of long-term debt	875	928
Accrued compensation and related expenses	21,963	15,607
Accrued marketing expenses	8,756	7,408
Other accrued expenses	8,135	8,332
Total Current Liabilities	59,221	50,844

Long-term debt, less current maturities	23,790	24,655
Defined benefit pension liabilities	50,547	36,726
Other long-term liabilities	1,543	2,180

Shareholders’ Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	--	--
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at April 30, 2012: 14,395,273 at April 30, 2011: 14,295,540	96,205	92,408
Retained earnings	61,422	83,495
Accumulated other comprehensive loss -
Defined benefit pension plans	(27,607)	(21,938)
Total Shareholders’ Equity	130,020	153,965
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$265,121	$268,370

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FISCAL YEARS ENDED APRIL 30
(in thousands, except per share data)	2012	2011	2010

Net sales	$515,814	$452,589	$406,540
Cost of sales and distribution	449,339	399,838	357,619
Gross Profit	66,475	52,751	48,921

Selling and marketing expenses	58,271	61,034	56,935
General and administrative expenses	25,329	22,709	26,434
Restructuring charges	16,321	62	2,808
Operating Loss	(33,446)	(31,054)	(37,256)

Interest expense	527	572	637
Other income	(685)	(1,666)	(838)
Loss Before Income Taxes	(33,288)	(29,960)	(37,055)

Income tax benefit	(12,502)	(9,942)	(14,714)

Net Loss	$(20,786)	$(20,018)	$(22,341)

SHARE INFORMATION
Net loss per share
Basic	$(1.45)	$(1.40)	$(1.58)
Diluted	(1.45)	(1.40)	(1.58)
Cash dividends per share	0.09	0.36	0.36

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS

				ACCUMULATED
(in thousands, except share data)				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
	SHARES	AMOUNT	EARNINGS	LOSS	EQUITY
Balance, May 1, 2009	14,094,449	$82,293	$136,074	$(14,685)	$203,682

Comprehensive Loss:
Net loss			(22,341)		(22,341)
Other comprehensive loss, net of tax:
Change in pension benefits				(6,793)	(6,793)
Total Comprehensive Loss					(29,134)

Stock-based compensation		4,392			4,392
Adjustments to excess tax benefit from stock-based compensation		(439)			(439)
Cash dividends			(5,090)		(5,090)
Exercise of stock-based compensation awards	54,070	719			719
Employee benefit plan contributions	56,943	1,188			1,188
Balance, April 30, 2010	14,205,462	$88,153	$108,643	$(21,478)	$175,318

Comprehensive Loss:
Net loss			(20,018)		(20,018)
Other comprehensive loss, net of tax:
Change in pension benefits				(460)	(460)
Total Comprehensive Loss					(20,478)

Stock-based compensation		3,995			3,995
Adjustments to excess tax benefit from stock-based compensation		(1,347)			(1,347)
Cash dividends			(5,130)		(5,130)
Exercise of stock-based compensation awards	27,401	394			394
Employee benefit plan contributions	62,677	1,213			1,213
Balance, April 30, 2011	14,295,540	$92,408	$83,495	$(21,938)	$153,965

Comprehensive Loss:
Net loss			(20,786)		(20,786)
Other comprehensive loss, net of tax:
Change in pension benefits				(5,669)	(5,669)
Total Comprehensive Loss					(26,455)

Stock-based compensation		3,413			3,413
Adjustments to excess tax benefit from stock-based compensation		(859)			(859)
Cash dividends			(1,287)		(1,287)
Exercise of stock-based compensation awards	19,410	12			12
Employee benefit plan contributions	80,323	1,231			1,231
Balance, April 30, 2012	14,395,273	$96,205	$61,422	$(27,607)	$130,020

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2012	2011	2010

OPERATING ACTIVITIES
Net loss	$(20,786)	$(20,018)	$(22,341)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,387	26,703	30,876
Net loss on disposal of property, plant and equipment	180	209	209
Impairment loss related to restructuring activities	7,913	--	--
(Gain) loss on sales of assets held for sale	111	(982)	--
Stock-based compensation expense	3,413	3,995	4,392
Deferred income taxes	(12,290)	(8,185)	(5,800)
Pension expense in excess of contributions	4,528	6,907	5,029
Tax benefit from stock-based compensation	--	(80)	(212)
Other non-cash items	867	(971)	(992)
Changes in operating assets and liabilities:
Customer receivables	(1,533)	(3,514)	(640)
Inventories	115	331	7,302
Income taxes receivable and other assets	(320)	5,709	(9,370)
Accounts payable	923	4,534	(1,035)
Accrued compensation, marketing and other accrued expenses	9,545	(1,442)	(6,126)
Net Cash Provided by Operating Activities	16,053	13,196	1,292

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(6,679)	(4,952)	(2,861)
Proceeds from sales of property, plant and equipment	15	3	131
Proceeds from sales of assets held for sale	56	2,939	--
Investment in promotional displays	(3,310)	(3,456)	(8,737)
Net Cash Used by Investing Activities	(9,918)	(5,466)	(11,467)

FINANCING ACTIVITIES
Payments of long-term debt	(1,021)	(892)	(10,859)
Proceeds from long-term debt	--	--	10,000
Change in restricted cash	7,355	--	(14,419)
Tax benefit from stock-based compensation	--	80	212
Proceeds from issuance of common stock and other	18	399	743
Payment of dividends	(1,287)	(5,130)	(5,090)
Net Cash Provided (Used) by Financing Activities	5,065	(5,543)	(19,413)

Net Increase/(Decrease) in Cash and Cash Equivalents	11,200	2,187	(29,588)

Cash and Cash Equivalents, Beginning of Year	55,420	53,233	82,821

Cash and Cash Equivalents, End of Year	$66,620	$55,420	$53,233

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

Advertising Costs:  Advertising costs are expensed as incurred. Advertising expenses for fiscal years 2012, 2011 and 2010 were $37.4 million, $30.0 million and $16.0 million, respectively.

Cash and Cash Equivalents:  Cash in excess of operating requirements is invested in money market accounts which are carried at cost (which approximates fair value). The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents were $31.8 million and $46.8 million at April 30, 2012 and 2011, respectively.

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

Impairment of Long-Lived Assets:  The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal years 2012, 2011 and 2010, the Company concluded no impairment existed, except for impairments related to restructuring activities.

Promotional Displays:  The Company invests in promotional displays in retail stores to demonstrate product features, product specifications, quality specifications and serve as a training tool for retail kitchen designers. The Company invests in these long-lived productive assets to provide the aforementioned benefits. The Company's investment in promotional displays is carried at cost less applicable amortization. Amortization is provided by the straight-line method on an individual display basis over periods of 30 to 36 months (the estimated period of benefit). Promotional display amortization expense for fiscal years 2012, 2011 and 2010 was $5.6 million, $7.9 million and $9.8 million, respectively, and is included in selling and marketing expenses.

Income Taxes:  The Company accounts for deferred income taxes utilizing the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statement amounts and the tax basis of assets and liabilities, using enacted tax rates in effect for the year in which these items are expected to reverse. At each reporting date, the Company evaluates the need for a valuation allowance to adjust deferred tax assets and liabilities to an amount that more likely than not will be realized.

Pensions:  The Company has two non-contributory defined benefit pension plans covering substantially all of the Company’s employees.  Both defined benefit pension plans were frozen effective April 30, 2012.  The Company recognizes the overfunded or underfunded status of its defined benefit pension plans, measured as the difference between the fair value of plan assets and the benefit obligation, in its consolidated balance sheets. The Company also recognizes the actuarial gains and losses and the prior service costs, credits and transition costs as a component of other comprehensive income (loss), net of tax.

Stock-Based Compensation:  The Company recognizes stock-based compensation expense based on the grant date fair value over the requisite service period.

Recent Accounting Pronouncements:  In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements.  Additionally, ASU 2011-05 eliminates the option to present comprehensive income and its components as part of the statement of shareholders’ equity.  The ASU does not change the items that must be reported in other comprehensive income.  ASU 2011-05 became effective for the Company beginning May 1, 2012.

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date of Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.”  The amendments were made to allow FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income.  Companies are required to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  All other requirements in ASU 2011-05 are not affected by ASU 2011-12.

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

Note B -- Customer Receivables

The components of customer receivables were:

	APRIL 30
(in thousands)	2012	2011
Gross customer receivables	$34,572	$33,039
Less:
Allowance for doubtful accounts	(93)	(67)
Allowance for returns and discounts	(1,946)	(1,905)

Net customer receivables	$32,533	$31,067

Note C -- Inventories

The components of inventories were:

	APRIL 30
(in thousands)	2012	2011
Raw materials	$9,412	$9,275
Work-in-process	14,543	16,597
Finished goods	8,734	8,679

Total FIFO inventories	32,689	34,551
Reserve to adjust inventories to LIFO value	(10,349)	(10,080)

Total LIFO inventories	$22,340	$24,471

After tax income (losses) were impacted by $125,000, $34,000 and $394,000 in fiscal years 2012, 2011 and 2010, respectively, as a result of liquidation of LIFO based inventories.

Note D -- Property, Plant and Equipment

The components of property, plant and equipment were:

	APRIL 30
(in thousands)	2012	2011
Land	$5,929	$6,378
Buildings and improvements	65,750	84,047
Buildings and improvements-capital leases	11,202	20,356
Machinery and equipment	169,406	180,607
Machinery and equipment-capital leases	26,685	27,354
Construction in progress	2,908	1,144
	281,880	319,886
Less accumulated amortization and depreciation	(206,505)	(219,258)

Total	$75,375	$100,628

Amortization and depreciation expense on property, plant and equipment amounted to $16.8 million, $18.1 million and $20.5 million in fiscal years 2012, 2011 and 2010, respectively.  Accumulated amortization on capital leases included in the above table amounted to $26.6 million and $31.5 million as of April 30, 2012 and 2011, respectively.

Note E -- Loans Payable and Long-Term Debt

Maturities of long-term debt are as follows:

	FISCAL YEARS ENDING APRIL 30
(in thousands)	2013	2014	2015	2016	2017	2018 AND THERE-AFTER	TOTAL OUTSTAND-ING

Revolving credit facility	$--	$--	$10,000	$--	$--	$--	$10,000

Economic development loans	--	--	--	--	2,234	1,290	3,524

Term loans	328	348	370	393	411	2,008	3,858

Capital lease obligations	547	559	572	573	567	4,465	7,283

Total	$875	$907	$10,942	$966	$3,212	$7,763	$24,665

Less current maturities							$875

Total long-term debt							$23,790

The Company’s primary loan agreement is a $35 million secured revolving credit facility which expires on May 29, 2014 with Wells Fargo Bank, N.A. (Wells Fargo).  The Company incurs a fee for amounts not used under the revolving credit facility.  Fees paid by the Company related to non-usage of its current and former credit facilities have been included in interest expense and were $54,158, $54,002 and $83,424 for fiscal years 2012, 2011 and 2010, respectively.  Pursuant to the terms of the Wells Fargo credit facility, at April 30, 2012 and 2011, $7.1 million and $14.4 million, respectively, of the Company’s cash served as security for the Company’s aggregate debt and other obligations to Wells Fargo and was classified as restricted.

An amendment to the revolving credit facility and modifications to related security arrangements completed on May 29, 2012 reduced the amount of cash and securities required to be held in certain of the Company’s accounts with Wells Fargo as security from 100% to 50% of the Company’s outstanding indebtedness and other obligations to Wells Fargo as of April 26, 2012. The Company’s outstanding indebtedness and other obligations to Wells Fargo are now also secured by substantially all of the Company’s assets.  The Company can borrow up to $35 million under the revolving credit facility; however, the Company’s aggregate indebtedness and other obligations to Wells Fargo cannot exceed 200% of the collateral value of the Company’s cash and specified investments held in the accounts pledged to Wells Fargo.  As amended, the Wells Fargo line of credit bears interest at the London Interbank Offered Rate (LIBOR) (0.25% at April 30, 2012) plus 2.625%. Under the terms of the amended revolving credit facility effective May 29, 2012, the Company must: (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.25 to 1.0 measured on a rolling four quarters; (3) maintain at the end of each calendar month an asset coverage ratio of not less than 1.47 to 1.0; and (4) comply with other customary affirmative and negative covenants.

The Company was in compliance with all covenants specified in the amended revolving credit facility as of April 30, 2012, as follows: (1) the Company’s ratio of total liabilities to tangible net worth at April 30, 2012 was 1.0 to 1.0; (2) cash flow to fixed charges for its most recent four quarters was 1.35 to 1.0; and (3) its asset coverage ratio as of April 30, 2012 was 4.89 to 1.0.

The credit facility does not limit the Company’s ability to use unrestricted cash to pay dividends or repurchase its common stock as long as the Company is in compliance with these covenants.

In 2009, the Company entered into a loan agreement with the Board of County Commissioners of Garrett County as part of the Company’s capital investment in land located in Garrett County, Maryland.  This loan agreement is secured by a Deed of Trust on the property and bears interest at a fixed rate of 3%.  The agreement defers principal and interest during the term of the obligation and forgives any outstanding balance at December 31, 2019, if the Company complies with certain employment levels. The outstanding balance as of April 30, 2012 and 2011 was $1,290,000.

In 2005, the Company entered into two separate loan agreements that were amended in 2008 with the Maryland Economic Development Corporation and the County Commissioners of Allegany County as part of the Company’s capital investment and operations at the Allegany County, Maryland site.  The aggregate balance of these loan agreements was $2,234,000 for both fiscal years ended April 30, 2012 and 2011, and expire at December 31, 2016, bearing interest at a fixed rate of 3% per annum.  These loan agreements are secured by mortgages on the manufacturing facility constructed in Allegany County, Maryland.  These loan agreements defer principal and interest during the term of the obligation and forgive any outstanding balance at December 31, 2016, if the Company complies with certain employment levels at the facility.

In 2002, the Company entered into a loan agreement with the Perry, Harlan, Leslie, Breathitt Regional Industrial Authority (a.k.a. Coalfields Regional Industrial Authority, Inc.) as part of the Company’s capital investment and operations at the Hazard, Kentucky site. This debt facility is a $6 million term loan, which expires November 13, 2017, bearing interest at a fixed rate of 2% per annum. It is secured by a mortgage on the manufacturing facility constructed in Hazard, Kentucky. The loan requires annual debt service payments consisting of principal and interest with a fixed balloon payment of $1.6 million at loan expiration. The outstanding amounts owed as of April 30, 2012 and 2011 were $3,858,000 and $4,165,000, respectively.

During 2012, the Company entered into two capitalized lease agreements in the aggregate amount of $103,000 with First American Financial Bancorp related to financing computer equipment.  Each lease has a term of 48 months and a fixed interest rate of 6.5%.  The leases require quarterly rental payments.  The aggregate outstanding amount for both leases as of April 30, 2012 was $95,000.

In 2004, the Company entered into a lease agreement with the West Virginia Economic Development Authority as part of the Company’s capital investment and operations at the South Branch plant located in Hardy County, West Virginia. This capital lease agreement is a $10 million term obligation, which expires June 30, 2024, bearing interest at a fixed rate of 2% per annum. The lease requires monthly rental payments.  The outstanding amounts owed as of April 30, 2012 and 2011 were $7,188,000 and $7,700,000, respectively.

Certain of the Company's loan agreements limit the amount and type of indebtedness the Company can incur and require the Company to maintain specified financial ratios measured on a quarterly basis. In addition to the assets previously discussed, certain of the Company’s property, plant and equipment are pledged as collateral under term loan agreements and capital lease arrangements. The Company was in compliance with all covenants contained in its loan agreements and capital leases at April 30, 2012.

Interest paid under the Company’s loan agreements and capital leases during fiscal years 2012, 2011 and 2010 was $453,000, $467,000 and $567,000, respectively.

Note F -- Earnings (Net Loss) Per Share

The following table summarizes the computations of basic and diluted earnings (net loss) per share:

	FISCAL YEARS ENDED APRIL 30
(in thousands, except per share amounts)	2012	2011	2010
Numerator used in basic and diluted earnings (net loss) per common share:
Net loss	$(20,786)	$(20,018)	$(22,341)
Denominator:
Denominator for basic earnings (net loss) per common share - weighted-average shares	14,344	14,252	14,146
Effect of dilutive securities:
Stock options and restricted stock units	--	--	--
Denominator for diluted earnings (net loss) per common share - weighted-average shares and assumed conversions	14,344	14,252	14,146
Net loss per share
Basic	$(1.45)	$(1.40)	$(1.58)
Diluted	$(1.45)	$(1.40)	$(1.58)

Potentially dilutive shares of 139,000, 90,000 and 20,000 issuable under the Company’s securities have been excluded from the calculation of net loss per share for the fiscal years ended April 30, 2012, 2011 and 2010, respectively, as the effect would be anti-dilutive.

Note G – Stock-Based Compensation

The Company has two types of stock-based compensation awards in effect for its employees and directors. The Company has issued stock options since 1986 and issued initial grants of restricted stock units (RSUs) during fiscal 2010. Total compensation expense related to stock-based awards for the fiscal years ended April 30, 2012, 2011, and 2010, was $3.4 million, $4.0 million and $4.4 million, respectively.  The Company recognizes stock-based compensation costs net of an estimated forfeiture rate for those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company estimates the forfeiture rates based upon its historical experience.

Stock Incentive Plans

At April 30, 2012, the Company had stock option and RSU awards outstanding under four different plans: (1) 1999 stock option plan for employees; (2) amended and restated 2004 stock incentive plan for employees; (3) 2006 non-employee directors equity ownership plan; and (4) 2011 non-employee directors equity ownership plan.  As of April 30, 2012, there were 1,980,378 shares of common stock available for future stock-based compensation awards under the Company’s stock incentive plans.

Methodology Assumptions

For purposes of valuing stock option grants, the Company has identified two employee groups and one non-employee director group, based upon observed option exercise patterns. The Company uses the Black-Scholes option-pricing model to value the Company’s stock options for each of the three groups. Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of the Company’s stock option awards is expensed on a straight-line basis over the vesting period of the stock options. The expected volatility assumption is based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from the Company’s historical exercise experience and represents the period of time that stock option awards granted are expected to be outstanding for each of the three identified groups. The expected term assumption incorporates the contractual term of an option grant, which is generally ten years for employees and from four to ten years for non-employee directors, as well as the vesting period of an award, which is typically three years. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.

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

The weighted-average assumptions and valuation of the Company’s stock options were as follows:

	Fiscal Years Ended April 30
	2012	2011	2010
Weighted-average fair value of grants	$5.43	$8.87	$16.05
Expected volatility	35.1%	49.1%	82.8%
Expected term in years	6.0	6.2	6.0
Risk-free interest rate	2.24%	2.64%	3.59%
Expected dividend yield	2.0%	1.7%	1.5%

Stock Option Activity

Stock options granted and outstanding under each of the Company’s plans vest evenly over a three-year period and have contractual terms ranging from four to ten years. The exercise price of all stock options granted is equal to the fair market value of the Company’s common stock on the option grant date.

The following table presents a summary of the Company’s stock option activity for the fiscal years ended April 30, 2012, 2011 and 2010 (remaining contractual term in years and exercise prices are weighted-averages):

				Aggregate
	Number	Remaining		Intrinsic
	of	Contractual	Exercise	Value
	Options	Term	Price	(in thousands)
Outstanding at April 30, 2009	2,328,769	6.1	$28.79	$629

Granted	120,000	9.1	24.73	--
Exercised	(103,700)	--	16.59	551
Cancelled or expired	(239,554)	--	29.26	10
Outstanding at April 30, 2010	2,105,515	5.6	$29.03	$295

Granted	115,000	9.1	20.87	--
Exercised	(27,000)	--	14.80	216
Cancelled or expired	(588,159)	--	29.58	--
Outstanding at April 30, 2011	1,605,356	5.7	$28.48	$29

Granted	130,000	9.1	18.16	--
Exercised	(1,200)	--	14.93	6
Cancelled or expired	(109,396)	--	28.82	--
Outstanding at April 30, 2012	1,624,760	5.1	$27.64	$--

Vested and expected to vest in the future at April 30, 2012	1,593,505	5.0	$27.78	$--
Exercisable at April 30, 2012	1,389,756	4.5	$28.93	$--

The aggregate intrinsic value in the previous table of the outstanding options on April 30, 2012 represents the total pre-tax intrinsic value (the excess, if any, of the Company’s closing stock price on the last trading day of fiscal 2012 over the exercise price, multiplied by the number of in-the-money options) of the shares of the Company’s common stock that would have been received by the option holders had all option holders exercised their options on April 30, 2012. This amount changes based upon the fair market value of the Company’s common stock.  The total fair value of options vested for the fiscal years ended April 30, 2012, 2011 and 2010 was $2.4 million, $3.3 million and $4.8 million, respectively.

As of April 30, 2012, there was $0.9 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s stock-based compensation plans. This expense is expected to be recognized over a weighted-average period of 1.6 years.

Cash received from option exercises for the fiscal years ended April 30, 2012, 2011 and 2010, was an aggregate of $0.0 million, $0.4 million and $0.7 million, respectively.  The actual tax benefit realized for the tax deduction from option exercises of stock option awards totaled $3,000, $84,000 and $215,000 for the fiscal years ended April 30, 2012, 2011 and 2010, respectively.

The following table summarizes information about stock options outstanding at April 30, 2012 (remaining lives in years and exercise prices are weighted-averages):

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
OPTION PRICE		REMAINING	EXERCISE		EXERCISE
PER SHARE	OPTIONS	LIFE	PRICE	OPTIONS	PRICE
$18.16-$18.16	125,000	9.1	$18.16	--	$--
$20.16-$26.85	725,600	5.6	23.99	615,596	24.32
$28.97-$34.63	751,548	4.0	32.31	751,548	32.31
$38.37-$42.17	22,612	2.5	41.43	22,612	41.43
	1,624,760			1,389,756

Restricted Stock Unit Activity:

The Company’s RSUs granted to employees cliff-vest over a three-year period from date of grant, while RSUs granted to non-employee directors vest daily over a two-year period from date of grant.  Directors were granted service-based RSUs only, while employees were awarded both service-based and performance-based RSUs (PBRSUs) in fiscal years 2012, 2011 and 2010.  The PBRSUs granted in fiscal 2012 are earned based on achievement of a number of goals pertaining to the Company’s operational and financial performance during the performance period of fiscal 2012.  Employees who satisfy the vesting criteria will receive a proportional amount of PBRSUs based upon the Compensation Committee’s assessment of the Company’s achievement of the performance criteria.

The following table contains a summary of the Company’s RSU activity for the fiscal years ended April 30, 2012, 2011 and 2010:

	Performance-Based RSUs	Service-Based RSUs	Total RSUs	Weighted Average Grant Date Fair Value
Awarded in fiscal 2010	128,325	64,425	192,750	$22.00
Less forfeited	(10,425)	(3,925)	(14,350)	$22.10
Issued and outstanding, April 30, 2010	117,900	60,500	178,400	$21.99

Awarded in fiscal 2011	125,475	61,825	187,300	$19.25
Less cancelled due to non-achievement of performance goals	(63,145)	--	(63,145)	$22.10
Less settled in common stock	(364)	(260)	(624)	$22.10
Less forfeited	(5,296)	(2,965)	(8,261)	$21.96
Issued and outstanding, April 30, 2011	174,570	119,100	293,670	$20.25

Awarded in fiscal 2012	134,250	64,750	199,000	$17.00
Less cancelled due to non-achievement of performance goals	(48,870)	--	(48,870)	$19.81
Less settled in common stock	(666)	(17,951)	(18,617)	$21.15
Less forfeited	(22,208)	(10,171)	(32,379)	$19.30
Issued and outstanding, April 30, 2012	237,076	155,728	392,804	$18.75

As of April 30, 2012, there was $2.3 million of total unrecognized compensation expense related to unvested RSUs granted under the Company’s stock-based compensation plans.  This expense is expected to be recognized over a weighted-average period of 1.7 years.

For the fiscal years ended April 30, 2012, 2011 and 2010 stock-based compensation expense was allocated as follows:

(in thousands)	2012	2011	2010
Cost of sales and distribution	$531	$735	$909
Selling and marketing expenses	715	842	1,049
General and administrative expenses	2,167	2,418	2,434
Stock-based compensation expense, before income taxes	$3,413	$3,995	$4,392

Note H – Employee Benefit and Retirement Plans

Employee Stock Ownership Plan

In fiscal 1990, the Company instituted the American Woodmark Investment Savings Stock Ownership Plan. Under this plan, all employees who are at least 18 years old and have been employed by the Company for at least six consecutive months are eligible to receive Company stock through a discretionary profit-sharing contribution and a 401(k) matching contribution based upon the employee's contribution to the plan.

The Company did not make, or recognize any expenses for, discretionary profit-sharing contributions in fiscal years 2012, 2011 and 2010.

During fiscal 2012, the Company matched 401(k) contributions in the form of Company stock at 50% of an employee's annual contribution to the plan up to 4% of base earnings for an effective maximum Company contribution of 2% of base earnings.  As part of the realignment of its retirement plans, the Company will match 401(k) contributions in the form of Company stock at 100% of an employee’s annual contribution to the plan up to 4% of base earnings beginning in fiscal 2013.  The expense for 401(k) matching contributions for this plan was $1,284,000, $1,272,000, and $1,284,000, in fiscal years 2012, 2011 and 2010, respectively.

Pension Benefits

The Company has two defined benefit pension plans covering virtually all of the Company’s employees. These plans provide defined benefits based on years of service and final average earnings (for salaried employees) or benefit rate (for hourly employees).

In December 2011, the Company’s Board of Directors approved the freezing of both of the Company’s defined benefit pension plans, effective April 30, 2012.  As a result, the Company re-measured its pension liability, updating the pension measurement assumptions, and recorded pension curtailment charges of $0.3 million.

Included in accumulated other comprehensive loss at April 30, 2012 is $45.3 million ($27.6 million net of tax) related to net unrecognized actuarial losses and unrecognized prior service costs that have not yet been recognized in net periodic pension benefit costs. The Company expects to recognize $0.9 million ($0.6 million net of tax) in net actuarial losses in net periodic pension benefit costs during fiscal 2013.The Company uses an April 30 measurement date for its benefit plans.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s non-contributory defined benefit pension plans as of April 30:

	PENSION BENEFITS
(in thousands)	2012	2011

CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$120,059	$107,441
Service cost	5,305	4,717
Interest cost	6,533	6,268
Actuarial losses	26,318	4,530
Benefits paid	(3,293)	(2,897)
Curtailments	(18,658)	--
Projected benefit obligation at end of year	$136,264	$120,059

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$83,334	$78,376
Actual return on plan assets	2,805	7,855
Company contributions	2,871	--
Benefits paid	(3,293)	(2,897)
Fair value of plan assets at end of year	$85,717	$83,334

Funded status of the plans	$(50,547)	$(36,726)
Unamortized prior service cost	--	384
Unrecognized net actuarial loss	45,255	35,578
Accrued benefit cost	$(5,292)	$(764)

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS
Defined benefit pension liabilities	$(50,547)	$(36,726)
Accumulated other comprehensive loss	45,255	35,962
Net amount recognized	$(5,292)	$(764)

The accumulated benefit obligation for all pension plans was $136,264,000 and $106,600,000 at April 30, 2012 and 2011, respectively.

	PENSION BENEFITS
(in thousands)	2012	2011	2010

COMPONENTS OF NET PERIODIC PENSION BENEFIT COST
Service cost	$5,305	$4,717	$3,321
Interest cost	6,533	6,268	5,619
Expected return on plan assets	(6,533)	(6,159)	(5,282)
Amortization of prior service cost	53	85	115
Curtailment loss	331	--	--
Recognized net actuarial loss	1,710	1,996	1,256
Pension benefit cost	$7,399	$6,907	$5,029

Actuarial Assumptions:  The discount rate at April 30 was used to measure the year-end benefit obligations and the earnings effects for the subsequent year. Actuarial assumptions used to determine benefit obligations and earnings effects for the pension plans follow:

	FISCAL YEARS ENDED APRIL 30
	2012	2011
WEIGHTED-AVERAGE ASSUMPTIONS TO DETERMINE BENEFIT OBLIGATIONS
Discount rate	4.66%	5.66%
Rate of compensation increase	*	4.0%
* The rate of compensation increase is not applicable for periods beyond April 30, 2012 because the Company froze its pension plans.

	FISCAL YEARS ENDED APRIL 30
	2012		2011	2010
WEIGHTED-AVERAGE ASSUMPTIONS TO DETERMINE NET PERIODIC PENSION BENEFIT COST
Discount rate	5.66%/4.76	% 1	5.91%	7.16%
Expected return on plan assets	8.0%		8.0%	8.0%
Rate of compensation increase	4.0%		4.0%	4.0%
1 The discount rate was 5.66% from May 1, 2011 to December 31, 2011 and 4.76% from January 1, 2012 to April 30, 2012. The rate changed during fiscal 2012 as a result of the required re-measurement of the Company’s pension liability upon its decision to freeze its pension plans.

In fiscal 2012, the Company determined the discount rate by referencing the Aon Hewitt AA Bond Universe Yield Curve.  In fiscal 2011, the Company referred to the Hewitt Above Median Yield Curve in establishing the discount rate.  This change was caused by the merger of Aon and Hewitt and the corresponding elimination of the Hewitt Above Median Yield Curve.  The Company believes that using a yield curve approach accurately reflects changes in the present value of liabilities over time since each cash flow is discounted at the rate at which it could effectively be settled.

In developing the expected long-term rate of return assumption for the assets of the defined benefit pension plans, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered the related historical ten-year average asset returns at April 30, 2012.

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

The Company expects to contribute $7.4 million to its pension plans in fiscal 2013.  The Company made contributions of $2.9 million to its pension plans in fiscal 2012.  The Company was not required to make, and did not make, any contributions to the pension plans in fiscal 2011.

Estimated Future Benefit Payments: The following benefit payments, which reflect expected future service, are expected to be paid:

FISCAL YEAR	BENEFIT PAYMENTS
(in thousands)
2013	$3,846
2014	4,261
2015	4,674
2016	5,103
2017	5,479
Years 2018-2022	33,489

Plan Assets:  Pension assets by major category of plan assets and the type of fair value measurement as of April 30, 2012 and 2011 are presented in the following tables:

Fair Value Measurements at April 30, 2012
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$273	$273	$--	$--
Equity Collective Funds:1
Equity Index Growth Fund	17,094	--	17,094	--
Equity Index Value Fund	16,850	--	16,850	--
Small Cap Index Fund	5,002	--	5,002	--
International Equity Fund	3,315	--	3,315	--
Fixed Income Collective Funds:1
Core Fixed Income Fund	25,824	--	25,824	--
Capital Preservation Fund	17,359	--	17,359	--
Total	$85,717	$273	$85,444	$--

Fair Value Measurements at April 30, 2011
(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash Equivalents	$248	$248	$--	$--
Equity Collective Funds:1
Equity Index Growth Fund	16,957	--	16,957	--
Equity Index Value Fund	16,773	--	16,773	--
Small Cap Index Fund	5,119	--	5,119	--
International Equity Fund	3,490	--	3,490	--
Fixed Income Collective Funds:1
Core Fixed Income Fund	23,499	--	23,499	--
Capital Preservation Fund	17,248	--	17,248	--
Total	$83,334	$248	$83,086	$--
1 The Collective Trust Funds are valued by applying each plan’s ownership percentage in the fund to the fund’s net assets at fair value at the valuation date.

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

The Company’s pension plans’ weighted-average asset allocations at April 30, 2012 and 2011, by asset category, were as follows:

	PLAN ASSET ALLOCATION
	2012	2012	2011
APRIL 30	TARGET	ACTUAL	ACTUAL

Equity Funds	50.0%	49.5%	50.8%
Fixed Income Funds	50.0%	50.5%	49.2%

Total	100.0%	100.0%	100.0%

Within the broad categories outlined in the preceding table, the Company has targeted the following specific allocations as a percentage of total funds invested:  20% Capital Preservation, 30% Bond, 20% Large Capital Growth, 20% Large Capital Value, 6% Small Capital and 4% International.

Note I -- Income Taxes

Income tax expense was comprised of the following:

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2012	2011	2010

CURRENT EXPENSE (BENEFIT)
Federal	$(36)	$(2,368)	$(8,260)
State	(176)	611	(654)
Total current expense (benefit)	(212)	(1,757)	(8,914)

DEFERRED BENEFIT
Federal	(10,115)	(6,065)	(4,273)
State	(2,175)	(2,120)	(1,527)
Total deferred benefit	(12,290)	(8,185)	(5,800)
Total benefit from continuing operations	(12,502)	(9,942)	(14,714)
Other comprehensive loss	(3,624)	(294)	(4,343)
Total comprehensive income tax benefit	$(16,126)	$(10,236)	$(19,057)

The Company's effective income tax rate varied from the federal statutory rate as follows:

	FISCAL YEARS ENDED APRIL 30
	2012	2011	2010

Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Tax basis adjustment	(1.7)%	(3.3)%	0.0%
General business credits	0.3	0.1	1.0
Meals and entertainment	(0.8)	(0.8)	(0.7)
Other	(0.3)	(0.9)	0.1
Total	(2.5)%	(4.9)%	0.4%

Effective federal income tax rate	32.5%	30.1%	35.4%
State income taxes, net of federal tax effect	5.1	3.1	4.3
Effective income tax rate	37.6%	33.2%	39.7%

Income taxes paid were $229,000, $235,000 and $309,000 for fiscal years 2012, 2011 and 2010, respectively.

The significant components of deferred tax assets and liabilities were as follows:

	APRIL 30
(in thousands)	2012	2011

Deferred tax assets:
Pension benefits	$18,238	$13,659
Accounts receivable	3,103	3,259
Product liability	735	678
Employee benefits	10,878	9,632
Net operating loss carryforward	6,686	4,074
Income tax credits	747	--
Depreciation	896	--
Other	772	352
Total	42,055	31,654

Deferred tax liabilities:
Depreciation	--	4,338
Inventory	--	479
Total	--	4,817

Net deferred tax asset	$42,055	$26,837

The net operating loss carryforward value for April 30, 2012 contained in the above table includes an amount relating to a federal net operating loss carryforward of $14.6 million, of which $2.7 million will expire on April 30, 2031 and $11.9 million will expire on April 30, 2032, as well as amounts pertaining to various state net operating loss carryforwards which carry various expiration dates.

Management believes it is more likely than not that the Company will realize its gross deferred tax assets due to expected future taxable income and reversal of taxable temporary differences.

Note J -- Accounting for Uncertainty in Income Taxes

The Company accounts for its income tax uncertainties in accordance with ASC Topic 740, “Income Taxes.”  The Company had no liability relating to uncertain tax positions for the years ended April 30, 2012 and 2011.

With minor exceptions, the Company is currently open to audit by tax authorities for tax years ending April 30, 2009 through April 30, 2011.  The Company is currently not under federal audit.

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible were not material as of April 30, 2012.

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

The following is a reconciliation of the Company’s warranty liability:

(in thousands)	2012	2011

PRODUCT WARRANTY RESERVE
Beginning balance	$1,738	$1,582
Accrual for warranties	8,605	7,460
Settlements	(8,458)	(7,304)

Ending balance at fiscal year end	$1,885	$1,738

Lease Agreements

The Company leases certain office buildings, manufacturing buildings, service centers and equipment. Total rental expenses under operating leases amounted to approximately $7,206,000, $7,518,000 and $7,514,000, in fiscal years 2012, 2011 and 2010, respectively. Minimum rental commitments as of April 30, 2012, under noncancelable leases with terms in excess of one year are as follows:

FISCAL YEAR	OPERATING (in thousands)	CAPITAL (in thousands)
2013	$3,665	$692
2014	3,256	692
2015	2,950	692
2016	2,626	681
2017	1,177	662
2018 (and thereafter)	55	4,800
	$13,729	$8,219
Less amounts representing interest (between 2% and 6.5%)		(936)

Total obligations under capital leases		$7,283

Related Parties

During fiscal 1985, prior to becoming a publicly held corporation, the Company entered into an agreement with a partnership which includes certain former executive officers and current significant shareholders of the Company, including one current member of the Board of Directors of the Company, to lease the Company’s headquarters building which was constructed and is owned by the partnership. The Company has subsequently renewed this lease in accordance with Company policy and procedures which includes approval by the Board of Directors. As of April 30, 2012, the Company is in the second year of the latest five-year renewal period, which expires in 2016. Under this agreement, rental expense was $460,000, $460,000 and $455,000, in fiscal years 2012, 2011 and 2010, respectively. Rent during the remaining term of approximately $1,857,000 (included in the preceding table) is subject to annual increases of 2% beginning with the third year of the lease in fiscal 2013.

Note L -- Credit Concentration

Credit is extended to customers based on an evaluation of each customer's financial condition and generally collateral is not required. The Company's customers operate in the new home construction and home remodeling markets.

The Company maintains an allowance for bad debt based upon management's evaluation and judgment of potential net loss. The allowance is estimated based upon historical experience, the effects of current developments and economic conditions and of each customer’s current and anticipated financial condition. Estimates and assumptions are periodically reviewed and updated. Any resulting adjustments to the allowance are reflected in current operating results.

At April 30, 2012, the Company's two largest customers, Customers A and B, represented 26.5% and 30.7% of the Company's gross customer receivables, respectively. At April 30, 2011, Customers A and B represented 29.7% and 40.2% of the Company’s gross customer receivables, respectively.

The following table summarizes the percentage of sales to the Company's two largest customers for the last three fiscal years:

	PERCENT OF ANNUAL GROSS SALES
	2012	2011	2010
Customer A	41.5	38.7	35.1
Customer B	26.0	34.2	36.3

Note M -- Fair Value Measurements

The Company utilizes the hierarchy of fair value measurements to classify certain of its assets and liabilities based upon the following definitions:

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

The following table summarizes the fair value of assets that are recorded in the Company’s consolidated financial statements as of April 30, 2012 and 2011 at fair value on a recurring basis:

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2012
(in thousands)	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$38,874	$--	$--
Mutual funds	1,357	--	--
Total assets at fair value	$40,231	$--	$--

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2011
(in thousands)	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$61,226	$--	$--
Mutual funds	1,574	--	--
Total assets at fair value	$62,800	$--	$--

The fair value measurement of assets held by the Company’s defined benefit pension plans is discussed in Note H.

Note N -- Restructuring Charges

In the third quarter of fiscal 2012, the continuing impact of the housing economy’s lengthy downturn caused the Company to announce a restructuring plan (“2012 Restructuring Plan”) that committed to the closing of two of the Company’s manufacturing plants located in Hardy County, West Virginia and Hazard, Kentucky, offering its previously idled plant in Tahlequah, Oklahoma for sale, and realigning its retirement program, including freezing the Company’s defined benefit pension plans.

Operations ceased in Hazard in April 2012 and in Hardy County in May 2012.   The 2012 Restructuring Plan was adopted to reduce costs, increase the Company’s capacity utilization rates and decrease overhead costs.  As a result of the 2012 Restructuring Plan, the Company expects to incur total pre-tax exit costs of $16.3 million related to this initiative, including severance and separation costs of $4.7 million, pension curtailments of $0.3 million, and $11.3 million for equipment, inventory, and facilities-related expenses.

During fiscal 2012, the Company recognized a total of $15.9 million in restructuring costs related to these initiatives, including severance and separation costs of $4.4 million, pension curtailment costs of $0.3 million, building impairment charges of $7.7 million, equipment impairment charges of $2.2 million, facilities-related expenses of $0.2 million, professional fees of $0.1 million, and $1.0 million related to inventory at these facilities.   The Company expects to incur most of its remaining plant closure costs during the first quarter of fiscal 2013.

A reserve for restructuring charges in the amount of $2.8 million is included in the Company’s consolidated balance sheet as of April 30, 2012 which relates to employee termination costs accrued but not yet paid.  Below is the summary of the restructuring reserve balance as of April 30, 2012:

2012 Restructuring Plan
(in thousands)

Restructuring reserve balance as of April 30, 2011:	$--
Additions	4,353
Payments	(1,536)
Reserve balance as of April 30, 2012:	$2,817

In the fourth quarter of fiscal 2009, the Company announced a restructuring plan (“2009 Restructuring Plan”) to close two of its manufacturing plants, located in Berryville, Virginia and Moorefield, West Virginia and suspend operations in a third manufacturing plant located in Tahlequah, Oklahoma.  These closures were completed during the first quarter of fiscal 2010.  These initiatives were intended to increase the Company’s capacity utilization rates and decrease overhead costs.  In addition to these initiatives, the Company made other staffing reductions during the fourth quarter of fiscal 2009.

During fiscal years 2012, 2011 and 2010, the Company recognized total pre-tax restructuring charges for both the 2012 Restructuring Plan and the 2009 Restructuring Plan of $16.3 million, $62,000 and $2.8 million, respectively.  The Company recognized recurring operating costs for the facilities closed as part of the 2009 Restructuring Plan of $0.5 million in fiscal 2012.  The Company will continue to incur costs related to its closed and unsold plants until they are sold.

The Company has a total of three manufacturing plants classified as held for sale; one plant that was idled in 2009, plus the two manufacturing plants included in the 2012 Restructuring Plan.  During the fourth quarter of fiscal 2012, the Company sold its closed plant located in Moorefield, West Virginia and recognized a $0.1 million loss on the sale.  The loss was included as a restructuring charge.  During fiscal 2012, the Company recorded impairment charges of $7.9 million relating to two of the three plants that are included as held for sale and the property that was sold during the fourth quarter.  The Company believes that the remaining $7.3 million net book value of the properties classified as held for sale is fully recoverable.  These assets are included in Other Assets on the Company’s balance sheet at April 30, 2012.

Note O -- Quarterly Financial Data (Unaudited)

FISCAL 2012	7/31/11	10/31/11	1/31/12	4/30/12
(in thousands, except per share amounts)

Net sales	$131,199	$128,418	$119,976	$136,221
Gross profit	18,407	16,114	14,588	17,366
Loss before income taxes	(3,908)	(4,523)	(15,653)	(9,204)
Net loss	(2,716)	(2,976)	(9,114)	(5,980)
Loss per share
Basic	$(0.19)	$(0.21)	$(0.63)	$(0.42)
Diluted	$(0.19)	$(0.21)	$(0.63)	$(0.42)

FISCAL 2011	7/31/10	10/31/10	1/31/11	4/30/11
(in thousands, except per share amounts)

Net sales	$109,303	$107,613	$111,443	$124,230
Gross profit	14,387	9,816	12,164	16,384
Loss before income taxes	(5,535)	(11,958)	(9,309)	(3,158)
Net loss	(3,418)	(7,384)	(5,828)	(3,388)
Loss per share
Basic	$(0.24)	$(0.52)	$(0.41)	$(0.24)
Diluted	$(0.24)	$(0.52)	$(0.41)	$(0.24)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Woodmark Corporation:

We have audited the accompanying consolidated balance sheets of American Woodmark Corporation and subsidiary (the Company), as of April 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended April 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of American Woodmark Corporation as of April 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 29, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia
June 29, 2012

Management's Report on Internal Control over Financial Reporting

Management has responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2012. In making its assessment, Management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded that based on its assessment, American Woodmark Corporation’s internal control over financial reporting was effective as of April 30, 2012. The Company’s internal control over financial reporting as of April 30, 2012, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in this Annual Report to Shareholders.

/s/ KENT B. GUICHARD

Kent B. Guichard
Chairman and Chief Executive Officer

/s/ JONATHAN H. WOLK

Jonathan H. Wolk
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm –
Internal Control over Financial Reporting

The Board of Directors and Shareholders of American Woodmark Corporation:

We have audited American Woodmark Corporation’s (the Company’s) internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of April 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended April 30, 2012 and our report dated June 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
June 29, 2012

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Senior Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2012.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting.  Management has conducted an assessment of the Company’s internal control over financial reporting as of April 30, 2012.  Management’s report regarding that assessment is included with the Consolidated Financial Statements included in this report under Item 8, “Financial Statements and Supplementary Data,” and is incorporated in this Item by reference.

Report of Registered Public Accounting Firm.  The Company’s independent registered public accounting firm, KPMG LLP, audited the Consolidated Financial Statements included in this report and have issued an audit report on the effectiveness of the Company’s internal control over financial reporting.  KPMG’s report is included with the Consolidated Financial Statements included in this report under Item 8, “Financial Statements and Supplementary Data,” and is incorporated in this Item by reference.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(4) the information concerning the Code of Business Conduct and Ethics governing the Company’s Chief Executive Officer, Chief Financial Officer, Controller, and Treasurer is set forth under the caption “Corporate Governance – Codes of Business Conduct and Ethics” in the Proxy Statement and is incorporated in this Item by reference;

(5) the information concerning material changes, if any, in the procedures by which security holders may recommend nominees to the Company’s Board of Directors is set forth under the caption “Corporate Governance – Procedures for Shareholder Nominations of Directors” in the Proxy Statement and is incorporated in this Item by reference; and

(6) the information concerning the Audit Committee of the Company’s Board of Directors, including the members of the Audit Committee and the Board’s determination concerning whether certain members of the Audit Committee are “financial experts” as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the captions “Corporate Governance – Board of Directors and Committees” and “Audit Committee” in the Proxy Statement and is incorporated in this Item by reference.

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

Equity Compensation Plans

The following table summarizes information about the Company’s equity compensation plans as of April 30, 2012:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders(1)	--	--		1,980,378
Options	1,624,760	$27.64
Performance-based restricted stock units	237,076	N/A	(2)
Service-based restricted stock units	155,728	N/A	(2)
Equity compensation plans not approved by security holders(3)	--	--		--
Total	2,017,564	$27.64		1,980,378

(1) At April 30, 2012, the Company had stock option and restricted stock unit awards outstanding under four different plans: 1999 Stock Option Plan for Employees, Amended and Restated 2004 Stock Incentive Plan for Employees, 2006 Non-Employee Directors Equity Ownership Plan and 2011 Non-Employee Directors Equity Ownership Plan.

(2) Excludes exercise price for restricted stock units issued under the Amended and Restated 2004 Stock Incentive Plan for Employees, 2006 Non-Employee Directors Equity Ownership Plan and 2011 Non-Employee Directors Equity Ownership Plan because they are converted into common stock on a one-for-one basis at no additional cost.

(3) The Company does not have equity compensation plans that have not been approved by the Company’s security holders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K, the information set forth under the captions “Certain Related Party Transactions,” “Audit Committee” and “Corporate Governance – Director Independence” in the Proxy Statement and is incorporated in this Item by reference.

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

The following consolidated financial statements of American Woodmark Corporation are incorporated by reference to Item 8 of this report:

Consolidated Balance Sheets as of April 30, 2012 and 2011.

Consolidated Statements of Operations – for each year of the three-year period ended April 30, 2012.

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss – for each year of the three-year period ended April 30, 2012.

Consolidated Statements of Cash Flows – for each year of the three-year period ended April 30, 2012.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

Management’s Report Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting.

(a) 2.	Financial Statement Schedules

The following financial statement schedule is filed as a part of this Form 10-K:

Schedule II – Valuation of Qualifying Accounts for each year of the three-year period ended April 30, 2012.

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

10.1 (d)
Amendment to Revolving Line of Credit Note and Credit Agreement, dated as of January 3, 2012, made by the Company in favor of Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended January 31, 2012; Commission File No. 000-14798).

10.1 (e)	Second Amendment to Revolving Line of Credit Note and Credit Agreement, dated as of May 29, 2012, made by the Company in favor of Wells Fargo Bank, N.A. (Filed Herewith).

10.1 (f)
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

10.1 (h)
Addendum to Security Agreement Securities Account, dated as of December 2, 2009, made by the Company in favor of Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended October 31, 2009; Commission File No. 000-14798).

10.1 (i)	Addendum to Security Agreement (Financial Assets), effective as of April 26, 2012, made by the Company in favor of Wells Fargo Bank, N.A. (Filed Herewith).

10.1 (j)	Security Agreement, dated as of May 29, 2012, made by the Company in favor of Wells Fargo Bank, N.A. (Filed Herewith).

10.1 (k)
Loan Agreement, dated as of February 9, 2005, by and between the Company and the Maryland Economic Development Corporation (incorporated by reference to Exhibit 10.1(n) to the Registrant’s Form 10-K for the fiscal year ended April 30, 2005; Commission File No. 000-14798).

10.1 (l)
First Amendment to Loan Agreement, dated as of April 4, 2008, by and between the Company and Maryland Economic Development Corporation (incorporated by reference to Exhibit 10.1(d) to the Registrant’s Form 10-K for the fiscal year ended April 30, 2008; Commission File No. 000-14798).

10.6 (a)(i)
Lease, dated as of November 1, 1984, between the Company and Amwood Associates (incorporated by reference to Exhibit 10.6(a) to the Registrant’s Form S-1 for the fiscal year ended April 30, 1986; Commission File No. 33-6245).

10.6 (a)(ii)	Fourth Amendment to Lease and Agreement, dated as of April 1, 2011, between the Company and Amwood Associates (Filed Herewith).

10.6 (b)
Lease, dated as of December 15, 2000, between the Company and the Industrial Development Board of The City of Humboldt, Tennessee (incorporated by reference to Exhibit 10.6(d) to the Registrant’s Form 10-K for the fiscal year ended April 30, 2001; Commission File No. 000-14798).

10.7 (a)	1999 Stock Option Plan (incorporated by reference to Appendix B to the Registrant’s Form DEF-14A as filed on July 15, 1999; Commission File No. 000-14798).*

10.7 (b)	Amended and Restated 2004 Stock Incentive Plan for Employees (incorporated by reference to Appendix B to the Registrant’s DEF-14A as filed on July 12, 2006; Commission File No. 000-14798).*

10.7 (c)
Amendment to Amended and Restated 2004 Stock Incentive Plan for Employees, dated as of June 16, 2009 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended July 31, 2009; Commission File No. 000-14798).*

10.7 (d)
Second Amendment to Amended and Restated 2004 Stock Incentive Plan for Employees, dated as of May 21, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended July 31, 2010; Commission File No. 000-14798).*

10.7 (e)	2006 Non-Employee Directors Equity Ownership Plan (incorporated by reference to Appendix A to the Registrant’s DEF-14A as filed on July 12, 2006; Commission File No. 000-14798).*

10.7 (f)
Amendment to 2006 Non-Employee Directors Equity Ownership Plan, dated as of August 27, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended July 31, 2009; Commission File No. 000-14798).*

10.7 (g)	2011 Non-Employee Directors Equity Ownership Plan (incorporated by reference to Appendix A to the Registrant’s DEF-14A as filed on June 30, 2011; Commission File No. 000-14798).*

10.8 (a)
Form of Grant Letter used in connection with awards of time-based restricted stock units granted under the Company’s Amended and Restated 2004 Stock Incentive Plan for Employees (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended July 31, 2009; Commission File No. 000-14798).*

10.8 (b)
Form of Grant Letter used in connection with awards of performance-based restricted stock units granted under the Company’s Amended and Restated 2004 Stock Incentive Plan for Employees (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended July 31, 2009; Commission File No. 000-14798).*

10.8 (c)
Form of Grant Letter used in connection with awards of service-based restricted stock units granted under the Company’s 2006 Non-Employee Directors Equity Ownership Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended October 31, 2010; Commission File No. 000-14798).*

10.8 (d)
Form of Grant Letter used in connection with awards of service-based restricted stock units granted under the Company’s 2011 Non-Employee Directors Equity Ownership Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended October 31, 2011; Commission File No. 000-14798).*

10.8 (e)
Management Contract - Employment Agreement for Mr. Kent B. Guichard, President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 (a) to the Registrant’s Form 8-K as filed on September 4, 2008; Commission File No. 000-14798).*

10.8 (f)
Management Contract - Employment Agreement for Mr. Jonathan H. Wolk, Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.1(b) to the Registrant’s Form 8-K as filed on September 4, 2008; Commission File No. 000-14798).*

10.8 (g)
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

101
Interactive Data File for the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (Filed Herewith).#

*Management contract or compensatory plan or arrangement.

# Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

Schedule II - Valuation and Qualifying Accounts

AMERICAN WOODMARK CORPORATION
(In Thousands)
Description(a)	Balance at Beginning of Year	Additions (Reductions) Charged to Cost and Expenses		Other	Deductions		Balance At End of Year
Year ended April 30, 2012:
Allowance for doubtful accounts	$67	$123		$--	$(97	)(b)	$93
Reserve for cash discounts	$710	$7,317	(c)	$--	$(7,382	)(d)	$645
Reserve for sales returns and allowances	$1,194	$7,040	(c)	$--	$(6,933)		$1,301
Year ended April 30, 2011:
Allowance for doubtful accounts	$114	$74		$--	$(121	)(b)	$67
Reserve for cash discounts	$630	$7,174	(c)	$--	$(7,094	)(d)	$710
Reserve for sales returns and allowances	$1,257	$6,324	(c)	$--	$(6,387)		$1,194
Year ended April 30, 2010:
Allowance for doubtful accounts	$536	$363		$--	$(785	)(b)	$114
Reserve for cash discounts	$685	$6,798	(c)	$--	$(6,853	)(d)	$630
Reserve for sales returns and allowances	$1,507	$6,051	(c)	$--	$(6,301)		$1,257

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

American Woodmark Corporation
(Registrant)

June 29, 2012	/s/ KENT B. GUICHARD
Kent B. Guichard Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 29, 2012	/s/ KENT B. GUICHARD	June 29, 2012	/s/ JONATHAN H. WOLK
	Kent B. Guichard Chairman and Chief Executive Officer (Principal Executive Officer) Director		Jonathan H. Wolk Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

June 29, 2012	/s/ WILLIAM F. BRANDT, JR.	June 29, 2012	/s/ ANDREW B. COGAN
	William F. Brandt, Jr. Director		Andrew B. Cogan Director

June 29, 2012	/s/ MARTHA M. DALLY	June 29, 2012	/s/ JAMES G. DAVIS, JR.
	Martha M. Dally Director		James G. Davis, Jr. Director

June 29, 2012	/s/ DANIEL T. HENDRIX	June 29, 2012	/s/ KENT J. HUSSEY
	Daniel T. Hendrix Director		Kent J. Hussey Director

June 29, 2012	/s/ CAROL B. MOERDYK	June 29, 2012	/s/ VANCE W. TANG
	Carol B. Moerdyk Director		Vance W. Tang Director