Form 10-Q
period 2012-07-31
AMERICAN WOODMARK CORP
filed 2012-08-29
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

As of August 27, 2012, 14,503,520 shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION	NUMBER

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets--July 31, 2012 and April 30, 2012	3

	Condensed Consolidated Statements of Operations--Three months ended July 31, 2012 and 2011	4

	Condensed Consolidated Statements of Comprehensive Income – Three months ended July 31, 2012 and 2011	5

	Condensed Consolidated Statements of Cash Flows--Three months ended July 31, 2012 and 2011	6

	Notes to Condensed Consolidated Financial Statements--July 31, 2012	7-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 5.	Other Information	18-19

Item 6.	Exhibits	20

SIGNATURES		21

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	July 31,	April 30,
	2012	2012

ASSETS
Current Assets
Cash and cash equivalents	$60,800	$66,620
Customer receivables, net	33,793	32,533
Inventories	24,478	22,340
Income taxes receivable and other	2,919	2,523
Deferred income taxes	9,792	7,086
Total Current Assets	131,782	131,102

Property, plant and equipment, net	73,501	75,375
Restricted cash	7,064	7,064
Promotional displays, net	5,373	5,073
Deferred income taxes	31,524	34,969
Other assets	11,474	11,538
TOTAL ASSETS	$260,718	$265,121

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$21,182	$19,492
Current maturities of long-term debt	906	875
Accrued compensation and related expenses	17,836	21,963
Accrued marketing expenses	8,252	8,756
Other accrued expenses	7,426	8,135
Total Current Liabilities	55,602	59,221

Long-term debt, less current maturities	23,703	23,790
Defined benefit pension liabilities	48,986	50,547
Other long-term liabilities	1,476	1,543

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	--	--
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at July 31, 2012: 14,451,964 at April 30, 2012: 14,395,273	96,434	96,205
Retained earnings	61,983	61,422
Accumulated other comprehensive loss -
Defined benefit pension plans	(27,466)	(27,607)
Total Shareholders' Equity	130,951	130,020
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$260,718	$265,121

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	July 31,
	2012	2011

Net sales	$148,252	$131,199
Cost of sales and distribution	126,209	112,792
Gross Profit	22,043	18,407

Selling and marketing expenses	14,520	15,976
General and administrative expenses	5,639	6,341
Restructuring charges	777	15
Operating Income (Loss)	1,107	(3,925)

Interest expense	151	137
Other income	(59)	(154)
Income (Loss) Before Income Taxes	1,015	(3,908)

Income tax expense (benefit)	454	(1,192)

Net Income (Loss)	$561	$(2,716)

Net Earnings (Loss) Per Share

Weighted Average Shares Outstanding
Basic	14,415,608	14,299,683
Diluted	14,576,158	14,299,683

Net earnings (loss) per share
Basic	$0.04	$(0.19)
Diluted	$0.04	$(0.19)

Cash dividends per share	$0.00	$0.09

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2012	2011

Net income (loss)	$561	$(2,716)

Other comprehensive income, net of tax:
Change in pension benefits	141	331

Total Comprehensive Income (Loss)	$702	$(2,385)

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2012	2011

OPERATING ACTIVITIES
Net income (loss)	$561	$(2,716)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	3,873	5,974
Net (gain) loss on disposal of property, plant and equipment	(5)	16
Gain on sales of assets held for sale	(57)	--
Stock-based compensation expense	985	979
Deferred income taxes	416	(1,255)
Pension contributions (in excess) less than expense	(1,330)	1,825
Other non-cash items	(732)	(297)
Changes in operating assets and liabilities:
Customer receivables	(1,342)	313
Inventories	(2,159)	(766)
Income taxes receivable and other assets	(632)	(1,177)
Accounts payable	1,690	(375)
Accrued compensation and related expenses	(4,127)	(759)
Other accrued expenses	(913)	2,446
Net Cash Provided (Used) by Operating Activities	(3,772)	4,208

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(2,185)	(1,261)
Proceeds from sales of property, plant and equipment	1	14
Proceeds from sales of assets held for sale	1,777	--
Investment in promotional displays	(1,456)	(840)
Net Cash Used by Investing Activities	(1,863)	(2,087)

FINANCING ACTIVITIES
Payments of long-term debt	(185)	(154)
Proceeds from issuance of common stock	--	18
Payment of dividends	--	(1,287)
Net Cash Used by Financing Activities	(185)	(1,423)

Net Increase (Decrease) in Cash and Cash Equivalents	(5,820)	698

Cash and Cash Equivalents, Beginning of Period	66,620	55,420

Cash and Cash Equivalents, End of Period	$60,800	$56,118

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended July 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2013.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2012 filed with the U.S. Securities Exchange Commission (SEC).

NOTE B--NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. Additionally, ASU 2011-05 eliminates the option to present comprehensive income and its components as part of the statement of shareholders’ equity. The ASU does not change the items that must be reported in other comprehensive income.  The Company adopted this guidance effective May 1, 2012 and included a Statement of Comprehensive Income in the interim financial statements.  The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

NOTE C--EARNINGS (NET LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Three Months Ended
	July 31,
(in thousands, except per share amounts)	2012	2011
Numerator used in basic and diluted net earnings (loss) per common share:
Net income (loss)	$561	$(2,716)
Denominator:
Denominator for basic net earnings (loss) per common share -
weighted-average shares	14,416	14,300
Effect of dilutive securities:
Stock options and restricted stock units	160	--
Denominator for diluted net earnings (loss) per common share -
weighted-average shares and assumed conversions	14,576	14,300
Net earnings (loss) per share
Basic	$0.04	$(0.19)
Diluted	$0.04	$(0.19)

Potentially dilutive securities of 1.7 million and 2.0 million shares for the three-month periods ended July 31, 2012 and 2011, respectively, were excluded from the calculation of net earnings (loss) per share, as the effect would be anti-dilutive.

NOTE D--STOCK-BASED COMPENSATION

The Company has various stock compensation plans.  During the quarter ended July 31, 2012, the Board of Directors of the Company approved grants of non-statutory stock options and service-based and performance-based restricted stock units to key employees.  The Company granted non-statutory stock options to key employees for 125,000 shares of the Company’s common stock with an exercise price of $17.62 per share. The options vest evenly over a three-year period and have a ten-year contractual term. The Company granted 129,075 employee performance-based restricted stock units and 43,025 employee service-based restricted stock units.  The performance-based restricted stock units entitle the recipients to receive one share of the Company’s common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based units entitle the recipients to receive one share of the Company’s common stock per unit granted if they remain continuously employed with the Company until the units vest.  The Company’s restricted stock units granted to employees cliff-vest three years from the grant date.

For the three-month periods ended July 31, 2012 and 2011, stock-based compensation expense was allocated as follows:

	Three Months Ended
	July 31,
(in thousands)	2012	2011
Cost of sales and distribution	$177	$160
Selling and marketing expenses	241	202
General and administrative expenses	567	617
Stock-based compensation expense	$985	$979

NOTE E--CUSTOMER RECEIVABLES

The components of customer receivables were:

	July 31,	April 30,
(in thousands)	2012	2012
Gross customer receivables	$35,914	$34,572
Less:
Allowance for doubtful accounts	(140)	(93)
Allowance for returns and discounts	(1,981)	(1,946)

Net customer receivables	$33,793	$32,533

NOTE F--INVENTORIES

The components of inventories were:

	July 31,	April 30,
(in thousands)	2012	2012
Raw materials	$10,214	$9,412
Work-in-process	15,126	14,543
Finished goods	9,484	8,734

Total FIFO inventories	34,824	32,689

Reserve to adjust inventories to LIFO value	(10,346)	(10,349)

Total LIFO inventories	$24,478	$22,340

Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Since these items are estimated, interim results are subject to the final year-end LIFO inventory valuation.

NOTE G--PRODUCT WARRANTY

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

The following is a reconciliation of the Company’s warranty liability:

	Three Months Ended
	July 31,
(in thousands)	2012	2011
Beginning balance at May 1	$1,885	$1,738
Accrual	2,257	2,294
Settlements	(2,160)	(2,148)

Ending balance at July 31	$1,982	$1,884

NOTE H--CASH FLOW

Supplemental disclosures of cash flow information:

	Three Months Ended
	July 31,
(in thousands)	2012	2011
Cash paid during the period for:
Interest	$97	$92
Income taxes	$110	$135

NOTE I--PENSION BENEFITS

Effective April 30, 2012, the Company froze all future benefit accruals under the Company’s hourly and salary defined-benefit pension plans.

Net periodic pension cost consisted of the following for the three months ended July 31, 2012 and 2011.

	Three Months Ended
	July 31,
(in thousands)	2012	2011
Service cost	$--	$1,283
Interest cost	1,565	1,676
Expected return on plan assets	(1,641)	(1,656)
Amortization of net loss	231	522
Amortization of prior service cost	--	20

Net periodic pension cost	$155	$1,845

Based on the laws and assumptions as of April 30, 2012, the Company expects to contribute $7.3 million to its pension plans in fiscal 2013, which represents required funding.  As of July 31, 2012, $1.5 million of contributions have been made.  The Company made contributions of $2.9 million to its pension plans in fiscal 2012.

New legislation was passed in July 2012 that may have the effect of spreading the expected funding requirements for the Company’s pension plans over a longer period of time.  The Company has not yet estimated the effect of the new law on its projected contributions to the pension plans as the rules to apply the new law are not yet available.

NOTE J—RESTRUCTURING CHARGES

In the third quarter of fiscal 2012, the continuing impact of the housing economy’s lengthy downturn caused the Company to announce a restructuring plan (“2012 Restructuring Plan”) that committed to the closing of two of the Company’s manufacturing plants located in Hardy County, West Virginia and Hazard, Kentucky, offering its previously idled plant in Tahlequah, Oklahoma for sale, and realigning its retirement program, including freezing the Company’s defined benefit pension plans.  Operations ceased at the Hazard plant in April 2012 and at the Hardy County plant in May 2012.   The 2012 Restructuring Plan was adopted to reduce costs, increase the Company’s capacity utilization rates and decrease overhead costs.

During fiscal 2012, the Company recognized pre-tax restructuring charges of $15.9 million related to the 2012 Restructuring Plan.  During the quarter ended July 31, 2012, the Company recognized pre-tax restructuring charges of $0.8 million related to the 2012 Restructuring Plan.  In addition, the Company recognized recurring operating costs for the closed facilities of $0.4 million for the three months ended July 31, 2012 that are expected to continue until the plants are sold.

A reserve for restructuring charges in the amount of $0.7 million is included in the Company’s consolidated balance sheet as of July 31, 2012 which primarily relates to severance costs accrued but not yet paid.  Below is the summary of the restructuring reserve balance as of July 31, 2012:

2012 Restructuring Plan
(in thousands)

Restructuring reserve balance as of April 30, 2012	$2,817
Additions	249
Payments	(2,380)
Reserve balance as of July 31, 2012	$686

The Company has a total of three manufacturing plants classified as held for sale; one plant that was idled in 2009, plus the two manufacturing plants closed in the 2012 Restructuring Plan.  The Company believes that the $7.3 million net book value of the properties classified as held for sale is fully recoverable.  These assets are included in Other Assets on the Company’s balance sheet at July 31, 2012.

NOTE K—FAIR VALUE MEASUREMENTS

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

The following table summarizes the fair values of assets that are recorded in the Company’s unaudited condensed consolidated financial statements as of July 31, 2012 and April 30, 2012 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of July 31, 2012
	Level 1	Level 2		Level 3
ASSETS:
Money market funds	$45,938	$	- -	$	- -
Mutual funds	1,301		- -		- -
Total assets at fair value	$47,239	$	- -	$	- -

	As of April 30, 2012
	Level 1	Level 2		Level 3
ASSETS:
Money market funds	$38,874	$	- -	$	- -
Mutual funds	1,357		- -		- -
Total assets at fair value	$40,231	$	- -	$	- -

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of July 31, 2012.

Item 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes, both of which are included in Part I, Item 1 of this report.  The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts.  These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  In most cases, the reader can identify these forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “would,” “plan,” “may” or other similar words.  Forward-looking statements contained in this report, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements.  In addition, the Company participates in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings or deterioration in financial condition.  These include but are not limited to:

•
general economic or business conditions and instability in the financial and credit markets, including their potential impact on our (i) sales and operating costs and access to financing, and (ii) customers and suppliers and their ability to obtain financing or generate the cash necessary to conduct their respective businesses;

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

Additional information concerning the factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report, including elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and also in the Company's most recent Annual Report on Form 10-K for the fiscal year ended April 30, 2012, filed with the SEC, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A, "Risk Factors," and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."  While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a material adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes, speaks only as of the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent dealers and distributors.  At July 31, 2012, the Company operated 9 manufacturing facilities and 9 service centers across the country.

The three-month period ended July 31, 2012 was the Company’s first quarter of its fiscal year that ends on April 30, 2013 (fiscal 2013).  During the first quarter of fiscal 2013, housing market conditions remained far below levels experienced when the housing market peaked in 2006. Key measures such as single-family housing starts and the level of Gross Private Residential Fixed Investment reported by the U.S. Department of Commerce were less than half of their previous levels. However, several key indicators have begun or continued to trend positively during calendar 2012.  Each of the trends listed below favorably impacted the housing market during the first quarter of the Company’s fiscal 2013:

•	Private sector employment increased during the first quarter of fiscal 2013, as it has in every month since March 2010, according to data provided by the U.S. Department of Labor;
•	Consumer confidence improved by 15% compared with one year ago, as reported by the University of Michigan;
•	Existing home sales levels and the median price per existing home sold improved from one year ago by 8% and by 6%, respectively, according to data provided by the National Association of Realtors; and
•	Single-family housing starts improved by 20% compared with one year ago, according to data provided by the U.S. Department of Commerce.

The Company sells its products to two separate sales channels within the housing market; remodeling and new construction. The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers several of the above indicators as well as several others, including mortgage interest rates and sales reported by the Kitchen Cabinet Manufacturers Association (KCMA), a trade organization which reports the aggregate sales that have been reported by its members, which include the largest cabinet manufacturers in the United States. Regarding new construction market activity for cabinets, the Company believes that fluctuations in single-family housing starts are the best indicator. During the first quarter of the Company’s fiscal 2013, single-family construction starts rose by 20% above prior year levels. During this same period, cabinet sales reported by KCMA’s members increased at a mid single-digit rate. Since the sales reported by KCMA’s members include both remodel and new construction sales, and because the increase in new construction starts likely drove a double-digit increase in new construction market cabinet sales, the Company believes that remodeling market cabinet sales declined at a single-digit rate during this period.

Faced with a declining remodeling market, the Company’s largest remodeling customers and competitors continued to utilize an elevated level of sales promotions in the Company’s product category to boost sales.  These promotions consisted of free products and cash discounts to consumers based upon the amount and/or type of cabinets they purchased.  Although some of the Company’s competitors have participated vigorously in these promotional activities, the Company has begun to ease the amount of its promotional offerings while continuing to remain competitive with its competitors.  The Company’s remodeling sales during the first quarter of fiscal 2013 were roughly flat with prior year, in a market that appears to have declined by single-digits.

The Company continued to realize strong market share gains in its new construction channel, where sales increased by more than 40% in the first quarter of fiscal 2013 when compared to the same period of fiscal 2012, significantly outpacing the 20% improvement in single-family housing starts.

The Company’s total net sales rose by 13% during the first quarter of fiscal 2013, indicative of market share gains in both its remodeling and new construction sales channels. The Company’s sales increase helped its gross margin rate improve to 14.9% in the first quarter of fiscal 2013, compared with 14.0% in the prior year’s first quarter.  The improvement in the Company’s gross margin during the three-month period was driven by reductions in fixed overhead costs associated with the plant closures and by the beneficial impact of increased sales volume.  These beneficial factors were partially offset by operational inefficiencies connected with the transition of production related to the plant closures and by the unfavorable impact of higher material costs.

During the third quarter of its prior fiscal year, the Company announced several initiatives designed to reduce its manufacturing capacity and its cost base, including the permanent closure of two manufacturing plants, the decision to place a previously closed manufacturing facility for sale, and the realignment of its retirement program, including the freezing of its pension plans. The Company recorded restructuring charges of $15.9 million (pre-tax) and $10.0 million (after-tax) during fiscal 2012 and $0.8 million (pre-tax) and $0.5 million (after-tax) during the first quarter of fiscal 2013 in connection with these initiatives.  Because the bulk of these restructuring efforts were completed at July 31, 2012, the Company expects that its future out-of-pocket costs will be reduced as the fiscal year progresses. The Company has listed each of the three manufacturing facilities that ceased production for sale.  The three plants were classified as assets held for sale and included in “Other Assets” with an aggregate $7.3 million net book value in the Company’s July 31, 2012 balance sheet.

The Company regularly assesses its long-lived assets to determine if any impairment has occurred and regularly evaluates its deferred tax assets to determine whether a valuation allowance is necessary.  The Company has concluded that none of the long-lived assets pertaining to its 9 manufacturing plants or any of its other long-lived assets were impaired and that no valuation allowance on its deferred tax assets was necessary as of July 31, 2012.

Exclusive of restructuring charges, the Company earned a net income of $1.0 million for the first quarter of fiscal 2013, compared with a net loss of $2.7 million in the first quarter of its prior fiscal year.

Results of Operations

	Three Months Ended
	July 31,
(in thousands)	2012	2011	Percent Change

Net sales	$148,252	$131,199	13%
Gross profit	22,043	18,407	20
Selling and marketing expenses	14,520	15,976	(9)
General and administrative expenses	5,639	6,341	(11)

Net Sales.  Net sales were $148.3 million for the first quarter of fiscal 2013, an increase of 13% compared with the comparable period of the prior fiscal year.  Overall unit volume for the three-month period ended July 31, 2012 improved by 9%, while average revenue per unit increased 4%, driven by modest improvements in the Company’s sales mix and pricing.

Gross Profit.  Gross profit margin for the first quarter of fiscal 2013 was 14.9%, compared with 14.0% for the comparable period of the prior fiscal year.  The improvement in gross profit margin was due primarily to the beneficial impact of higher sales volume and the reduction in fixed overhead costs associated with the Company’s two plant closures in April and May of 2012.  This favorability was partially offset by an increase in material and freight costs.   Specific changes and additional information included:

•
Overhead and labor costs improved by a combined 3.3% of net sales in the first quarter of fiscal 2013 compared with the comparable prior year period, as increased sales volume caused increased absorption of fixed overhead costs.  The recent plant closures caused overhead costs to be reduced; however this favorable impact was  partially offset by labor inefficiencies that were driven by the transition of production related to the recent plant closures during a period of rising sales volume;

•
Materials and freight costs increased as a percentage of net sales by 2.4% during the first quarter of fiscal 2013 compared with the comparable prior year period, driven primarily by inflationary pressures in finishing materials, lumber, cartons, imported components, and diesel fuel, as well as production inefficiencies resulting from the recent plant closures.

Selling and Marketing Expenses. Selling and marketing expenses were 9.8% of sales in the first quarter of fiscal 2013, compared with 12.2% of sales for the comparable period of the prior fiscal year.  Sales and marketing costs decreased by 9% in relation to the 13% increase in net sales during the first quarter of fiscal 2013, due to cost reductions related to the Company’s retirement plan changes, as well as reduced spending on product displays and dealer sales promotions.

General and Administrative Expenses.  General and administrative expenses were 3.8% of sales in the first quarter of fiscal 2013, compared with 4.8% of sales for the comparable period of the prior fiscal year. General and administrative costs were reduced by 11% during the first quarter of fiscal 2013 compared with the prior year, driven by the aforementioned retirement plan changes, as well as reduced incentive-based compensation expenses.  As of July 31, 2012, the Company had approximately $0.1 million of accounts with aggregate receivables from customers with a higher perceived level of risk.

Effective Income Tax Rates. The Company’s effective income tax rate for the first quarter of fiscal 2013 was 44.7%, compared with 30.5% in the comparable period of the prior fiscal year.  The higher effective tax rate in fiscal 2013 was the result of relatively consistent amounts of permanent tax differences  in relation to the net income generated in the first quarter of fiscal 2013 as compared with the net loss generated in the prior year’s first quarter.

Outlook.  The Company expects that housing prices will finally bottom during its fiscal year 2013 and begin to improve over prior year levels for the first time in several years. The Company expects that cabinet sales in the remodeling market will correlate with house pricing activity and be relatively flat during fiscal 2013. The Company expects that its remodeling sales will grow at a rate that slightly exceeds that of the remodeling market.

The Company expects that single-family housing starts and new construction cabinet market sales will grow in the low teens during its fiscal year 2013, and that the Company’s new construction sales growth will slightly exceed this level for the remainder of its fiscal year.

Because both the Company’s first quarter sales increase and its market outlook have exceeded its expectations, the Company now expects that it has the opportunity to operate profitably for the remainder of fiscal 2013, even though the entirety of the benefits derived from its restructuring initiatives may be delayed by several months.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash, cash equivalents and restricted cash totaled $67.9 million at July 31, 2012, representing a $5.8 million decrease from its April 30, 2012 balance, and a $2.6 million decrease from July 31, 2011.  At July 31, 2012, total long-term debt (including current maturities) was $24.6 million, down $0.1 million from its balance at April 30, 2012 and down $0.8 million from July 31, 2011.  The Company’s ratio of long-term debt to total capital was 15.3% at July 31, 2012 compared with 15.5% at April 30, 2012.

The Company’s main source of liquidity is its existing cash and cash equivalents on hand and cash generated from its operating activities. The Company maintains a $35 million secured revolving credit facility with Wells Fargo Bank, N.A. (Wells Fargo). Pursuant to the terms of the Wells Fargo credit facility, $7.1 million of the Company’s cash served as security for borrowings under this facility and was classified as restricted cash at both July 31, 2012 and April 30, 2012.

Cash used by operating activities in the first three months of fiscal 2013 was $3.8 million, compared with cash provided by operating activities of $4.2 million in the comparable period of fiscal 2012.  The decrease in cash generated by operating activities was driven primarily by plant closure and severance payments related to the recently completed restructuring activities, by resumption in funding the Company’s pension plans, and by incentive compensation payments pertaining to the prior year.  The aggregate incremental impact of these items exceeded $6 million.

The Company’s investing activities primarily consist of capital expenditures and investments in promotional displays.  Net cash used for capital expenditures and promotional displays was $1.9 million in the first three months of fiscal 2013, compared with $2.1 million in the comparable period of fiscal 2012. The decrease of $0.2 million was driven by the receipt of $1.8 million in proceeds received from the sale of equipment from the closed plants, partly offset by increases of $0.9 million in outflows for capital expenditures and $0.6 million for promotional displays. The Company expects its gross investments in capital expenditures and promotional displays for fiscal 2013 will increase to approximately $14 million for fiscal 2013, up from $9.9 million in fiscal 2012, driven by machinery and equipment enhancements to enable production volume to increase, and by increasing the number of sales display units deployed.

The Company generated negative free cash flow (defined as net cash provided by operating activities less net cash used for investing activities) of $5.6 million in the first three months of fiscal 2013, compared with positive free cash flow of $2.1 million in the first three months of fiscal 2012.  The Company’s free cash flow declined by $7.7 million during the first three months of fiscal 2013, driven by the reduction in cash flow from operating activities.

During the first three months of fiscal 2013, net cash used for financing activities was $0.2 million, compared with $1.4 million of net cash used in the comparable period of the prior fiscal year.  The Company discontinued its dividend after making its payment in the first quarter of the prior fiscal year, which reduced the Company’s outflow during the current fiscal year.  The Company made no repurchases of its common stock during either period and had $93.3 million of remaining stock repurchases authorized by its Board of Directors as of July 31, 2012.

The Company can borrow up to $35 million under the Wells Fargo credit facility; however, the Company must maintain cash and specified investments held in accounts pledged to Wells Fargo having a collateral value of at least 50% of the Company’s aggregate indebtedness and other obligations to Wells Fargo.  At July 31, 2012, $10 million of loans and $3.7 million of letters of credit were outstanding under the Wells Fargo facility and $7.1 million of the Company’s cash was held as security.

On May 29, 2012, the Company and Wells Fargo amended the credit facility and its related security arrangements. These modifications reduced the amount of the Company’s cash and securities that is required to be held as security from 100% to 50% of the Company’s outstanding indebtedness and other obligations to Wells Fargo. As a result, the Company’s restricted cash was reduced to its present level of $7.1 million, and the Company agreed to pledge substantially all of its assets as security for the Company’s indebtedness and other obligations to Wells Fargo. Other amendments to the credit facility (a) reduced the allowable ratio of the Company’s total liabilities to its tangible net worth to a maximum of 1.4 to 1.0 at the end of each fiscal quarter (on a rolling four quarter basis), (b) added a requirement for the Company to maintain a cash flow to fixed charges ratio of not less than 1.25 to 1.0 at the end of each fiscal quarter, and (c) added a requirement that the Company maintain an asset coverage ratio of not less than 1.47 to 1.0 at the end of each calendar month.

The Company was in compliance with all covenants specified in the amended credit facility as of July 31, 2012, as follows: (a) the Company’s ratio of total liabilities to tangible net worth at July 31, 2012 was 1.0 to 1.0; (b) cash flow to fixed charges was 1.64 to 1.0; and (c) its asset coverage ratio as of July 31, 2012 was 5.06 to 1.0.

The credit facility does not limit the Company’s ability to use unrestricted cash to pay dividends or repurchase its common stock.

Cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations and fund capital expenditures and promotional displays for fiscal 2013.

The timing of the Company’s contractual obligations as of April 30, 2012 is summarized in the table below.

	FISCAL YEARS ENDED APRIL 30
(in thousands)	Total Amounts	2013	2014-2015	2016-2017	2018 and Thereafter

Revolving credit facility	$10,000	$--	$10,000	$--	$--
Economic development loans	3,524	--	--	2,234	1,290
Term loans	3,858	328	718	804	2,008
Capital lease obligations	7,283	547	1,131	1,140	4,465
Interest on long-term debt (a)	2,460	480	902	599	479
Operating lease obligations	13,729	3,665	6,206	3,803	55
Pension contributions (b)	30,410	7,350	11,970	11,090	--

Total	$71,264	$12,370	$30,927	$19,670	$8,297

(a)
Interest commitments under interest bearing debt consist of interest under the Company’s primary loan agreement, term loans and capitalized lease agreements. Amounts outstanding under the Company’s revolving credit facility, $10 million at April 30, 2012, bear a variable interest rate determined by the London Interbank Offered Rate (LIBOR) plus 1.25%. Interest under the Company’s term loans and capitalized lease agreements is fixed at rates between 2% and 6.5%.  Interest commitments under interest bearing debt for the Company’s revolving credit facility are at LIBOR plus the spread in effect as of April 30, 2012, throughout the remaining term of the facility.

(b)
The estimated cost of the Company’s two defined benefit pension plans is determined annually based upon the discount rate and other assumptions at fiscal year end.  Future pension funding contributions beyond 2017 have not been determined at this time.  New legislation was passed in July 2012 that may have the effect of spreading the expected funding requirements for the Company’s pension plans over a longer period of time.  The Company has not yet estimated the effect of the new law on its projected contributions to the pension plans as the rules to apply the new law are not yet available.

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

Critical Accounting Policies

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no significant changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Since the fiscal year ended April 30, 2012, the Company had no material exposure to changes in interest rates for its debt agreements.

The Company does not currently use commodity or interest rate derivatives or similar financial instruments to manage its commodity price or interest rate risks.  See “Seasonal and Inflationary Factors” in Management’s Discussion and Analysis of Financial Condition and Results of Operations above for additional information regarding the effects inflation and commodity price fluctuations have on the costs of the Company’s products.

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 31, 2012.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.  In addition, there has been no change in the Company's internal control over financial reporting that occurred during the quarter ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the Company’s business.  The Company does not have any litigation that does not constitute ordinary, routine litigation incidental to its business.

Item 1A. Risk Factors

Risk factors that may affect the Company’s business, results of operations and financial condition are described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012.  Additional risks are discussed elsewhere in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Forward-Looking Statements” and “Outlook.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 24, 2007, the Company announced that the Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s common stock.  This authorization has no expiration date.  In the first quarter of fiscal 2013, the Company did not repurchase any shares under this authorization.  At July 31, 2012, $93.3 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of American Woodmark Corporation held on August 23, 2012, the holders of 12,871,247 of the 14,395,273 shares of the Company’s common stock outstanding voted on one or more matters either in person at the meeting or by duly executed and delivered proxies.  The shareholders approved the three items outlined in the Company’s Proxy Statement that was sent to shareholders and filed with the SEC in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

The following items were approved at the Company’s Annual Meeting:

	Votes	Votes	Votes	Broker
	"FOR"	"AGAINST"	"ABSTAINED"	"NON-VOTES"

1. Election of the Board of Directors:
William F. Brandt, Jr.	12,181,240	166,814	529	522,664
Andrew B. Cogan	12,193,170	154,761	652	522,664
Martha M. Dally	12,023,499	324,366	718	522,664
James G. Davis, Jr.	12,193,144	154,712	727	522,664
Kent B. Guichard	12,113,569	230,762	4,252	522,664
Daniel T. Hendrix	12,096,312	250,619	1,652	522,664
Kent J. Hussey	12,179,071	168,785	727	522,664
Carol B. Moerdyk	12,192,073	154,858	1,652	522,664
Vance W. Tang	12,096,381	250,475	1,727	522,664

2. Ratification of Selection of Independent Registered Public Accounting Firm	12,717,162	150,838	3,247	- -

3. Advisory Vote to Approve Executive Compensation	12,035,655	256,435	54,282	524,875

Item 6. Exhibits

Exhibit Number	Description

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

10.1	Security Agreement (Financial Assets), dated as of April 26, 2012, made by the Company in favor of Wells Fargo Bank, N.A. (Filed Herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).#

# Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/Jonathan H. Wolk
Jonathan H. Wolk
Senior Vice President and Chief Financial Officer

Date: August 29, 2012
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

10.1	Security Agreement (Financial Assets), dated as of April 26, 2012, made by the Company in favor of Wells Fargo Bank, N.A. (Filed Herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).#

# Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.