Form 10-Q/A
period 2012-07-31
AMERICAN WOODMARK CORP
filed 2012-08-29
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of American Woodmark Corporation for the period ended July 31, 2012, filed with the Securities Exchange Commission on August 29, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the financial statements and related notes to the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q and does not modify or update in any way disclosures made on the Form 10-Q.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act. *

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act. *

32.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).#

* Previously filed.

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