Form 10-Q
period 2012-10-31
AMERICAN WOODMARK CORP
filed 2012-11-30
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	October 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-14798

American Woodmark Corporation
(Exact name of registrant as specified in its charter)

Virginia		54-1138147
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3102 Shawnee Drive, Winchester, Virginia		22601
(Address of principal executive offices)		(Zip Code)

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

As of November 28, 2012, 14,536,345 shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION	NUMBER

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets--October 31, 2012 and April 30, 2012	3

	Condensed Consolidated Statements of Operations--Three months ended October 31, 2012 and 2011; Six months ended October 31, 2012 and 2011	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) – Three months ended October 31, 2012 and 2011; Six months ended October 31, 2012 and 2011	5

	Condensed Consolidated Statements of Cash Flows--Six months ended October 31, 2012 and 2011	6

	Notes to Condensed Consolidated Financial Statements--October 31, 2012	7-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6.	Exhibits	20

SIGNATURES		21

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	October 31,	April 30,
	2012	2012

ASSETS
Current Assets
Cash and cash equivalents	$63,050	$66,620
Customer receivables, net	41,172	32,533
Inventories	28,092	22,340
Income taxes receivable and other	2,601	2,523
Deferred income taxes	10,950	7,086
Total Current Assets	145,865	131,102

Property, plant and equipment, net	74,231	75,375
Restricted cash	7,064	7,064
Promotional displays, net	5,672	5,073
Deferred income taxes	29,019	34,969
Other assets	7,295	11,538
TOTAL ASSETS	$269,146	$265,121

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$22,975	$19,492
Current maturities of long-term debt	959	875
Accrued compensation and related expenses	22,178	21,963
Accrued marketing expenses	10,347	8,756
Other accrued expenses	4,801	8,135
Total Current Liabilities	61,260	59,221

Long-term debt, less current maturities	23,721	23,790
Defined benefit pension liabilities	47,651	50,547
Other long-term liabilities	1,511	1,543

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	--	--
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at October 31, 2012: 14,503,520 at April 30, 2012: 14,395,273	98,395	96,205
Retained earnings	63,933	61,422
Accumulated other comprehensive loss -
Defined benefit pension plans	(27,325)	(27,607)
Total Shareholders' Equity	135,003	130,020
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$269,146	$265,121

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011

Net sales	$159,760	$128,418	$308,012	$259,617
Cost of sales and distribution	134,966	112,304	261,175	225,096
Gross Profit	24,794	16,114	46,837	34,521

Selling and marketing expenses	14,973	14,508	29,493	30,484
General and administrative expenses	6,624	6,166	12,263	12,507
Restructuring charges, net	84	--	861	15
Insurance recoveries	(399)	--	(399)	--
Operating Income (Loss)	3,512	(4,560)	4,619	(8,485)

Interest expense	166	137	317	274
Other income	(25)	(174)	(84)	(328)
Income (Loss) Before Income Taxes	3,371	(4,523)	4,386	(8,431)

Income tax expense (benefit)	1,421	(1,547)	1,875	(2,739)

Net Income (Loss)	$1,950	$(2,976)	$2,511	$(5,692)

Net Earnings (Loss) Per Share

Weighted Average Shares Outstanding
Basic	14,498,269	14,330,954	14,456,938	14,315,318
Diluted	14,677,640	14,330,954	14,626,899	14,315,318

Net earnings (loss) per share
Basic	$0.13	$(0.21)	$0.17	$(0.40)
Diluted	$0.13	$(0.21)	$0.17	$(0.40)

Cash dividends per share	$0.00	$0.00	$0.00	$0.09

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011

Net income (loss)	$1,950	$(2,976)	$2,511	$(5,692)

Other comprehensive income, net of tax:
Change in pension benefits	141	331	282	662

Total Comprehensive Income (Loss)	$2,091	$(2,645)	$2,793	$(5,030)

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	October 31,
	2012	2011

OPERATING ACTIVITIES
Net income (loss)	$2,511	$(5,692)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	7,572	11,486
Net loss on disposal of property, plant and equipment	100	69
Gain on sales of assets held for sale	(487)	--
Stock-based compensation expense	1,761	1,833
Deferred income taxes	1,723	(2,929)
Pension contributions (in excess of) less than expense	(2,435)	3,215
Other non-cash items	(182)	(854)
Changes in operating assets and liabilities:
Customer receivables	(8,752)	2,534
Inventories	(5,469)	(346)
Income taxes receivable and other assets	(637)	449
Accounts payable	3,483	(3,140)
Accrued compensation and related expenses	215	2,456
Other accrued expenses	(1,157)	(1,202)
Net Cash Provided (Used) by Operating Activities	(1,754)	7,879

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(5,129)	(2,990)
Proceeds from sales of property, plant and equipment	75	15
Proceeds from sales of assets held for sale	6,447	--
Investment in promotional displays	(2,873)	(1,665)
Net Cash Used by Investing Activities	(1,480)	(4,640)

FINANCING ACTIVITIES
Payments of long-term debt	(336)	(309)
Proceeds from issuance of common stock	--	18
Payment of dividends	--	(1,287)
Net Cash Used by Financing Activities	(336)	(1,578)

Net Increase (Decrease) in Cash and Cash Equivalents	(3,570)	1,661

Cash and Cash Equivalents, Beginning of Period	66,620	55,420

Cash and Cash Equivalents, End of Period	$63,050	$57,081

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and six-month periods ended October 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2013.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2012 filed with the U.S. Securities Exchange Commission (SEC).

NOTE B--NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. Additionally, ASU 2011-05 eliminates the option to present comprehensive income and its components as part of the statement of shareholders’ equity. The ASU does not change the items that must be reported in other comprehensive income.  The Company adopted this guidance effective May 1, 2012 and now includes a Statement of Comprehensive Income (Loss) in the interim financial statements.  The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

NOTE C—NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands, except per share amounts)	2012	2011	2012	2011
Numerator used in basic and diluted net earnings (loss) per common share:
Net income (loss)	$1,950	$(2,976)	$2,511	$(5,692)
Denominator:
Denominator for basic net earnings (loss) per common share -
weighted-average shares	14,498	14,331	14,457	14,315
Effect of dilutive securities:
Stock options and restricted stock units	180	--	170	--
Denominator for diluted net earnings (loss) per common share -
weighted-average shares and assumed conversions	14,678	14,331	14,627	14,315
Net earnings (loss) per share
Basic	$0.13	$(0.21)	$0.17	$(0.40)
Diluted	$0.13	$(0.21)	$0.17	$(0.40)

Potentially dilutive securities of 1.4 million and 2.0 million shares for the six-month periods ended October 31, 2012 and 2011, respectively, were excluded from the calculation of net earnings (loss) per share, as the effect would be anti-dilutive.

NOTE D--STOCK-BASED COMPENSATION

The Company has various stock compensation plans.  During the quarter ended October 31, 2012, the Board of Directors of the Company approved grants of a total of 20,000 service-based restricted stock units to non-employee directors.  These service-based restricted stock units vest daily through the end of the two-year vesting period as long as the recipient continuously remains a member of the Board, and entitle the recipient to receive one share of the Company’s common stock per unit granted.  During the six months ended October 31, 2012, the Board of Directors of the Company also approved grants of non-statutory stock options and service-based and performance-based restricted stock units to key employees.  The employee non-statutory stock option grants totaled 125,000 shares of the Company’s common stock with an exercise price of $17.62 per share. The options vest evenly over a three-year period and have a ten-year contractual term. The employee performance-based restricted stock units totaled 129,075 units and the employee service-based restricted stock units totaled 43,025 units. The performance-based restricted stock units entitle the recipients to receive one share of the Company’s common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based units entitle the recipients to receive one share of the Company’s common stock per unit granted if they remain continuously employed with the Company until the units vest.  The Company’s restricted stock units granted to employees cliff-vest three years from the grant date.

For the three- and six-month periods ended October 31, 2012 and 2011, stock-based compensation expense was allocated as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2012	2011	2012	2011
Cost of sales and distribution	$131	$138	$308	$298
Selling and marketing expenses	189	187	430	389
General and administrative expenses	456	529	1,023	1,146
Stock-based compensation expense	$776	$854	$1,761	$1,833

NOTE E--CUSTOMER RECEIVABLES

The components of customer receivables were:

	October 31,	April 30,
(in thousands)	2012	2012
Gross customer receivables	$43,324	$34,572
Less:
Allowance for doubtful accounts	(118)	(93)
Allowance for returns and discounts	(2,034)	(1,946)

Net customer receivables	$41,172	$32,533

NOTE F--INVENTORIES

The components of inventories were:

	October 31,	April 30,
(in thousands)	2012	2012
Raw materials	$11,370	$9,412
Work-in-process	17,301	14,543
Finished goods	9,592	8,734

Total FIFO inventories	38,263	32,689

Reserve to adjust inventories to LIFO value	(10,171)	(10,349)

Total LIFO inventories	$28,092	$22,340

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

The following is a reconciliation of the Company’s warranty liability:

	Six Months Ended
	October 31,
(in thousands)	2012	2011
Beginning balance at May 1	$1,885	$1,738
Accrual	4,953	4,432
Settlements	(4,747)	(4,392)

Ending balance at October 31	$2,091	$1,778

NOTE H--CASH FLOW

Supplemental disclosures of cash flow information:

	Six Months Ended
	October 31,
(in thousands)	2012	2011
Cash paid during the period for:
Interest	$240	$185
Income taxes	$157	$160

NOTE I--PENSION BENEFITS

Effective April 30, 2012, the Company froze all future benefit accruals under the Company’s hourly and salary defined-benefit pension plans.

Net periodic pension cost consisted of the following for the three months and six months ended October 31, 2012 and 2011.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2012	2011	2012	2011
Service cost	$--	$1,283	$--	$2,566
Interest cost	1,565	1,677	3,130	3,353
Expected return on plan assets	(1,641)	(1,656)	(3,282)	(3,312)
Recognized net actuarial loss	231	522	462	1,044
Amortization of prior service cost	--	20	--	40

Net periodic pension cost	$155	$1,846	$310	$3,691

Based on the enactment of the pension funding stabilization provisions in the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) on July 9, 2012, the Company expects to contribute $4.9 million to its pension plans in fiscal 2013, which represents required funding.  MAP-21 had the effect of reducing expected funding requirements for the Company’s pension plans for fiscal 2013 by allowing the Company to calculate the discount rate for funding purposes based on an average of rates spread over a longer period of time.  As of October 31, 2012, $2.7 million of contributions had been made.  The Company made contributions of $2.9 million to its pension plans in fiscal 2012.

NOTE J—RESTRUCTURING CHARGES

In the third quarter of fiscal 2012, the continuing impact of the housing economy’s lengthy downturn caused the Company to announce a restructuring plan (“2012 Restructuring Plan”) that committed to the closing of two of the Company’s manufacturing plants located in Hardy County, West Virginia and Hazard, Kentucky, offering its previously idled plant in Tahlequah, Oklahoma for sale, and realigning its retirement program, including freezing the Company’s defined benefit pension plans.  Operations ceased at the Hazard plant in April 2012 and at the Hardy County plant in May 2012.   The 2012 Restructuring Plan was adopted to reduce costs and increase the Company’s capacity utilization rates.

During fiscal 2012, the Company recognized pre-tax restructuring charges of $15.9 million related to the 2012 Restructuring Plan.  During the six months ended October 31, 2012, the Company recognized pre-tax restructuring charges of $0.9 million related to the 2012 Restructuring Plan.  In addition, the Company recognized recurring operating costs for the closed facilities of $0.3 million for the six months ended October 31, 2012 that are expected to continue until the plants are sold.

A reserve for restructuring charges in the amount of $0.1 million is included in the Company’s consolidated balance sheet as of October 31, 2012 which primarily relates to severance costs accrued but not yet paid.  Below is the summary of the restructuring reserve balance as of October 31, 2012:

2012 Restructuring Plan
(in thousands)

Restructuring reserve balance as of April 30, 2012	$2,817
Additions	231
Payments	(2,910)
Reserve balance as of October 31, 2012	$138

As of October 31, 2012, the Company had a total of two manufacturing plants classified as held for sale, which were closed in the 2012 Restructuring Plan.  During the second quarter of fiscal 2013, the Company sold its closed plant located in Tahlequah, Oklahoma and recognized a gain of $0.3 million on the sale.  The gain was included in restructuring charges on the Company’s statements of operations.  The Company believes that the remaining $3.0 million net book value of the two properties classified as held for sale is fully recoverable.  These assets are included in Other Assets on the Company’s balance sheet at October 31, 2012.

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

The following table summarizes the fair values of assets that are recorded in the Company’s unaudited condensed consolidated financial statements as of October 31, 2012 and April 30, 2012 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of October 31, 2012
	Level 1	Level 2		Level 3
ASSETS:
Money market funds	$45,939	$	- -	$	- -
Mutual funds	1,364		- -		- -
Total assets at fair value	$47,303	$	- -	$	- -

	As of April 30, 2012
	Level 1	Level 2		Level 3
ASSETS:
Money market funds	$38,874	$	- -	$	- -
Mutual funds	1,357		- -		- -
Total assets at fair value	$40,231	$	- -	$	- -

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of October 31, 2012.

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

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent dealers and distributors.  At October 31, 2012, the Company operated 9 manufacturing facilities and 9 service centers across the country.

The three-month period ended October 31, 2012 was the Company’s second quarter of its fiscal year that ends on April 30, 2013 (fiscal 2013).  During the second quarter of fiscal 2013, housing market conditions remained far below levels experienced when the housing market peaked in 2006. Key measures such as single-family housing starts and the level of Gross Private Residential Fixed Investment reported by the U.S. Department of Commerce were less than half of their previous levels. However, several key indicators have begun or continued to trend positively during calendar 2012.  Each of the trends listed below favorably impacted the housing market during the second quarter of the Company’s fiscal 2013:

•
Private sector employment increased during the second quarter of fiscal 2013, as it has in every month since March 2010 on a seasonally adjusted basis, according to data provided by the U.S. Department of Labor;

•	Consumer confidence reported by the University of Michigan improved by over 30% compared with one year ago, reaching its highest levels in five years;
•
Existing home sales levels and the median price per existing home sold improved from one year ago by 13% and by 11%, respectively, according to data provided by the National Association of Realtors; and

•	Single-family housing starts for the first six months of the Company’s fiscal 2013 improved by 28% compared with one year ago, according to data provided by the U.S. Department of Commerce.

The Company sells its products to two separate sales channels within the housing market; remodeling and new construction. The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers several of the above indicators as well as several others, including mortgage interest rates and sales reported by the Kitchen Cabinet Manufacturers Association (KCMA), a trade organization which reports the aggregate sales that have been reported by its members, which include the largest cabinet manufacturers in the United States. Regarding new construction market activity for cabinets, the Company believes that fluctuations in single-family housing starts are the best indicator. During the first half of the Company’s fiscal 2013, single-family construction starts rose by 28% above prior year levels. During this same period, cabinet sales reported by KCMA’s members increased at a mid single-digit rate. Since the sales reported by KCMA’s members include both remodel and new construction sales, and because the increase in new construction starts likely drove a double-digit increase in new construction market cabinet sales, the Company believes that remodeling market cabinet sales were flat to slightly down during this period.

Faced with a stagnant remodeling market, the Company’s largest remodeling customers and competitors continued to utilize an elevated level of sales promotions in the Company’s product category to boost sales.  These promotions consisted of free products and cash discounts to consumers based upon the amount and/or type of cabinets they purchased.  The Company strives to maintain its promotional levels in line with market activity, with a goal of remaining competitive.  The Company experienced promotional levels during the second quarter of fiscal 2013 that were in line with those of its previous quarter and its prior year levels.  The Company’s remodeling sales rose by double digits and by mid-single digits during the second quarter and first six months of fiscal 2013, respectively, compared with prior year, in a market that appears to have been flat to slightly down.

The Company continued to realize strong market share gains in its new construction channel, where sales increased by more than 40% in both the second quarter and first six months of fiscal 2013 when compared to the same periods of fiscal 2012, significantly outpacing the 28% improvement in single-family housing starts.  The Company’s total net sales rose by 24% during the second quarter of fiscal 2013 and by 19% during its first half, indicative of market share gains in both its remodeling and new construction sales channels.

During the third quarter of its prior fiscal year, the Company announced several initiatives designed to reduce its cost base (the 2012 Restructuring), including the permanent closure of two manufacturing plants, the decision to place a previously closed manufacturing facility for sale, and the realignment of its retirement program, including the freezing of its pension plans. The Company recorded restructuring charges of $15.9 million (pre-tax) and $10.0 million (after-tax) during fiscal 2012. The Company recorded $0.1 million (pre-tax and after-tax) during the second quarter of fiscal 2013 and $0.9 million (pre-tax) and $0.5 million (after-tax) during the first half of fiscal 2013 in connection with these initiatives.  Because the bulk of these restructuring efforts were completed by October 31, 2012, the Company expects that its future out-of-pocket costs will be reduced as the fiscal year progresses. The Company sold its previously closed plant in Tahlequah, Oklahoma and continues to include in “Other Assets” at an aggregate $3.0 million book value the two plants held for sale that were included in the 2012 Restructuring.

The Company regularly assesses its long-lived assets to determine if any impairment has occurred and regularly evaluates its deferred tax assets to determine whether a valuation allowance is necessary.  The Company has concluded that none of the long-lived assets pertaining to its 9 manufacturing plants or any of its other long-lived assets were impaired and that no valuation allowance on its deferred tax assets was necessary as of October 31, 2012.

The Company’s sales increase helped its gross margin rate improve to 15.5% in the second quarter of fiscal 2013, compared with 12.5% in the prior year’s second quarter and to 15.2% in the first half of fiscal 2013, compared with 13.3% in the prior year’s first half.  The improvement in the Company’s gross margin during the three- and six-month periods of fiscal 2013 was driven by reductions in fixed overhead costs associated with the plant closures performed in connection with the 2012 Restructuring, and by the beneficial impact of increased sales volume.  These beneficial factors were partially offset by operational inefficiencies connected with the transition of production related to the plant closures during a period of significant sales growth, and by the unfavorable impact of higher material costs.

Exclusive of restructuring charges, the Company earned net income of $2.0 million for the second quarter of fiscal 2013, compared with a net loss of $3.0 million in the second quarter of its prior fiscal year, and earned net income of $3.0 million for the first half of fiscal 2013, compared with a net loss of $5.7 million in the same period of the prior year.

Results of Operations

	Three Months Ended			Six Months Ended
	October 31,			October 31,
(in thousands)	2012	2011	Percent Change	2012	2011	Percent Change

Net sales	$159,760	$128,418	24%	$308,012	$259,617	19%
Gross profit	24,794	16,114	54	46,837	34,521	36
Selling and marketing expenses	14,973	14,508	3	29,493	30,484	(3)
General and administrative expenses	6,624	6,166	7	12,263	12,507	(2)

Net Sales.  Net sales were $159.8 million for the second quarter of fiscal 2013, an increase of 24% compared with the second quarter of fiscal 2012.  For the first six months of 2013, net sales were $308.0 million, reflecting a 19% increase compared with the same period of fiscal 2012.  Overall unit volume for the three- and six-month periods ended October 31, 2012 improved by 22% and 15%, respectively.  Average revenue per unit increased 2% and 3% during the three- and six-month periods ended October 31, 2012, respectively, driven by modest improvements in the Company’s sales mix and pricing.

Gross Profit.  Gross profit margin for the second quarter of fiscal 2013 was 15.5%, compared with 12.5% for the same period of fiscal 2012.  Gross profit margin was 15.2% for the first half of fiscal 2013, compared with 13.3% in the first half of fiscal 2012.  The improvement in gross profit margin was due primarily to the beneficial impact of higher sales volume and the reduction in fixed overhead costs associated with the Company’s two plant closures in April and May of 2012.  This favorability was partially offset by an increase in material and freight costs.   Specific changes and additional information included:

•
Overhead and labor costs improved by a combined 5.2% of net sales in the second quarter and 4.2% in the first six months of fiscal 2013, respectively, compared with the comparable prior year periods, as increased sales volume caused increased absorption of fixed overhead costs.  The recent plant closures caused overhead costs to be reduced; however, this favorable impact was  partially offset by labor inefficiencies that were driven by the transition of production related to the recent plant closures during a period of significant sales growth; and

•
Materials and freight costs increased as a percentage of net sales by 2.2% during the second quarter and 2.3% during the first six months of fiscal 2013, respectively, compared with the comparable prior year periods, driven primarily by production inefficiencies resulting from the recent plant closures, as well as inflationary pressures in finishing materials, lumber, cartons, imported components, and diesel fuel.

Selling and Marketing Expenses.  Selling and marketing expenses were 9.4% of sales in the second quarter of fiscal 2013, compared with 11.3% of sales for the same period in fiscal 2012.  For the first six months of fiscal 2013, selling and marketing costs were 9.6% of sales, compared with 11.7% of sales for same period of fiscal 2012.  Sales and marketing costs increased by 3% in relation to the 24% increase in net sales during the second quarter of fiscal 2013, and decreased by 3% in relation to the 19% increase in net sales for the first half of fiscal 2013.  The improvement in sales and marketing costs in comparison to net sales is due to reduced spending on product displays and cost reductions related to the Company’s retirement plan changes, which were offset by increased sales compensation and staffing costs related to the Company’s increased sales levels.

General and Administrative Expenses.  General and administrative expenses were 4.1% of sales in the second quarter and 4.0% of sales in the first half of fiscal 2013, compared with 4.8% of sales in both the second quarter and first half of fiscal 2012. General and administrative costs increased by 7% during the second quarter and decreased by 2% during the first six months of fiscal 2013 compared with the prior year, driven by savings from the aforementioned retirement plan changes, offset by increased incentive-based compensation expenses.  As of October 31, 2012, the Company had less than $0.1 million of accounts with aggregate receivables from customers with a higher perceived level of risk.

Effective Income Tax Rates.  The Company’s effective income tax rates for the second quarter and first six months of fiscal 2013 were 42.1% and 42.7%, respectively, compared with 34.2% and 32.5%, respectively, in the comparable periods for fiscal 2012.  The higher effective tax rates in fiscal 2013 were the result of relatively consistent amounts of permanent tax differences  in relation to the net income generated in the first half of fiscal 2013 as compared with the net losses generated in the prior year’s first half.

Outlook.  The Company expects that housing prices will finally bottom during its fiscal year 2013 and begin to improve over prior year levels for the first time in several years. The Company expects that remodeling market cabinet sales will correlate with existing home pricing activity and be relatively flat during fiscal 2013. The Company expects that its remodeling sales will grow at a rate that exceeds that of industry-wide cabinet sales for the remodeling market by several percentage points.  The Company regularly assesses market conditions for pricing and promotional levels.  The Company believes that the promotional environment appears to be gradually easing, suggesting that the Company may be able to reduce its promotional level run rate somewhat for the upcoming spring selling season.

The Company expects that single-family housing starts and new construction cabinet market sales will grow in the mid-teens during its fiscal year 2013, and that the Company’s new construction sales growth will continue to exceed this level for the remainder of its fiscal year.

Because both the Company’s first half sales increase and its market outlook have exceeded its original expectations for fiscal 2013, the Company now expects that it has the opportunity to operate profitably for the remainder of fiscal 2013, even though the entirety of the expected net benefits to be derived from its restructuring initiatives has been delayed by several months.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash, cash equivalents and restricted cash totaled $70.1 million at October 31, 2012, representing a $1.8 million increase from its July 31, 2012 levels, but a $3.6 million decrease from its April 30, 2012 balance.  At October 31, 2012, total long-term debt (including current maturities) was $24.7 million, flat with its balance at April 30, 2012.  The Company’s ratio of long-term debt to total capital was 14.9% at October 31, 2012 compared with 15.5% at April 30, 2012.

The Company’s main source of liquidity is its existing cash and cash equivalents on hand and cash generated from its operating activities. The Company maintains a $35 million secured revolving credit facility with Wells Fargo Bank, N.A. (Wells Fargo). Pursuant to the terms of the Wells Fargo credit facility, $7.1 million of the Company’s cash served as security for borrowings under this facility and was classified as restricted cash at both October 31, 2012 and April 30, 2012.

Cash used by operating activities in the first half of fiscal 2013 was $1.8 million, compared with cash provided by operating activities of $7.9 million in the comparable period of fiscal 2012.  The decrease in cash generated by operating activities was driven primarily by plant closure and severance payments related to the recently completed restructuring activities, by resumption in funding the Company’s pension plans, by incentive compensation payments pertaining to the prior year, and by investments made in growing the Company’s accounts receivable and inventory levels commensurate with its 19% increase in sales over the prior year’s first six months.

The Company’s investing activities primarily consist of capital expenditures and investments in promotional displays.  Net cash used for investing activities was $1.5 million in the first half of fiscal 2013, compared with $4.6 million in the comparable period of fiscal 2012. The decrease in cash used of $3.1 million was driven by the receipt of $6.4 million in proceeds from the sales of a closed facility and equipment from the closed plants, partly offset by increases aggregating $3.3 million in outflows for capital expenditures and promotional displays. The Company’s year-to-date gross investment in capital expenditures and promotional displays for fiscal 2013 was $8.0 million through October 31, 2012.  The Company expects that it will expend approximately $15 million for total gross investment in capital expenditures and promotional displays during fiscal 2013, compared with $9.9 million in fiscal 2012.  The increased level of investment during fiscal 2013 primarily represents machinery and equipment enhancements to enable production volume to increase, as well as an increase in the number of sales display units expected to be deployed.

The Company generated negative free cash flow (defined as net cash provided by operating activities less net cash used for investing activities) of $3.2 million in the first six months of fiscal 2013, compared with positive free cash flow of $3.2 million in the first six months of fiscal 2012.  The Company’s free cash flow declined by $6.4 million during the first six months of fiscal 2013, driven by the reduction in cash flow from operating activities, offset in part by the reduction in cash used for investing activities.

During the first six months of fiscal 2013, net cash used for financing activities was $0.3 million, compared with $1.6 million of net cash used in the comparable period of the prior fiscal year.  The Company discontinued its dividend after making its payment in the first quarter of the prior fiscal year, which reduced the Company’s outflow during the current fiscal year.  The Company made no repurchases of its common stock during either period and had $93.3 million of remaining stock repurchases authorized by its Board of Directors as of October 31, 2012.

The Company can borrow up to $35 million under the Wells Fargo credit facility; however, the Company must maintain cash and specified investments held in accounts pledged to Wells Fargo having a collateral value of at least 50% of the Company’s aggregate indebtedness and other obligations to Wells Fargo.  At October 31, 2012, $10 million of loans and $3.7 million of letters of credit were outstanding under the Wells Fargo facility and $7.1 million of the Company’s cash was held as security.

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

The Company was in compliance with all covenants specified in the amended credit facility as of October 31, 2012, as follows: (a) the Company’s ratio of total liabilities to tangible net worth was 0.99 to 1.0; (b) cash flow to fixed charges was 1.76 to 1.0; and (c) its asset coverage ratio was 5.11 to 1.0.

The credit facility does not limit the Company’s ability to use unrestricted cash to pay dividends or repurchase its common stock.

Cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations and fund investments in capital expenditures and promotional displays for fiscal 2013.

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

(b)
The estimated obligations for the Company’s two frozen defined benefit pension plans as of April 30, 2012 set forth in the table were determined based upon the discount rate and other assumptions at fiscal year end.  Future pension funding contributions beyond 2017 had not been determined at that time.  The enactment of the pension funding stabilization provisions in the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) on July 9, 2012 had the effect of reducing expected funding requirements for the Company’s pension plans for fiscal 2013 by allowing the Company to calculate the discount rate for funding purposes based on an average of rates spread over a longer period of time.  Based on MAP-21, the Company expects to contribute $4.9 million to the pension plans in fiscal 2013.  Projected contributions beyond fiscal 2013 have not yet been determined.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2012.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.  In addition, there has been no change in the Company's internal control over financial reporting that occurred during the quarter ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 24, 2007, the Company announced that the Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s common stock.  This authorization has no expiration date.  In the second quarter of fiscal 2013, the Company did not repurchase any shares under this authorization.  At October 31, 2012, $93.3 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.

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

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).#

# Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/Jonathan H. Wolk
Jonathan H. Wolk
Senior Vice President and Chief Financial Officer

Date: November 30, 2012
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

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).#

# Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.