Form 10-Q
period 2013-01-31
AMERICAN WOODMARK CORP
filed 2013-02-27
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	January 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-14798

American Woodmark Corporation
(Exact name of registrant as specified in its charter)

Virginia		54-1138147
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3102 Shawnee Drive, Winchester, Virginia		22601
(Address of principal executive offices)		(Zip Code)

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

As of February 25, 2013, 14,695,819 shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION	NUMBER

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets--January 31, 2013 and April 30, 2012	3

	Condensed Consolidated Statements of Operations--Three months ended January 31, 2013 and 2012; Nine months ended January 31, 2013 and 2012	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) – Three months ended January 31, 2013 and 2012; Nine months ended January 31, 2013 and 2012	5

	Condensed Consolidated Statements of Cash Flows--Nine months ended January 31, 2013 and 2012	6

	Notes to Condensed Consolidated Financial Statements--January 31, 2013	7-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6.	Exhibits	21

SIGNATURES		22

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	January 31,	April 30,
	2013	2012

ASSETS
Current Assets
Cash and cash equivalents	$66,004	$66,620
Customer receivables, net	40,954	32,533
Inventories	28,144	22,340
Income taxes receivable and other	2,560	2,523
Deferred income taxes	12,002	7,086
Total Current Assets	149,664	131,102

Property, plant and equipment, net	74,825	75,375
Restricted cash	7,064	7,064
Promotional displays, net	5,344	5,073
Deferred income taxes	26,521	34,969
Other assets	7,348	11,538
TOTAL ASSETS	$270,766	$265,121

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$22,941	$19,492
Current maturities of long-term debt	1,046	875
Accrued compensation and related expenses	22,382	21,963
Accrued marketing expenses	6,256	8,756
Other accrued expenses	7,176	8,135
Total Current Liabilities	59,801	59,221

Long-term debt, less current maturities	23,419	23,790
Defined benefit pension liabilities	45,495	50,547
Other long-term liabilities	1,577	1,543

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	--	--
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at January 31, 2013: 14,629,015 at April 30, 2012: 14,395,273	101,668	96,205
Retained earnings	65,990	61,422
Accumulated other comprehensive loss -
Defined benefit pension plans	(27,184)	(27,607)
Total Shareholders' Equity	140,474	130,020
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$270,766	$265,121

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012

Net sales	$151,346	$119,976	$459,358	$379,593
Cost of sales and distribution	127,839	105,388	389,014	330,484
Gross Profit	23,507	14,588	70,344	49,109

Selling and marketing expenses	13,083	13,671	42,576	44,155
General and administrative expenses	6,714	6,273	18,977	18,780
Restructuring charges, net	118	10,347	979	10,362
Insurance recoveries	--	--	(399)	--
Operating Income (Loss)	3,592	(15,703)	8,211	(24,188)

Interest expense	157	132	474	406
Other income	(41)	(182)	(125)	(510)
Income (Loss) Before Income Taxes	3,476	(15,653)	7,862	(24,084)

Income tax expense (benefit)	1,419	(6,539)	3,294	(9,278)

Net Income (Loss)	$2,057	$(9,114)	$4,568	$(14,806)

Net Earnings (Loss) Per Share

Weighted Average Shares Outstanding
Basic	14,581,573	14,361,953	14,498,483	14,330,863
Diluted	14,904,524	14,361,953	14,719,441	14,330,863

Net earnings (loss) per share
Basic	$0.14	$(0.63)	$0.32	$(1.03)
Diluted	$0.14	$(0.63)	$0.31	$(1.03)

Cash dividends per share	$0.00	$0.00	$0.00	$0.09

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012

Net income (loss)	$2,057	$(9,114)	$4,568	$(14,806)

Other comprehensive income, net of tax:
Change in pension benefits	142	(7,271)	423	(6,610)

Total Comprehensive Income (Loss)	$2,199	$(16,385)	$4,991	$(21,416)

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	January 31,
	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$4,568	$(14,806)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,967	17,204
Net loss on disposal of property, plant and equipment	107	109
Impairment loss related to restructuring activities	--	5,413
Gain on sales of assets held for sale	(481)	--
Stock-based compensation expense	2,648	2,606
Deferred income taxes	2,994	(8,812)
Pension contributions (in excess of) less than expense	(4,360)	4,403
Tax benefit from stock-based compensation	(331)	--
Other non-cash items	325	(212)
Changes in operating assets and liabilities:
Customer receivables	(8,552)	6,265
Inventories	(5,689)	1,266
Income taxes receivable and other assets	(835)	272
Accounts payable	3,449	(3,398)
Accrued compensation and related expenses	419	4,076
Other accrued expenses	(2,593)	(964)
Net Cash Provided by Operating Activities	2,636	13,422

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(7,667)	(5,215)
Proceeds from sales of property, plant and equipment	75	15
Proceeds from sales of assets held for sale	6,447	--
Investment in promotional displays	(3,426)	(2,388)
Net Cash Used by Investing Activities	(4,571)	(7,588)

FINANCING ACTIVITIES
Payments of long-term debt	(830)	(774)
Restricted cash	--	16
Proceeds from issuance of common stock	1,818	18
Payment of dividends	--	(1,287)
Tax benefit from stock-based compensation	331	--
Net Cash Provided (Used) by Financing Activities	1,319	(2,027)

Net Increase (Decrease) in Cash and Cash Equivalents	(616)	3,807

Cash and Cash Equivalents, Beginning of Period	66,620	55,420

Cash and Cash Equivalents, End of Period	$66,004	$59,227

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and nine-month periods ended January 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2013.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2012 filed with the U.S. Securities Exchange Commission (SEC).

NOTE B--NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, “Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  The ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements.  The ASU is effective prospectively for reporting periods beginning after December 15, 2012.  The adoption of ASU 2013-02 is not expected to have a significant impact on the Company’s results of operations or financial position.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. Additionally, ASU 2011-05 eliminates the option to present comprehensive income and its components as part of the statement of shareholders’ equity. The ASU does not change the items that must be reported in other comprehensive income.  The Company adopted this guidance effective May 1, 2012 and now includes a Statement of Comprehensive Income (Loss) in the interim financial statements.  The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

NOTE C--NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands, except per share amounts)	2013	2012	2013	2012
Numerator used in basic and diluted net earnings (loss)
per common share:
Net income (loss)	$2,057	$(9,114)	$4,568	$(14,806)
Denominator:
Denominator for basic net earnings (loss) per common
share - weighted-average shares	14,582	14,362	14,498	14,331
Effect of dilutive securities:
Stock options and restricted stock units	323	--	221	--
Denominator for diluted net earnings (loss) per common
share - weighted-average shares and assumed
conversions	14,905	14,362	14,719	14,331
Net earnings (loss) per share
Basic	$0.14	$(0.63)	$0.32	$(1.03)
Diluted	$0.14	$(0.63)	$0.31	$(1.03)

Potentially dilutive securities of 0.7 million and 1.7 million shares for the three-month periods ended January 31, 2013 and 2012, respectively, and 1.3 million and 1.9 million shares for the nine-month periods ended January 31, 2013 and 2012, respectively, were excluded from the calculation of net earnings (loss) per share, as the effect would be anti-dilutive.

NOTE D--STOCK-BASED COMPENSATION

The Company has various stock-based compensation plans.  During the quarter ended January 31, 2013, the Company did not grant any stock compensation awards to employees or non-employee directors.  During the nine months ended January 31, 2013, the Board of Directors of the Company approved grants of non-statutory stock options and performance-based restricted stock units to key employees and grants of service-based restricted stock units to key employees and non-employee directors.  The employee non-statutory stock option grants totaled 125,000 shares of the Company’s common stock with an exercise price of $17.62 per share. The options vest evenly over a three-year period and have a ten-year contractual term. The employee performance-based restricted stock units totaled 129,075 units and the employee and non-employee director service-based restricted stock units totaled 63,025 units. The performance-based restricted stock units entitle the recipients to receive one share of the Company’s common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based units entitle the recipients to receive one share of the Company’s common stock per unit granted if they remain continuously employed with the Company until the units vest.  All of the Company’s restricted stock units granted to employees cliff-vest three years from the grant date.  The service-based restricted stock units granted to non-employee directors vest daily through the end of the two-year vesting period as long as the recipient continuously remains a member of the Board.

For the three- and nine-month periods ended January 31, 2013 and 2012, stock-based compensation expense was allocated as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2013	2012	2013	2012
Cost of sales and distribution	$159	$117	$467	$415
Selling and marketing expenses	224	162	654	551
General and administrative expenses	504	494	1,527	1,640
Stock-based compensation expense	$887	$773	$2,648	$2,606

NOTE E--CUSTOMER RECEIVABLES

The components of customer receivables were:

	January 31,	April 30,
(in thousands)	2013	2012
Gross customer receivables	$43,124	$34,572
Less:
Allowance for doubtful accounts	(173)	(93)
Allowance for returns and discounts	(1,997)	(1,946)

Net customer receivables	$40,954	$32,533

NOTE F--INVENTORIES

The components of inventories were:

	January 31,	April 30,
(in thousands)	2013	2012
Raw materials	$11,705	$9,412
Work-in-process	16,349	14,543
Finished goods	10,275	8,734

Total FIFO inventories	38,329	32,689

Reserve to adjust inventories to LIFO value	(10,185)	(10,349)

Total LIFO inventories	$28,144	$22,340

Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Since these items are estimated, interim results are subject to the final year-end LIFO inventory valuation.

NOTE G--PRODUCT WARRANTY

The Company estimates outstanding warranty costs based on the historical relationship between warranty claims and revenues.  The warranty accrual is reviewed monthly to verify that it properly reflects the remaining obligation based on the anticipated expenditures over the balance of the obligation period.  Adjustments are made when actual warranty claim experience differs from estimates.  Warranty claims are generally made within two months of the original shipment date.

The following is a reconciliation of the Company’s warranty liability:

	Nine Months Ended
	January 31,
(in thousands)	2013	2012
Beginning balance at May 1	$1,885	$1,738
Accrual	6,959	6,337
Settlements	(7,168)	(6,384)

Ending balance at January 31	$1,676	$1,691

NOTE H--CASH FLOW

Supplemental disclosures of cash flow information:

	Nine Months Ended
	January 31,
(in thousands)	2013	2012
Cash paid during the period for:
Interest	$451	$362
Income taxes	$268	$206

NOTE I--PENSION BENEFITS

Effective April 30, 2012, the Company froze all future benefit accruals under the Company’s hourly and salary defined-benefit pension plans.

Net periodic pension cost consisted of the following for the three months and nine months ended January 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2013	2012	2013	2012
Service cost	$--	$1,326	$--	$3,892
Interest cost	1,565	1,633	4,696	4,986
Expected return on plan assets	(1,641)	(1,633)	(4,923)	(4,945)
Recognized net actuarial loss	231	428	692	1,472
Amortization of prior service cost	--	13	--	53
Curtailment expense	--	331	--	331

Net periodic pension cost	$155	$2,098	$465	$5,789

Based on the enactment of the pension funding stabilization provisions in the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) on July 9, 2012, the Company expects to contribute $4.9 million to its pension plans in fiscal 2013, which represents required funding.  MAP-21 had the effect of reducing expected funding requirements for the Company’s pension plans for fiscal 2013 by allowing the Company to calculate the discount rate for funding purposes based on an average of rates spread over a longer period of time.  As of January 31, 2013, $4.8 million of contributions had been made.  The Company made contributions of $2.9 million to its pension plans in fiscal 2012.

NOTE J--RESTRUCTURING CHARGES

In the third quarter of fiscal 2012, the continuing impact of the housing economy’s lengthy downturn caused the Company to announce a restructuring initiative (“2012 Restructuring Plan”) that committed to the closing of two of the Company’s manufacturing plants located in Hardy County, West Virginia and Hazard, Kentucky, offering its previously idled plant in Tahlequah, Oklahoma for sale, and realigning its retirement program, including freezing the Company’s defined benefit pension plans.  Operations ceased at the Hazard plant in April 2012 and at the Hardy County plant in May 2012.   The 2012 Restructuring Plan was adopted to reduce costs and increase the Company’s capacity utilization rates.

During fiscal 2012, the Company recognized pre-tax restructuring charges of $15.9 million related to the 2012 Restructuring Plan.  During the nine months ended January 31, 2013, the Company recognized pre-tax restructuring charges of $1.0 million related to the 2012 Restructuring Plan.  In addition, the Company recognized recurring operating costs for the closed facilities of $0.8 million for the nine months ended January 31, 2013 that are expected to continue to some degree until the plants are sold.

A reserve for restructuring charges in the amount of $21 thousand is included in the Company’s consolidated balance sheet as of January 31, 2013 which primarily relates to severance costs accrued but not yet paid.  Below is the summary of the restructuring reserve balance as of January 31, 2013:

2012 Restructuring Plan
(in thousands)

Restructuring reserve balance as of April 30, 2012	$2,817
Additions	190
Payments	(2,986)
Reserve balance as of January 31, 2013	$21

As of January 31, 2013, the Company had two manufacturing plants classified as held for sale, which were closed in the 2012 Restructuring Plan.  During the second quarter of fiscal 2013, the Company sold its closed plant located in Tahlequah, Oklahoma and recognized a gain of $0.3 million on the sale.  The gain was included in restructuring charges on the Company’s statements of operations.  The Company believes that the remaining $3.0 million net book value of the two properties classified as held for sale is fully recoverable.  These assets are included in Other Assets on the Company’s balance sheet at January 31, 2013.

NOTE K--FAIR VALUE MEASUREMENTS

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

The following table summarizes the fair values of assets that are recorded in the Company’s unaudited condensed consolidated financial statements as of January 31, 2013 and April 30, 2012 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of January 31, 2013
	Level 1	Level 2		Level 3
ASSETS:
Money market funds	$45,940	$	- -	$	- -
Mutual funds	1,461		- -		- -
Total assets at fair value	$47,401		$0		$0

	As of April 30, 2012
	Level 1	Level 2		Level 3
ASSETS:
Money market funds	$38,874	$	- -	$	- -
Mutual funds	1,357		- -		- -
Total assets at fair value	$40,231		$0		$0

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of January 31, 2013.

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

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent dealers and distributors.  At January 31, 2013, the Company operated 9 manufacturing facilities and 9 service centers across the country.

The three-month period ended January 31, 2013 was the Company’s third quarter of its fiscal year that ends on April 30, 2013 (fiscal 2013).  During the third quarter of fiscal 2013, housing market conditions remained far below levels experienced when the housing market peaked in 2006. Key measures such as single-family housing starts and the level of Gross Private Residential Fixed Investment reported by the U.S. Department of Commerce were less than half of their previous levels. However, several key indicators have begun or continued to trend positively during calendar 2012.  Each of the trends listed below favorably impacted the housing market during the third quarter of the Company’s fiscal 2013:

•
Private sector employment increased during the third quarter of fiscal 2013, as it has in every month since March 2010 on a seasonally adjusted basis, according to data provided by the U.S. Department of Labor;

•	Existing home sales levels and the median price per existing home sold each improved from one year ago by 12%, respectively, according to data provided by the National Association of Realtors; and
•	Single-family housing starts for calendar year 2012 improved by 25% compared with calendar year 2011, according to data provided by the U.S. Department of Commerce.

The Company sells its products to two separate sales channels within the housing market; remodeling and new construction. The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers several of the above indicators as well as several others, including mortgage interest rates, consumer confidence survey results and sales reported by the Kitchen Cabinet Manufacturers Association (KCMA), a trade organization which reports the aggregate sales that have been reported by its members, which include the largest cabinet manufacturers in the United States. Regarding new construction market activity for cabinets, the Company believes that fluctuations in single-family housing starts are the best indicator. During the first nine months of the Company’s fiscal 2013, single-family construction starts rose by 27% above prior year levels. During this same period, cabinet sales reported by KCMA’s members increased at a high single-digit rate. Sales reported by KCMA’s members include both remodel and new construction sales.  Since the KCMA member sales increase reflects the impact of the increase in single family housing starts, the Company believes that cabinet market remodeling sales were up by low to mid-single digits during this period.

Faced with an improving but still depressed remodeling market, the Company’s largest remodeling customers and competitors continued to utilize an elevated level of sales promotions in the Company’s product category to boost sales.  These promotions consisted of free products and/or cash discounts to consumers based upon the amount or type of cabinets they purchased.  The Company strives to maintain its promotional levels in line with market activity, with a goal of remaining competitive.  The Company experienced promotional levels during the third quarter of fiscal 2013 that were slightly lower than those experienced in both the previous quarter and prior year levels.  The Company’s remodeling sales rose by high single digits in both its third quarter and first nine months of fiscal 2013, respectively, compared with prior year, in a market that appears to have improved by less than that level.

The Company continued to realize strong market share gains in its new construction channel, where sales increased by more than 50% in the third quarter and more than 40% in the first nine months of fiscal 2013 when compared with the same periods of fiscal 2012, significantly outpacing the 27% improvement in single-family housing starts.  The Company’s total net sales rose by 26% during the third quarter of fiscal 2013 and by 21% during the first nine months, indicative of market share gains in both its remodeling and new construction sales channels.

During the third quarter of its prior fiscal year, the Company announced several initiatives designed to reduce its cost base (the 2012 Restructuring), including the permanent closure of two manufacturing plants, the decision to sell a previously closed manufacturing facility, and the realignment of its retirement program, including the freezing of its pension plans. The Company recorded restructuring charges of $15.9 million (pre-tax) and $10.0 million (after-tax) during fiscal 2012. The Company recorded $0.1 million (pre-tax and after-tax) during the third quarter of fiscal 2013 and $1.0 million (pre-tax) and $0.6 million (after-tax) during the first nine months of fiscal 2013 in connection with these initiatives.  Because the bulk of these restructuring efforts were completed by October 31, 2012, the Company expects that its future out-of-pocket costs will be limited as the fiscal year progresses. The Company sold its previously closed plant in Tahlequah, Oklahoma in the second quarter of fiscal 2013 and continues to include in “Other Assets” at an aggregate $3.0 million book value the other two plants held for sale that were included in the 2012 Restructuring.

The Company regularly considers the need for a valuation allowance against its deferred tax assets. The Company had a history of profitable operations for 16 consecutive years, from 1994 to 2009, followed by losses that coincided with the industry downturn from 2010 to 2012. As of January 31, 2013, the Company had total net deferred tax assets of $38.5 million, down from $42.1 million at April 30, 2012. Growth in the Company’s deferred tax assets in recent fiscal years resulted primarily from growth in its defined benefit pension liabilities and the impact of its recent losses. To fully realize these net deferred tax assets, the Company will need to, among other things, generate taxable income of at least $14.5 million to fully utilize its Federal net operating loss carry-forwards that do not expire until after 2030, and substantially reduce its net unfunded pension obligation of $50.5 million at April 30, 2012. The Company took definitive actions during fiscal year 2012 to enhance the probability that each of these objectives is achieved in the future.

The Company’s 2012 Restructuring reduced its costs and froze its defined benefit plans.  The Company resumed the funding of its pension plans during fiscal year 2012, and expects to continue funding these plans for the foreseeable future, which will reduce both its unfunded pension plan obligation and its deferred tax asset. These actions, coupled with the recent improvement in the US housing market and the Company’s continued ability to grow its sales at a faster rate than its competitors, have enabled the Company to generate net income and reduce its deferred tax assets and unfunded pension obligation in each of the first three quarters of its fiscal 2013.  The Company expects to be profitable for the entire fiscal year 2013 and for the foreseeable future. The Company believes that the positive evidence of the housing industry improvement, coupled with the benefits from the Company’s successful restructuring and continued market share gains have already driven a return to profitability that is expected to continue, and that the combined impact of these positive factors outweigh the negative factor of the Company’s previous losses.  Accordingly, Management has concluded it is more likely than not that the Company will realize its deferred tax assets.

The Company also regularly assesses its long-lived assets to determine if any impairment has occurred.  The Company has concluded that none of the long-lived assets pertaining to its 9 manufacturing plants or any of its other long-lived assets were impaired as of January 31, 2013.

The Company’s sales increase helped its gross margin rate improve to 15.5% in the third quarter of fiscal 2013, compared with 12.2% in the prior year’s third quarter and to 15.3% in the first nine months of fiscal 2013, compared with 12.9% in the prior year’s first nine months.  The improvement in the Company’s gross margin during the three- and nine-month periods of fiscal 2013 was driven by reductions in fixed overhead costs associated with the plant closures performed in connection with the 2012 Restructuring, and by the beneficial impact of increased sales volume.  These beneficial factors were partially offset by operational inefficiencies connected with the transition of production related to the plant closures during a period of significant sales growth, and by the unfavorable impact of higher material costs.

Exclusive of restructuring charges, the Company earned net income of $2.1 million for the third quarter of fiscal 2013, compared with a net loss of $2.8 million in the third quarter of its prior fiscal year, and earned net income of $5.2 million for the first nine months of fiscal 2013, compared with a net loss of $8.5 million in the same period of the prior year.

Results of Operations

	Three Months Ended			Nine Months Ended
	January 31,			January 31,
(in thousands)	2013	2012	Percent Change	2013	2012	Percent Change

Net sales	$151,346	$119,976	26%	$459,358	$379,593	21%
Gross profit	23,507	14,588	61	70,344	49,109	43
Selling and marketing expenses	13,083	13,671	(4)	42,576	44,155	(4)
General and administrative expenses	6,714	6,273	7	18,977	18,780	1

Net Sales.  Net sales were $151.3 million for the third quarter of fiscal 2013, an increase of 26% compared with the third quarter of fiscal 2012.  For the first nine months of 2013, net sales were $459.4 million, reflecting a 21% increase compared with the same period of fiscal 2012.  Overall unit volume for the three- and nine-month periods ended January 31, 2013 improved by 21% and 17%, respectively.  Average revenue per unit increased 4% and 3% during the three- and nine-month periods ended January 31, 2013, respectively, driven by modest improvements in the Company’s sales mix and pricing.

Gross Profit.  Gross profit margin for the third quarter of fiscal 2013 was 15.5%, compared with 12.2% for the same period of fiscal 2012.  Gross profit margin was 15.3% for the first nine months of fiscal 2013, compared with 12.9% in the first nine months of fiscal 2012.  The improvement in gross profit margin was due primarily to the beneficial impact of higher sales volume and the reduction in labor and overhead costs associated with the Company’s two plant closures in April and May of 2012.  This favorability was partially offset by an increase in material and freight costs.   Specific changes and additional information included:

•
Labor and overhead costs improved by a combined 4.3% of net sales in both the third quarter and first nine months of fiscal 2013, respectively, compared with the comparable prior year periods, as the combination of the increased sales volume and the plant closures caused increased absorption of fixed overhead costs, while labor costs also became slightly more efficient than in prior year.  Net labor efficiencies realized through January 31st, 2013 were less than originally expected due to the transition of production related to the recent plant closures during a period of significant sales growth. Net labor efficiencies improved as the third quarter of fiscal 2013 progressed;

•
Sales promotion costs improved by 1.1% of net sales during the third quarter and by 0.6% of net sales during the first nine months of fiscal 2013, respectively, compared with the comparable prior year periods, as a result of both an increased proportion of new construction sales to the Company’s total sales, as well as slightly reduced remodeling promotional activity; and

•
Materials and freight costs increased as a percentage of net sales by 2.1% during the third quarter and 2.5% during the first nine months of fiscal 2013, respectively, compared with the comparable prior year periods, driven primarily by inflationary pressures in finishing materials, lumber, cartons, imported components, and diesel fuel, as well as from production inefficiencies resulting from the recent plant closures.

Selling and Marketing Expenses.  Selling and marketing expenses were 8.6% of sales in the third quarter of fiscal 2013, compared with 11.4% of sales for the same period in fiscal 2012.  For the first nine months of fiscal 2013, selling and marketing costs were 9.3% of sales, compared with 11.6% of sales for same period of fiscal 2012.  Sales and marketing costs decreased by 4% in relation to the 26% increase in net sales during the third quarter of fiscal 2013, and decreased by 4% in relation to the 21% increase in net sales for the first nine months of fiscal 2013.  The improvement in sales and marketing costs in comparison to net sales is due to reduced spending on product displays and product launch costs and cost reductions related to the Company’s retirement plan changes, which were offset by increased sales compensation and staffing costs related to the Company’s increased sales levels.

General and Administrative Expenses.  General and administrative expenses were 4.4% of sales in the third quarter and 4.1% of sales in the first nine months of fiscal 2013, compared with 5.2% of sales in the third quarter and 4.9% of sales in the first nine months of fiscal 2012. General and administrative costs increased by 7% during the third quarter and increased by 1% during the first nine months of fiscal 2013 compared with the prior year, driven by savings from the aforementioned retirement plan changes, offset by increased incentive-based compensation expenses.  As of January 31, 2013, the Company had less than $0.1 million of accounts with aggregate receivables from customers with a higher perceived level of risk.

Effective Income Tax Rates.  The Company’s effective income tax rates for the third quarter and first nine months of fiscal 2013 were 40.8% and 41.9%, respectively, compared with 41.8% and 38.5%, respectively, in the comparable periods for fiscal 2012.  The higher effective tax rates utilized in the first nine months of fiscal 2013 were the result of relatively consistent amounts of permanent tax differences in relation to the net income generated in the first nine months of fiscal 2013 as compared with the net losses generated in the prior year’s first nine months.

Outlook.  The Company believes that housing prices have finally bottomed during its fiscal year 2013 and show improvement over prior year levels for the first time in several years. The Company believes that cabinet remodeling market sales will correlate with existing home pricing activity and increase modestly during fiscal 2013. The Company expects that its remodeling sales will grow at a rate that exceeds that of industry-wide cabinet sales for the remodeling market by several percentage points.  The Company regularly assesses market conditions for pricing and promotional levels.  The Company believes that the promotional environment appears to be gradually easing, suggesting that the Company may be able to reduce its promotional level run rate somewhat during the upcoming spring selling season.

The Company expects that single-family housing starts and in turn, cabinet new construction market sales, will grow approximately 25% during its fiscal year 2013, and that the Company’s new construction sales growth will continue to exceed this level for the remainder of its fiscal year.

The Company expects that it will operate profitably for the remainder of fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash, cash equivalents and restricted cash totaled $73.1 million at January 31, 2013, representing a $3.0 million increase from its October 31, 2012 levels, and a $0.6 million decrease from its April 30, 2012 balance.  At January 31, 2013, total long-term debt (including current maturities) was $24.5 million, down $0.2 million from its balance at April 30, 2012.  The Company’s ratio of long-term debt to total capital was 14.3% at January 31, 2013 compared with 15.5% at April 30, 2012.

The Company’s main source of liquidity is its existing cash and cash equivalents on hand and cash generated from its operating activities. The Company maintains a $35 million secured revolving credit facility with Wells Fargo Bank, N.A. (Wells Fargo). Pursuant to the terms of the Wells Fargo credit facility, $7.1 million of the Company’s cash served as security for borrowings under this facility and was classified as restricted cash at both January 31, 2013 and April 30, 2012.

Cash provided by operating activities in the first nine months of fiscal 2013 was $2.6 million, compared with $13.4 million in the comparable period of fiscal 2012.  The decrease in cash generated by operating activities was driven primarily by plant closure and severance payments related to the recently completed restructuring activities, by resumption in funding the Company’s pension plans, by incentive compensation payments pertaining to the prior year, and by growth in the Company’s accounts receivable and inventory levels commensurate with its 21% increase in sales over the prior year’s first nine months.  The higher proportion of the Company’s third quarter sales in the month of January 2013, as well as the higher proportion of the Company’s new construction sales to its total sales also contributed in the Company’s growth in its accounts receivable.

The Company’s investing activities primarily consist of capital expenditures and investments in promotional displays.  Net cash used for investing activities was $4.6 million in the first nine months of fiscal 2013, compared with $7.6 million in the comparable period of fiscal 2012. The decrease in cash used of $3.0 million was driven by the receipt of $6.4 million in proceeds from the sales of assets from closed plants, partly offset by increases aggregating $3.4 million in outflows for capital expenditures and promotional displays. The Company’s year-to-date gross investment in capital expenditures and promotional displays for fiscal 2013 was $11.1 million through January 31, 2013.  The Company expects that its gross outlays for capital expenditures and promotional displays will approximate $15 million during fiscal 2013, compared with $9.9 million in fiscal 2012.  The increased level of investment during fiscal 2013 primarily represents machinery and equipment enhancements to enable production volume to increase, as well as an increase in the number of sales display units deployed with customers.

The Company generated negative free cash flow (defined as net cash provided by operating activities less net cash used for investing activities) of $1.9 million in the first nine months of fiscal 2013, compared with positive free cash flow of $5.8 million in the first nine months of fiscal 2012.  The Company’s free cash flow declined by $7.8 million during the first nine months of fiscal 2013, driven by the reduction in cash flow from operating activities, offset in part by the reduction in cash used for investing activities.

During the first nine months of fiscal 2013, net cash provided by financing activities was $1.3 million, compared with $2.0 million of net cash used in the comparable period of the prior fiscal year.  The improvement was driven by the Company’s receipt of $1.8 million during fiscal year from employees’ exercise of stock options, as well as the discontinuance of its dividend after making its payment in the first quarter of the prior fiscal year.  The Company made no repurchases of its common stock during either period and had $93.3 million of remaining stock repurchases authorized by its Board of Directors as of January 31, 2013.

The Company can borrow up to $35 million under the Wells Fargo credit facility; however, the Company must maintain cash and specified investments held in accounts pledged to Wells Fargo having a collateral value of at least 50% of the Company’s aggregate indebtedness and other obligations to Wells Fargo.  At January 31, 2013, $10 million of loans and $3.7 million of letters of credit were outstanding under the Wells Fargo facility and $7.1 million of the Company’s cash was held as security.

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

The Company was in compliance with all covenants specified in the amended credit facility as of January 31, 2013, as follows: (a) the Company’s ratio of total liabilities to tangible net worth was 0.93 to 1.0; (b) cash flow to fixed charges was 1.94 to 1.0; and (c) its asset coverage ratio was 6.17 to 1.0.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2013.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.  In addition, there has been no change in the Company's internal control over financial reporting that occurred during the quarter ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 24, 2007, the Company announced that the Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s common stock.  This authorization has no expiration date.  In the third quarter of fiscal 2013, the Company did not repurchase any shares under this authorization.  At January 31, 2013, $93.3 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.

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

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).#

# Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/Jonathan H. Wolk
Jonathan H. Wolk
Senior Vice President and Chief Financial Officer

Date: February 27, 2013
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

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).#

# Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.