Form 10-K
period 2013-04-30
AMERICAN WOODMARK CORP
filed 2013-06-28
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2013
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
Large accelerated filer 	Accelerated filer ☒
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ]  No [X]

The aggregate market value of the registrant's Common Stock, no par value, held by non-affiliates of the registrant as of October 31, 2012, the last business day of the Company’s most recent second quarter was $252,894,016.

As of June 17, 2013, 14,923,930 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 22, 2013 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

American Woodmark currently offers framed stock cabinets in approximately 550 different cabinet lines, ranging in price from relatively inexpensive to medium-priced styles. Styles vary by design and color from natural wood finishes to low-pressure laminate surfaces. The product offering of stock cabinets includes 86 door designs in 18 colors. Stock cabinets consist of cabinet interiors of varying dimensions and construction options and a maple, oak, cherry, or hickory front frame, door and/or drawer front.

Products are sold under the brand names of American Woodmark®, Timberlake®, Shenandoah Cabinetry®, Potomac®, and Waypoint Living Spaces®.

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

In recognition of the cyclicality of the housing industry, the Company’s policy is to operate with a minimal amount of financial leverage.  The Company regularly maintains a debt to capital ratio of well below 20%, and working capital exclusive of cash of less than 6% of net sales.  At April 30, 2013, debt to capital was 13.9%, and working capital net of cash was 1.9% of net sales.

During the last fiscal year, American Woodmark had two primary customers, The Home Depot and Lowe’s Companies, Inc., which together accounted for approximately 59% of the Company’s sales in its fiscal year ended April 30, 2013 (fiscal 2013). The loss of either customer would have a material adverse effect on the Company.

As of May 31, 2013, the Company had 4,537 employees. None of the Company’s employees are represented by labor unions. The Company believes that its employee relations are good.

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

There are a number of business risks and uncertainties that may affect the Company’s business, results of operations and financial condition. These risks and uncertainties could cause future results to differ from past performance or expected results, including results described in statements elsewhere in this report that constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Additional risks and uncertainties not presently known to the Company or currently believed to be immaterial also may adversely impact the business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on the Company’s business, financial condition, and results of operations. These risks and uncertainties, which the Company considers to be most relevant to specific business activities, include, but are not limited to, the following, as well as additional risk factors included in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."  Additional risks and uncertainties that may affect the Company’s business, results of operations and financial condition are discussed elsewhere in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Forward-Looking Statements,” “Market Risks,” and “Outlook for Fiscal 2014.”

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

 Prolonged economic downturns may adversely impact the Company’s sales, earnings and liquidity.  Although they have recently rebounded, the Company’s fiscal 2013 sales levels were 25% below their peak levels of 2006.  The Company’s industry historically has been cyclical in nature and has fluctuated with economic cycles. During economic downturns, the Company’s industry could experience longer periods of recession and greater declines than the general economy. The Company believes that its industry is significantly influenced by economic conditions generally and particularly by housing activity, consumer confidence, the level of personal discretionary spending, demographics and credit availability. These factors not only may affect the ultimate consumer of the Company’s products, but also may impact home centers, builders and the Company’s other primary customers. As a result, a worsening of current conditions could adversely affect the Company’s sales and earnings as well as its cash flow and liquidity.

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

The loss of, or a reduction in business from, either of the Company’s key customers would have a material adverse effect upon its business.  The size and importance to the Company of its two largest customers is significant. These customers could make significant changes in their volume of purchases and could otherwise significantly affect the terms and conditions on which the Company does business. Sales to The Home Depot and Lowe’s Companies, Inc. were approximately 59% of total company sales for fiscal 2013. Although builders, dealers, and other retailers represent other channels of distribution for the Company's products, an unplanned loss of a substantial portion of sales to The Home Depot or Lowe’s Companies, Inc. would have a material adverse impact on the Company.

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

Primary properties as of April 30, 2013 include:

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

In addition, American Woodmark owns two manufacturing facilities that are permanently closed.

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

The Company believes that the aggregate range of estimated loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of April 30, 2013.

Also see the information under “Legal Matters” under “Note K – Commitments and Contingencies” to the Consolidated Financial Statements included in this report under Item 8, “Financial Statements and Supplementary Data.”

Item 4.	MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the Company are elected by the Board of Directors and generally hold office until the next annual election of officers. There are no family relationships between any executive officer and any other officer or director of the Company or any arrangement or understanding between any executive officer and any other person pursuant to which such officer was elected. The executive officers of the Company as of April 30, 2013 are as follows:

Name	Age	Position(s) Held During Past Five Years
Kent B. Guichard	57
Company Chairman, President and Chief Executive Officer from August 2009 to present; Company President and Chief Executive Officer from August 2007 to August 2009; Company Director from November 1997 to present.

Jonathan H. Wolk	51
Company Senior Vice President and Chief Financial Officer from September 2010 to present; Company Vice President and Chief Financial Officer from December 2004 to September 2010; Company Corporate Secretary from May 2005 to present.

S. Cary Dunston	48	Company Executive Vice President, Operations from September 2012 to present; Company Senior Vice President, Manufacturing and Supply Chain Services from October 2006 to September 2012.
Bradley S. Boyer	54
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

MARKET INFORMATION

American Woodmark Corporation common stock is quoted on The NASDAQ Global Select Market under the “AMWD” symbol. Common stock per share market prices and cash dividends declared during the last two fiscal years were as follows:

	MARKET PRICE		DIVIDENDS
(in dollars)	High	Low	DECLARED

FISCAL 2013
First quarter	$18.95	$15.46	$0.00
Second quarter	23.30	16.45	0.00
Third quarter	29.28	21.66	0.00
Fourth quarter	36.68	27.63	0.00

FISCAL 2012
First quarter	$22.51	$15.73	$0.09
Second quarter	19.87	11.53	0.00
Third quarter	17.99	10.88	0.00
Fourth quarter	19.52	13.19	0.00

As of May 16, 2013, there were approximately 6,500 shareholders of record of the Company's common stock. Included are approximately 52% of the Company's employees, who are shareholders through the American Woodmark Stock Ownership Plan. The Company paid dividends on its common stock during the first quarter of 2012 and then its quarterly dividend was suspended.  The determination as to the payment and the amount of any future dividends will be made by the Board of Directors from time to time and will depend on the Company’s then-current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors.

On August 24, 2007, the Company announced that the Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s common stock.  This authorization has no expiration date.  In the fourth quarter of 2013, the Company did not repurchase any shares under this authorization.  At April 30, 2013, $93.3 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.

Item 6.	SELECTED FINANCIAL DATA

FISCAL YEARS ENDED APRIL 30
(in millions except per share data)	2013	1	2012	1,2	2011	2	2010	2	2009	2

FINANCIAL STATEMENT DATA
Net sales	$630.4	$515.8	$452.6	$406.5	$545.9
Operating income (loss)	17.2	(33.4)	(31.1)	(37.3)	(7.2)
Net income (loss)	9.8	(20.8)	(20.0)	(22.3)	(3.2)
Earnings (loss) per share:
Basic	0.67	(1.45)	(1.40)	(1.58)	(0.23)
Diluted	0.66	(1.45)	(1.40)	(1.58)	(0.23)
Depreciation and amortization expense	14.4	23.4	26.7	30.9	35.1
Total assets	294.0	265.1	268.4	282.4	303.7
Long-term debt, less current maturities	23.6	23.8	24.7	25.6	26.5
Total shareholders' equity	146.2	130.0	154.0	175.3	203.7
Cash dividends declared per share	0.00	0.09	0.36	0.36	0.36
Average shares outstanding
Basic	14.6	14.3	14.3	14.1	14.1
Diluted	14.8	14.3	14.3	14.1	14.1

PERCENT OF SALES
Gross profit	16.3%	12.9%	11.7%	12.0%	16.4%
Selling, general and administrative expenses	13.5	16.2	18.5	20.5	15.9
Income (loss) before income taxes	2.7	(6.4)	(6.6)	(9.1)	(1.1)
Net income (loss)	1.5	(4.0)	(4.4)	(5.5)	(0.6)

RATIO ANALYSIS
Current ratio	2.6	2.2	2.4	2.5	2.6
Inventory turnover3	20.4	19.2	16.1	12.3	11.5
Collection period - days4	31.4	30.0	30.1	32.9	33.5
Percentage of capital (long-term debt plus equity):
Long-term debt, less current maturities	13.9%	15.5%	13.8%	12.7%	11.5%
Equity	86.1	84.5	86.2	87.3	88.5
Return on equity (average %)	7.1	(14.6)	(12.2)	(11.8)	(1.5)

1
The Company announced plans to realign its manufacturing network during fiscal 2012.  The impact of these initiatives in fiscal 2012 increased operating loss, net loss and loss per share by $15,917,000, $9,710,000 and $0.68, respectively.  During fiscal 2013, the charges related to these initiatives decreased operating income, net income and earnings per share by $1,433,000, $874,000 and $.06, respectively.

2
The Company performed a reduction-in-force of salaried personnel and announced plans to realign its manufacturing network during fiscal 2009.  The impact of these initiatives in fiscal 2009 reduced operating income (loss), net income (loss) and earnings (loss) per share by $9,743,000, $6,050,000 and $0.43, respectively.  During fiscal 2010, these initiatives increased operating loss, net loss and loss per share by $2,808,000, $1,722,000 and $0.12, respectively.  During fiscal 2011, these initiatives increased operating loss, net loss and loss per share by $62,000, $39,000 and $0.00, respectively.  During fiscal 2012, these initiatives increased operating loss, net loss and loss per share by $404,000, $246,000 and $0.01, respectively.

3	Based on the average of beginning and ending inventory.
4	Based on the ratio of average monthly customer receivables to average sales per day.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain income and expense items as a percentage of net sales:

	PERCENTAGE OF NET SALES
	Fiscal Years Ended April 30
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales and distribution	83.7	87.1	88.3
Gross profit	16.3	12.9	11.7
Selling and marketing expenses	9.1	11.3	13.5
General and administrative expenses	4.4	4.9	5.0
Restructuring charges	0.2	3.2	0.0
Insurance recovery	(0.1)	0.0	0.0
Operating income (loss)	2.7	(6.5)	(6.8)
Interest expense/other (income) expense	0.1	(0.1)	(0.2)
Income (loss) before income taxes	2.7	(6.4)	(6.6)
Income tax expense (benefit)	1.1	(2.4)	(2.2)
Net income (loss)	1.5	(4.0)	(4.4)

The following discussion should be read in conjunction with the Five-Year Selected Financial Information and the Consolidated Financial Statements and the related notes contained elsewhere herein.

Forward-Looking Statements

This annual report contains statements concerning the Company’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “would,” “plan,” “may,” or other similar words. Forward-looking statements contained in this annual report, including in Management’s Discussion and Analysis, are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements.  In addition, the Company participates in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings or deterioration in financial condition.  These include but are not limited to: (1) general economic or business conditions and instability in the financial and credit markets, including their potential impact on our (i) sales and operating costs and access to financing; and (ii) customers and suppliers and their ability to obtain financing or generate the cash necessary to conduct their respective businesses; (2) the cyclical nature of the Company’s industry, which is particularly sensitive to changes in consumer confidence, the amount of consumers’ income available for discretionary purchases, and the availability and terms of consumer credit; (3) economic weakness in a specific channel of distribution; (4) the loss of sales from specific customers due to their loss of market share, bankruptcy or switching to a competitor; (5) risks associated with domestic manufacturing operations, including fluctuations in capacity utilization and the prices and availability of key raw materials as well as fuel, transportation, warehousing and labor costs and environmental compliance and remediation costs; (6) the need to respond to price or product initiatives launched by a competitor; (7) the Company’s ability to successfully implement initiatives related to increasing market share, new products, maintaining and increasing its sales force and new product displays; and (8) sales growth at a rate that outpaces the Company’s ability to install new capacity or a sales decline that requires reduction or realignment of the Company’s manufacturing capacity. Additional information concerning the factors that could cause actual results to differ materially from those in forward-looking statements is contained in this annual report, including elsewhere in “Management’s Discussion and Analysis” and also in the Company’s most recent annual report on

Form 10-K for the fiscal year ended April 30, 2013, filed with the U.S. Securities and Exchange Commission (SEC), including under Item 1A, “Risk Factors,” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”  While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a material adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes speaks only as of the date of this annual report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers, major builders and home manufacturers and through a network of independent dealers and distributors. At April 30, 2013, the Company operated 9 manufacturing facilities and 9 service centers across the country.

During the Company’s fiscal year that ended on April 30, 2013 (fiscal 2013), the Company experienced improving housing market conditions for the first time since the housing market downturn that began in 2007.

A number of positive factors evidenced the improving housing market, including:

•	Creation of approximately 2 million private sector jobs in the U.S. during the Company’s fiscal years 2012 and 2013 (according to the U.S. Department of Labor);

•
A 15% improvement in Gross Private Residential Fixed Investment reported by the U.S. Department of Commerce during the most recent four quarters through the first quarter of calendar 2013, as compared with the same period one year ago;

•
Increases in total housing starts and single family housing starts during the Company’s fiscal 2013 of 32% and 28%, respectively, as compared to the Company’s fiscal 2012, according to the U.S. Department of Commerce;

•
The median price of existing homes sold in the U.S. improved for the first time in 7 years, rising by 10% during the Company’s fiscal 2013, according to data provided by the National Association of Realtors;

•	Consumer confidence, as reported by the University of Michigan, averaged 10% higher during the Company’s fiscal 2013 than in its prior fiscal year; and

•
Cabinet sales, as reported by members of the Kitchen Cabinet Manufacturers Association (KCMA), increased by 11% during fiscal 2013, suggesting an increase in both new construction and remodeling sales of cabinets.

Faced with an improving but still relatively subdued remodeling market, the Company’s largest remodeling customers and competitors continued to utilize an elevated level of sales promotions in the Company’s product category during fiscal 2013 to boost sales, although a noticeable easing occurred in the second half of fiscal 2013.  The Company strives to maintain its promotional levels in line with market activity, with a goal of remaining competitive. The Company experienced promotional levels during fiscal 2013 that were lower than those experienced in its prior fiscal year. The Company’s remodeling sales increased at a high-single digit pace during fiscal 2013 in a remodeling market that appears to have improved by a bit less than that level.

The Company increased its net sales by 22% during fiscal 2013.  The Company realized strong sales gains in its new construction channel during fiscal 2013, where sales increased by more than 40%, significantly outpacing the improvement in single-family housing starts. Management believes this result, combined with the Company’s increased remodeling sales, indicates the Company realized market share gains in both of its sales channels during fiscal 2013.

During the third quarter of fiscal 2012, the Company announced several initiatives designed to reduce its cost base (the 2012 Restructuring), including the permanent closure of two manufacturing plants, the decision to sell a previously closed manufacturing facility, and the realignment of its retirement program, including the freezing of its pension plans.  All of these initiatives were completed either prior to or just after the beginning of the Company’s fiscal 2013, and restructuring charges related to these actions have been reflected in the Company’s results during both years.

Gross margin for fiscal 2013 was 16.3%, significantly improved from 12.9% in fiscal 2012.  The increase in the Company’s gross margin rate was driven by reductions in the labor and overhead costs associated with the Company’s restructuring activities, the beneficial impact of increased sales volume and the absence of the prior year’s inventory write down, which more than offset the impact of rising materials costs.

The Company recorded restructuring charges of $15.9 million (pre-tax) and $10.0 million (after-tax) during fiscal 2012 and $1.4 million (pre-tax) and $0.9 million (after-tax) during fiscal 2013 in connection with these initiatives.  Because the bulk of these restructuring efforts have been completed, the Company expects that its future out-of-pocket costs will be nominal. The Company sold a previously closed plant during fiscal 2013 and continues to include in “Other Assets” at an aggregate $2.7 million book value the other two plants held for sale that were included in the 2012 Restructuring.

The Company regularly considers the need for a valuation allowance against its deferred tax assets.  The Company had a history of profitable operations for 16 consecutive years, from 1994 to 2009, followed by losses that coincided with the industry downturn from 2010 to 2012.  As of April 30, 2013, the Company had total deferred tax assets of $38.7 million, down from $42.1 million at April 30, 2012.  Growth in the Company’s deferred tax assets in recent fiscal years resulted primarily from growth in its defined benefit pension liabilities and the impact of its recent losses prior to fiscal 2013.  The Company earned sufficient net income during fiscal 2013 to fully utilize its Federal net operating loss carryforward. To fully realize these net deferred tax assets, the Company will need to, among other things, substantially reduce its net unfunded pension obligation of $53.7 million at April 30, 2013.  The Company took definitive actions when it froze its pension plans as part of the 2012 Restructuring to enhance the probability that this objective is achieved in the future.

The Company resumed the funding of its pension plans during fiscal year 2012, and expects to continue funding these plans for the foreseeable future, which will reduce both its unfunded pension plan obligation and its deferred tax asset. These actions, coupled with the recent improvement in the U.S. housing market and the Company’s continued ability to grow its sales at a faster rate than its competitors, have enabled the Company to generate net income and reduce its deferred tax assets and unfunded pension obligation during fiscal 2013.  The Company believes that the positive evidence of the housing industry improvement, coupled with the benefits from the Company’s successful restructuring and continued market share gains have already driven a return to profitability that is expected to continue, and that the combined impact of these positive factors outweighs the negative factor of the Company’s previous losses.  Accordingly, Management has concluded it is more likely than not that the Company will realize its deferred tax assets.

The Company also regularly assesses its long-lived assets to determine if any impairment has occurred.  The Company has concluded that none of the long-lived assets pertaining to its 9 manufacturing plants or any of its other long-lived assets were impaired as of April 30, 2013.

Results of Operations

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2013	2012	2011	2013 vs. 2012 PERCENT CHANGE	2012 vs. 2011 PERCENT CHANGE

Net sales	$630,437	$515,814	$452,589	22%	14%
Gross profit	102,656	66,475	52,751	54	26
Selling and marketing expenses	57,402	58,271	61,034	(1)	(5)
General and administrative expenses	27,575	25,329	22,709	9	12
Interest expense	643	527	572	22	(8)

Net Sales

Net sales were $630.4 million in fiscal 2013, an increase of $114.6 million, or 22%, compared with fiscal 2012.  Overall unit volume for fiscal 2013 was 17% higher than in fiscal 2012, which management believes was driven primarily by the Company’s increased market share. Average revenue per unit increased 4% in fiscal 2013, driven by improvements in the Company’s product mix.

Net sales for fiscal 2012 increased 14% to $515.8 million from $452.6 million in fiscal 2011.  Overall unit volume for fiscal 2012 was 9% higher than in fiscal 2011, which management believes was driven primarily by the Company’s increased market share.  Average revenue per unit increased 5% during fiscal 2012, driven primarily by improvements in product mix.

Gross Profit

Gross profit as a percentage of sales increased to 16.3% in fiscal 2013 as compared with 12.9% in fiscal 2012. The improvement in gross profit margin was due primarily to the beneficial impact of higher sales volume and labor and overhead cost savings associated with the Company’s two plant closures in April and May of 2012.  This favorability was partially offset by an increase in material costs.   Specific changes and additional information included:

•
Labor and overhead costs improved by 3.6% as a percentage of net sales compared with the prior fiscal year, as the combination of the increased sales volume and the plant closures caused both a decrease in overhead costs and improved absorption of fixed overhead costs, while labor costs became increasingly more efficient throughout fiscal 2013 as productivity gains were realized following the plant closures;

•
Materials and freight costs increased as a percentage of net sales by 1.6% during fiscal 2013 as compared with fiscal 2012, driven primarily by inflationary pressures in finishing materials, lumber, cartons, plywood, particleboard and paint, as well as from increased levels of outsourcing following the recent plant closures; and

•
Sales promotion costs improved by 1.4% of net sales during fiscal 2013 compared with the prior year, as a result of both an increased proportion of new construction sales to the Company’s total sales and reduced promotional activity.  Sales promotions that involved the use of free products or cash reimbursements back to the Company’s large remodeling customers were deducted from gross margin as opposed to being classified as operating expenses.

During fiscal 2012, the Company’s gross profit increased as a percentage of net sales to 12.9% from 11.7% in fiscal 2011.  Increased sales volume in fiscal 2012 created improved labor efficiencies and more favorable absorption of manufacturing overhead costs, which were partially offset by increased sales promotion costs, material costs and diesel fuel. Specific changes and additional information included:

•
Labor and overhead costs improved by 3.7% as a percentage of net sales during fiscal 2012 compared with the prior fiscal year, as increased sales volume caused increased productivity of direct labor and absorption of fixed overhead costs;

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

Selling and Marketing Expenses

Selling and marketing expenses in fiscal 2013 were 9.1% of net sales, compared with 11.3% of net sales in fiscal 2012.  Selling and marketing costs decreased by 1% despite a 22% increase in net sales.  The improvement in sales and marketing costs in relation to net sales was due to reduced spending on product launch costs and cost reductions related to the Company’s retirement plan changes, which were offset in part by increased sales compensation and staffing costs related to the Company’s increased sales levels.

Selling and marketing expenses were 11.3% of net sales in fiscal 2012 compared with 13.5% in fiscal 2011. Cost savings from lower marketing collateral and branding costs, as well as reductions in product display costs more than offset the increases in employee compensation and travel costs incurred by the Company in fiscal 2012.

General & Administrative Expenses

General and administrative expenses increased by $2.2 million or 9% during fiscal 2013. The increase in cost was entirely related to increased pay-for-performance compensation.  However, G&A costs declined to 4.4% of net sales in fiscal 2013 compared with 4.9% of net sales in fiscal 2012.

General and administrative expenses in fiscal 2012 increased by $2.6 million, or 12%, compared with fiscal 2011 and represented 4.9% of net sales, compared with 5.0% of net sales for fiscal 2011. The majority of the cost increase was related to increased pay-for-performance compensation.

Effective Income Tax Rates

The Company generated pre-tax income of $16.7 million during fiscal 2013, including $1.4 million of restructuring charges.  The Company’s effective tax rate increased from 37.6% in fiscal 2012 to 41.7% in fiscal 2013.  The higher effective tax rate was the result of relatively consistent amounts of permanent tax differences in relation to the net income generated in fiscal 2013 compared with the net loss generated in the prior year.

Outlook for Fiscal 2014

The Company tracks several metrics, including but not limited to housing starts, existing home sales, mortgage interest rates, new jobs growth, GDP growth and consumer confidence, which it believes are leading indicators of overall demand for kitchen and bath cabinetry. The Company believes that housing prices finally bottomed during its fiscal 2012 and have begun what it expects will be a multi-year improvement, driven by employment growth and a resumption of growth in new household formation. However, because the number of homeowners still owing more than what their homes are worth remains at historically high levels, the Company expects that while the cabinet remodeling market will show modest improvement it will continue to be well below the historic highs reached in the previous decade.

Driven by an improving housing market, the Company expects that industry-wide cabinet remodeling sales will continue a trend that began during fiscal 2013 and improve at roughly a mid-single digit rate during its fiscal 2014. The Company expects that its home center market share will be relatively stable in fiscal 2014 and it will continue to gain market share in its growing dealer business. This combination is expected to result in remodeling sales growth that outpaces the market by several percentage points.

The Company agrees with the consensus estimate that new construction starts will continue to grow at a mid-20% rate during its fiscal 2014. The Company’s new construction sales growth outperformed the new construction market by approximately 20 points during fiscal 2013, and expects that it will again outperform the new construction market during fiscal 2014 but by a significantly lesser rate, as its comparable prior year sales levels become more challenging.

Inclusive of the potential for modest sales mix and pricing improvements, the Company expects that it will grow its total sales at a mid-teen rate in fiscal 2014. The Company experienced production inefficiencies during the first half of its fiscal 2013 driven by the combination of work transition issues from its closed plants, coupled with production volume increases that were driven by unexpectedly high sales levels. These issues were resolved during the third quarter of the Company’s fiscal 2013, enabling the Company’s gross margin rate to improve in the fourth quarter of fiscal 2013. The Company expects that its gross margin rate and net income for fiscal 2014 will improve compared with its fiscal 2013 performance.

The Company had gross outlays for capital expenditures and customer display units of $13.5 million during fiscal 2013, and plans to increase this spending level modestly during fiscal 2014. However, the Company is undertaking a multi-year review of its manufacturing capacity and capital expenditure plans which could cause its capital expenditures to exceed this level.

Additional risks and uncertainties that could affect the Company’s results of operations and financial condition are discussed elsewhere in this annual report, including under “Forward-Looking Statements,” and elsewhere in “Management’s Discussion and Analysis,” as well as in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2013 filed with the SEC, including under Item 1A, “Risk Factors” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

Liquidity and Capital Resources

The Company’s cash, cash equivalents and restricted cash totaled $97.0 million at April 30, 2013, which represented an increase of $23.3 million from April 30, 2012.  Total debt was $24.7 million at April 30, 2013, virtually unchanged from the prior fiscal year and long-term debt, excluding current maturities, to capital was 13.9% at April 30, 2013, down from 15.5% at April 30, 2012.

The Company’s main source of liquidity is its cash and cash equivalents on hand and cash generated from its operating activities.  During fiscal 2013 the Company renegotiated its revolving credit agreement with its primary lender and is no longer required to hold restricted cash to secure borrowings under that agreement.

OPERATING ACTIVITIES

Cash provided by operating activities in fiscal 2013 was $24.5 million, compared with $16.1 million in fiscal 2012. The $8.4 million improvement was primarily attributable to the Company’s $22.9 million improvement in net income and reduction in asset impairments related to the 2012 Restructuring. This improvement was offset in part by a $13.6 million net working capital  investment in its operating assets and liabilities to fund growth and increased contributions to its pension plans of $2.0 million.

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

INVESTING ACTIVITIES

The Company’s investing activities primarily consist of capital expenditures and investments in promotional displays. Net cash used by investing activities in fiscal 2013 was $6.1 million, compared with $9.9 million in fiscal 2012 and $5.5 million in fiscal 2011. Investments in property, plant and equipment for fiscal 2013 were $8.9 million, compared with $6.7 million in fiscal 2012 and $5.0 million in fiscal 2011. Investments in promotional displays were $4.8 million in fiscal 2013, compared with $3.3 million in fiscal 2012 and $3.5 million in fiscal 2011. The increased level of investment during fiscal 2013 primarily represents machinery and equipment enhancements to enable production volume to increase and an increase in the number of display units deployed with customers.

During fiscal 2013, the Company’s reduced net cash used for investing activities was driven by the receipt of $6.4 million in proceeds from the sales of assets from closed plants and insurance proceeds of $1.0 million, which more than offset the aggregate $3.6 million increase in outflows for capital expenditures and promotional displays.

The Company generated positive free cash flow (defined as cash provided by operating activities less cash used for investing activities) of $18.4 million during fiscal 2013, compared with $6.1 million in fiscal 2012 and $7.7 million in fiscal 2011. The increase in fiscal 2013 was driven by the net improvements in both cash provided by operating activities and decreased net outflows used for investing activities. The reduction in fiscal 2012 was driven by increased net outflows used for investing activities that more than offset net improvements in cash provided by operating activities.

FINANCING ACTIVITIES

The Company realized a net inflow of $11.9 million from financing activities in fiscal 2013, compared with a $5.1 million inflow in fiscal 2012, and a net outflow of $5.5 million in fiscal 2011.  Reductions in the amount of restricted cash drove inflows of approximately $7 million in both fiscal 2013 and 2012. Additional proceeds of $5.9 million were generated during fiscal 2013 from the exercise of stock options. Approximately $1 million was used to repay long-term debt in each of the years in the three-year period ended in fiscal 2013, while fiscal 2012 and 2011 was further impacted by dividend payments to shareholders of $1.3 million and $5.1 million, respectively.

The Company elected to suspend its quarterly dividend during fiscal 2012. The Company ended fiscal 2013 with a record level of nearly $97 million in cash and cash equivalents. The Company is authorized to repurchase up to $93.3 million of its stock under an authorization approved by its Board of Directors in 2007. The Company continues to evaluate its cash on hand and prospects for future cash generation, and compare these against its go-forward reinvestment plans for future capital expenditures. Although the evaluation of its future capital expenditures is ongoing, the Company expects that it will make repurchases of its common stock from time to time during fiscal 2014.

The Company can borrow up to $35 million under the Wells Fargo credit facility, subject to a maximum borrowing base equal to 75% of eligible accounts receivable, 50% of eligible pre bill reserves and up to $20 million for equipment value (each as defined in the agreement).  At April 30, 2013, $10 million of loans and $3.7 million of letters of credit were outstanding under the Wells Fargo facility.

An amendment to the revolving credit facility and modifications to related security arrangements completed on March 18, 2013 eliminated the requirement that 50% of the Company’s outstanding indebtedness and other obligations to Wells Fargo be secured by cash and securities held in certain of the Company’s accounts with Wells Fargo. The Company’s outstanding indebtedness and other obligations to Wells Fargo are secured by substantially all of the Company’s assets.  The Company can borrow under the revolving credit facility up to the lesser of $35 million or the maximum borrowing base (which equals 75% of eligible accounts receivable, 50% of eligible pre bill reserves and up to $20 million for equipment value, each as defined in the agreement) less any outstanding loan balance.  Any outstanding loan balance bears interest at the London Interbank Offered Rate (LIBOR) (0.25% at April 30, 2013) plus 2.625%. Under the terms of the revolving credit facility, the Company must: (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.25 to 1.0 measured on a rolling four-quarter basis; (3) maintain at least $1.00 in net income for the fiscal quarter ending April 30, 2013 and at least $1.00 in net income on a rolling four-quarter basis for the fiscal quarter ending July 31, 2013; and comply with other customary affirmative and negative covenants.

The Company was in compliance with all covenants specified in the amended credit facility as of April 30, 2013, as follows: (1) the Company’s ratio of total liabilities to tangible net worth at April 30, 2013 was 1.0 to 1.0; (2) cash flow to fixed charges for its most recent four quarters was 2.72 to 1.0; and (3) its net income for the fiscal quarter ended April 30, 2013 was $5.2 million.

The revolving credit facility does not limit the Company’s ability to pay dividends or repurchase its common stock as long as the Company is in compliance with these covenants.

Cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations and fund capital expenditures for fiscal 2014.

The timing of the Company’s contractual obligations as of April 30, 2013 is summarized in the table below:

	FISCAL YEARS ENDED APRIL 30
(in thousands)	Total Amounts	2014	2015-2016	2017-2018	2019 and Thereafter

Revolving credit facility	$10,000	$--	$10,000	$--	$--
Economic development loans	3,480	--	--	--	3,480
Term loans	3,530	349	763	2,418	--
Capital lease obligations	7,739	806	1,689	1,356	3,888
Interest on long-term debt1	2,622	659	1,113	488	362
Operating lease obligations	10,926	3,411	5,870	1,553	92
Pension contributions2	33,208	2,258	10,020	15,700	5,230

Total	$71,505	$7,483	$29,455	$21,515	$13,052

1 Interest commitments under interest bearing debt consist of interest under the Company’s primary loan agreement, term loans and capitalized lease agreements. Amounts outstanding under the Company’s revolving credit facility, $10 million at April 30, 2013, bear a variable interest rate determined by the London Interbank Offered Rate (LIBOR) plus 2.625%. Interest under the Company’s term loans and capitalized lease agreements is fixed at rates between 2% and 6.5%.  Interest commitments under interest bearing debt for the Company’s revolving credit facility are at LIBOR plus the spread as of April 30, 2013, throughout the remaining term of the facility.

2 The estimated cost of the Company’s two defined benefit pension plans is determined annually based upon the discount rate and other assumptions at fiscal year end. Future pension funding contributions beyond fiscal 2019 have not been determined at this time.

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

On April 30, 2013, the Company had no material exposure to changes in interest rates for its debt agreements.

The Company does not currently use commodity or interest rate derivatives or similar financial instruments to manage its commodity price or interest rate risks.

For additional discussion of risks that could affect the Company and its business, see “Forward-Looking Statements” above and “Risk Factors” in the Company’s most recent annual report on Form 10-K filed with the SEC.

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2013 and 2012, the Company had no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Management has chosen accounting policies that are necessary to give reasonable assurance that the Company’s operational results and financial position are accurately and fairly reported. The significant accounting policies of the Company are disclosed in Note A to the Consolidated Financial Statements included in this annual report. The following discussion addresses the accounting policies that management believes have the greatest potential impact on the presentation of the financial condition and operating results of the Company for the periods being reported and that require the most judgment.

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

The Company recognizes revenue based on the invoice price less allowances for sales returns, cash discounts and other deductions as required under U.S. generally accepted accounting principles (GAAP). Collection is reasonably assured as determined through an analysis of accounts receivable data, including historical product returns and the evaluation of each customer’s ability to pay. Allowances for sales returns are based on the historical relationship between shipments and returns. The Company believes that its historical experience is an accurate reflection of future returns.

Self Insurance.  The Company is self-insured for certain costs related to employee medical coverage and workers’ compensation liability. The Company maintains stop-loss coverage with third-party insurers to limit total exposure. The Company establishes a liability at each balance sheet date based on estimates for a variety of factors that influence the Company’s ultimate cost. In the event that actual experience is substantially different from the estimates, the financial results for the period could be adversely affected. The Company believes that the methodologies used to estimate all factors related to employee medical coverage and workers’ compensation are an accurate reflection of the liability as of the date of the balance sheet.

Pensions.  The Company has two non-contributory defined benefit pension plans covering many of the Company’s employees hired prior to April 30, 2012.

Effective April 30, 2012, the Company froze all future benefit accruals under the Company’s hourly and salary defined benefit pension plans.

The estimated expense, benefits and pension obligations of these plans are determined using various assumptions. The most significant assumptions are the long-term expected rate of return on plan assets and the discount rate used to determine the present value of the pension obligations. In fiscal 2013 and 2012, the Company determined the discount rate by referencing the Aon Hewitt AA Bond Universe Yield Curve. In fiscal 2011, the Company referred to the Hewitt Above Median Yield Curve in establishing the discount rate.  This change was caused by the merger of Aon and Hewitt and the corresponding elimination of the Hewitt Above Median Yield Curve.  The Company believes that using a yield curve approach accurately reflects changes in the present value of liabilities over time since each cash flow is discounted at the rate at which it could effectively be settled. The long-term expected rate of return on plan assets reflects the current mix of the plan assets invested in equities and bonds.

The following is a summary of the potential impact of a hypothetical 1% change in actuarial assumptions for the discount rate, expected return on plan assets and consumer price index:

(in millions)	IMPACT OF 1% INCREASE	IMPACT OF 1% DECREASE
(decrease) increase

Effect on annual pension expense	$(1.1)	$1.1

Effect on projected pension benefit obligation	$(21.1)	$26.9

Pension expense for fiscal 2013 and the assumptions used in that calculation are presented in Note H of the Consolidated Financial Statements.  At April 30, 2013, the discount rate was 4.21% compared with 4.66% at April 30, 2012. The expected return on plan assets was 7.5% at both April 30, 2013, and April 30, 2012. The assumed rate of increase in compensation levels was 4.0% for the fiscal years ended April 30, 2012 and 2011.  The rate of compensation increase is not applicable for periods beyond April 30, 2012 because the Company froze its pension plans as of that date.

The projected performance of the Company’s pension plans is largely dependent on the assumptions used to measure the obligations of the plans and to estimate future performance of the plans’ invested assets. Over the past two measurement periods, the most material deviations between results based on assumptions and the actual plan performance have resulted from changes to the discount rate used to measure the plans’ benefit obligations and the actual return on plan assets.  Accounting guidelines require the discount rate to be set to market at each annual measurement date. From the fiscal 2011 to fiscal 2012 measurement dates, the discount rate decreased from 5.66% at April 30, 2011 to 4.66% at April 30, 2012, which caused an actuarial loss of $26.3 million.  From the fiscal 2012 to fiscal 2013 measurement dates, the discount rate decreased from 4.66% to 4.21% which caused an actuarial loss of $10.8 million.

The Company strives to balance expected long-term returns and short-term volatility of pension plan assets. Favorable and unfavorable differences between the assumed and actual returns on plan assets are generally amortized over a period no longer than the average life expectancy of the plans’ active participants. The actual rates of return on plan assets realized, net of investment manager fees, were 10.2%, 3.1% and 11.9% for fiscal 2013, 2012 and 2011, respectively.

The fair value of plan assets at April 30, 2013 was $95.7 million compared with $85.7 million at April 30, 2012. The Company’s projected benefit obligation exceeded plan assets by $53.7 million in fiscal 2013 and by $50.5 million in fiscal 2012. The $3.2 million increase in the Company’s net under-funded position during fiscal 2013 was primarily driven by the Company’s $10.8 million actuarial losses, offset in part by a higher return on plan assets and Company contributions.  The Company expects its pension expense to decrease from $0.6 million in fiscal 2013 to $0.2 million in fiscal 2014, due primarily to a higher expected return on plan assets.  The Company expects to contribute $2.3 million to its pension plans in fiscal 2014, which represents required funding.  The Company made contributions of $4.9 million to its pension plans in fiscal 2013.

Promotional Displays.  The Company invests in promotional displays in retail stores to demonstrate product features, product and quality specifications and serve as a training tool for designers. The investment is carried at cost less applicable amortization. Amortization is provided by the straight-line method on an individual display basis over the estimated period of economic benefit, approximately 30 to 36 months. The Company believes that the estimated period of economic benefit provides an accurate reflection of the value of displays as of the date of the balance sheet based on historical experience.

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

Valuation of Deferred Tax Assets.  The Company regularly considers the need for a valuation allowance against its deferred tax assets.  Based upon the Company’s analysis at April 30, 2013 and 2012, the Company determined in each case that a valuation allowance was not required.  The Company considered all available evidence, both positive and negative, in determining the need for a valuation allowance.  Based upon this analysis, management determined that it is more likely than not that the Company’s deferred tax assets will be realized through expected future income and the reversal of taxable temporary differences.  The Company will continue to update this analysis on a periodic basis and changes in expectations about future income or the timing of the reversal of taxable temporary differences could cause the Company to record a valuation allowance in a future period.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, “Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  The ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements.  The ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2012.  The adoption of ASU 2013-02 is not expected to have a significant impact on the Company’s results of operations or financial position.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements.  Additionally, ASU 2011-05 eliminates the option to present comprehensive income and its components as part of the statement of shareholders’ equity.  The ASU does not change the items that must be reported in other comprehensive income.  The Company adopted this guidance effective May 1, 2012 and now includes Statements of Comprehensive Income (Loss) in its financial statements.

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

On April 30, 2013, the Company had no material exposure to changes in interest rates for its debt agreements.

The Company does not currently use commodity or interest rate derivatives or similar financial instruments to manage its commodity price or interest rate risks.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	APRIL 30
(in thousands, except share and per share data)	2013	2012

ASSETS
Current Assets
Cash and cash equivalents	$96,971	$66,620
Customer receivables, net	39,044	32,533
Inventories	29,338	22,340
Prepaid expenses and other	3,084	2,523
Deferred income taxes	9,481	7,086
Total Current Assets	177,918	131,102

Property, plant and equipment, net	74,064	75,375
Restricted cash	--	7,064
Promotional displays, net	5,811	5,073
Deferred income taxes	29,262	34,969
Other assets	6,938	11,538
TOTAL ASSETS	$293,993	$265,121

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$23,306	$19,492
Current maturities of long-term debt	1,155	875
Accrued compensation and related expenses	26,213	21,963
Accrued marketing expenses	10,159	8,756
Other accrued expenses	8,275	8,135
Total Current Liabilities	69,108	59,221

Long-term debt, less current maturities	23,594	23,790
Defined benefit pension liabilities	53,696	50,547
Other long-term liabilities	1,400	1,543

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	--	--
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at April 30, 2013: 14,822,580, at April 30, 2012: 14,395,273	107,165	96,205
Retained earnings	71,180	61,422
Accumulated other comprehensive loss -
Defined benefit pension plans	(32,150)	(27,607)
Total Shareholders' Equity	146,195	130,020
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$293,993	$265,121

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FISCAL YEARS ENDED APRIL 30
(in thousands, except per share data)	2013	2012	2011

Net sales	$630,437	$515,814	$452,589
Cost of sales and distribution	527,781	449,339	399,838
Gross Profit	102,656	66,475	52,751

Selling and marketing expenses	57,402	58,271	61,034
General and administrative expenses	27,575	25,329	22,709
Restructuring charges	1,433	16,321	62
Insurance proceeds	(975)	--	--
Operating Income (Loss)	17,221	(33,446)	(31,054)

Interest expense	643	527	572
Other income	(162)	(685)	(1,666)
Income (Loss) Before Income Taxes	16,740	(33,288)	(29,960)

Income tax expense (benefit)	6,982	(12,502)	(9,942)

Net Income (Loss)	$9,758	$(20,786)	$(20,018)

SHARE INFORMATION
Earnings (loss) per share
Basic	$0.67	$(1.45)	$(1.40)
Diluted	0.66	(1.45)	(1.40)

Cash dividends per share	0.00	0.09	0.36

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2013	2012	2011

Net income (loss)	$9,758	$(20,786)	$(20,018)

Other comprehensive loss net of tax:
Change in pension benefits, net of deferred taxes
of $2,905, $3,624 and $294, respectively	(4,543)	(5,669)	(460)

Total Comprehensive Income (Loss)	$5,215	$(26,455)	$(20,478)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	LOSS	EQUITY
Balance, May 1, 2010	14,205,462	$88,153	$108,643	$(21,478)	$175,318

Net loss			(20,018)		(20,018)
Other comprehensive loss,
net of tax				(460)	(460)
Stock-based compensation		3,995			3,995
Adjustments to excess tax
benefit from stock-based
compensation		(1,347)			(1,347)
Cash dividends			(5,130)		(5,130)
Exercise of stock-based
compensation awards	27,401	394			394
Employee benefit plan
contributions	62,677	1,213			1,213
Balance, April 30, 2011	14,295,540	$92,408	$83,495	$(21,938)	$153,965

Net loss			(20,786)		(20,786)
Other comprehensive loss,
net of tax				(5,669)	(5,669)
Stock-based compensation		3,413			3,413
Adjustments to excess tax
benefit from stock-based
compensation		(859)			(859)
Cash dividends			(1,287)		(1,287)
Exercise of stock-based
compensation awards	19,410	12			12
Employee benefit plan
contributions	80,323	1,231			1,231
Balance, April 30, 2012	14,395,273	$96,205	$61,422	$(27,607)	$130,020

Net income			9,758		9,758
Other comprehensive loss,
net of tax				(4,543)	(4,543)
Stock-based compensation		3,509			3,509
Adjustments to excess tax
benefit from stock-based
compensation		(650)			(650)
Exercise of stock-based
compensation awards	328,490	5,768			5,768
Employee benefit plan
contributions	98,817	2,333			2,333
Balance, April 30, 2013	14,822,580	$107,165	$71,180	$(32,150)	$146,195

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2013	2012	2011

OPERATING ACTIVITIES
Net income (loss)	$9,758	$(20,786)	$(20,018)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,431	23,387	26,703
Net loss on disposal of property, plant and equipment	231	180	209
Impairment loss related to restructuring activities	270	7,913	--
(Gain) loss on sales of assets held for sale	(481)	111	(982)
Gain on insurance recoveries	(975)	--	--
Stock-based compensation expense	3,509	3,413	3,995
Deferred income taxes	5,789	(12,290)	(8,185)
Pension contributions (in excess of) less than expense	(4,299)	4,528	6,907
Tax benefit from stock-based compensation	(18)	--	(80)
Other non-cash items	944	867	(971)
Changes in operating assets and liabilities:
Customer receivables	(6,825)	(1,533)	(3,514)
Inventories	(7,068)	115	331
Prepaid expenses and other assets	(1,669)	(320)	5,709
Accounts payable	3,814	923	4,534
Accrued compensation, marketing and other accrued expenses	7,116	9,545	(1,442)
Net Cash Provided by Operating Activities	24,527	16,053	13,196

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(8,860)	(6,679)	(4,952)
Proceeds from sales of property, plant and equipment	80	15	3
Proceeds from sales of assets held for sale	6,447	56	2,939
Proceeds from insurance recoveries	975	--	--
Investment in promotional displays	(4,759)	(3,310)	(3,456)
Net Cash Used by Investing Activities	(6,117)	(9,918)	(5,466)

FINANCING ACTIVITIES
Payments of long-term debt	(1,019)	(1,021)	(892)
Change in restricted cash	7,064	7,355	--
Tax benefit from stock-based compensation	18	--	80
Proceeds from issuance of common stock and other	5,878	18	399
Payment of dividends	--	(1,287)	(5,130)
Net Cash Provided (Used) by Financing Activities	11,941	5,065	(5,543)

Net Increase in Cash and Cash Equivalents	30,351	11,200	2,187

Cash and Cash Equivalents, Beginning of Year	66,620	55,420	53,233

Cash and Cash Equivalents, End of Year	$96,971	$66,620	$55,420

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

Advertising Costs:  Advertising costs are expensed as incurred. Advertising expenses for fiscal years 2013, 2012 and 2011 were $36.5 million, $37.4 million and $30.0 million, respectively.

Cash and Cash Equivalents:  Cash in excess of operating requirements is invested in money market accounts which are carried at cost (which approximates fair value). The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents were $38.9 million and $31.8 million at April 30, 2013 and 2012, respectively.

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

Impairment of Long-Lived Assets:  The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal years 2013, 2012 and 2011, the Company concluded no impairment existed, except for impairments related to restructuring activities.

Promotional Displays:  The Company invests in promotional displays in retail stores to demonstrate product features, product and quality specifications and serve as a training tool for retail kitchen designers. The Company invests in these long-lived productive assets to provide the aforementioned benefits. The Company's investment in promotional displays is carried at cost less applicable amortization. Amortization is provided by the straight-line method on an individual display basis over periods of 30 to 36 months (the estimated period of benefit). Promotional display amortization expense for fiscal years 2013, 2012 and 2011 was $4.0 million, $5.6 million and $7.9 million, respectively, and is included in selling and marketing expenses.

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

Pensions:  The Company has two non-contributory defined benefit pension plans covering many of the Company’s employees hired before April 30, 2012.  Both defined benefit pension plans were frozen effective April 30, 2012.  The Company recognizes the overfunded or underfunded status of its defined benefit pension plans, measured as the difference between the fair value of plan assets and the benefit obligation, in its consolidated balance sheets. The Company also recognizes the actuarial gains and losses and the prior service costs, credits and transition costs as a component of other comprehensive income (loss), net of tax.

Stock-Based Compensation:  The Company recognizes stock-based compensation expense based on the grant date fair value over the requisite service period.

Recent Accounting Pronouncements:  In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, “Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  The ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements.  The ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2012.  The adoption of ASU 2013-02 is not expected to have a significant impact on the Company’s results of operations or financial position.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements.  Additionally, ASU 2011-05 eliminates the option to present comprehensive income and its components as part of the statement of shareholders’ equity.  The ASU does not change the items that must be reported in other comprehensive income.  The Company adopted this guidance effective May 1, 2012 and now includes Statements of Comprehensive Income (Loss) in its financial statements.

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

Note B -- Customer Receivables

The components of customer receivables were:

	APRIL 30
(in thousands)	2013	2012
Gross customer receivables	$41,397	$34,572
Less:
Allowance for doubtful accounts	(148)	(93)
Allowance for returns and discounts	(2,205)	(1,946)

Net customer receivables	$39,044	$32,533

Note C -- Inventories

The components of inventories were:

	APRIL 30
(in thousands)	2013	2012
Raw materials	$11,823	$9,412
Work-in-process	17,170	14,543
Finished goods	11,318	8,734

Total FIFO inventories	40,311	32,689
Reserve to adjust inventories to LIFO value	(10,973)	(10,349)

Total LIFO inventories	$29,338	$22,340

There was no liquidation of LIFO based inventories in fiscal 2013 to impact net income.  After tax losses were impacted by $125,000 and $34,000 in fiscal years 2012 and 2011, respectively, as a result of liquidation of LIFO based inventories.

Note D -- Property, Plant and Equipment

The components of property, plant and equipment were:

	APRIL 30
(in thousands)	2013	2012
Land	$5,929	$5,929
Buildings and improvements	65,245	65,750
Buildings and improvements - capital leases	11,202	11,202
Machinery and equipment	177,393	169,406
Machinery and equipment - capital leases	26,966	26,685
Construction in progress	1,494	2,908
	288,229	281,880
Less accumulated amortization and depreciation	(214,165)	(206,505)

Total	$74,064	$75,375

Amortization and depreciation expense on property, plant and equipment amounted to $9.2 million, $16.8 million and $18.1 million in fiscal years 2013, 2012 and 2011, respectively.  Accumulated amortization on capital leases included in the above table amounted to $26.6 million as of both April 30, 2013 and 2012.

Note E -- Loans Payable and Long-Term Debt

Maturities of long-term debt are as follows:

	FISCAL YEARS ENDING APRIL 30
(in thousands)	2014	2015	2016	2017	2018	2019 AND THERE- AFTER	TOTAL OUTSTAND- ING

Revolving credit facility	$--	$--	$10,000	$--	$--	$--	$10,000

Economic development loans	--	--	--	--	--	3,480	3,480

Term loans	349	370	393	411	2,007	--	3,530

Capital lease obligations	806	835	854	763	593	3,888	7,739

Total	$1,155	$1,205	$11,247	$1,174	$2,600	$7,368	$24,749

Less current maturities							$1,155

Total long-term debt							$23,594

The Company’s primary loan agreement is a $35 million secured revolving credit facility which expires on December 31, 2015 with Wells Fargo Bank, N.A. (Wells Fargo).  The Company incurs a fee for amounts not used under the revolving credit facility.  Fees paid by the Company related to non-usage of its current and former credit facilities have been included in interest expense and were $61,000, $54,158 and $54,002 for fiscal years 2013, 2012 and 2011, respectively.

An amendment to the revolving credit facility and modifications to related security arrangements completed on March 18, 2013 eliminated the requirement that 50% of the Company’s outstanding indebtedness and other obligations to Wells Fargo be secured by cash and securities held in certain of the Company’s accounts with Wells Fargo. The Company’s outstanding indebtedness and other obligations to Wells Fargo are secured by substantially all of the Company’s assets.  The Company can borrow under the revolving credit facility up to the lesser of $35 million or the maximum borrowing base (which equals 75% of eligible accounts receivable, 50% of eligible pre bill reserves and up to $20 million for equipment value, each as defined in the agreement) less any outstanding loan balance.  Any outstanding loan balance bears interest at the London Interbank Offered Rate (LIBOR) (0.25% at April 30, 2013) plus 2.625%. Under the terms of the revolving credit facility, the Company must: (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.25 to 1.0 measured on a rolling four-quarter basis; (3) maintain at least $1.00 in net income for the fiscal quarter ending April 30, 2013 and at least $1.00 in net income on a rolling four-quarter basis for the fiscal quarter ending July 31, 2013; and comply with other customary affirmative and negative covenants.

The Company was in compliance with all covenants specified in the amended revolving credit facility as of April 30, 2013, as follows: (1) the Company’s ratio of total liabilities to tangible net worth at April 30, 2013 was 1.0 to 1.0; (2) cash flow to fixed charges for its most recent four quarters was 2.72 to 1.0; and (3) its net income for the fiscal quarter ended April 30, 2013 was $5.2 million.

The revolving credit facility does not limit the Company’s ability to pay dividends or repurchase its common stock as long as the Company is in compliance with these covenants.

In 2009, the Company entered into a loan agreement with the Board of County Commissioners of Garrett County as part of the Company’s capital investment in land located in Garrett County, Maryland.  This loan agreement is secured by a Deed of Trust on the property and bears interest at a fixed rate of 3%.  The agreement defers principal and interest during the term of the obligation and forgives any outstanding balance at December 31, 2019, if the Company complies with certain employment levels.  The outstanding balance as of April 30, 2013 and 2012 was $1,290,000.

In 2005, the Company entered into two separate loan agreements with the Maryland Economic Development Corporation and the County Commissioners of Allegany County as part of the Company’s capital investment and operations at the Allegany County, Maryland site.  These loan agreements were amended in 2013 and 2008.  The aggregate balance of these loan agreements was $2,190,000 and $2,234,000 for fiscal years ended April 30, 2013 and 2012, respectively.  The loan agreements expire at December 31, 2018 and bear interest at a fixed rate of 3% per annum.  These loan agreements are secured by mortgages on the manufacturing facility constructed in Allegany County, Maryland.  These loan agreements defer principal and interest during the term of the obligation and forgive any outstanding balance at December 31, 2018, if the Company complies with certain employment levels at the facility.

In 2002, the Company entered into a loan agreement with the Perry, Harlan, Leslie, Breathitt Regional Industrial Authority (a.k.a. Coalfields Regional Industrial Authority, Inc.) as part of the Company’s capital investment and operations at the Hazard, Kentucky site. This debt facility is a $6 million term loan, which expires November 13, 2017, bearing interest at a fixed rate of 2% per annum. It is secured by a mortgage on the manufacturing facility constructed in Hazard, Kentucky. The loan requires annual debt service payments consisting of principal and interest with a fixed balloon payment of $1.6 million at loan expiration. The outstanding amounts owed as of April 30, 2013 and 2012 were $3,530,000 and $3,858,000, respectively.

In 2013 and 2012, the Company entered into a total of six capitalized lease agreements in the aggregate amount of $639,000 with First American Financial Bancorp related to financing computer equipment.  Each lease has a term of 48 months and an interest rate of 6.5%.  The leases require quarterly rental payments.  The aggregate outstanding amount under all of these leases as of April 30, 2013 and 2012 was $545,000 and $95,000, respectively.

During 2013, the Company entered into five capitalized lease agreements in the aggregate amount of $568,000 with e-Plus Group related to financing computer equipment.  Each lease has a term of 51 months and an interest rate of 6.5%.  The leases require monthly rental payments.  The aggregate outstanding amount under all of these leases as of April 30, 2013 was $529,000.

In 2004, the Company entered into a lease agreement with the West Virginia Economic Development Authority as part of the Company’s capital investment and operations at the South Branch plant located in Hardy County, West Virginia. This capital lease agreement is a $10 million term obligation, which expires June 30, 2024, bearing interest at a fixed rate of 2% per annum. The lease requires monthly rental payments.  The outstanding amounts owed as of April 30, 2013 and 2012 were $6,665,000 and $7,188,000, respectively.

Certain of the Company's loan agreements limit the amount and type of indebtedness the Company can incur and require the Company to maintain specified financial ratios measured on a quarterly basis. In addition to the assets previously discussed, certain of the Company’s property, plant and equipment are pledged as collateral under term loan agreements and capital lease arrangements. The Company was in compliance with all covenants contained in its loan agreements and capital leases at April 30, 2013.

Interest paid under the Company’s loan agreements and capital leases during fiscal years 2013, 2012 and 2011 was $576,000, $453,000 and $467,000, respectively.

Note F -- Earnings (Loss) Per Share

The following table summarizes the computations of basic and diluted earnings (loss) per share:

	FISCAL YEARS ENDED APRIL 30
(in thousands, except per share amounts)	2013	2012	2011
Numerator used in basic and diluted earnings (loss) per common share:
Net income (loss)	$9,758	$(20,786)	$(20,018)
Denominator:
Denominator for basic earnings (loss) per common share -
weighted-average shares	14,563	14,344	14,252
Effect of dilutive securities:
Stock options and restricted stock units	270	--	--
Denominator for diluted earnings (loss) per common share -
weighted-average shares and assumed conversions	14,833	14,344	14,252
Net earnings (loss) per share
Basic	$0.67	$(1.45)	$(1.40)
Diluted	$0.66	$(1.45)	$(1.40)

Potentially dilutive shares of 1.0 million, 1.8 million and 1.7 million issuable under the Company’s stock incentive plans have been excluded from the calculation of net earnings (loss) per share for the fiscal years ended April 30, 2013, 2012 and 2011, respectively, as the effect would be anti-dilutive.

Note G – Stock-Based Compensation

The Company has two types of stock-based compensation awards in effect for its employees and directors. The Company has issued stock options since 1986 and restricted stock units (RSUs) since fiscal 2010. Total compensation expense related to stock-based awards for the fiscal years ended April 30, 2013, 2012 and 2011 was $3.5 million, $3.4 million and $4.0 million, respectively.  The Company recognizes stock-based compensation costs net of an estimated forfeiture rate for those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company estimates the forfeiture rates based upon its historical experience.

Stock Incentive Plans

At April 30, 2013, the Company had stock option and RSU awards outstanding under four different plans: (1) 1999 stock option plan for employees; (2) amended and restated 2004 stock incentive plan for employees; (3) 2006 non-employee directors equity ownership plan; and (4) 2011 non-employee directors equity ownership plan.  As of April 30, 2013, there were 1,133,999 shares of common stock available for future stock-based compensation awards under the Company’s stock incentive plans.

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

The weighted-average assumptions and valuation of the Company’s stock options were as follows:

	FISCAL YEARS ENDED APRIL 30
	2013	2012	2011
Weighted-average fair value of grants	$7.39	$5.43	$8.87
Expected volatility	42.5%	35.1%	49.1%
Expected term in years	6.1	6.0	6.2
Risk-free interest rate	1.09%	2.24%	2.64%
Expected dividend yield	0.0%	2.0%	1.7%

Stock Option Activity

Stock options granted and outstanding under each of the Company’s plans vest evenly over a three-year period and have contractual terms of ten years. The exercise price of all stock options granted is equal to the fair market value of the Company’s common stock on the option grant date.

The following table presents a summary of the Company’s stock option activity for the fiscal years ended April 30, 2013, 2012 and 2011 (remaining contractual term in years and exercise prices are weighted-averages):

	NUMBER OF OPTIONS	REMAINING CONTRACTUAL TERM	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding at April 30, 2010	2,105,515	5.6	$29.03	$295

Granted	115,000	9.1	20.87	--
Exercised	(27,000)	--	14.80	216
Cancelled or expired	(588,159)	--	29.58	--
Outstanding at April 30, 2011	1,605,356	5.7	$28.48	$29

Granted	130,000	9.1	18.16	--
Exercised	(1,200)	--	14.93	6
Cancelled or expired	(109,396)	--	28.82	--
Outstanding at April 30, 2012	1,624,760	5.1	$27.64	$--

Granted	125,000	9.1	17.62	--
Exercised	(251,799)	--	23.35	1,868
Cancelled or expired	(96,148)	--	31.03	--
Outstanding at April 30, 2013	1,401,813	4.8	$27.27	$9,272

Vested and expected to vest in the future at April 30, 2013	1,375,039	4.7	$27.43	$8,871
Exercisable at April 30, 2013	1,156,809	4.0	$29.17	$5,509

The aggregate intrinsic value in the previous table of the outstanding options on April 30, 2013 represents the total pre-tax intrinsic value (the excess, if any, of the Company’s closing stock price on the last trading day of fiscal 2013 over the exercise price, multiplied by the number of in-the-money options) of the shares of the Company’s common stock that would have been received by the option holders had all option holders exercised their options on April 30, 2013. This amount changes based upon the fair market value of the Company’s common stock.  The total fair value of options vested for the fiscal years ended April 30, 2013, 2012 and 2011 was $1.2 million, $2.4 million and $3.3 million, respectively.

As of April 30, 2013, there was $0.9 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s stock-based compensation plans. This expense is expected to be recognized over a weighted-average period of 1.8 years.

Cash received from option exercises for the fiscal years ended April 30, 2013, 2012 and 2011, was an aggregate of $5.9 million, $0.0 million and $0.4 million, respectively.  The actual tax benefit realized for the tax deduction from option exercises of stock option awards totaled $729,000, $3,000 and $84,000 for the fiscal years ended April 30, 2013, 2012 and 2011, respectively.

The following table summarizes information about stock options outstanding at April 30, 2013 (remaining lives in years and exercise prices are weighted-averages):

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
OPTION PRICE		REMAINING	EXERCISE		EXERCISE
PER SHARE	OPTIONS	LIFE	PRICE	OPTIONS	PRICE
$17.62-$18.16	223,334	8.7	$17.86	14,998	$18.16
$20.87-$26.85	497,467	5.0	24.05	460,799	24.30
$28.97-$34.63	658,400	3.4	32.39	658,400	32.39
$38.37-$42.17	22,612	1.5	41.73	22,612	41.73
	1,401,813			1,156,809

Restricted Stock Unit Activity:

The Company’s RSUs granted to employees cliff-vest over a three-year period from date of grant, while RSUs granted to non-employee directors vest daily over a two-year period from date of grant.  Directors were granted service-based RSUs only, while employees were awarded both service-based and performance-based RSUs (PBRSUs) in fiscal years 2013, 2012 and 2011.  The PBRSUs granted in fiscal 2013 are earned based on achievement of a number of goals pertaining to the Company’s operational and financial performance during the performance period of fiscal 2013.  Employees who satisfy the vesting criteria will receive a proportional amount of PBRSUs based upon the Compensation Committee’s assessment of the Company’s achievement of the performance criteria.

The following table contains a summary of the Company’s RSU activity for the fiscal years ended April 30, 2013, 2012 and 2011:

	PERFORMANCE-BASED RSUS	SERVICE-BASED RSUS	TOTAL RSUS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Issued and outstanding, April 30, 2010	117,900	60,500	178,400	$21.99

Granted	125,475	61,825	187,300	$19.25
Cancelled due to non-achievement of performance goals	(63,145)	--	(63,145)	$22.10
Settled in common stock	(364)	(260)	(624)	$22.10
Forfeited	(5,296)	(2,965)	(8,261)	$21.96
Issued and outstanding, April 30, 2011	174,570	119,100	293,670	$20.25

Granted	134,250	64,750	199,000	$17.00
Cancelled due to non-achievement of performance goals	(48,870)	--	(48,870)	$19.81
Settled in common stock	(666)	(17,951)	(18,617)	$21.15
Forfeited	(22,208)	(10,171)	(32,379)	$19.30
Issued and outstanding, April 30, 2012	237,076	155,728	392,804	$18.75

Granted	129,075	63,025	192,100	$17.76
Cancelled due to non-achievement of performance goals	(24,311)	--	(24,311)	$17.09
Settled in common stock	(49,546)	(58,328)	(107,874)	$20.66
Forfeited	(13,189)	(5,425)	(18,614)	$17.91
Issued and outstanding, April 30, 2013	279,105	155,000	434,105	$17.96

As of April 30, 2013, there was $2.7 million of total unrecognized compensation expense related to unvested RSUs granted under the Company’s stock-based compensation plans.  This expense is expected to be recognized over a weighted-average period of 1.7 years.

For the fiscal years ended April 30, 2013, 2012 and 2011 stock-based compensation expense was allocated as follows:

(in thousands)	2013	2012	2011
Cost of sales and distribution	$606	$531	$735
Selling and marketing expenses	859	715	842
General and administrative expenses	2,044	2,167	2,418
Stock-based compensation expense, before income taxes	$3,509	$3,413	$3,995

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

Beginning in fiscal 2013, discretionary profit-sharing contributions in the form of Company stock may be made annually.  Prior to fiscal 2013, profit-sharing contributions in the form of Company stock were 3% of after-tax earnings, calculated on a quarterly basis.  The Company recognized expenses for profit-sharing contributions of

$293,000 in fiscal 2013.  The Company did not make, or recognize any expenses for, discretionary profit-sharing contributions in fiscal years 2012 and 2011.

Prior to fiscal 2013, the Company matched 401(k) contributions in the form of Company stock at 50% of an employee's annual contribution to the plan up to 4% of base earnings for an effective maximum Company contribution of 2% of base earnings.  Beginning in fiscal 2013, as part of the realignment of its retirement plans, the Company increased the match on 401(k) contributions in the form of Company stock to 100% of an employee’s annual contribution to the plan up to 4% of base earnings.  The expense for 401(k) matching contributions for this plan was $2,547,000, $1,284,000 and $1,272,000, in fiscal years 2013, 2012 and 2011, respectively.

Pension Benefits

The Company has two defined benefit pension plans covering many of the Company’s employees hired prior to April 30, 2012. These plans provide defined benefits based on years of service and final average earnings (for salaried employees) or benefit rate (for hourly employees).

Effective April 30, 2012, the Company froze all future benefit accruals under the Company’s hourly and salary defined benefit pension plans.

Included in accumulated other comprehensive loss at April 30, 2013 is $52.7 million ($32.1 million net of tax) related to net unrecognized actuarial losses and unrecognized prior service costs that have not yet been recognized in net periodic pension benefit costs. The Company expects to recognize $1.1 million ($0.7 million net of tax) in net actuarial losses in net periodic pension benefit costs during fiscal 2014.  The Company uses an April 30 measurement date for its benefit plans.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s non-contributory defined benefit pension plans as of April 30:

	APRIL 30
(in thousands)	2013	2012

CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$136,264	$120,059
Service cost	--	5,305
Interest cost	6,261	6,533
Actuarial losses	10,801	26,318
Benefits paid	(3,897)	(3,293)
Curtailments	--	(18,658)
Projected benefit obligation at end of year	$149,429	$136,264

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$85,717	$83,334
Actual return on plan assets	8,993	2,805
Company contributions	4,920	2,871
Benefits paid	(3,897)	(3,293)
Fair value of plan assets at end of year	$95,733	$85,717

Funded status of the plans	$(53,696)	$(50,547)
Unamortized prior service cost	--	--
Unrecognized net actuarial loss	52,703	45,255
Accrued benefit cost	$(993)	$(5,292)

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS
Defined benefit pension liabilities	$(53,696)	$(50,547)
Accumulated other comprehensive loss	52,703	45,255
Net amount recognized	$(993)	$(5,292)

The accumulated benefit obligation for both pension plans was $149,429,000 and $136,264,000 at April 30, 2013 and 2012, respectively.

	PENSION BENEFITS
(in thousands)	2013	2012	2011

COMPONENTS OF NET PERIODIC PENSION BENEFIT COST
Service cost	$--	$5,305	$4,717
Interest cost	6,261	6,533	6,268
Expected return on plan assets	(6,563)	(6,533)	(6,159)
Amortization of prior service cost	--	53	85
Curtailment loss	--	331	--
Recognized net actuarial loss	923	1,710	1,996
Pension benefit cost	$621	$7,399	$6,907

Actuarial Assumptions:  The discount rate at April 30 was used to measure the year-end benefit obligations and the earnings effects for the subsequent year. Actuarial assumptions used to determine benefit obligations and earnings effects for the pension plans follow:

	FISCAL YEARS ENDED APRIL 30
	2013	2012
WEIGHTED-AVERAGE ASSUMPTIONS TO DETERMINE BENEFIT OBLIGATIONS
Discount rate	4.21%	4.66%

	FISCAL YEARS ENDED APRIL 30
	2013	2012		2011
WEIGHTED-AVERAGE ASSUMPTIONS TO DETERMINE NET PERIODIC PENSION BENEFIT COST
Discount rate	4.66%	5.66%/4.76	% 1	5.91%
Expected return on plan assets	7.5%	8.0%		8.0%
Rate of compensation increase	*	4.0%		4.0%
1 The discount rate was 5.66% from May 1, 2011 to December 31, 2011 and 4.76% from January 1, 2012 to April 30, 2012. The rate changed during fiscal 2012 as a result of the required re-measurement of the Company's pension liability upon its decision to freeze its pension plans.

* The rate of compensation increase is not applicable for periods beyond April 30, 2012 because the Company froze its pension plans effective as of that date.

In fiscal 2013 and 2012, the Company determined the discount rate by referencing the Aon Hewitt AA Bond Universe Yield Curve.  In fiscal 2011, the Company referred to the Hewitt Above Median Yield Curve in establishing the discount rate.  This change was caused by the merger of Aon and Hewitt and the corresponding elimination of the Hewitt Above Median Yield Curve.  The Company believes that using a yield curve approach accurately reflects changes in the present value of liabilities over time since each cash flow is discounted at the rate at which it could effectively be settled.

In developing the expected long-term rate of return assumption for the assets of the defined benefit pension plans, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered the related historical ten-year average asset returns at April 30, 2013.

The Company amortizes experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, over the average remaining lifetime of the active participants.

Contributions:  The Company funds the pension plans in amounts sufficient to meet minimum funding requirements set forth in employee benefit and tax laws plus additional amounts the Company deems appropriate.

The Company expects to contribute $2.3 million to its pension plans in fiscal 2014.  The Company made contributions of $4.9 million and $2.9 million to its pension plans in fiscal 2013 and 2012, respectively.

Estimated Future Benefit Payments: The following benefit payments, which reflect expected future service, are expected to be paid:

FISCAL YEAR	BENEFIT PAYMENTS (in thousands)

2014	$4,247
2015	4,698
2016	5,156
2017	5,511
2018	5,888
Years 2019-2023	35,710

Plan Assets:  Pension assets by major category and the type of fair value measurement as of April 30, 2013 and 2012 are presented in the following tables:

FAIR VALUE MEASUREMENTS AT APRIL 30, 2013
(in thousands)	TOTAL	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Cash Equivalents	$315	$315	$--	$--
Equity Collective Funds:1
Equity Index Value Fund	19,202	--	19,202	--
Equity Index Growth Fund	19,245	--	19,245	--
Small Cap Index Fund	5,632	--	5,632	--
International Equity Fund	3,932	--	3,932	--
Fixed Income Collective Funds:1
Core Fixed Income Fund	17,407	--	17,407	--
Capital Preservation Fund	30,000	--	30,000	--
Total	$95,733	$315	$95,418	$--

FAIR VALUE MEASUREMENTS AT APRIL 30, 2012
(in thousands)	TOTAL	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Cash Equivalents	$273	$273	$--	$--
Equity Collective Funds:1
Equity Index Value Fund	16,850	--	16,850	--
Equity Index Growth Fund	17,094	--	17,094	--
Small Cap Index Fund	5,002	--	5,002	--
International Equity Fund	3,315	--	3,315	--
Fixed Income Collective Funds:1
Core Fixed Income Fund	25,824	--	25,824	--
Capital Preservation Fund	17,359	--	17,359	--
Total	$85,717	$273	$85,444	$--

1 The Collective Trust Funds are valued by applying each plan's ownership percentage in the fund to the fund's net assets at fair value at the valuation date.

Investment Strategy:  The Company has established formal investment policies for the assets associated with its pension plans.  The objectives of the investment strategies include preservation of capital and long-term growth of capital while avoiding excessive risk.  Target allocation percentages are established at an asset class level by the Company’s Pension Committee.  Target allocation ranges are guidelines, not limitations, and occasionally the Pension Committee will approve allocations above or below a target range.

During a period of uncertainty in the equity and fixed income markets, the Pension Committee may suspend the Target Asset Allocation and manage the investment mix as it sees reasonable, prudent and in the best interest of the plans to better protect the value of the plan assets.

The Company’s pension plans’ weighted-average asset allocations at April 30, 2013 and 2012, by asset category, were as follows:

PLAN ASSET ALLOCATION
	2013	2013	2012
APRIL 30	TARGET	ACTUAL	ACTUAL

Equity Funds	50.0%	50.2%	49.5%
Fixed Income Funds	50.0%	49.8%	50.5%

Total	100.0%	100.0%	100.0%

Within the broad categories outlined in the preceding table, the Company has targeted the following specific allocations as a percentage of total funds invested:  19% Capital Preservation, 31% Bond, 20% Large Capital Growth, 20% Large Capital Value, 6% Small Capital and 4% International.

Note I -- Income Taxes

Income tax expense was comprised of the following:

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2013	2012	2011

CURRENT EXPENSE (BENEFIT)
Federal	$1,031	$(36)	$(2,368)
State	162	(176)	611
Total current expense (benefit)	1,193	(212)	(1,757)

DEFERRED EXPENSE (BENEFIT)
Federal	4,859	(10,115)	(6,065)
State	930	(2,175)	(2,120)
Total deferred expense (benefit)	5,789	(12,290)	(8,185)
Total expense (benefit)	6,982	(12,502)	(9,942)
Other comprehensive loss	(2,905)	(3,624)	(294)
Total comprehensive income tax expense (benefit)	$4,077	$(16,126)	$(10,236)

The Company's effective income tax rate varied from the federal statutory rate as follows:

	FISCAL YEARS ENDED APRIL 30
	2013	2012		2011
Federal statutory rate	35.0%	35.0%		35.0%
Effect of:
Tax basis adjustment	0.0%	(1.7	) %	(3.3	) %
Meals and entertainment	1.5	(0.8)		(0.8)
Other	1.1	0.0		(0.8)
Total	2.6%	(2.5	) %	(4.9	) %

Effective federal income tax rate	37.6%	32.5%		30.1%
State income taxes, net of federal tax effect	4.1	5.1		3.1
Effective income tax rate	41.7%	37.6%		33.2%

Income taxes paid were $1,219,000, $229,000 and $235,000 for fiscal years 2013, 2012 and 2011, respectively.

The significant components of deferred tax assets and liabilities were as follows:

	APRIL 30
(in thousands)	2013	2012

Deferred tax assets:
Pension benefits	$20,563	$18,238
Accounts receivable	3,983	3,103
Product liability	700	735
Employee benefits	11,243	10,878
Net operating loss carryforward	1,099	6,686
Income tax credits	1,088	747
Depreciation	73	896
Other	496	772
Total	39,245	42,055

Deferred tax liabilities:
Inventory	502	--

Net deferred tax asset	$38,743	$42,055

The net operating loss carryforward value for April 30, 2013 contained in the above table includes amounts pertaining to various state net operating loss carryforwards with various expiration dates.

Management believes it is more likely than not that the Company will realize its gross deferred tax assets due to expected future taxable income and the reversal of taxable temporary differences.

Note J -- Accounting for Uncertainty in Income Taxes

The Company accounts for its income tax uncertainties in accordance with ASC Topic 740, “Income Taxes.”  The Company had no liability relating to uncertain tax positions for the years ended April 30, 2013 and 2012.

With minor exceptions, the Company is currently open to audit by tax authorities for tax years ending April 30, 2010 through April 30, 2013.  The Company is currently not under federal audit.

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of April 30, 2013.

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

The following is a reconciliation of the Company’s warranty liability:

	APRIL 30
(in thousands)	2013	2012

PRODUCT WARRANTY RESERVE
Beginning balance	$1,885	$1,738
Accrual for warranties	9,839	8,605
Settlements	(9,929)	(8,458)

Ending balance at fiscal year end	$1,795	$1,885

Lease Agreements

The Company leases certain office buildings, manufacturing buildings, service centers and equipment. Total rental expenses under operating leases amounted to approximately $7,378,000, $7,206,000 and $7,518,000, in fiscal years 2013, 2012 and 2011, respectively. Minimum rental commitments as of April 30, 2013, under noncancelable leases with terms in excess of one year are as follows:

FISCAL YEAR	OPERATING (in thousands)	CAPITAL (in thousands)
2014	$3,411	$997
2015	3,102	997
2016	2,768	986
2017	1,336	866
2018	217	678
2019 (and thereafter)	92	4,140
	$10,926	$8,664
Less amounts representing interest (2%)		(925)

Total obligations under capital leases		$7,739

Related Parties

During fiscal 1985, prior to becoming a publicly held corporation, the Company entered into an agreement with a partnership which includes certain former executive officers and current significant shareholders of the Company, including one current member of the Board of Directors of the Company, to lease the Company’s headquarters building which was constructed and is owned by the partnership. The Company has subsequently renewed this lease in accordance with Company policy and procedures which includes approval by the Board of Directors. As of April 30, 2013, the Company is in the third year of the latest five-year renewal period, which expires in 2016. Under this agreement, rental expense was $461,000, $460,000 and $460,000, in fiscal years 2013, 2012 and 2011, respectively. Rent during the remaining term of approximately $1,397,000 (included in the preceding table) is subject to annual increases of 2% through the remaining term of the lease.

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

At April 30, 2013, the Company's two largest customers, Customers A and B, represented 21.1% and 21.1% of the Company's gross customer receivables, respectively. At April 30, 2012, Customers A and B represented 26.5% and 30.7% of the Company’s gross customer receivables, respectively.

The following table summarizes the percentage of sales to the Company's two largest customers for the last three fiscal years:

	PERCENT OF ANNUAL GROSS SALES
	2013	2012	2011
Customer A	35.7	41.5	38.7
Customer B	22.8	26.0	34.2

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

The following table summarizes the fair value of assets that are recorded in the Company’s consolidated financial statements as of April 30, 2013 and 2012 at fair value on a recurring basis:

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2013
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS:
Money market funds	$38,875	$--	$--
Mutual funds	1,311	--	--
Total assets at fair value	$40,186	$--	$--

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2012
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS:
Money market funds	$38,874	$--	$--
Mutual funds	1,357	--	--
Total assets at fair value	$40,231	$--	$--

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

During fiscal 2012, the Company recognized pre-tax restructuring charges of $15.9 million related to the 2012 Restructuring Plan.  During fiscal 2013, the Company recognized pre-tax restructuring charges of $1.4 million related to the 2012 Restructuring Plan, including severance and separation costs of $0.2 million, building impairment charges of $0.3 million, facilities-related expenses of $0.7 million and professional fees of $0.2 million.

A reserve for restructuring charges in the amount of $13 thousand is included in the Company’s consolidated balance sheet as of April 30, 2013 which relates to employee termination costs accrued but not yet paid.  Below is the summary of the restructuring reserve balance as of April 30, 2013:

(in thousands)

2012 Restructuring Plan
Restructuring reserve balance as of April 30, 2012	$2,817
Additions	196
Payments	(3,000)
Reserve balance as of April 30, 2013	$13

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

During fiscal years 2013, 2012 and 2011, the Company recognized total pre-tax restructuring charges for both the 2012 Restructuring Plan and the 2009 Restructuring Plan of $1.4 million, $16.3 million and $62,000, respectively.  The Company recognized recurring operating costs for the facilities closed as part of the 2012 Restructuring Plan of $0.9 million in fiscal 2013.  The Company will continue to incur costs related to its closed and unsold plants until they are sold.

The Company has a total of two manufacturing plants classified as held for sale, which were closed in the 2012 Restructuring Plan.  During the second quarter of fiscal 2013, the Company sold its closed plant located in Tahlequah, Oklahoma and recognized a gain of $0.3 million on the sale.  The gain was included in restructuring charges on the Company’s statements of operations.  During fiscal 2013, the Company recorded impairment charges of $0.3 million relating to one of the plants that is included as held for sale.  The Company believes that the remaining $2.7 million net book value of the properties classified as held for sale is fully recoverable.  These assets are included in Other Assets on the Company’s balance sheet at April 30, 2013.

Note O -- Quarterly Financial Data (Unaudited)

FISCAL 2013	07/31/12	10/31/12	01/31/13	04/30/13
(in thousands, except per share amounts)

Net sales	$148,252	$159,760	$151,346	$171,079
Gross profit	22,043	24,794	23,507	32,312
Income before income taxes	1,015	3,371	3,476	8,878
Net income	561	1,950	2,057	5,190
Earnings per share
Basic	$0.04	$0.13	$0.14	$0.36
Diluted	$0.04	$0.13	$0.14	$0.35

FISCAL 2012	07/31/11	10/31/11	01/31/12	04/30/12
(in thousands, except per share amounts)

Net sales	$131,199	$128,418	$119,976	$136,221
Gross profit	18,407	16,114	14,588	17,366
Loss before income taxes	(3,908)	(4,523)	(15,653)	(9,204)
Net loss	(2,716)	(2,976)	(9,114)	(5,980)
Loss per share
Basic	$(0.19)	$(0.21)	$(0.63)	$(0.42)
Diluted	$(0.19)	$(0.21)	$(0.63)	$(0.42)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Woodmark Corporation:

We have audited the accompanying consolidated balance sheets of American Woodmark Corporation and subsidiary (the Company), as of April 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of American Woodmark Corporation and subsidiary as of April 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three year period ended April 30, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 28, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia
June 28, 2013

Management's Report on Internal Control over Financial Reporting

Management has responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2013. In making its assessment, Management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management concluded that based on its assessment, American Woodmark Corporation’s internal control over financial reporting was effective as of April 30, 2013. The Company’s internal control over financial reporting as of April 30, 2013, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in this Annual Report to Shareholders.

/s/ KENT B. GUICHARD

Kent B. Guichard
Chairman and Chief Executive Officer

/s/ JONATHAN H. WOLK

Jonathan H. Wolk
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm –
Internal Control over Financial Reporting

The Board of Directors and Shareholders of American Woodmark Corporation:

We have audited American Woodmark Corporation’s internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American Woodmark Corporation maintained, in all material respects, effective internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Woodmark Corporation and subsidiary as of April 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2013 and our report dated June 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
June 28, 2013

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Senior Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2013.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting.  Management has conducted an assessment of the Company’s internal control over financial reporting as of April 30, 2013.  Management’s report regarding that assessment is included with the Consolidated Financial Statements included in this report under Item 8, “Financial Statements and Supplementary Data,” and is incorporated in this Item by reference.

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

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Equity Compensation Plans
The following table summarizes information about the Company’s equity compensation plans as of April 30, 2013:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders(1)	--	--		1,133,999
Options	1,401,813	$27.27
Performance-based restricted stock units	279,105	N/A	(2)
Service-based restricted stock units	155,000	N/A	(2)
Equity compensation plans not approved by security holders(3)	--	--		--
Total	1,835,918	$27.27		1,133,999

(1) At April 30, 2013, the Company had stock option and restricted stock unit awards outstanding under four different plans: 1999 Stock Option Plan for Employees, Amended and Restated 2004 Stock Incentive Plan for Employees, 2006 Non-Employee Directors Equity Ownership Plan and 2011 Non-Employee Directors Equity Ownership Plan.

(2) Excludes exercise price for restricted stock units issued under the Amended and Restated 2004 Stock Incentive Plan for Employees, 2006 Non-Employee Directors Equity Ownership Plan and 2011 Non-Employee Directors Equity Ownership Plan because they are converted into common stock on a one-for-one basis at no additional cost.

(3) The Company does not have equity compensation plans that have not been approved by the Company's security holders.

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

The following consolidated financial statements of American Woodmark Corporation are incorporated by reference to Item 8 of this report:

Consolidated Balance Sheets as of April 30, 2013 and 2012.

Consolidated Statements of Operations – for each year of the three-year period ended April 30, 2013.

Consolidated Statements of Comprehensive Income (Loss) – for each year of the three-year period ended April 30, 2013.

Consolidated Statements of Shareholders’ Equity – for each year of the three-year period ended April 30, 2013.

Consolidated Statements of Cash Flows – for each year of the three-year period ended April 30, 2013.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

Management’s Report on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting.

(a) 2.	Financial Statement Schedules

The following financial statement schedule is filed as a part of this Form 10-K:

Schedule II – Valuation of Qualifying Accounts for each year of the three-year period ended April 30, 2013.

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

10.1 (d)
Second Amendment to Revolving Line of Credit Note and Credit Agreement, dated as of May 29, 2012, between the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1(e) of the Registrant’s Form 10-K for the fiscal year ended April 30, 2012; Commission File No. 000-14798 ).

10.1 (e)
Third Amendment to Revolving Line of Credit Note and Credit Agreement, dated as of March 18, 2013, between the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on March 19, 2013; Commission File No. 000-14798).

10.1 (f)
Security Agreement (Financial Assets), dated as of April 26, 2012, between the Compnay and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2012; Commission File No. 000-14798).

10.1 (g)
Addendum to Security Agreement (Financial Assets), effective as of April 26, 2012, made by the Company in favor of Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1(i) of the Registrant’s Form 10-K for the fiscal year ended April 30, 2012; Commission File No. 000-14798).

10.1 (h)
Security Agreement, dated as of May 29, 2012, made by the Company in favor of Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1(j) of the Registrant’s Form 10-K for the fiscal year ended April 30, 2012; Commission File No. 000-14798).

10.1 (i)
Loan Agreement, dated as of February 9, 2005, by and between the Company and the Maryland Economic Development Corporation (incorporated by reference to Exhibit 10.1(n) to the Registrant’s Form 10-K for the fiscal year ended April 30, 2005; Commission File No. 000-14798).

10.1 (j)
First Amendment to Loan Agreement, dated as of April 4, 2008, by and between the Company and Maryland Economic Development Corporation (incorporated by reference to Exhibit 10.1(d) to the Registrant’s Form 10-K for the fiscal year ended April 30, 2008; Commission File No. 000-14798).

10.1 (k)	Second Amendment to Loan Agreement, dated as of April 23, 2013, by and between the Company and Maryland Economic Development Corporation (Filed Herewith).

10.6 (a)(i)
Lease and Agreement, dated as of November 1, 1984, between the Company and Amwood Associates (incorporated by reference to Exhibit 10.6(a) to the Registrant’s Form S-1 for the fiscal year ended April 30, 1986; Commission File No. 33-6245).

10.6 (a)(ii)
Fourth Amendment to Lease and Agreement, dated as of April 1, 2011, between the Company and Amwood Associates (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-K for the fiscal year ended April 30, 2012; Commission File No. 000-14798).

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

10.8 (a)
Form of Grant Letter used in connection with awards of stock options granted under the Company’s Amended and Restated 2004 Stock Incentive Plan for Employees (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K as filed on June 5, 2013; Commission File No. 000-14798).*

10.8 (b)
Form of Grant Letter used in connection with awards of service-based restricted stock units granted under the Company’s Amended and Restated 2004 Stock Incentive Plan for Employees (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K as filed on June 5, 2013; Commission File No. 000-14798).*

10.8 (c)
Form of Grant Letter used in connection with awards of performance-based restricted stock units granted under the Company’s Amended and Restated 2004 Stock Incentive Plan for Employees (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K as filed on June 5, 2013; Commission File No. 000-14798).*

10.8 (d)
Form of Grant Letter used in connection with awards of service-based restricted stock units granted under the Company’s 2006 Non-Employee Directors Equity Ownership Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended October 31, 2010; Commission File No. 000-14798).*

10.8 (e)
Form of Grant Letter used in connection with awards of service-based restricted stock units granted under the Company’s 2011 Non-Employee Directors Equity Ownership Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended October 31, 2011; Commission File No. 000-14798).*

10.8 (f)	Employment Agreement for Mr. Kent B. Guichard (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on June 5, 2013; Commission File No. 000-14798).*

10.8 (g)	Employment Agreement for Mr. Jonathan H. Wolk (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K as filed on June 5, 2013; Commission File No. 000-14798).*

10.8 (h)	Employment Agreement for Mr. S. Cary Dunston (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K as filed on June 5, 2013; Commission File No. 000-14798).*

10.8 (i)	Employment Agreement for Mr. Bradley S. Boyer (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K as filed on June 5, 2013; Commission File No. 000-14798).*

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

101
Interactive Data File for the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (Filed Herewith).#

*Management contract or compensatory plan or arrangement.

# Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

Schedule II - Valuation and Qualifying Accounts

AMERICAN WOODMARK CORPORATION
(In Thousands)

Description (a)	Balance at Beginning of Year	Additions (Reductions) Charged to Cost and Expenses		Other	Deductions		Balance at End of Year

Year ended April 30, 2013:

Allowance for doubtful accounts	$93	$92		$--	$(37)	(b)	$148

Reserve for cash discounts	$645	$8,174	(c)	$--	$(8,150)	(d)	$669

Reserve for sales returns and allowances	$1,301	$7,496	(c)	$--	$(7,261)		$1,536

Year ended April 30, 2012:

Allowance for doubtful accounts	$67	$123		$--	$(97)	(b)	$93

Reserve for cash discounts	$710	$7,317	(c)	$--	$(7,382)	(d)	$645

Reserve for sales returns and allowances	$1,194	$7,040	(c)	$--	$(6,933)		$1,301

Year ended April 30, 2011:

Allowance for doubtful accounts	$114	$74		$--	$(121)	(b)	$67

Reserve for cash discounts	$630	$7,174	(c)	$--	$(7,094)	(d)	$710

Reserve for sales returns and allowances	$1,257	$6,324	(c)	$--	$(6,387)		$1,194

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

8
American Woodmark Corporation
(Registrant)

June 28, 2013	/s/ KENT B. GUICHARD
Kent B. Guichard Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 28, 2013	/s/ KENT B. GUICHARD	June 28, 2013	/s/ VANCE W. TANG
	Kent B. Guichard Chairman and Chief Executive Officer (Principal Executive Officer) Director		Vance W. Tang Director

June 28, 2013	/s/ JONATHAN H. WOLK	June 28, 2013	/s/ JAMES G. DAVIS, JR.
	Jonathan H. Wolk Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)		James G. Davis, Jr. Director

June 28, 2013	/s/ WILLIAM F. BRANDT, JR.	June 28, 2013	/s/ MARTHA M. DALLY
	William F. Brandt, Jr. Director		Martha M. Dally Director

June 28, 2013	/s/ DANIEL T. HENDRIX	June 28, 2013	/s/ KENT J. HUSSEY
	Daniel T. Hendrix Director		Kent J. Hussey Director

June 28, 2013	/s/ CAROL B. MOERDYK	June 28, 2013	/s/ ANDREW B. COGAN
	Carol B. Moerdyk Director		Andrew B. Cogan Director