Form 10-Q
period 2013-07-31
AMERICAN WOODMARK CORP
filed 2013-08-28
CIK 794619

uly
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 31, 2013

or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-14798

American Woodmark Corporation
(Exact name of registrant as specified in its charter)

Virginia		54-1138147
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3102 Shawnee Drive, Winchester, Virginia		22601
(Address of principal executive offices)		(Zip Code)

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

Large accelerated filer 	Accelerated filer ☒
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ___  No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 26,  2013,  15,090,927  shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION	NUMBER

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets--July 31, 2013 and April 30, 2013	3

	Condensed Consolidated Statements of Income--Three months ended July 31, 2013 and 2012	4

	Condensed Consolidated Statements of Comprehensive Income – Three months ended July 31, 2013 and 2012	5

	Condensed Consolidated Statements of Cash Flows--Three months ended July 31, 2013 and 2012	6

	Notes to Condensed Consolidated Financial Statements--July 31, 2013	7-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17-18

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 5.	Other Information	18-19

Item 6.	Exhibits	20

SIGNATURES		21

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	July 31,	April 30,
	2013	2013

ASSETS
Current Assets
Cash and cash equivalents	$100,440	$96,971
Customer receivables, net	45,276	39,044
Inventories	30,767	29,338
Prepaid expenses and other	2,806	3,084
Deferred income taxes	8,823	9,481
Total Current Assets	188,112	177,918

Property, plant and equipment, net	73,884	74,064
Promotional displays, net	6,138	5,811
Deferred income taxes	28,768	29,262
Other assets	6,930	6,938
TOTAL ASSETS	$303,832	$293,993

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$23,749	$23,306
Current maturities of long-term debt	1,231	1,155
Accrued compensation and related expenses	21,519	26,213
Accrued marketing expenses	10,890	10,159
Other accrued expenses	10,018	8,275
Total Current Liabilities	67,407	69,108

Long-term debt, less current maturities	23,618	23,594
Defined benefit pension liabilities	53,015	53,696
Other long-term liabilities	1,416	1,400

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; issued and
outstanding shares: at July 31, 2013: 15,065,140; at April 30, 2013: 14,822,580	112,519	107,165
Retained earnings	77,835	71,180
Accumulated other comprehensive loss -
Defined benefit pension plans	(31,978)	(32,150)
Total Shareholders' Equity	158,376	146,195
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$303,832	$293,993

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	July 31,
	2013	2012

Net sales	$178,095	$148,252
Cost of sales and distribution	144,380	126,209
Gross Profit	33,715	22,043

Selling and marketing expenses	14,484	14,520
General and administrative expenses	8,401	5,639
Restructuring charges, net	82	777
Insurance proceeds	(94)	0
Operating Income	10,842	1,107

Interest expense	186	151
Other income	(26)	(59)
Income Before Income Taxes	10,682	1,015

Income tax expense	4,027	454

Net Income	$6,655	$561

Net Earnings Per Share

Weighted Average Shares Outstanding
Basic	14,949,406	14,415,608
Diluted	15,373,260	14,576,158

Net earnings per share
Basic	$0.45	$0.04
Diluted	$0.43	$0.04

See notes to condensed consolidated financial statements.

4

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended
	July 31,
	2013	2012

Net income	$6,655	$561

Other comprehensive income, net of tax:
Change in pension benefits, net of deferred taxes of $(110) and $(90),
respectively	172	141

Total Comprehensive Income	$6,827	$702

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	July 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$6,655	$561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,542	3,873
Net gain on disposal of property, plant and equipment	(27)	(5)
Gain on sales of assets held for sale	0	(57)
Gain on insurance recoveries	(94)	0
Stock-based compensation expense	861	985
Deferred income taxes	1,438	416
Pension contributions in excess of expense	(398)	(1,330)
Tax benefit from stock-based compensation	(197)	0
Other non-cash items	(319)	(732)
Changes in operating assets and liabilities:
Customer receivables	(6,441)	(1,342)
Inventories	(1,497)	(2,159)
Prepaid expenses and other assets	191	(632)
Accounts payable	443	1,690
Accrued compensation and related expenses	(4,694)	(4,127)
Other accrued expenses	2,797	(913)
Net Cash Provided (Used) by Operating Activities	2,260	(3,772)

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(1,851)	(2,185)
Proceeds from sales of property, plant and equipment	50	1
Proceeds from insurance recoveries	94	0
Proceeds from sales of assets held for sale	0	1,777
Investment in promotional displays	(1,243)	(1,456)
Net Cash Used by Investing Activities	(2,950)	(1,863)

FINANCING ACTIVITIES
Payments of long-term debt	(224)	(185)
Proceeds from issuance of common stock	4,186	0
Tax benefit from stock-based compensation	197	0
Net Cash Provided (Used) by Financing Activities	4,159	(185)

Net Increase (Decrease) in Cash and Cash Equivalents	3,469	(5,820)

Cash and Cash Equivalents, Beginning of Period	96,971	66,620

Cash and Cash Equivalents, End of Period	$100,440	$60,800

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.    Operating results for the three-month period ended July 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2014.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2013 filed with the U.S. Securities Exchange Commission (SEC).

NOTE B--NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, “Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  The ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements.  The ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2012.  The Company adopted this guidance effective May 1, 2013 with no significant impact on the Company’s results of operations or financial position.

NOTE C--NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended
	July 31,
(in thousands, except per share amounts)	2013	2012
Numerator used in basic and diluted net earnings
per common share:
Net income	$6,655	$561
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	14,949	14,416
Effect of dilutive securities:
Stock options and restricted stock units	424	160
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	15,373	14,576
Net earnings per share
Basic	$0.45	$0.04
Diluted	$0.43	$0.04

Potentially dilutive securities of 0.1 million and 1.7 million shares for the three-month periods ended July 31, 2013 and 2012, respectively, were excluded from the calculation of net earnings per share, as the effect would be anti-dilutive.

NOTE D--STOCK-BASED COMPENSATION

The Company has various stock-based compensation plans.  During the quarter ended July 31, 2013, the Board of Directors of the Company approved grants of non-statutory stock options and service-based and performance-based restricted stock units (RSUs) to key employees.  The employee non-statutory stock option grants totaled 60,500 shares of the Company’s common stock with an exercise price of $36.74 per share. The options vest evenly over a three-year period and have a ten-year contractual term. The employee performance-based RSUs totaled 75,600 units and the employee service-based RSUs totaled 25,200 units. The performance-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if they remain continuously employed with the Company until the units vest.  All of the Company’s RSUs granted to employees cliff-vest three years from the grant date.

For the three-month periods ended July 31, 2013 and 2012, stock-based compensation expense was allocated as follows:

	Three Months Ended
	July 31,
(in thousands)	2013	2012
Cost of sales and distribution	$140	$177
Selling and marketing expenses	219	241
General and administrative expenses	502	567
Stock-based compensation expense	$861	$985

During the quarter ended July 31, 2013, the Board of Directors of the Company also approved grants of 9,486 cash-settled performance-based restricted stock tracking units (RSTUs) and 3,264 service-based RSTUs for more junior level employees who previously received RSU grants under the Company’s shareholder approved plan.  The RSTUs cliff-vest three years from the grant date.  Since the RSTUs will be settled in cash, the grant date fair value of these awards is recorded as a liability until the date of payment.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value.  The Company recognized expense of $17 thousand related to RSTUs for the three-month period ended July 31, 2013.

NOTE E--CUSTOMER RECEIVABLES

The components of customer receivables were:

	July 31,	April 30,
(in thousands)	2013	2013
Gross customer receivables	$47,838	$41,397
Less:
Allowance for doubtful accounts	(145)	(148)
Allowance for returns and discounts	(2,417)	(2,205)

Net customer receivables	$45,276	$39,044

NOTE F--INVENTORIES

The components of inventories were:

	July 31,	April 30,
(in thousands)	2013	2013
Raw materials	$12,321	$11,823
Work-in-process	17,362	17,170
Finished goods	12,066	11,318

Total FIFO inventories	41,749	40,311

Reserve to adjust inventories to LIFO value	(10,982)	(10,973)

Total LIFO inventories	$30,767	$29,338

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

The following is a reconciliation of the Company’s warranty liability:

	Three Months Ended
	July 31,
(in thousands)	2013	2012
Beginning balance at May 1	$1,795	$1,885
Accrual	2,546	2,257
Settlements	(2,596)	(2,160)

Ending balance at July 31	$1,745	$1,982

NOTE H--CASH FLOW

Supplemental disclosures of cash flow information:

	Three Months Ended
	July 31,
(in thousands)	2013	2012
Cash paid during the period for:
Interest	$143	$97
Income taxes	$127	$110

NOTE I--PENSION BENEFITS

Effective April 30, 2012, the Company froze all future benefit accruals under the Company’s hourly and salary defined-benefit pension plans.

Net periodic pension cost consisted of the following for the three months ended July 31, 2013 and 2012:

	Three Months Ended
	July 31,
(in thousands)	2013	2012
Interest cost	$1,551	$1,565
Expected return on plan assets	(1,778)	(1,641)
Recognized net actuarial loss	282	231

Net periodic pension cost	$55	$155

The Company expects to contribute $2.3 million to its pension plans in fiscal 2014, which represents required funding.  As of July 31, 2013, $0.5 million of contributions had been made.  The Company made contributions of $4.9 million to its pension plans in fiscal 2013.

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

During fiscal 2013 and fiscal 2012, the Company recognized aggregate pre-tax restructuring charges of $17.3 million related to the 2012 Restructuring Plan.  During the three months ended July 31, 2013, the Company recognized pre-tax restructuring charges of $0.1 million related to the 2012 Restructuring Plan.  In addition, the Company recognized recurring operating costs for the closed facilities of $0.1 million for the three months ended July 31, 2013 that are expected to continue until the plants are sold.

As of July 31, 2013, the Company had two manufacturing plants classified as held for sale, which were closed in the 2012 Restructuring Plan.  During the second quarter of fiscal 2013, the Company sold its closed plant located in Tahlequah, Oklahoma.  The Company believes that the remaining $2.7 million net book value of the two properties classified as held for sale is fully recoverable.  These assets are included in Other Assets on the Company’s balance sheet at July 31, 2013.

NOTE K--FAIR VALUE MEASUREMENTS

The Company utilizes the hierarchy of fair value measurements to classify certain of its assets and liabilities based upon the following definitions:

Level 1- Investments with quoted prices in active markets for identical assets or liabilities. The Company’s cash equivalents are invested in money market funds and mutual funds. The Company’s mutual fund investment assets represent contributions made and invested on behalf of the Company’s named executive officers in a supplementary employee retirement plan.

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

The following table summarizes the fair values of assets that are recorded in the Company’s unaudited condensed consolidated financial statements as of July 31, 2013 and April 30, 2013 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of July 31, 2013
	Level 1		Level 2		Level 3
ASSETS:
Money market funds	$38,876	$	- -	$	- -
Mutual funds	1,327		- -		- -
Total assets at fair value	$40,203		$0		$0

	As of April 30, 2013
	Level 1		Level 2		Level 3
ASSETS:
Money market funds	$38,875	$	- -	$	- -
Mutual funds	1,311		- -		- -
Total assets at fair value	$40,186		$0		$0

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of July 31, 2013.

Item 2.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes, both of which are included in Part I, Item 1 of this report.  The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

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

Additional information concerning the factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report, including elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and also in the Company's most recent Annual Report on Form 10-K for the fiscal year ended April 30, 2013, filed with the SEC, including under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A, "Risk Factors," and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."  While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a material adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes, speaks only as of the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent dealers and distributors.  At July 31, 2013, the Company operated 9 manufacturing facilities and 9 service centers across the country.

The three-month period ended July 31, 2013 was the Company’s first quarter of its fiscal year that ends on April 30, 2014 (fiscal 2014).  During the first quarter of fiscal 2014, the Company continued to experience improving housing market conditions from the housing market downturn that began in 2007. Each of the trends listed below favorably impacted the housing market during the first quarter of the Company’s fiscal 2014:

•	The unemployment rate continued to decrease to 7.4% in July 2013, the lowest rate since December 2008, according to data provided by the U.S. Department of Labor;
•

Existing home sales levels and the median price per existing home sold each improved from one year ago by 10% and 11%, respectively, according to data provided by the National Association of Realtors; and

•	Single-family housing starts improved by 23% compared with one year ago, according to data provided by the U.S. Department of Commerce.

The Company sells its products to two separate sales channels within the housing market; remodeling and new construction. The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers several of the above indicators as well as several others, including mortgage interest rates, consumer confidence survey results and sales reported by the Kitchen Cabinet Manufacturers Association (KCMA), a trade organization which reports the aggregate sales that have been reported by its members, which include the largest cabinet manufacturers in the United States. Regarding new construction market activity for cabinets, the Company believes that fluctuations in single-family housing starts are the best indicator. During the first three months of the Company’s fiscal 2014, single-family housing starts rose by 23% above prior year levels. During this same period, cabinet sales reported by KCMA’s members increased at a low double-digit rate. Sales reported by KCMA’s members include both remodel and new construction sales.  Since the KCMA member sales increase reflects the impact of the increase in single family housing starts, the Company believes that cabinet market remodeling sales were up by low to mid-single digits during this period.

Faced with an improving but still depressed remodeling market, the Company’s largest remodeling customers and competitors continued to utilize an elevated level of sales promotions in the Company’s product category to boost sales.  These promotions consisted of free products and/or cash discounts to consumers based upon the amount or type of cabinets they purchased.  The Company strives to maintain its promotional levels in line with market activity, with a goal of remaining competitive.  The Company experienced promotional levels during the first quarter of fiscal 2014 that were slightly lower than those experienced in the same period of the prior year.  The Company’s remodeling sales rose by low single digits during the first quarter of fiscal 2014, compared with prior year, which management believes reflects  the market.

The Company believes it continued to realize strong market share gains in its new construction channel, where sales increased by more than 40% in the first quarter of fiscal 2014 when compared with the same period of fiscal 2013, significantly outpacing the 23% improvement in single-family housing starts.  The Company’s total net sales rose by 20% during the first quarter of fiscal 2014, driven by a rise in the overall market activity and market share gains in new construction sales.

The Company’s sales increase helped its gross margin rate improve to 18.9% in the first quarter of fiscal 2014, compared with 14.9% in the prior year’s first quarter.  The improvement in the Company’s gross margin during the first quarter of fiscal 2014 was driven by the beneficial impact of increased sales volume and labor and overhead cost savings associated with the 2012 Restructuring (discussed below), which more than offset the impact of rising materials costs.

During the third quarter of fiscal 2012, the Company announced several initiatives designed to reduce its cost base (the 2012 Restructuring), including the permanent closure of two manufacturing plants, the decision to sell a previously closed manufacturing facility, and the realignment of its retirement program, including the freezing of its pension plans. All of these initiatives were completed either prior to or just after the beginning of the Company’s fiscal 2013 and the vast majority of the charges related to these activities were reflected in the Company’s results during fiscal 2012 and, to a lesser extent, fiscal 2013.  The Company recorded $0.1 million (pre-tax and after-tax) during the first quarter of fiscal 2014 and $0.8 million (pre-tax) and $0.5 million (after-tax) during the first quarter of fiscal 2013 in connection with these initiatives.  The Company continues to include in “Other Assets” at an aggregate $2.7 million book value two plants held for sale that were closed in the 2012 Restructuring.

The Company regularly considers the need for a valuation allowance against its deferred tax assets. The Company had a history of profitable operations for 16 consecutive years, from 1994 to 2009, followed by losses that coincided with the industry downturn from 2010 to 2012. As of July 31, 2013, the Company had total net deferred tax assets of $37.6 million, down from $38.7 million at April 30, 2013. Growth in the Company’s deferred tax assets in recent fiscal years resulted primarily from growth in its defined benefit pension liabilities and the impact of its recent losses prior to fiscal 2013. The Company earned sufficient net income during fiscal 2013 to fully utilize its U.S. federal net operating loss carryforward.  To fully realize the remainder of its net deferred tax assets, the Company will need to, among other things, substantially reduce its net unfunded pension obligation of $53.7 million at April 30, 2013. The Company took definitive actions when it froze its pension plans as part of the 2012 Restructuring to enhance the probability that this objective is achieved in the future.

The Company resumed the funding of its pension plans during fiscal year 2012, and expects to continue funding these plans for the foreseeable future, which will reduce both its unfunded pension plan obligation and its deferred tax asset. These actions, coupled with the recent improvement in the U.S. housing market and the Company’s continued ability to grow its sales at a faster rate than its competitors, have enabled the Company to generate net income and reduce its deferred tax assets and unfunded pension obligation during fiscal 2013 and the first quarter of fiscal 2014.  The Company believes that the positive evidence of the housing industry improvement, coupled with the benefits from the Company’s successful restructuring and continued market share gains have already driven a return to profitability that is expected to continue, and that the combined impact of these positive factors outweighs the negative factor of the Company’s previous losses.  Accordingly, Management has concluded it is more likely than not that the Company will realize its deferred tax assets.

The Company also regularly assesses its long-lived assets to determine if any impairment has occurred.  The Company has concluded that none of the long-lived assets pertaining to its 9 manufacturing plants or any of its other long-lived assets were impaired as of July 31, 2013.

Exclusive of restructuring charges, the Company earned net income of $6.7 million for the first quarter of fiscal 2014, compared with $1.0 million in the first quarter of its prior fiscal year.

Results of Operations

	Three Months Ended
	July 31,
(in thousands)	2013	2012	Percent Change

Net sales	$178,095	$148,252	20%
Gross profit	33,715	22,043	53
Selling and marketing expenses	14,484	14,520	0
General and administrative expenses	8,401	5,639	49

Net Sales.    Net sales were $178.1 million for the first quarter of fiscal 2014, an increase of 20% compared with the first quarter of fiscal 2013.  Overall unit volume for the three-month period ended July 31, 2013 improved by 16%, while average revenue per unit increased 4%, driven by modest improvements in the Company’s sales mix.

Gross Profit.  Gross profit margin for the first quarter of fiscal 2014 was 18.9%, compared with 14.9% for the same period of fiscal 2013.  The improvement in gross profit margin was due primarily to the beneficial impact of higher sales volume and labor and overhead cost savings associated with the Company’s two plant closures in April and May of 2012.  This favorability was partially offset by an increase in material costs.   Specific changes and additional information included:

•

Labor and overhead costs improved by a combined 3.4% of net sales in the first quarter of fiscal 2014, compared with the comparable prior year period, as the combination of the increased sales volume and the plant closures resulted in increased absorption of fixed overhead costs, while labor costs also became more efficient than in prior year due to labor inefficiencies that were driven by the transition of production related to the plant closures in the prior year;

•

Sales promotion costs improved by 2.1% of net sales during the first quarter of fiscal 2014, compared with the comparable prior year period, as a result of both an increased proportion of new construction sales to the Company’s total sales, as well as slightly reduced remodeling promotional activity; and

•

Materials costs increased as a percentage of net sales by 2.1% during the first quarter of fiscal 2014, compared with the comparable prior year period, driven primarily by inflationary pressures in finishing materials, lumber, particle board, plywood and liner board.

Selling and Marketing Expenses.    Selling and marketing expenses were 8.1% of net sales in the first quarter of fiscal 2014, compared with 9.8% of net sales for the same period in fiscal 2013.  Sales and marketing costs were flat in relation to the 20% increase in net sales during the first quarter of fiscal 2014.  The improvement in sales and marketing costs in comparison to net sales is due to reduced spending on product launch costs and cost reductions related to the Company’s retirement plan changes, which were offset in part by increased sales compensation and staffing costs related to the Company’s increased sales levels.

General and Administrative Expenses.  General and administrative expenses were 4.7% of sales in the first quarter of fiscal 2014 compared with 3.8% of sales in the first quarter of fiscal 2013. General and administrative costs increased by 49% during the first quarter of fiscal 2014 compared with the prior year, driven by increased pay-for-performance compensation expenses and one-time personnel related costs.  As of July 31, 2013, the Company had $0.1 million of accounts with aggregate receivables from customers with a higher perceived level of risk.

Effective Income Tax Rates.    The Company’s effective income tax rate for the first quarter of fiscal 2014 was 37.7%, compared with 44.7% in the comparable period of the prior fiscal year.  The lower effective tax rate in fiscal 2014 was the result of the Company operating at a higher net income than the prior year and more favorable permanent tax differences.

Outlook.  The Company believes that housing prices finally bottomed during its fiscal year 2012 and have begun what it expects will be a multi-year improvement. The Company believes that cabinet remodeling market sales will improve at roughly a mid-single digit rate during fiscal 2014. The Company expects that its remodeling sales will grow at a rate that exceeds that of industry-wide cabinet sales for the remodeling market by several percentage points.  The Company regularly assesses market conditions for pricing and promotional levels.  The Company believes that the promotional environment appears to be gradually easing, suggesting that the Company will be able to continue to reduce its promotional level run rate.

The Company expects that single-family housing starts and in turn, cabinet new construction market sales, will grow at a mid-20% rate during its fiscal year 2014, and that the Company’s new construction sales growth will continue to exceed this level for the remainder of its fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents totaled $100.4 million at July 31, 2013, representing a $3.4 million increase from its April 30, 2013 levels, and a $39.6 million increase from its July 31, 2012 balance (which included $7.0 million of restricted cash).  At July 31, 2013, total long-term debt (including current maturities) was $24.8 million, up $0.1 million from its balance at April 30, 2013.  The Company’s ratio of long-term debt to total capital was 13.0% at July 31, 2013, compared with 13.9% at April 30, 2013.

The Company’s main source of liquidity is its existing cash and cash equivalents on hand and cash generated from its operating activities. The Company can borrow up to $35 million under its revolving credit facility, subject to a maximum borrowing base equal to 75% of eligible accounts receivable, 50% of eligible pre bill reserves and up to $20 million for equipment value (each as defined in the credit agreement).  At July 31, 2013, $10 million of loans and $3.7 million of letters of credit were outstanding under the facility.  During fiscal 2013 the Company renegotiated its revolving credit agreement and is no longer required to hold restricted cash to secure borrowings under that agreement.

Cash provided by operating activities in the first three months of fiscal 2014 was $2.3 million, compared with cash used by operating activities of $3.8 million in the comparable period of fiscal 2013.  The increase in cash generated by operating activities was driven primarily by the $6 million increase in the Company’s net income and timing associated with tax payments.

The Company’s investing activities primarily consist of capital expenditures and investments in promotional displays.  Net cash used for investing activities was $3.0 million in the first three months of fiscal 2014, compared with $1.9 million in the comparable period of fiscal 2013. The increase in cash used of $1.1 million was driven by the receipt of $1.8 million in proceeds in the first quarter of fiscal 2013 from the sales of assets from plants closed in the prior year, partly offset by decreases aggregating $0.5 million in outflows for capital expenditures and promotional displays. The Company’s year-to-date gross investment in capital expenditures and promotional displays for fiscal 2014 was $3.1 million through July 31, 2013.  The Company expects that its gross outlays for capital expenditures and promotional displays will approximate $15 million during fiscal 2014, compared with $13.6 million in fiscal 2013.  However, the Company is undertaking a multi-year review of its manufacturing capacity and capital expenditure plans which could cause its investment in capital expenditures and promotional displays to exceed this level.

The Company generated negative free cash flow (defined as net cash provided (used) by operating activities less net cash used for investing activities) of $0.7 million in the first three months of fiscal 2014, compared with $5.6 million in the first three months of fiscal 2013.  The Company’s free cash flow increased by $4.9 million for the first three months of fiscal 2014 compared with the prior year period, driven by the increase in cash flow from operating activities, offset in part by the absence of proceeds in the prior year period from the sales of assets from plants closed in the prior year.

During the first three months of fiscal 2014, net cash provided by financing activities was $4.2 million, compared with $0.1 million of net cash used in the comparable period of the prior fiscal year.  The increase was driven by the Company’s receipt of $4.2 million during the current fiscal year from employees’ exercise of stock options.  The Company made no repurchases of its common stock during either period and had $93.3 million of remaining stock repurchases authorized by its Board of Directors as of July 31, 2013.

The Company’s outstanding indebtedness and other obligations to Wells Fargo are secured by substantially all of the Company’s assets.  The Company can borrow under the revolving credit facility up to the lesser of $35 million or the maximum borrowing base (which equals 75% of eligible accounts receivable, 50% of eligible pre bill reserves and up to $20 million for equipment value, each as defined in the credit agreement) less any outstanding loan balance.  Under the terms of the revolving credit facility, the Company must: (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.25 to 1.0 measured on a rolling four-quarter basis; (3) maintain at least $1.00 in net income on a rolling four-quarter basis for the fiscal quarter ending July 31, 2013; and comply with other customary affirmative and negative covenants.

The Company was in compliance with all covenants specified in the amended credit facility as of July 31, 2013, including as follows: (1) the Company’s ratio of total liabilities to tangible net worth at July 31, 2013 was 0.9 to 1.0; (2) cash flow to fixed charges for its most recent four quarters was 3.19 to 1.0; and (3) net income for its most recent four quarters was $15.9 million.

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

The timing of the Company’s contractual obligations as of April 30, 2013 is summarized in the table below.

	FISCAL YEARS ENDED APRIL 30
(in thousands)	Total Amounts	2014	2015-2016	2017-2018	2019 and Thereafter

Revolving credit facility	$10,000	$0	$10,000	$0	$0
Economic development loans	3,480	0	0	0	3,480
Term loans	3,530	349	763	2,418	0
Capital lease obligations	7,739	806	1,689	1,356	3,888
Interest on long-term debt (a)	2,622	659	1,113	488	362
Operating lease obligations	10,926	3,411	5,870	1,553	92
Pension contributions (b)	33,208	2,258	10,020	15,700	5,230

Total	$71,505	$7,483	$29,455	$21,515	$13,052

(a)

Interest commitments under interest bearing debt consist of interest under the Company’s primary loan agreement, term loans and capitalized lease agreements. Amounts outstanding under the Company’s revolving credit facility, $10 million at April 30, 2013, bear a variable interest rate determined by the London Interbank Offered Rate (LIBOR) plus 2.625%. Interest under the Company’s term loans and capitalized lease agreements is fixed at rates between 2% and 6.5%.  Interest commitments under interest bearing debt for the Company’s revolving credit facility are at LIBOR plus the spread in effect as of April 30, 2013, throughout the remaining term of the facility.

(b)

The estimated cost of the Company’s two defined benefit pension plans is determined annually based upon the discount rate and other assumptions at fiscal year end.  Future pension funding contributions beyond 2019 have not been determined at this time.

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

Critical Accounting Policies

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no significant changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Since the fiscal year ended April 30, 2013, the Company had no material exposure to changes in interest rates for its debt agreements.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 31, 2013.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.  In addition, there has been no change in the Company's internal control over financial reporting that occurred during the quarter ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the Company’s business.  The Company does not have any litigation that does not constitute ordinary, routine litigation incidental to its business.

Item 1A. Risk Factors

Risk factors that may affect the Company’s business, results of operations and financial condition are described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013.  Additional risks are discussed elsewhere in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Forward-Looking Statements” and “Outlook.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 24, 2007, the Company announced that the Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s common stock.  This authorization has no expiration date.  In the first quarter of fiscal 2014, the Company did not repurchase any shares under this authorization.  At July 31, 2013, $93.3 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of American Woodmark Corporation held on August 22, 2013, the holders of 14,060,271 of the 15,002,378 shares of the Company’s common stock outstanding voted on one or more matters either in person at the meeting or by duly executed and delivered proxies.  The shareholders approved the four items outlined in the Company’s Proxy Statement that was sent to shareholders and filed with the SEC in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

The following items were approved at the Company’s Annual Meeting:

	Votes	Votes	Votes	Broker
	"FOR"	"AGAINST"	"ABSTAINED"	"NON-VOTES"

1. Election of the Board of Directors:
William F. Brandt, Jr.	13,095,172	168,106	415	796,578
Andrew B. Cogan	13,070,691	183,208	9,794	796,578
Martha M. Dally	12,814,415	426,783	22,495	796,578
James G. Davis, Jr.	13,086,186	169,413	8,094	796,578
Kent B. Guichard	13,033,536	169,101	61,056	796,578
Daniel T. Hendrix	13,001,452	235,753	26,488	796,578
Kent J. Hussey	13,084,147	170,461	9,085	796,578
Carol B. Moerdyk	13,093,547	159,115	11,031	796,578
Vance W. Tang	12,966,794	276,193	20,706	796,578

2. Ratification of Selection of Independent Registered Public Accounting Firm	13,666,943	93,428	299,900	796,578

3. Approve Amendments to Amended and Restated 2004 Stock Incentive Plan for Employees	12,701,848	266,053	295,792	796,578

4. Advisory Vote to Approve Executive Compensation	12,609,848	346,959	306,886	796,578

On August 23, 2013, the Company announced the promotion of S. Cary Dunston to Executive Vice President & Chief Operating Officer.  In connection with Mr. Dunston’s promotion, his base salary was increased from $370,000 per year to a new level of $410,000 per year.  His maximum potential bonus opportunity was also increased from 100% of his base salary to 120% of his base salary.

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

10.1

Separation Agreement and Release, dated August 9, 2013, between the Registrant and Jonathan H. Wolk (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on August 15, 2013; Commission File No. 000-14798).

31.1	Certification of the Chief Executive and Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1

Certification of the Chief Executive and Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

101

Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).#

# Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION

(Registrant)

/s/Kent B. Guichard
Kent B. Guichard
Chairman, Chief Executive Officer, and Chief Financial Officer

Date: August 28, 2013
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

10.1

Separation Agreement and Release, dated August 9, 2013, between the Registrant and Jonathan H. Wolk (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on August 15, 2013; Commission File No. 000-14798).

31.1	Certification of the Chief Executive and Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1

Certification of the Chief Executive and Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

101

Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).#

# Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.