Form 10-Q
period 2013-10-31
AMERICAN WOODMARK CORP
filed 2013-11-27
CIK 794619

uly
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	October 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-14798

American Woodmark Corporation
(Exact name of registrant as specified in its charter)

Virginia		54-1138147
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3102 Shawnee Drive, Winchester, Virginia		22601
(Address of principal executive offices)		(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ___  No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 25,  2013,  15,392,827  shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION	NUMBER

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets--October 31, 2013 and April 30, 2013	3

	Condensed Consolidated Statements of Income--Three months ended October 31, 2013 and 2012; Six months ended October 31, 2013 and 2012	4

	Condensed Consolidated Statements of Comprehensive Income – Three months ended October 31, 2013 and 2012; Six months ended October 31, 2013 and 2012	5

	Condensed Consolidated Statements of Cash Flows--Six months ended October 31, 2013 and 2012	6

	Notes to Condensed Consolidated Financial Statements--October 31, 2013	7-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6.	Exhibits	20

SIGNATURES		21

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	October 31,	April 30,
	2013	2013

ASSETS
Current Assets
Cash and cash equivalents	$118,504	$96,971
Customer receivables, net	49,159	39,044
Inventories	31,131	29,338
Prepaid expenses and other	3,451	3,084
Deferred income taxes	8,298	9,481
Total Current Assets	210,543	177,918

Property, plant and equipment, net	73,774	74,064
Promotional displays, net	6,102	5,811
Deferred income taxes	27,348	29,262
Other assets	7,073	6,938
TOTAL ASSETS	$324,840	$293,993

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$26,338	$23,306
Current maturities of long-term debt	1,317	1,155
Accrued compensation and related expenses	26,825	26,213
Accrued marketing expenses	12,114	10,159
Other accrued expenses	8,048	8,275
Total Current Liabilities	74,642	69,108

Long-term debt, less current maturities	23,650	23,594
Defined benefit pension liabilities	52,284	53,696
Other long-term liabilities	1,469	1,400

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at October 31, 2013: 15,384,135;
at April 30, 2013: 14,822,580	121,494	107,165
Retained earnings	83,106	71,180
Accumulated other comprehensive loss -
Defined benefit pension plans	(31,805)	(32,150)
Total Shareholders' Equity	172,795	146,195
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$324,840	$293,993

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012

Net sales	$190,532	$159,760	$368,627	$308,012
Cost of sales and distribution	158,258	134,966	302,638	261,175
Gross Profit	32,274	24,794	65,989	46,837

Selling and marketing expenses	15,867	14,973	30,351	29,493
General and administrative expenses	7,590	6,624	15,991	12,263
Restructuring charges, net	31	84	113	861
Insurance proceeds	0	(399)	(94)	(399)
Operating Income	8,786	3,512	19,628	4,619

Interest expense	186	166	372	317
Other income	(31)	(25)	(57)	(84)
Income Before Income Taxes	8,631	3,371	19,313	4,386

Income tax expense	3,360	1,421	7,387	1,875

Net Income	$5,271	$1,950	$11,926	$2,511

Net Earnings Per Share

Weighted Average Shares Outstanding
Basic	15,230,584	14,498,269	15,089,995	14,456,938
Diluted	15,581,605	14,677,640	15,479,180	14,626,899

Net earnings per share
Basic	$0.35	$0.13	$0.79	$0.17
Diluted	$0.34	$0.13	$0.77	$0.17

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012

Net income	$5,271	$1,950	$11,926	$2,511

Other comprehensive income, net of tax:
Change in pension benefits, net of deferred tax of $(110)
and $(90), and $(220) and $(180), for the three and six
months ended October 31, 2013 and 2012, respectively	173	141	345	282

Total Comprehensive Income	$5,444	$2,091	$12,271	$2,793

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	October 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$11,926	$2,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,183	7,572
Net (gain) loss on disposal of property, plant and equipment	(10)	100
Gain on sales of assets held for sale	0	(487)
Gain on insurance recoveries	(94)	(399)
Stock-based compensation expense	1,730	1,761
Deferred income taxes	3,085	1,723
Pension contributions in excess of expense	(847)	(2,435)
Tax benefit from stock-based compensation	(475)	0
Other non-cash items	437	(182)
Changes in operating assets and liabilities:
Customer receivables	(10,261)	(8,752)
Inventories	(2,287)	(5,469)
Prepaid expenses and other assets	(579)	(637)
Accounts payable	3,032	3,483
Accrued compensation and related expenses	611	215
Other accrued expenses	2,361	(1,157)
Net Cash Provided (Used) by Operating Activities	15,812	(2,153)

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(3,793)	(5,129)
Proceeds from sales of property, plant and equipment	50	75
Proceeds from insurance recoveries	94	399
Proceeds from sales of assets held for sale	0	6,447
Investment in promotional displays	(2,147)	(2,873)
Net Cash Used by Investing Activities	(5,796)	(1,081)

FINANCING ACTIVITIES
Payments of long-term debt	(456)	(336)
Proceeds from issuance of common stock	11,498	0
Tax benefit from stock-based compensation	475	0
Net Cash Provided (Used) by Financing Activities	11,517	(336)

Net Increase (Decrease) in Cash and Cash Equivalents	21,533	(3,570)

Cash and Cash Equivalents, Beginning of Period	96,971	66,620

Cash and Cash Equivalents, End of Period	$118,504	$63,050

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.    Operating results for the three- and six-month periods ended October 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2014.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2013 filed with the U.S. Securities Exchange Commission (SEC).

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

NOTE C--NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands, except per share amounts)	2013	2012	2013	2012
Numerator used in basic and diluted net earnings
per common share:
Net income	$5,271	$1,950	$11,926	$2,511
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	15,231	14,498	15,090	14,457
Effect of dilutive securities:
Stock options and restricted stock units	351	180	389	170
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	15,582	14,678	15,479	14,627
Net earnings per share
Basic	$0.35	$0.13	$0.79	$0.17
Diluted	$0.34	$0.13	$0.77	$0.17

Potentially dilutive securities of 0.1 million and 1.4 million shares for the three-month periods ended October 31, 2013 and 2012, respectively, and 0.1 million and 1.6 million shares for the six-month periods ended October 31, 2013 and 2012, respectively, were excluded from the calculation of net earnings per share, as the effect would be anti-dilutive.

NOTE D--STOCK-BASED COMPENSATION

The Company has various stock-based compensation plans.  During the quarter ended October 31, 2013, the Board of Directors of the Company approved grants of a total of 11,200 service-based restricted stock units (RSUs) to non-employee directors.  These service-based RSUs vest daily through the end of the two-year vesting period as long as the recipient continuously remains a member of the Board, and entitle the recipient to receive one share of the Company’s common stock per unit granted.  During the six months ended October 31, 2013, the Board of Directors of the Company also approved grants of non-statutory stock options and service-based and performance-based RSUs to key employees.  The employee non-statutory stock option grants totaled 60,500 shares of the Company’s common stock with an exercise price of $36.74 per share. The options vest evenly over a three-year period and have a ten-year contractual term. The employee performance-based RSUs totaled 75,600 units and the employee service-based RSUs totaled 25,200 units. The performance-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if they remain continuously employed with the Company until the units vest.  All of the Company’s RSUs granted to employees cliff-vest three years from the grant date.

For the three- and six-month periods ended October 31, 2013 and 2012, stock-based compensation expense was allocated as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2013	2012	2013	2012
Cost of sales and distribution	$102	$131	$242	$308
Selling and marketing expenses	162	189	381	430
General and administrative expenses	605	456	1,107	1,023
Stock-based compensation expense	$869	$776	$1,730	$1,761

During the six months ended October 31, 2013, the Board of Directors of the Company also approved grants of 9,486 cash-settled performance-based restricted stock tracking units (RSTUs) and 3,264 cash-settled service-based RSTUs for more junior level employees who previously received RSU grants under the Company’s shareholder approved plan.  The RSTUs cliff-vest three years from the grant date.  Since the RSTUs will be settled in cash, the grant date fair value of these awards is recorded as a liability until the date of payment.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value.  The Company recognized expense of $24 thousand and $41 thousand related to RSTUs for the three- and six-month periods ended October 31, 2013, respectively.

NOTE E--CUSTOMER RECEIVABLES

The components of customer receivables were:

	October 31,	April 30,
(in thousands)	2013	2013
Gross customer receivables	$51,658	$41,397
Less:
Allowance for doubtful accounts	(94)	(148)
Allowance for returns and discounts	(2,405)	(2,205)

Net customer receivables	$49,159	$39,044

NOTE F--INVENTORIES

The components of inventories were:

	October 31,	April 30,
(in thousands)	2013	2013
Raw materials	$12,980	$11,823
Work-in-process	17,007	17,170
Finished goods	12,130	11,318

Total FIFO inventories	42,117	40,311

Reserve to adjust inventories to LIFO value	(10,986)	(10,973)

Total LIFO inventories	$31,131	$29,338

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

The following is a reconciliation of the Company’s warranty liability:

	Six Months Ended
	October 31,
(in thousands)	2013	2012
Beginning balance at May 1	$1,795	$1,885
Accrual	5,950	4,953
Settlements	(5,820)	(4,747)

Ending balance at October 31	$1,925	$2,091

NOTE H--CASH FLOW

Supplemental disclosures of cash flow information:

	Six Months Ended
	October 31,
(in thousands)	2013	2012
Cash paid during the period for:
Interest	$290	$240
Income taxes	$3,849	$157

NOTE I--PENSION BENEFITS

Effective April 30, 2012, the Company froze all future benefit accruals under the Company’s hourly and salary defined-benefit pension plans.

Net periodic pension cost consisted of the following for the three months and six months ended October 31, 2013 and 2012:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2013	2012	2013	2012
Interest cost	$1,551	$1,565	$3,101	$3,130
Expected return on plan assets	(1,778)	(1,641)	(3,556)	(3,282)
Recognized net actuarial loss	282	231	565	462

Net periodic pension cost	$55	$155	$110	$310

The Company expects to contribute $2.3 million to its pension plans in fiscal 2014, which represents required funding.  As of October 31, 2013, $1.0 million of contributions had been made.  The Company made contributions of $4.9 million to its pension plans in fiscal 2013.

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

During fiscal 2013 and fiscal 2012, the Company recognized aggregate pre-tax restructuring charges of $17.3 million related to the 2012 Restructuring Plan.  During the six months ended October 31, 2013, the Company recognized pre-tax restructuring charges of $0.1 million related to the 2012 Restructuring Plan.  In addition, the Company recognized recurring operating costs for the closed facilities of $0.2 million for the six months ended October 31, 2013 that are expected to continue until the plants are sold.

As of October 31, 2013, the Company had two manufacturing plants classified as held for sale, which were closed in the 2012 Restructuring Plan.  During the second quarter of fiscal 2013, the Company sold its closed plant located in Tahlequah, Oklahoma.  The Company believes that the remaining $2.7 million net book value of the two properties classified as held for sale is fully recoverable.  These assets are included in Other Assets on the Company’s balance sheet at October 31, 2013.

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

Level 2- Investments with observable inputs other than Level 1 prices, such as: quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company has no Level 2 assets or liabilities.

Level 3- Investments with unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no Level 3 assets or liabilities.

The following table summarizes the fair values of assets that are recorded in the Company’s unaudited condensed consolidated financial statements as of October 31, 2013 and April 30, 2013 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of October 31, 2013
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$38,876	$0	$0
Mutual funds	1,382	0	0
Total assets at fair value	$40,258	$0	$0

	As of April 30, 2013
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$38,875	$0	$0
Mutual funds	1,311	0	0
Total assets at fair value	$40,186	$0	$0

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of October 31, 2013.

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

Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts.  These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  In most cases, the reader can identify these forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “would,” “plan,” “may” or other similar words.  Forward-looking statements contained in this report, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements.  In addition, the Company participates in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings or deterioration in financial condition.  Factors that could cause actual results to differ materially from those in forward-looking statements made in this report include but are not limited to:

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

Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report, including elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and also in the Company's most recent Annual Report on Form 10-K for the fiscal year ended April 30, 2013, filed with the SEC, including under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A, "Risk Factors," and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."  While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a material adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes, speaks only as of the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent dealers and distributors.  At October 31, 2013, the Company operated 9 manufacturing facilities and 9 service centers across the country.

The three-month period ended October 31, 2013 was the Company’s second quarter of its fiscal year that ends on April 30, 2014 (fiscal 2014).  During the second quarter of fiscal 2014, the Company continued to experience improving market conditions from the housing market downturn that began in 2007. Each of the trends listed below favorably impacted the housing market during the second quarter of the Company’s fiscal 2014:

•

Existing home sales levels and the median price per existing home sold each improved from the same period one year ago by 11% and 12%, respectively, according to data provided by the National Association of Realtors; and

•	Single-family housing starts improved by approximately 15% compared with the same period one year ago, according to data provided by the U.S. Department of Commerce.

These favorable trends were partially offset by the unfavorable impact of the trends listed below:

•	Mortgage interest rates increased with a thirty-year fixed mortgage rate of approximately 4.5% compared to 3.5% during the same period in the prior year; and
•

The unemployment rate was steady, but still elevated versus historical norms, at 7.3% as of October 2013, according to data provided by the U.S. Department of Labor.  In addition, the labor force participation rate, which measures the number of people available for work as a percentage of the population, dropped to 62.8% with the total number of non-participants reaching an all-time high.

The Company sells its products through two separate sales channels within the residential housing market; remodeling and new construction. The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers several of the above indicators as well as several others, including credit availability, consumer confidence survey results and sales reported by the Kitchen Cabinet Manufacturers Association (KCMA), a trade organization which reports the aggregate sales that have been reported by its members, including the largest cabinet manufacturers in the United States. Regarding new construction market activity for cabinets, the Company believes that fluctuations in single-family housing starts are the best indicator of market activity. During the first half of the Company’s fiscal 2014, single-family housing starts rose by 15% above prior year levels. During this same period, cabinet sales reported by KCMA’s members increased at a low double-digit rate. Sales reported by KCMA’s members include both remodel and new construction sales.  Since the KCMA member sales increase reflects the impact of the increase in single-family housing starts, the Company believes that cabinet market remodeling sales were up by mid-single digits during this period.

Faced with an improving but still depressed remodeling market, the Company’s largest remodeling customers and competitors continued to utilize an elevated level of sales promotions in the Company’s product category to boost sales.  These promotions consisted of free products and/or cash discounts to consumers based upon the amount or type of cabinets they purchased.  The Company strives to maintain its promotional levels in line with market activity, with a goal of remaining competitive.  The Company experienced promotional levels during the second quarter of fiscal 2014 that were slightly lower than those experienced in the same period of the prior year.  The Company’s remodeling sales rose by mid-single digits during the second quarter of fiscal 2014, compared with the same prior-year period, which management believes generally reflects the market.

The Company believes it continued to realize strong market share gains in its new construction channel, where sales increased by more than 40% in both the second quarter and first six months of fiscal 2014 when compared with the same periods of fiscal 2013, significantly outpacing the 15% improvement in single-family housing starts.  The Company’s total net sales rose by 19% during the second quarter of fiscal 2014 and by 20% during its first half, which management believes was driven primarily by a rise in the overall market activity and market share gains in new construction sales.

The Company’s sales increase helped its gross margin rate improve to 16.9% in the second quarter of fiscal 2014, compared with 15.5% in the prior year’s second quarter and to 17.9% in the first half of fiscal 2014, compared with 15.2% in the prior year’s first half.  The year-over-year improvement in the Company’s gross margin during the second quarter and first six months of fiscal 2014 was driven by the beneficial impact of increased sales volume and efficiencies in freight, labor and overhead resulting from the 2012 Restructuring (discussed below), which more than offset the impact of rising materials costs.

During the third quarter of fiscal 2012, the Company announced several initiatives designed to reduce its cost base (the 2012 Restructuring), including the permanent closure of two manufacturing plants, the decision to sell a previously closed manufacturing facility, and the realignment of its retirement program, including the freezing of its pension plans. All of these initiatives were completed either prior to or just after the beginning of the Company’s fiscal 2013 and the vast majority of the charges related to these activities were reflected in the Company’s results during fiscal 2012 and, to a lesser extent, fiscal 2013.  The Company recorded nominal amounts during the first six months of fiscal 2014 in connection with these initiatives.  The Company continues to include in “Other Assets” at an aggregate $2.7 million net book value two plants held for sale that were closed in the 2012 Restructuring.

As of October 31, 2013, the Company had total net deferred tax assets of $35.6 million, down from $38.7 million at April 30, 2013.  The Company regularly considers the need for a valuation allowance against its deferred tax assets. The Company had a history of profitable operations for 16 consecutive years, from 1994 to 2009, followed by losses that coincided with the industry downturn from 2010 to 2012. Growth in the Company’s deferred tax assets in recent fiscal years resulted primarily from growth in its defined benefit pension liabilities and the impact of its recent losses prior to fiscal 2013. The Company earned sufficient net income during fiscal 2013 to fully utilize its U.S. federal net operating loss carryforward.  To fully realize the remainder of its net deferred tax assets, the Company will need to, among other things, substantially reduce its net unfunded pension obligation of $53.7 million at April 30, 2013. The Company took definitive actions when it froze its pension plans as part of the 2012 Restructuring to enhance the probability that this objective is achieved in the future.

The Company resumed the funding of its pension plans during fiscal year 2012, and expects to continue funding these plans for the foreseeable future, which will reduce both its unfunded pension plan obligation and its deferred tax asset. These actions, coupled with the recent improvement in the U.S. housing market and the Company’s continued ability to grow its sales at a faster rate than its competitors, have enabled the Company to generate net income and reduce its deferred tax assets and unfunded pension obligation during fiscal 2013 and the first half of fiscal 2014.  The Company believes that the positive evidence of the housing industry improvement, coupled with the benefits from the Company’s successful restructuring and continued market share gains have already driven a return to profitability that is expected to continue, and that the combined impact of these positive factors outweighs the negative factor of the Company’s previous losses.  Accordingly, Management has concluded it is more likely than not that the Company will realize its deferred tax assets.

The Company also regularly assesses its long-lived assets to determine if any impairment has occurred.  The Company has concluded that none of the long-lived assets pertaining to its 9 manufacturing plants or any of its other long-lived assets were impaired as of October 31, 2013.

Exclusive of after-tax restructuring charges and insurance proceeds, the Company earned net income of $5.3 million for the second quarter of fiscal 2014, compared with $1.8 million in the second quarter of its prior fiscal year, and earned net income of $11.9 million for the first half of fiscal 2014, compared with $2.8 million in the same period of the prior year.

Results of Operations

	Three Months Ended			Six Months Ended
	October 31,			October 31,
(in thousands)	2013	2012	Percent Change	2013	2012	Percent Change

Net sales	$190,532	$159,760	19%	$368,627	$308,012	20%
Gross profit	32,274	24,794	30	65,989	46,837	41
Selling and marketing expenses	15,867	14,973	6	30,351	29,493	3
General and administrative expenses	7,590	6,624	15	15,991	12,263	30

Net Sales.    Net sales were $190.5 million for the second quarter of fiscal 2014, an increase of 19% compared with the second quarter of fiscal 2013.  For the first six months of fiscal 2014, net sales were $368.6 million, reflecting a 20% increase compared with the same period of fiscal 2013.  Overall unit volume for the three- and six-month periods ended October 31, 2013 improved by 13% and 14%, respectively.  Average revenue per unit increased 5% during both the three- and six-month periods ended October 31, 2013, driven by modest improvements in the Company’s sales mix.

Gross Profit.  Gross profit margin for the second quarter of fiscal 2014 was 16.9%, compared with 15.5% for the same period of fiscal 2013.  Gross profit margin was 17.9% for the first half of fiscal 2014, compared with 15.2% in the first half of fiscal 2013.  The improvement in gross profit margin was due primarily to the beneficial impact of higher sales volume and efficiencies in freight, labor and overhead resulting from the Company’s two plant closures in April and May of 2012.  This favorability was partially offset by an increase in material costs.   Specific changes and additional information included:

•

Freight, labor and overhead costs improved by a combined 2.4% of net sales in the second quarter and 3.2% in the first six months of fiscal 2014, compared with the comparable prior year periods, as the combination of the increased sales volume and the plant closures resulted in increased absorption of fixed overhead costs, while labor costs also became more efficient than in the prior-year periods, during which the Company experienced labor inefficiencies that were driven by the transition of production related to the plant closures in the prior year.  Freight costs also declined as a percent of net sales compared to the prior-year periods due to higher volume across our delivery network.  This increased utilization resulted in leverage on our semi-fixed and fixed capacities;

•

Sales promotion costs improved by 1.5% of net sales during the second quarter and 1.8% in the first six months of fiscal 2014, compared with the comparable prior-year periods, as a result of both an increased proportion of new construction sales to the Company’s total sales, as well as slightly reduced remodeling promotional activity; and

•

Materials costs increased as a percentage of net sales by 2.6% during the second quarter and 2.3% during the first six months of fiscal 2014, compared with the comparable prior-year periods, driven primarily by inflationary pressures in finishing materials, lumber, particle board, plywood and liner board.

Selling and Marketing Expenses.    Selling and marketing expenses were 8.3% of net sales in the second quarter of fiscal 2014, compared with 9.4% of net sales for the same period in fiscal 2013.  For the first six months of fiscal 2014, selling and marketing costs were 8.2% of net sales, compared with 9.6% of net sales for the same period of fiscal 2013.  Sales and marketing costs increased by 6% in relation to the 19% increase in net sales during the second quarter of fiscal 2014, and increased by 3% in relation to the 20% increase in net sales for the first half of fiscal 2014.  The improvement in sales and marketing costs in comparison to net sales is due to reduced spending on product launch costs and cost reductions related to the Company’s retirement plan changes, which were offset in part by increased sales compensation and staffing costs related to the Company’s increased sales levels.

General and Administrative Expenses.  General and administrative expenses were 4.0% of net sales in the second quarter and 4.3% of net sales in the first half of fiscal 2014, compared with 4.1% of net sales in the second quarter and 4.0% of net sales in the first half of fiscal 2013. General and administrative costs increased by 15% during the second quarter and 30% during the first half of fiscal 2014 compared with the prior-year periods, driven by increased pay-for-performance compensation expenses and one-time personnel related costs.  As of October 31, 2013, the Company had less than $0.1 million of accounts with aggregate receivables from customers with a higher perceived level of risk.

Effective Income Tax Rates.    The Company’s effective income tax rates for the second quarter and first half of fiscal 2014 were 38.9% and 38.2%, respectively, compared with 42.1% and 42.7%, respectively, in the comparable periods of the prior fiscal year.  The lower effective tax rates in fiscal 2014 were the result of the Company operating at a higher net income than the prior-year periods and more favorable permanent tax differences.

Outlook.  The Company believes that housing prices finally bottomed during its fiscal year 2012 and have begun what it expects will be a multi-year improvement. The Company believes that cabinet remodeling market sales will improve at roughly a mid-single digit rate during fiscal 2014. The Company expects that its remodeling sales for the remained of fiscal 2014 will grow at a rate that reflects the industry-wide cabinet sales for the remodeling market.  The Company regularly assesses market conditions for pricing and promotional levels.  The Company believes that the promotional environment appears to have eased, suggesting that the Company will be able to continue to reduce its promotional spend versus fiscal 2013.

The Company expects that single-family housing starts and in turn, cabinet new construction market sales, will grow at a double digit rate during its fiscal year 2014, and that the Company’s new construction sales growth will continue to exceed this level for the remainder of its fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents totaled $118.5 million at October 31, 2013, representing a $21.5 million increase from its April 30, 2013 levels, and a $48.4 million increase from its October 31, 2012 balance (which included $7.0 million of restricted cash).  At October 31, 2013, total long-term debt (including current maturities) was $25.0 million, up $0.3 million from its balance at April 30, 2013.  The Company’s ratio of long-term debt to total capital was 12.0% at October 31, 2013, compared with 13.9% at April 30, 2013.

The Company’s main source of liquidity is its existing cash and cash equivalents on hand and cash generated from its operating activities. The Company can borrow up to $35 million under its revolving credit facility with Wells Fargo Bank, N.A. (Wells Fargo), subject to a maximum borrowing base equal to 75% of eligible accounts receivable, 50% of eligible pre bill reserves and up to $20 million for equipment value (each as defined in the credit agreement).  At October 31, 2013, $10 million of loans and $3.7 million of letters of credit were outstanding under the facility.

Cash provided by operating activities in the first half of fiscal 2014 was $15.8 million, compared with cash used by operating activities of $2.2 million in the comparable period of fiscal 2013.  The increase in cash generated by operating activities was driven primarily by the $9 million increase in the Company’s net income and timing associated with payments of accrued liabilities.

The Company’s investing activities primarily consist of capital expenditures and investments in promotional displays.  Net cash used for investing activities was $5.8 million in the first half of fiscal 2014, compared with $1.1 million in the comparable period of fiscal 2013. The increase in cash used of $4.7 million was driven by the receipt of $6.4 million in proceeds in the first half of fiscal 2013 from the sales of assets from plants closed in the prior year, partly offset by decreases aggregating $2.1 million in outflows for capital expenditures and promotional displays. The Company’s year-to-date gross investment in capital expenditures and promotional displays for fiscal 2014 was $5.9 million through October 31, 2013.  The Company expects that its gross outlays for capital expenditures and promotional displays will approximate $15 million during fiscal 2014, compared with $13.6 million in fiscal 2013.  However, the Company is undertaking a multi-year review of its manufacturing capacity and capital expenditure plans which could cause its investment in capital expenditures and promotional displays to exceed this level.

The Company generated positive free cash flow (defined as net cash provided (used) by operating activities less net cash used for investing activities) of $10.0 million in the first six months of fiscal 2014, compared with negative free cash flow of $3.2 million in the first six months of fiscal 2013.  The Company’s free cash flow increased by $13.2 million for the first half of fiscal 2014 compared with the prior-year period, driven by the increase in cash flow from operating activities, offset in part by the absence of proceeds in the prior year period from the sales of assets from plants closed in the prior year.

During the first six months of fiscal 2014, net cash provided by financing activities was $11.5 million, compared with $0.3 million of net cash used in the comparable period of the prior fiscal year.  The increase was driven by the Company’s receipt of $11.5 million during the current fiscal year from employees’ exercise of stock options.  The Company made no repurchases of its common stock during either period and had $93.3 million of remaining stock repurchases authorized by its Board of Directors as of October 31, 2013.  See Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for further information on stock repurchases.

The Company’s outstanding indebtedness and other obligations to Wells Fargo are secured by substantially all of the Company’s assets.  Under the terms of its revolving credit facility, the Company must: (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.25 to 1.0 measured on a rolling four-quarter basis; and (3) comply with other customary affirmative and negative covenants.    The Company was in compliance with all covenants specified in the amended credit facility as of October 31, 2013, including as follows: (1) the Company’s ratio of total liabilities to tangible net worth at October 31, 2013 was 0.9 to 1.0; and (2) cash flow to fixed charges for its most recent four quarters was 3.69 to 1.0.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive and Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2013.  Based on this evaluation, the Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective.  In addition, there has been no change in the Company's internal control over financial reporting that occurred during the quarter ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 21, 2013, the Board of Directors of the Company authorized the repurchase of up to $10 million of the Company’s common shares. Repurchases may be made from time to time through December 31, 2014 in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company’s cash requirements for other purposes, compliance with the covenants under the Company’s revolving credit facility, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management expects to fund share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. This authorization supersedes and replaces the Company’s August 2007 share repurchase program, which has been terminated. The 2007 program had permitted the repurchase of up to $100 million of the Company’s common shares, of which $93.3 million remained unused upon its termination.  In the second quarter of fiscal 2014, the Company did not repurchase any shares.

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

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1

Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

101

Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).#

# Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION

(Registrant)

/s/Kent B. Guichard
Kent B. Guichard
Chairman, Chief Executive Officer and Chief Financial Officer

Date: November 27, 2013
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

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1

Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

101

Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).#

# Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.