Form 10-Q
period 2014-01-31
AMERICAN WOODMARK CORP
filed 2014-02-28
CIK 794619

uly
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	January 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-14798

American Woodmark Corporation
(Exact name of registrant as specified in its charter)

Virginia		54-1138147
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3102 Shawnee Drive, Winchester, Virginia		22601
(Address of principal executive offices)		(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ___  No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of February 25,  2014,  15,540,389  shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION	NUMBER

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets--January 31, 2014 and April 30, 2013	3

	Condensed Consolidated Statements of Income--Three months ended January 31, 2014 and 2013; Nine months ended January 31, 2014 and 2013	4

	Condensed Consolidated Statements of Comprehensive Income – Three months ended January 31, 2014 and 2013; Nine months ended January 31, 2014 and 2013	5

	Condensed Consolidated Statements of Cash Flows--Nine months ended January 31, 2014 and 2013	6

	Notes to Condensed Consolidated Financial Statements--January 31, 2014	7-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6.	Exhibits	20

SIGNATURES		21

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	January 31,	April 30,
	2014	2013

ASSETS
Current Assets
Cash and cash equivalents	$126,053	$96,971
Customer receivables, net	48,107	39,044
Inventories	29,671	29,338
Prepaid expenses and other	3,309	3,084
Deferred income taxes	7,736	9,481
Total Current Assets	214,876	177,918

Property, plant and equipment, net	73,480	74,064
Promotional displays, net	5,914	5,811
Deferred income taxes	26,480	29,262
Other assets	7,114	6,938
TOTAL ASSETS	$327,864	$293,993

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$24,919	$23,306
Current maturities of long-term debt	1,436	1,155
Accrued compensation and related expenses	22,144	26,213
Accrued marketing expenses	12,734	10,159
Other accrued expenses	10,058	8,275
Total Current Liabilities	71,291	69,108

Long-term debt, less current maturities	23,311	23,594
Defined benefit pension liabilities	51,258	53,696
Other long-term liabilities	1,470	1,400

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at January 31, 2014: 15,527,722;
at April 30, 2013: 14,822,580	126,160	107,165
Retained earnings	86,007	71,180
Accumulated other comprehensive loss -
Defined benefit pension plans	(31,633)	(32,150)
Total Shareholders' Equity	180,534	146,195
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$327,864	$293,993

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013

Net sales	$169,033	$151,346	$537,660	$459,358
Cost of sales and distribution	143,032	127,839	445,670	389,014
Gross Profit	26,001	23,507	91,990	70,344

Selling and marketing expenses	14,287	13,083	44,638	42,576
General and administrative expenses	6,564	6,714	22,555	18,977
Restructuring charges, net	48	118	161	979
Insurance proceeds	0	0	(94)	(399)
Operating Income	5,102	3,592	24,730	8,211

Interest expense	182	157	554	474
Other income	(33)	(41)	(90)	(125)
Income Before Income Taxes	4,953	3,476	24,266	7,862

Income tax expense	2,052	1,419	9,439	3,294

Net Income	$2,901	$2,057	$14,827	$4,568

Net Earnings Per Share

Weighted Average Shares Outstanding
Basic	15,475,683	14,581,573	15,218,558	14,498,483
Diluted	15,827,666	14,904,524	15,595,342	14,719,441

Net earnings per share
Basic	$0.19	$0.14	$0.97	$0.32
Diluted	$0.18	$0.14	$0.95	$0.31

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013

Net income	$2,901	$2,057	$14,827	$4,568

Other comprehensive income, net of tax:
Change in pension benefits, net of deferred tax of $(110)
and $(90), and $(330) and $(270), for the three and nine
months ended January 31, 2014 and 2013, respectively	172	142	517	423

Total Comprehensive Income	$3,073	$2,199	$15,344	$4,991

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	January 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$14,827	$4,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,859	10,967
Net (gain) loss on disposal of property, plant and equipment	(1)	107
Gain on sales of assets held for sale	0	(481)
Gain on insurance recoveries	(94)	(399)
Stock-based compensation expense	2,518	2,648
Deferred income taxes	4,427	2,994
Pension contributions in excess of expense	(1,591)	(4,360)
Tax benefit from stock-based compensation	(480)	(331)
Other non-cash items	982	325
Changes in operating assets and liabilities:
Customer receivables	(9,051)	(8,552)
Inventories	(839)	(5,689)
Prepaid expenses and other assets	(805)	(835)
Accounts payable	1,613	3,449
Accrued compensation and related expenses	(4,069)	419
Other accrued expenses	5,248	(2,593)
Net Cash Provided by Operating Activities	23,544	2,237

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(5,553)	(7,667)
Proceeds from sales of property, plant and equipment	65	75
Proceeds from insurance recoveries	94	399
Proceeds from sales of assets held for sale	0	6,447
Investment in promotional displays	(2,883)	(3,426)
Net Cash Used by Investing Activities	(8,277)	(4,172)

FINANCING ACTIVITIES
Payments of long-term debt	(1,056)	(830)
Proceeds from issuance of common stock	14,391	1,818
Tax benefit from stock-based compensation	480	331
Net Cash Provided by Financing Activities	13,815	1,319

Net Increase (Decrease) in Cash and Cash Equivalents	29,082	(616)

Cash and Cash Equivalents, Beginning of Period	96,971	66,620

Cash and Cash Equivalents, End of Period	$126,053	$66,004

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.    Operating results for the three- and nine-month periods ended January 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2014.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2013 filed with the U.S. Securities Exchange Commission (SEC).

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

NOTE C--NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands, except per share amounts)	2014	2013	2014	2013
Numerator used in basic and diluted net earnings
per common share:
Net income	$2,901	$2,057	$14,827	$4,568
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	15,476	14,582	15,219	14,498
Effect of dilutive securities:
Stock options and restricted stock units	352	323	376	221
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	15,828	14,905	15,595	14,719
Net earnings per share
Basic	$0.19	$0.14	$0.97	$0.32
Diluted	$0.18	$0.14	$0.95	$0.31

Potentially dilutive securities of 0.0 million and 0.7 million shares for the three-month periods ended January 31, 2014 and 2013, respectively, and 0.1 million and 1.3 million shares for the nine-month periods ended January 31, 2014 and 2013, respectively, were excluded from the calculation of net earnings per share, as the effect would be anti-dilutive.

NOTE D--STOCK-BASED COMPENSATION

The Company has various stock-based compensation plans.  During the quarter ended January 31, 2014, the Company did not grant any stock-based compensation awards to employees or non-employee directors.  During the nine months ended January 31, 2014, the Board of Directors of the Company approved grants of non-statutory stock options and performance-based restricted stock units (RSUs) to key employees and grants of service-based restricted stock units to key employees and non-employee directors.  The employee non-statutory stock option grants totaled 60,500 shares of the Company’s common stock with an exercise price of $36.74 per share. The options vest evenly over a three-year period and have a ten-year contractual term. The employee performance-based RSUs totaled 75,600 units and the employee and non-employee director service-based RSUs totaled 36,400 units. The performance-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if they remain continuously employed with the Company, or on the Board, until the units vest.  All of the Company’s RSUs granted to employees cliff-vest three years from the grant date.  The service-based RSUs granted to non-employee directors vest daily through the end of  a two-year vesting period as long as the recipient continuously remains a member of the Board.

For the three- and nine-month periods ended January 31, 2014 and 2013, stock-based compensation expense was allocated as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2014	2013	2014	2013
Cost of sales and distribution	$131	$159	$373	$467
Selling and marketing expenses	211	224	592	654
General and administrative expenses	446	504	1,553	1,527
Stock-based compensation expense	$788	$887	$2,518	$2,648

During the nine months ended January 31, 2014, the Board of Directors of the Company also approved grants of 9,486 cash-settled performance-based restricted stock tracking units (RSTUs) and 3,264 cash-settled service-based RSTUs for more junior level employees who previously received RSU grants under the Company’s shareholder approved plan.  Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of a share of our common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of a share of our common stock as of the payment date if they remain continuously employed with the Company until the units vest.  The RSTUs cliff-vest three years from the grant date.  Since the RSTUs will be settled in cash, the grant date fair value of these awards is recorded as a liability until the date of payment.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value.  The Company recognized expense of $26 thousand and $67 thousand related to RSTUs for the three- and nine-month periods ended January 31, 2014, respectively.

NOTE E--CUSTOMER RECEIVABLES

The components of customer receivables were:

	January 31,	April 30,
(in thousands)	2014	2013
Gross customer receivables	$50,448	$41,397
Less:
Allowance for doubtful accounts	(153)	(148)
Allowance for returns and discounts	(2,188)	(2,205)

Net customer receivables	$48,107	$39,044

NOTE F--INVENTORIES

The components of inventories were:

	January 31,	April 30,
(in thousands)	2014	2013
Raw materials	$12,797	$11,823
Work-in-process	16,770	17,170
Finished goods	11,087	11,318

Total FIFO inventories	40,654	40,311

Reserve to adjust inventories to LIFO value	(10,983)	(10,973)

Total LIFO inventories	$29,671	$29,338

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

The following is a reconciliation of the Company’s warranty liability:

	Nine Months Ended
	January 31,
(in thousands)	2014	2013
Beginning balance at May 1	$1,795	$1,885
Accrual	8,447	6,959
Settlements	(8,607)	(7,168)

Ending balance at January 31	$1,635	$1,676

NOTE H--CASH FLOW

Supplemental disclosures of cash flow information:

	Nine Months Ended
	January 31,
(in thousands)	2014	2013
Cash paid during the period for:
Interest	$502	$451
Income taxes	$3,978	$268

NOTE I--PENSION BENEFITS

Effective April 30, 2012, the Company froze all future benefit accruals under the Company’s hourly and salary defined-benefit pension plans.

Net periodic pension cost consisted of the following for the three months and nine months ended January 31, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2014	2013	2014	2013
Interest cost	$1,551	$1,565	$4,652	$4,696
Expected return on plan assets	(1,778)	(1,641)	(5,335)	(4,923)
Recognized net actuarial loss	282	231	847	692

Net periodic pension cost	$55	$155	$164	$465

The Company expects to contribute $2.3 million to its pension plans in fiscal 2014, which represents required funding.  As of January 31, 2014, $1.8 million of contributions had been made.  The Company made contributions of $4.9 million to its pension plans in fiscal 2013.

NOTE J--RESTRUCTURING CHARGES

In the third quarter of fiscal 2012, the Company announced a restructuring initiative (“2012 Restructuring Plan”) that committed to the closing of two of the Company’s manufacturing plants located in Hardy County, West Virginia and Hazard, Kentucky, offering its previously idled plant in Tahlequah, Oklahoma for sale, and realigning its retirement program, including freezing the Company’s defined benefit pension plans.  Operations ceased at the Hazard plant in April 2012 and at the Hardy County plant in May 2012.  The 2012 Restructuring Plan was adopted to reduce costs and increase the Company’s capacity utilization rates.

During fiscal 2013 and fiscal 2012, the Company recognized aggregate pre-tax restructuring charges of $17.3 million related to the 2012 Restructuring Plan.  During the nine months ended January 31, 2014, the Company recognized pre-tax restructuring charges of $0.2 million related to the 2012 Restructuring Plan.  In addition, the Company recognized recurring operating costs for the closed facilities of $0.2 million for the nine months ended January 31, 2014, which are expected to continue until the plants are sold.

As of January 31, 2014, the Company had two manufacturing plants classified as held for sale, which were closed in connection with the 2012 Restructuring Plan.  During the second quarter of fiscal 2013, the Company sold its closed plant located in Tahlequah, Oklahoma.  The Company believes that the remaining $2.7 million net book value of the two properties classified as held for sale is fully recoverable.  These assets are included in Other Assets on the Company’s balance sheet at January  31, 2014.

NOTE K--FAIR VALUE MEASUREMENTS

The Company utilizes the hierarchy of fair value measurements to classify certain of its assets and liabilities based upon the following definitions:

Level 1- Investments with quoted prices in active markets for identical assets or liabilities. The Company’s cash equivalents are invested in money market funds and mutual funds. The Company’s mutual fund investment assets represent contributions made and invested on behalf of the Company’s executive officers in a supplementary employee retirement plan.

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

The following table summarizes the fair values of assets that are recorded in the Company’s unaudited condensed consolidated financial statements as of January 31, 2014 and April 30, 2013 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of January 31, 2014
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$38,877	$0	$0
Mutual funds	1,392	0	0
Total assets at fair value	$40,269	$0	$0

	As of April 30, 2013
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$38,875	$0	$0
Mutual funds	1,311	0	0
Total assets at fair value	$40,186	$0	$0

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of January 31, 2014.

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

Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts.  These statements may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  In most cases, the reader can identify forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “would,” “plan,” “may” or other similar words.  Forward-looking statements contained in this report, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements.  In addition, the Company participates in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings or deterioration in financial condition.  Factors that could cause actual results to differ materially from those in forward-looking statements made in this report include but are not limited to:

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

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent dealers and distributors.  At January 31, 2014, the Company operated 9 manufacturing facilities and 9 service centers across the country.

The three-month period ended January 31, 2014 was the Company’s third quarter of its fiscal year that ends on April 30, 2014 (fiscal 2014).  During the third quarter of fiscal 2014, the Company experienced generally flat market conditions as the recovery from the housing market downturn that began in 2007 stalled.

The Company’s remodeling based business was impacted by the following trends during the third quarter of the Company’s fiscal 2014:

•

Residential investment as a percentage of gross domestic product as tracked by the U.S. Department of Commerce for the fourth calendar quarter of 2013 declined sequentially for the first time in over a year to 3.0%, down from 3.2% in the third calendar quarter of 2013 and only slightly higher than the 2.9% reported in the fourth calendar quarter of 2012;

•

While the median price per existing home sold improved from the same period one year ago by 10% according to data provided by the National Association of Realtors, existing home sales in units was lower than the period one year ago;

•

The unemployment rate improved marginally, but was still elevated versus historical norms at 6.6% as of January 2014 according to data provided by the U.S. Department of Labor.  In addition, the labor force participation rate, which measures the number of people available for work as a percentage of the eligible working population, was 63.0% reflecting a total number of non-participants near an all-time high;

•	Mortgage interest rates increased with a thirty-year fixed mortgage rate of approximately 4.5% compared to 3.5% during the same period in the prior year; and
•	Consumer sentiment as tracked by Thomson Reuters/University of Michigan declined from 85.1 in August 2013 to 73.2 in November 2013 and 75.1 in December 2013.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, housing affordability and sales reported by the Kitchen Cabinet Manufacturers Association (KCMA), a trade organization which issues the aggregate sales that have been reported by its members including the largest cabinet manufacturers in the United States.  Based on the totality of factors listed above, the Company believes that the cabinet remodeling market increased at a middle to high single digit rate during the first nine months of fiscal 2014 and that the rate of increase declined during the period covered by the Company’s third quarter of fiscal 2014.

Faced with a stagnant remodeling market, the Company’s largest remodeling customers and competitors continued to utilize sales promotions in the Company’s product category to boost sales.  These promotions consisted of free products and/or cash discounts to consumers based upon the amount or type of cabinets they purchased.  The Company strives to maintain its promotional levels in line with market activity, with a goal of remaining competitive.  The Company experienced promotional levels during the third quarter and first nine months of fiscal 2014 that were slightly lower than those experienced in the same periods of the prior year.

The Company’s remodeling sales were approximately flat during the third quarter and first nine months of fiscal 2014, compared with the same prior-year periods.  Management believes that the Company has maintained market share within its primary channels of distribution but that those channels, primarily big box home improvement retailers, have lost share to other channels, primarily independent dealers.

Regarding new construction markets, the Company believes that fluctuations in single-family housing starts are the best indicator of cabinet activity.  During the first nine months of the Company’s fiscal 2014, single-family housing starts rose by double digits over prior year levels.  Similar to activity in remodeling, the increase in year over year activity in single-family housing starts declined during the third quarter of fiscal 2014.  Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, activity during the period covered by the third quarter of fiscal 2014 was effectively flat.

The Company believes it continued to realize strong market share gains in its new construction channel with sales increasing by more than 25% in the third quarter and more than 35% in the first nine months of fiscal 2014 when compared with the same periods of fiscal 2013.

The Company’s total net sales rose by 12% during the third quarter of fiscal 2014 and by 17% during its first nine months compared to the same prior-year periods, which management believes was driven primarily by a rise in the overall market activity and market share gains in new construction sales.

The Company’s gross margin rate for the third quarter of fiscal 2014 was 15.4%, down from 15.5% in the prior year’s third quarter.  The decline in the third quarter gross margin was due to material inflation and additional crewing and infrastructure to support higher levels of anticipated sales and installation activity.  These improvements were offset by the beneficial impact of increased sales volume and related efficiencies in freight, labor and overhead.

The Company’s gross margin rate for the first nine months of fiscal 2014 was 17.1%, improved from 15.3% for the same period in the prior year.  The year-over-year improvement in the Company’s gross margin was driven by the beneficial impact of increased sales volume and efficiencies in freight, labor and overhead, which more than offset the impact of rising materials costs.

During the third quarter of fiscal 2012, the Company announced several initiatives designed to reduce its cost base (the 2012 Restructuring). All of these initiatives were completed either prior to or just after the beginning of the Company’s fiscal 2013.  The vast majority of the charges related to these activities were reflected in the Company’s results during fiscal 2012 and, to a lesser extent, fiscal 2013.  The Company recorded nominal amounts during the first nine months of fiscal 2014 in connection with these initiatives.  The Company continues to include in “Other Assets,” at an aggregate $2.7 million net book value two plants held for sale that were closed in the 2012 Restructuring.

As of January 31, 2014, the Company had total net deferred tax assets of $34.2 million, down from $38.7 million at April 30, 2013.  The Company regularly considers the need for a valuation allowance against its deferred tax assets. The Company had a history of profitable operations for 16 consecutive years, from 1994 to 2009, followed by losses that coincided with the industry downturn from 2010 to 2012. Growth in the Company’s deferred tax assets in recent fiscal years resulted primarily from growth in its defined benefit pension liabilities and the impact of its recent losses prior to fiscal 2013. The Company earned sufficient net income during fiscal 2013 to fully utilize its U.S. federal net operating loss carryforward.  To fully realize the remainder of its net deferred tax assets, the Company will need to, among other things, substantially reduce its net unfunded pension obligation of $53.7 million at April 30, 2013. The Company took definitive actions when it froze its pension plans as part of the 2012 Restructuring to enhance the probability that this objective is achieved in the future.

The Company resumed the funding of its pension plans during fiscal year 2012, and expects to continue funding these plans for the foreseeable future, which will reduce both its unfunded pension plan obligation and its deferred tax asset. These actions, coupled with the recent improvement in the U.S. housing market and the Company’s continued ability to grow its sales at a faster rate than its competitors, have enabled the Company to generate net income and reduce its deferred tax assets and unfunded pension obligation during fiscal 2013 and the first nine months of fiscal 2014.  The Company believes that the positive evidence of the housing industry improvement, coupled with the benefits from the Company’s successful restructuring and continued market share gains have already driven a return to profitability that is expected to continue, and that the combined impact of these positive factors outweighs the negative factor of the Company’s previous losses.  Accordingly, management has concluded it is more likely than not that the Company will realize its deferred tax assets.

Exclusive of after-tax restructuring charges and insurance proceeds, the Company earned net income of $2.9 million for the third quarter of fiscal 2014, compared with $2.1 million in the third quarter of its prior fiscal year, and earned net income of $14.9 million for the first nine months of fiscal 2014, compared with $4.9 million in the same period of the prior year.

Results of Operations

	Three Months Ended			Nine Months Ended
	January 31,			January 31,
(in thousands)	2014	2013	Percent Change	2014	2013	Percent Change

Net sales	$169,033	$151,346	12%	$537,660	$459,358	17%
Gross profit	26,001	23,507	11	91,990	70,344	31
Selling and marketing expenses	14,287	13,083	9	44,638	42,576	5
General and administrative expenses	6,564	6,714	(2)	22,555	18,977	19

Net Sales.    Net sales were $169.0 million for the third quarter of fiscal 2014, an increase of 12% compared with the third quarter of fiscal 2013.  For the first nine months of fiscal 2014, net sales were $537.7 million, reflecting a 17% increase compared with the same period of fiscal 2013.  Overall unit volume for the three- and nine-month periods ended January 31, 2014 improved by 6% and 12%, respectively.  Average revenue per unit increased 6% and 5% during the three- and nine-month periods ended January 31, 2014, respectively, driven by modest improvements in the Company’s sales mix and pricing.

Gross Profit.  Gross profit margin for the third quarter of fiscal 2014 was 15.4%, compared with 15.5% for the same period of fiscal 2013.  Gross profit margin was 17.1% for the first nine months of fiscal 2014, compared with 15.3% in the first nine months of fiscal 2013.  Specific changes and additional information included:

•

Materials costs increased as a percentage of net sales by 1.7% during the third quarter and 1.4% during the first nine months of fiscal 2014, compared with the comparable prior-year periods, driven primarily by inflationary pressures in finishing materials, hardwood lumber, particle board, plywood and liner board.

•

Labor costs improved by 2.1% of net sales in the third quarter and 3.0% in the first nine months of fiscal 2014, compared with the comparable prior year periods, as the combination of the increased sales volume and the plant closures resulted in more efficient labor costs than in the prior-year periods.  The improvement in labor was partially offset by increased crewing to support higher levels of anticipated sales and installation activity;

•

Freight costs improved by 0.3% of net sales during the third quarter and 0.5% during the first nine months of fiscal 2014, compared with comparable prior year periods, due to higher volume across our delivery network; and

•

Overhead costs increased by 0.8% of net sales in the third quarter and 0.3% in the first nine months of fiscal 2014, compared with the comparable prior year periods, due to increased infrastructure to support higher levels of anticipated sales and installation activity.  This increase was partially offset by the increased sales volume as increased utilization resulted in leverage on our semi-fixed and fixed capacities.

Selling and Marketing Expenses.    Selling and marketing expenses were 8.5% of net sales in the third quarter of fiscal 2014, compared with 8.6% of net sales for the same period in fiscal 2013.  For the first nine months of fiscal 2014, selling and marketing costs were 8.3% of net sales, compared with 9.3% of net sales for the same period of fiscal 2013.  Sales and marketing costs increased by 9% in relation to the 12% increase in net sales during the third quarter of fiscal 2014, and increased by 5% in relation to the 17% increase in net sales for the first nine months of fiscal 2014.  The improvement in sales and marketing costs in comparison to net sales is due to reduced spending on product launch costs and cost reductions related to the Company’s retirement plan changes, which were offset in part by increased sales compensation and staffing costs related to the Company’s increased sales levels.

General and Administrative Expenses.  General and administrative expenses were 3.9% of net sales in the third quarter and 4.2% of net sales in the first nine months of fiscal 2014, compared with 4.4% of net sales in the third quarter and 4.1% of net sales in the first nine months of fiscal 2013. General and administrative costs decreased by 2% during the third quarter compared with the comparable prior-year period due to decreased pay-for-performance compensation expenses.  General and administrative costs increased by 19% during the first nine months of fiscal 2014 compared with the prior-year period, driven by increased pay-for-performance compensation expenses and one-time personnel related costs.  As of January 31, 2014, the Company had approximately $0.1 million of accounts with aggregate receivables from customers with a higher perceived level of risk.

Effective Income Tax Rates.    The Company’s effective income tax rates for the third quarter and first nine months of fiscal 2014 were 41.4% and 38.9%, respectively, compared with 40.8% and 41.9% in the comparable periods of the prior fiscal year,  respectively.  The effective tax rates for the third quarter of fiscal 2014 compared to the comparable period of the prior year were relatively flat.  The lower effective tax rates for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 were the result of the Company operating at a higher net income than the prior-year period and more favorable permanent tax differences.

Outlook.  The Company believes that housing prices finally bottomed during its fiscal year 2012 and have begun what it expects will be a multi-year improvement. The Company believes that cabinet remodeling market sales will remain relatively flat during the remainder of fiscal 2014. The Company expects that its remodeling sales for the remainder of fiscal 2014 will continue at a rate that reflects the industry-wide cabinet sales for the remodeling market and we will maintain share in our channels of distribution.  The Company regularly assesses market conditions for pricing and promotional levels.  The Company believes that the promotional environment appears to have eased, suggesting that the Company will be able to continue to reduce its promotional spend versus fiscal 2013.

The Company expects that single-family housing starts and in turn, cabinet new construction market sales, will grow at a double digit rate during its fiscal year 2014, and that the Company’s new construction sales growth will continue to exceed this level for the remainder of its fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents totaled $126.1 million at January 31, 2014, representing a $29.1 million increase from its April 30, 2013 levels, and a $53.0 million increase from its January 31, 2013 balance (which included $7.0 million of restricted cash).  At January 31, 2014 and April 30, 2013, total long-term debt (including current maturities) was $24.7 million in each period.  The Company’s ratio of long-term debt to total capital was 11.4% at January 31, 2014, compared with 13.9% at April 30, 2013.

The Company’s main source of liquidity is its existing cash and cash equivalents on hand and cash generated from its operating activities. The Company can borrow up to $35 million under its revolving credit facility with Wells Fargo Bank, N.A. (Wells Fargo), subject to a maximum borrowing base equal to 75% of eligible accounts receivable, 50% of eligible pre bill reserves and up to $20 million for equipment value (each as defined in the credit agreement).  At January 31, 2014, $10 million of loans and $3.7 million of letters of credit were outstanding under the facility.

Cash provided by operating activities in the first nine months of fiscal 2014 was $23.5 million, compared with $2.2 million in the comparable period of fiscal 2013.  The increase in cash generated by operating activities was driven primarily by the $10 million increase in the Company’s net income, more efficient inventory management, timing associated with payments of accrued liabilities and lower pension contributions.

The Company’s investing activities primarily consist of capital expenditures and investments in promotional displays.  Net cash used for investing activities was $8.3 million in the first nine months of fiscal 2014, compared with $4.2 million in the comparable period of fiscal 2013. The increase in cash used of $4.1 million was driven by the receipt of $6.4 million in proceeds in the first nine months of fiscal 2013 from the sales of assets from plants closed in the prior year, partly offset by decreases aggregating $2.7 million in outflows for capital expenditures and promotional displays. The Company’s year-to-date gross investment in capital expenditures and promotional displays for fiscal 2014 was $8.4 million through January 31, 2014.  The Company expects that its gross outlays for capital expenditures and promotional displays will approximate $15 million during fiscal 2014, compared with $13.6 million in fiscal 2013.  However, the Company is undertaking a multi-year review of its manufacturing capacity and capital expenditure plans which could cause its investment in capital expenditures and promotional displays to exceed this level.

The Company generated positive free cash flow (defined as net cash provided (used) by operating activities less net cash used for investing activities) of $15.3 million in the first nine months of fiscal 2014, compared with negative free cash flow of $1.9 million in the first nine months of fiscal 2013.  The Company’s free cash flow increased by $17.2 million for the first nine months of fiscal 2014 compared with the prior-year period, driven by the increase in cash flow from operating activities, offset in part by the absence of proceeds received in the prior year period from the sales of assets from plants closed in the prior year.

During the first nine months of fiscal 2014, net cash provided by financing activities was $13.8 million, compared with $1.3 million in the comparable period of the prior fiscal year.  The increase was driven by the Company’s receipt of $14.4 million during the current fiscal year from employees’ exercise of stock options.  The Company made no repurchases of its common shares during either period and had $10.0 million of remaining share repurchases authorized by its Board of Directors as of January 31, 2014.  See Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for further information on share repurchases.

The Company’s outstanding indebtedness and other obligations to Wells Fargo are secured by substantially all of the Company’s assets.  Under the terms of its revolving credit facility, the Company must: (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.25 to 1.0 measured on a rolling four-quarter basis; and (3) comply with other customary affirmative and negative covenants.  The Company was in compliance with all covenants specified in the credit facility as of January 31, 2014, including as follows: (1) the Company’s ratio of total liabilities to tangible net worth at January 31, 2014 was 0.8 to 1.0; and (2) cash flow to fixed charges for its most recent four quarters was 3.71 to 1.0.

The revolving credit facility does not limit the Company’s ability to pay dividends or repurchase its common shares as long as the Company is in compliance with these covenants.

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

Item 4. Controls and Procedures

Senior management, including the Company’s principal executive and financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2014.  Based on this evaluation, the principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective.  In addition, there has been no change in the Company's internal control over financial reporting that occurred during the quarter ended January 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

On February 24, 2014, Scott Culbreth joined the Company as its Senior Vice President, Chief Financial Officer and Corporate Secretary.  During the search for a new Chief Financial Officer, Kent Guichard, the Company’s Chairman and Chief Executive Officer, served as the Company’s principal executive, financial and accounting officer, and he continued to act in that capacity for the purposes of this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 21, 2013, the Board of Directors of the Company authorized the repurchase of up to $10 million of the Company’s common shares. Repurchases may be made from time to time through December 31, 2014 in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company’s cash requirements for other purposes, compliance with the covenants under the Company’s revolving credit facility, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management expects to fund share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. In the third quarter of fiscal 2014, the Company did not repurchase any shares.  At January 31, 2014, $10 million remained authorized by the Company’s Board of Directors to repurchase the Company’s common shares.

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

31.1	Certification of the Principal Executive and Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1

Certification of the Principal Executive and Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

101

Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION

(Registrant)

/s/Kent B. Guichard
Kent B. Guichard
Chairman and Chief Executive Officer

Date: February 28, 2014
Signing on behalf of the registrant and
as principal executive, financial and
accounting officer

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

31.1	Certification of the Principal Executive and Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1

Certification of the Principal Executive and Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

101

Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).