Form 10-K
period 2014-04-30
AMERICAN WOODMARK CORP
filed 2014-06-30
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	April 30, 2014
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File Number:	000-14798

American Woodmark Corporation
(Exact name of registrant as specified in its charter)

Virginia			54-1138147
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

3102 Shawnee Drive, Winchester, Virginia			22601
(Address of principal executive offices)			(Zip Code)

(Registrant's telephone number, including area code)			(540) 665-9100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Common Stock (no par value)		NASDAQ Global Select Market
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

Yes [ ]  No [X]

The aggregate market value of the registrant's Common Stock, no par value, held by non-affiliates of the registrant as of October 31,  2013, the last business day of the Company’s most recent second quarter was $419,419,782.

As of June 16, 2014,  15,514,527 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 21,  2014 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.BUSINESS

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

American Woodmark currently offers framed stock cabinets in approximately 600 different cabinet lines, ranging in price from relatively inexpensive to medium-priced styles. Styles vary by design and color from natural wood finishes to low-pressure laminate surfaces. The product offering of stock cabinets includes 85 door designs in 19 colors. Stock cabinets consist of cabinet interiors of varying dimensions and construction options and a maple, oak, cherry, or hickory front frame, door and/or drawer front.

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

In recognition of the cyclicality of the housing industry, the Company’s policy is to operate with a minimal amount of financial leverage.  The Company regularly maintains a debt to capital ratio of well below 20%, and working capital exclusive of cash of less than 6% of net sales.  At April 30, 2014, debt to capital was 9.7%, and working capital net of cash was 1.8% of net sales.

During the last fiscal year, American Woodmark had two primary customers, The Home Depot and Lowe’s Companies, Inc., which together accounted for approximately 49% of the Company’s sales in its fiscal year ended April 30, 2014 (fiscal 2014). The loss of either customer would have a material adverse effect on the Company.

As of May 31, 2014, the Company had 4,916 employees. None of the Company’s employees are represented by labor unions. The Company believes that its employee relations are good.

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

Item 1A.RISK FACTORS

There are a number of business risks and uncertainties that may affect the Company’s business, results of operations and financial condition. These risks and uncertainties could cause future results to differ from past performance or expected results, including results described in statements elsewhere in this report that constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Additional risks and uncertainties not presently known to the Company or currently believed to be immaterial also may adversely impact the Company’s business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on the Company’s business, financial condition, and results of operations. These risks and uncertainties, which the Company considers to be most relevant to specific business activities, include, but are not limited to, the following, as well as additional risk factors included in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."  Additional risks and uncertainties that may affect the Company’s business, results of operations and financial condition are discussed elsewhere in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Forward-Looking Statements,” “Seasonality,” and “Outlook for Fiscal 2015.”

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

Prolonged economic downturns may adversely impact the Company’s sales, earnings and liquidity.  Although they have recently rebounded, the Company’s fiscal 2014 sales levels were 13%  below their peak levels of 2006.  The Company’s industry historically has been cyclical in nature and has fluctuated with economic cycles. During economic downturns, the Company’s industry could experience longer periods of recession and greater declines than the general economy. The Company believes that its industry is significantly influenced by economic conditions generally and particularly by housing activity, consumer confidence, the level of personal discretionary spending, demographics and credit availability. These factors not only may affect the ultimate consumer of the Company’s products, but also may impact home centers, builders and the Company’s other primary customers. As a result, a worsening of economic conditions could adversely affect the Company’s sales and earnings as well as its cash flow and liquidity.

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

The loss of, or a reduction in business from, either of the Company’s key customers would have a material adverse effect upon its business.  The size and importance to the Company of its two largest customers is significant. These customers could make significant changes in their volume of purchases and could otherwise significantly affect the terms and conditions on which the Company does business. Sales to The Home Depot and Lowe’s Companies, Inc. were approximately 49% of total company sales for fiscal 2014. Although builders, dealers, and other retailers represent other channels of distribution for the Company's products, an unplanned loss of a substantial portion of sales to The Home Depot or Lowe’s Companies, Inc. would have a material adverse impact on the Company.

Manufacturing expansion to add capacity could result in a decrease in the Company’s near-term earnings.  The Company continually reviews its manufacturing operations. These reviews could result in the expansion of capacity, functions, systems, or procedures, which in turn could result in inefficiencies for a period that would decrease near-term earnings until the additional capacity is in place and fully operating.  In addition, downturns in the economy could potentially have a larger impact on the Company as a result of this added capacity.

Impairment charges could reduce the Company’s profitability.  The Company has significant long-lived assets, including deferred tax assets, recorded on its balance sheets. If operating results decline or if the Company decides to restructure its operations as it did with the 2012 Restructuring Plan, the Company could incur impairment charges, which could have a material impact on its financial results. The Company evaluates the recoverability of the carrying amount of its long-lived assets on an ongoing basis. The outcome of future reviews could result in substantial impairment charges. Impairment assessments inherently involve judgments as to assumptions about market conditions and the Company’s ability to generate future cash flows and profitability, given those assumptions. Future events and changing market conditions may impact the Company’s assumptions as to prices, costs or other factors that may result in changes in the Company’s estimates.

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

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 2.PROPERTIES

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

Primary properties as of April 30, 2014 include:

LOCATION	DESCRIPTION
Allegany County, MD	Manufacturing Facility
Berryville, VA	Service Center*
Coppell, TX	Service Center*
Gas City, IN	Manufacturing Facility
Hardy County, WV	Manufacturing Facility*
Houston, TX	Satellite Service Center*
Humboldt, TN	Manufacturing Facility
Huntersville, NC	Service Center*
Jackson, GA	Manufacturing Facility
Kingman, AZ	Manufacturing Facility
Kennesaw, GA	Service Center*
Montgomeryville, PA	Service Center*
Monticello, KY	Manufacturing Facility
Orange, VA	Manufacturing Facility
Orlando, FL	Service Center*
Raleigh, NC	Satellite Service Center*
Phoenix, AZ	Service Center*
Rancho Cordova, CA	Service Center*
Tampa, FL	Service Center*
Toccoa, GA	Manufacturing Facility
Winchester, VA	Corporate Office*
Winchester, VA	Office (Customer Service)*
Winchester, VA	Office (IT)*
Winchester, VA	Office (Product Dev./Logistics)*

*Leased facility.

In addition, American Woodmark owns a manufacturing facility that is permanently closed.

Item 3.LEGAL PROCEEDINGS

The Company is involved in suits and claims in the normal course of business, including without limitation product liability and general liability claims and claims pending before the Equal Employment Opportunity Commission. On at least a quarterly basis, the Company consults with its legal counsel to ascertain the reasonable likelihood that such claims may result in a loss. As required by ASC Topic 450, “Contingencies” (ASC 450), the Company categorizes the various suits and claims into three categories according to their likelihood for resulting in potential loss: those that are probable, those that are reasonably possible and those that are deemed to be remote. The Company accounts for these loss contingencies in accordance with ASC 450. Where losses are deemed to be probable and estimable, accruals are made. Where losses are deemed to be reasonably possible, a range of loss estimates is determined and considered for disclosure.  In determining these loss range estimates, the Company considers known values of similar claims and consultation with independent counsel.

The Company believes that the aggregate range of estimated loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of April 30, 2014.

Also see the information under “Legal Matters” under “Note K – Commitments and Contingencies” to the Consolidated Financial Statements included in this report under Item 8. “Financial Statements and Supplementary Data.”

Item 4.MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the Company are elected by the Board of Directors and generally hold office until the next annual election of officers. There are no family relationships between any executive officer and any other officer or director of the Company or any arrangement or understanding between any executive officer and any other person pursuant to which such officer was elected. The executive officers of the Company as of April 30, 2014 are as follows:

Name	Age	Position(s) Held During Past Five Years
Kent B. Guichard	58

Company Chairman, President and Chief Executive Officer from August 2009 to present; Company President and Chief Executive Officer from August 2007 to August 2009; Company Director from November 1997 to present.

M. Scott Culbreth	43

Company Senior Vice President and Chief Financial Officer from February 2014 to present; Chief Financial Officer of Piedmont Hardware Brands from September 2013 to February 2014; Vice President, Finance – Various Segments from 2011 to 2013 and Vice President – Hardware from 2009 to 2011 for Newell Rubbermaid.

S. Cary Dunston	49

Company Executive Vice President and Chief Operating Officer from August 2013 to present; Company Executive Vice President, Operations from September 2012 to August 2013; Company Senior Vice President, Manufacturing and Supply Chain Services from October 2006 to September 2012.

Bradley S. Boyer	55

Company Senior Vice President, Sales and Marketing Remodel from September 2010 to present; Company Vice President, Remodeling Sales and Marketing from July 2008 to September 2010; Company Vice President, Home Center Sales and Marketing from January 2005 to July 2008.

R. Perry Campbell	49

Company Senior Vice President and General Manager, New Construction from August 2013 to present; Company Vice President and General Manager, New Construction from May 2011 to August 2013; Company Vice President of Quality from February 2006 to April 2011.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

American Woodmark Corporation common stock is listed on The NASDAQ Global Select Market under the “AMWD” symbol. Common stock per share market prices and cash dividends declared during the last two fiscal years were as follows:

	MARKET PRICE		DIVIDENDS
(in dollars)	High	Low	DECLARED

FISCAL 2014
First quarter	$39.49	$31.69	$0.00
Second quarter	37.74	31.26	0.00
Third quarter	39.97	32.43	0.00
Fourth quarter	36.51	29.86	0.00

FISCAL 2013
First quarter	$18.95	$15.46	$0.00
Second quarter	23.30	16.45	0.00
Third quarter	29.28	21.66	0.00
Fourth quarter	36.68	27.63	0.00

As of May 19, 2014, there were approximately 7,300 shareholders of record of the Company's common stock. Included are approximately 86% of the Company's employees, who are shareholders through the American Woodmark Stock Ownership Plan. The Company paid dividends on its common stock during the first quarter of 2012 and then its quarterly dividend was suspended.  The determination as to the payment and the amount of any future dividends will be made by the Board of Directors from time to time and will depend on the Company’s then-current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors.

The following table details share repurchases by the Company during the fourth quarter of fiscal 2014:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (000)
	(1)	Per Share	Programs	(1)
February 1 - 28, 2014	0	$ -	0	$ 10,000
March 1 - 31, 2014	0	$ -	0	$ 10,000
April 1 - 30, 2014	100,000	$ 31.41	100,000	$ 6,859
Quarter ended April 30, 2014	100,000	$ 31.41	100,000	$ 6,859

(1)

On November 26, 2013, the Company announced that the Board of Directors of the Company had authorized the repurchase of up to $10 million of the Company’s common shares. Repurchases may be made from time to time through December 31, 2014 in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company’s cash requirements for other purposes, compliance with the covenants under the Company’s revolving credit facility, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management expects to fund share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. In the fourth quarter of fiscal 2014, the Company repurchased 100,000 shares.  At April  30, 2014, $6.9 million remained authorized by the Company’s Board of Directors to repurchase the Company’s common shares.

Item 6.  SELECTED FINANCIAL DATA

	FISCAL YEARS ENDED APRIL 30
(in millions except per share data)	2014[1]	2013[1]	2012[1,2]	2011[2]	2010[2]

FINANCIAL STATEMENT DATA
Net sales	$ 726.5	$ 630.4	$ 515.8	$ 452.6	$ 406.5
Operating income (loss)	34.1	17.2	(33.4)	(31.1)	(37.3)
Net income (loss)	20.5	9.8	(20.8)	(20.0)	(22.3)
Earnings (loss) per share:
Basic	1.34	0.67	(1.45)	(1.40)	(1.58)
Diluted	1.31	0.66	(1.45)	(1.40)	(1.58)
Depreciation and amortization expense	14.5	14.4	23.4	26.7	30.9
Total assets	330.1	294.0	265.1	268.4	282.4
Long-term debt, less current maturities	20.5	23.6	23.8	24.7	25.6
Total shareholders' equity	190.5	146.2	130.0	154.0	175.3
Cash dividends declared per share	0.00	0.00	0.09	0.36	0.36
Average shares outstanding
Basic	15.3	14.6	14.3	14.3	14.1
Diluted	15.7	14.8	14.3	14.3	14.1

PERCENT OF SALES
Gross profit	17.1%	16.3%	12.9%	11.7%	12.0%
Selling, general and administrative expenses	12.5	13.5	16.2	18.5	20.5
Income (loss) before income taxes	4.5	2.7	(6.4)	(6.6)	(9.1)
Net income (loss)	2.7	1.5	(4.0)	(4.4)	(5.5)

RATIO ANALYSIS
Current ratio	2.9	2.6	2.2	2.4	2.5
Inventory turnover[3]	19.8	20.4	19.2	16.1	12.3
Collection period - days[4]	32.8	31.4	30.0	30.1	32.9
Percentage of capital (long-term debt plus equity):
Long-term debt, less current maturities	9.7%	13.9%	15.5%	13.8%	12.7%
Equity	90.3	86.1	84.5	86.2	87.3
Return on equity (average %)	12.2	7.1	(14.6)	(12.2)	(11.8)

[1]

The Company announced plans to realign its manufacturing network during fiscal 2012.  The impact of these initiatives in fiscal 2012 increased operating loss, net loss and loss per share by $15,917,000, $9,710,000 and $0.68, respectively.  During fiscal 2013, the charges related to these initiatives decreased operating income, net income and earnings per share by $1,433,000, $874,000 and $.06, respectively.  During fiscal 2014, the credits related to these initiatives increased operating income, net income and earnings per share by $234,000, $142,000 and $0.01.

[2]

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

[3]	Based on the average of beginning and ending inventory.

[4]	Based on the ratio of average monthly customer receivables to average sales per day.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain income and expense items as a percentage of net sales:

	PERCENTAGE OF NET SALES
	Fiscal Years Ended April 30
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales and distribution	82.9	83.7	87.1
Gross profit	17.1	16.3	12.9
Selling and marketing expenses	8.2	9.1	11.3
General and administrative expenses	4.3	4.4	4.9
Restructuring charges	0.0	0.2	3.2
Insurance recovery	0.0	(0.1)	0.0
Operating income (loss)	4.6	2.7	(6.5)
Interest expense/other (income) expense	0.1	0.1	(0.1)
Income (loss) before income taxes	4.5	2.7	(6.4)
Income tax expense (benefit)	1.8	1.1	(2.4)
Net income (loss)	2.7	1.5	(4.0)

The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and the related notes contained elsewhere in this report.

Forward-Looking Statements

This annual report contains statements concerning the Company’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “would,” “plan,” “may,” or other similar words. Forward-looking statements contained in this annual report, including elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements.  In addition, the Company participates in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings or deterioration in financial condition.  Factors that could cause actual results to differ materially from those in forward-looking statements made in this report include but are not limited to:

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

Additional information concerning the factors that could cause actual results to differ materially from those in forward-looking statements is contained in this annual report, including elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A. “Risk Factors,” and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”  While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a material adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes speaks only as of the date of this annual report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers, major builders and home manufacturers and through a network of independent dealers and distributors. At April 30, 2014, the Company operated 9 manufacturing facilities and 9 service centers across the country.

During the Company’s fiscal year that ended on April 30, 2014 (fiscal 2014), the Company continued to experience improving housing market conditions during the first half of fiscal 2014 and generally flat market conditions during the second half of fiscal 2014 as the recovery from the housing market downturn that began in 2007 stalled.

A number of positive factors evidenced the improving housing market, including:

•	The unemployment rate improved by 16% compared to April 2013, but was still elevated versus historical norms at 6.3% as of April 2014 according to data provided by the U.S. Department of Labor;

•

A 7% improvement in Gross Private Residential Fixed Investment reported by the U.S. Department of Commerce during the most recent four quarters through the first quarter of calendar 2014, as compared with the same period one year ago;

•

Increases in total housing starts and single family housing starts during the Company’s fiscal 2014 of 11% and 7%, respectively, as compared to the Company’s fiscal 2013, according to the U.S. Department of Commerce;

•	The median price of existing homes sold in the U.S. rose by 5% during the Company’s fiscal 2014, according to data provided by the National Association of Realtors;

•	Consumer sentiment, as reported by the University of Michigan, averaged 5% higher during the Company’s fiscal 2014 than in its prior fiscal year; and

•

Cabinet sales, as reported by members of the Kitchen Cabinet Manufacturers Association (KCMA), increased by 19% during fiscal 2014, suggesting an increase in both new construction and remodeling sales of cabinets.

Despite these positive factors, the Company is still faced with a stagnant remodeling market and the Company’s largest remodeling customers and competitors continued to utilize sales promotions in the Company’s product category during fiscal 2014 to boost sales.  The Company strives to maintain its promotional levels in line with market activity, with a goal of remaining competitive. The Company experienced promotional levels during fiscal 2014 that were slightly lower than those experienced in its prior fiscal year. The Company’s remodeling sales were relatively flat during fiscal 2014 in a remodeling market that appears to have improved slightly.

The Company increased its net sales by 15% during fiscal 2014.  The Company realized strong sales gains in its new construction channel during fiscal 2014, where sales increased by more than 30%, significantly outpacing the improvement in single-family housing starts. Management believes this result indicates the Company realized market share gains in the new construction sales channel during fiscal 2014.

During the third quarter of fiscal 2012, the Company announced several initiatives designed to reduce its cost base (the 2012 Restructuring), including the permanent closure of two manufacturing plants, the decision to sell a previously closed manufacturing facility, and the realignment of its retirement program, including the freezing of its pension plans.  All of these initiatives were completed either prior to or just after the beginning of the Company’s fiscal 2013, and restructuring charges related to these actions have been reflected in the Company’s results for fiscal years 2014 and 2013.

The Company recorded restructuring charges of $1.4 million (pre-tax) and $0.9 million (after-tax) during fiscal 2013 and $(0.2) million (pre-tax) and $(0.1) million (after-tax) during fiscal 2014 in connection with these initiatives.  Because the bulk of these restructuring efforts have been completed, the Company expects that its future out-of-pocket costs will be nominal. The Company sold a previously closed plant during fiscal 2013 and another previously closed plant during fiscal 2014 and continues to include in “Other Assets” an aggregate $1.0 million book value for the remaining plant held for sale that was included in the 2012 Restructuring.

Gross margin for fiscal 2014 was 17.1%, improved from 16.3% in fiscal 2013.  The increase in the Company’s gross margin rate was driven by the beneficial impact of increased sales volume, favorable sales mix and efficiencies in freight, labor and overhead, which more than offset the impact of rising materials costs.

The Company regularly considers the need for a valuation allowance against its deferred tax assets.  The Company had a history of profitable operations for 16 consecutive years, from 1994 to 2009, followed by losses that coincided with the industry downturn from 2010 to 2012.  As of April 30, 2014, the Company had total deferred tax assets of $29.9 million, down from $39.2 million at April 30, 2013.  Growth in the Company’s deferred tax assets in recent fiscal years prior to fiscal 2013 resulted primarily from growth in its defined benefit pension liabilities and the impact of its recent losses prior to fiscal 2013.  The Company earned sufficient net income during fiscal 2013 to fully utilize its Federal net operating loss carryforward. To fully realize its remaining net deferred tax assets, the Company will need to, among other things, substantially reduce its unfunded pension obligation of $41.5 million at April 30, 2014.  The Company took definitive actions when it froze its pension plans as part of the 2012 Restructuring to enhance the probability that this objective is achieved in the future.

The Company resumed the funding of its pension plans during fiscal year 2012, and expects to continue funding these plans for the foreseeable future, which will reduce both its unfunded pension plan obligation and its deferred tax asset. These actions, coupled with the recent improvement in the U.S. housing market and the Company’s continued ability to grow its sales at a faster rate than its competitors, have enabled the Company to generate net income and reduce its deferred tax assets and unfunded pension obligation during fiscal 2013 and 2014.  The Company believes that the positive evidence of the housing industry improvement, coupled with the benefits from the Company’s successful restructuring and continued market share gains have already driven a return to profitability that is expected to continue, and that the combined impact of these positive factors outweighs the negative factor of the Company’s previous losses.  Accordingly, Management has concluded it is more likely than not that the Company will realize its deferred tax assets.

The Company also regularly assesses its long-lived assets to determine if any impairment has occurred.  The Company has concluded that none of the long-lived assets pertaining to its 9 manufacturing plants or any of its other long-lived assets were impaired as of April 30, 2014.

Results of Operations

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2014	2013	2012	2014 vs. 2013 PERCENT CHANGE	2013 vs. 2012 PERCENT CHANGE

Net sales	$ 726,515	$ 630,437	$ 515,814	15%	22%
Gross profit	124,177	102,656	66,475	21	54
Selling and marketing expenses	59,536	57,402	58,271	4	(1)
General and administrative expenses	30,881	27,575	25,329	12	9
Interest expense	728	643	527	13	22

Net Sales

Net sales were $726.5 million in fiscal 2014, an increase of $96.1 million, or 15%, compared with fiscal 2013.  Overall unit volume for fiscal 2014 was 10% higher than in fiscal 2013, which was driven primarily by the

Company’s increased new construction volume. Average revenue per unit increased 5% in fiscal 2014, driven by improvements in the Company’s sales mix and pricing.

Net sales for fiscal 2013 increased 22% to $630.4 million from $515.8 million in fiscal 2012.  Overall unit volume for fiscal 2013 was 17% higher than in fiscal 2012, which management believes was driven primarily by the Company’s increased market share.  Average revenue per unit increased 4% during fiscal 2013, driven primarily by improvements in product mix.

Gross Profit

Gross profit as a percentage of sales increased to 17.1% in fiscal 2014 as compared with 16.3% in fiscal 2013. The improvement in gross profit margin was due primarily to the beneficial impact of higher sales volume and improved labor efficiency.  This favorability was partially offset by an increase in material costs.   Specific changes and additional information included:

•	Labor costs improved by 2.4% as a percentage of net sales compared with the prior fiscal year, as increased sales volume resulted in more efficient labor costs than in the prior fiscal year;

•	Freight costs improved by 0.4% as a percentage of net sales compared with the prior fiscal year, due to mix and higher volume across our delivery network;

•

Materials costs increased as a percentage of net sales by 1.0% during fiscal 2014 as compared with fiscal 2013, driven primarily by inflationary pressures in hardwood lumber, plywood, particleboard and liner board; and

•

Overhead and installation costs increased by 1.0% as a percentage of net sales as compared with fiscal 2013 due to increased spending for infrastructure to support higher levels of anticipated sales and installation activity.  This increase was partially offset by the increased sales volume as increased utilization resulted in leverage on our semi-fixed and fixed costs.

During fiscal 2013, the Company’s gross profit increased as a percentage of net sales to 16.3% from 12.9% in fiscal 2012.  The improvement in gross profit margin was due primarily to the beneficial impact of higher sales volume and labor and overhead cost savings associated with the Company’s two plant closures in April and May of 2012.  This favorability was partially offset by an increase in material costs.   Specific changes and additional information included:

•

Labor and overhead costs improved by 3.6% as a percentage of net sales during fiscal 2013 compared with the prior fiscal year, as the combination of the increased sales volume and the plant closures caused both a decrease in overhead costs and improved absorption of fixed overhead costs, while labor costs became increasingly more efficient throughout fiscal 2013 as productivity gains were realized following the plant closures;

•

Materials and freight costs increased as a percentage of net sales by 1.6% during fiscal 2013 as compared with fiscal 2012, driven primarily by inflationary pressures in finishing materials, lumber, cartons, plywood, particleboard and paint, as well as from increased levels of outsourcing following the plant closures; and

•

Sales promotion costs improved by 1.4% of net sales during fiscal 2013 compared with the prior year, as a result of both an increased proportion of new construction sales to the Company’s total sales and reduced promotional activity.

Selling and Marketing Expenses

Selling and marketing expenses in fiscal 2014 were 8.2% of net sales, compared with 9.1% of net sales in fiscal 2013.  Selling and marketing costs increased by 4% despite a 15% increase in net sales.  The improvement in sales and marketing costs in relation to net sales was due to reduced spending on product launch costs, which were offset in part by increased sales compensation and staffing costs related to the Company’s increased sales levels.

Selling and marketing expenses were 9.1% of net sales in fiscal 2013 compared with 11.3% in fiscal 2012. The improvement in sales and marketing costs in relation to net sales was due to reduced spending on product launch costs and cost reductions related to the Company’s retirement plan changes, which were offset in part by increased sales compensation and staffing costs related to the Company’s increased sales levels.

General and Administrative Expenses

General and administrative expenses increased by $3.3 million or 12% during fiscal 2014. The increase in cost was related to increased pay-for-performance compensation and one-time personnel related costs.  However, general and administrative costs declined to 4.3% of net sales in fiscal 2014 compared with 4.4% of net sales in fiscal 2013.

General and administrative expenses in fiscal 2013 increased by $2.2 million, or 9%, compared with fiscal 2012 and represented 4.4% of net sales, compared with 4.9% of net sales for fiscal 2012. The increase in cost was related to increased pay-for-performance compensation.

Effective Income Tax Rates

The Company generated pre-tax income of $33.7 million during fiscal 2014.  The Company’s effective tax rate decreased from 41.7% in fiscal 2013 to 39.2% in fiscal 2014.  The lower effective tax rate was the result of the Company operating at a higher net income than the prior year period and more favorable permanent tax differences.

Outlook for Fiscal 2015

The Company tracks several metrics, including but not limited to housing starts, existing home sales, mortgage interest rates, new jobs growth, GDP growth and consumer confidence, which it believes are leading indicators of overall demand for kitchen and bath cabinetry. The Company believes that housing prices will continue to improve, driven by employment growth and a resumption of growth in new household formation. However, the Company expects that while the cabinet remodeling market will show modest improvement during fiscal 2015 it will continue to be below historical averages.

The Company expects that industry-wide cabinet remodeling sales will continue to be challenged until economic trends remain consistently favorable.  Growth is expected at roughly a mid-single digit rate during the Company’s fiscal 2015. The Company expects that its home center market share will be relatively stable in fiscal 2015 and it will continue to gain market share in its growing dealer business. This combination is expected to result in remodeling sales growth that reflects the market.

The Company believes, based on available information, that new construction starts will grow double digit during its fiscal 2015 with stronger growth projected in the second half of the year. The Company’s new construction sales growth outperformed the new construction market during fiscal 2014, and expects that it will again outperform the new construction market during fiscal 2015 but by a lesser rate than fiscal 2014, as its comparable prior year sales levels become more challenging.

Inclusive of the potential for modest sales mix and pricing improvements, the Company expects that it will grow its total sales at a mid-teen rate in fiscal 2015. The Company experienced material inflation throughout fiscal 2014 as well as negative impacts in the third and fourth quarter from our decision to retain crewing and infrastructure to support our new construction business.  Although material inflation will continue in fiscal 2015, the Company expects that its gross margin rate and net income for fiscal 2015 will improve compared with its fiscal 2014 performance.

The Company had gross outlays for capital expenditures and customer display units of $11.4 million during fiscal 2014, and plans to increase its base spending level during fiscal 2015. However, the Company is undertaking a multi-year review of its manufacturing capacity and capital expenditure plans which could cause its capital expenditures to exceed this base level.

Additional risks and uncertainties that could affect the Company’s results of operations and financial condition are discussed elsewhere in this annual report, including under “Forward-Looking Statements,” and elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as under Item 1A. “Risk Factors” and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $135.7 million at April 30, 2014, which represented an increase of $38.7 million from April 30, 2013.  Total debt was $21.6 million at April 30, 2014, $3.1 million lower than the prior fiscal year and long-term debt, excluding current maturities, to capital was 9.7% at April 30, 2014, down from 13.9% at April 30, 2013.

The Company’s main source of liquidity is its cash and cash equivalents on hand and cash generated from its operating activities.  The Company also has a $35 million secured revolving credit facility with Wells Fargo Bank, N.A., which expires on December 31, 2015.  This facility had an available borrowing base of $25 million at April 30, 2014.

OPERATING ACTIVITIES

Cash provided by operating activities in fiscal 2014 was $40.5 million, compared with $24.5 million in fiscal 2013. The $16.0 million improvement was primarily attributable to the Company’s $10.7 million improvement in net income and a $3.5 million decrease in cash used for the Company’s working capital investment in inventory and customer receivables.

Cash provided by operating activities in fiscal 2013 was $24.5 million, compared with $16.1 million in fiscal 2012.  The $8.4 million improvement was primarily attributable to the Company’s $22.9 million improvement in net income and reduction in asset impairments related to the 2012 Restructuring. This improvement was offset in part by a $13.6 million net working capital  investment in the Company’s operating assets and liabilities to fund growth and increased contributions to its pension plans of $2.0 million.

INVESTING ACTIVITIES

The Company’s investing activities primarily consist of capital expenditures and investments in promotional displays. Net cash used by investing activities in fiscal 2014 was $9.6 million, compared with $6.1 million in fiscal 2013 and $9.9 million in fiscal 2012. Investments in property, plant and equipment for fiscal 2014 were $7.9 million, compared with $8.9 million in fiscal 2013 and $6.7 million in fiscal 2012. Investments in promotional displays were $3.5 million in fiscal 2014, compared with $4.8 million in fiscal 2013 and $3.3 million in fiscal 2012. The levels of investment in property, plant and equipment and promotional displays decreased during fiscal 2014 primarily due to a decrease in the enhancements made to machinery and equipment during the fiscal year and a decrease in the number of display units deployed with customers in fiscal 2014.

During fiscal 2014, the Company’s increased net cash used for investing activities was driven by a $5.7 million decrease in proceeds from the sale of assets from closed plants and insurance proceeds compared to the prior year, offset by the aggregate $2.2 million decrease in outflows for capital expenditures and promotional displays.

The Company generated positive free cash flow (defined as cash provided by operating activities less cash used for investing activities) of $30.9 million during fiscal 2014, compared with $18.4 million in fiscal 2013 and $6.1 million in fiscal 2012. The increase in fiscal 2014 was driven by the net improvements in cash provided by operating activities, which more than offset the increased net outflows used for investing activities. The increase in fiscal 2013 was driven by the net improvements in both cash provided by operating activities and decreased net outflows used for investing activities.

FINANCING ACTIVITIES

The Company realized a net inflow of $7.8 million from financing activities in fiscal 2014, compared with $11.9 million in fiscal 2013, and $5.1 million in fiscal 2012.  Reductions in the amount of restricted cash previously required under the Company’s credit facility drove inflows of approximately $7 million in both fiscal 2013 and 2012. Additional proceeds of $15.3 million and $5.9 million, respectively, were generated during fiscal 2014 and 2013 from the exercise of stock options. During fiscal 2014 $4.5 million was used to repay long-term debt, compared with approximately $1 million in both fiscal 2013 and 2012, while fiscal 2012 was further impacted by dividend payments to shareholders of $1.3 million.    The Company elected to suspend its quarterly dividend during fiscal 2012.

The Company ended fiscal 2014 with a record level of nearly $136 million in cash and cash equivalents. Under a stock repurchase authorization approved by its Board of Directors on November 21, 2013, the Company is authorized to purchase up to $10 million of the Company’s common shares.  Repurchases may be made from time to time through December 31, 2014 at prices and on terms the Company deems appropriate.  At April 30, 2014, approximately $6.9 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock.  The Company purchased a total of 100,000 shares of its common stock, for $3.1 million, during fiscal 2014. The Company continues to evaluate its cash on hand and prospects for future cash generation, and compare these against its plans for future capital expenditures. Although the evaluation of its future capital expenditures is ongoing, the Company expects that it will make repurchases of its common stock from time to time during fiscal 2015 subject to the Company’s financial condition, capital requirements, results of operations and any other factors then deemed relevant.

The Company can borrow up to $35 million under the Wells Fargo credit facility, subject to a maximum borrowing base equal to 75% of eligible accounts receivable, 50% of eligible pre bill reserves and up to $20 million for equipment value (each as defined in the agreement) less any outstanding loan balance.  At April 30, 2014, $10 million of loans and $5.3 million of letters of credit were outstanding under the Wells Fargo facility, and the Company had additional borrowing base availability of $25.0 million.

The Company’s outstanding indebtedness and other obligations to Wells Fargo are secured by substantially all of the Company’s assets.  Any outstanding loan balance bears interest at the London Interbank Offered Rate (LIBOR) (0.25% at April 30, 2014) plus 2.37%.  Under the terms of the revolving credit facility, the Company must: (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.25 to 1.0 measured on a rolling four-quarter basis; and (3) comply with other customary affirmative and negative covenants.

The Company was in compliance with all covenants specified in the amended credit facility as of April 30, 2014, including as follows: (1) the Company’s ratio of total liabilities to tangible net worth at April 30, 2014 was 0.73 to 1.0; and (2) cash flow to fixed charges for its most recent four quarters was 3.43 to 1.0.

The revolving credit facility does not limit the Company’s ability to pay dividends or repurchase its common stock as long as the Company is in compliance with these covenants.

Cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations and fund capital expenditures for fiscal 2015.

The timing of the Company’s contractual obligations as of April 30, 2014 is summarized in the table below:

	FISCAL YEARS ENDED APRIL 30
(in thousands)	Total Amounts	2015	2016-2017	2018-2019	2020 and Thereafter

Revolving credit facility	$ 10,000	$ 0	$ 10,000	$ 0	$ 0
Economic development loans	3,480	0	0	2,190	1,290
Capital lease obligations	8,119	1,146	2,301	1,374	3,298
Interest on long-term debt[1]	1,861	603	700	353	205
Operating lease obligations	8,857	3,257	4,367	979	254
Pension contributions[2]	30,719	4,269	11,670	10,990	3,790

Total	$ 63,036	$ 9,275	$ 29,038	$ 15,886	$ 8,837

1 Interest commitments under interest bearing debt consist of interest under the Company’s primary loan agreement and capitalized lease agreements. Amounts outstanding under the Company’s revolving credit facility, $10 million at April 30, 2014, bear a variable interest rate determined by the London Interbank Offered Rate (LIBOR) plus 2.37%. Interest under the Company’s capitalized lease agreements is fixed at rates between 2% and 6.5%.  Interest commitments under interest bearing debt for the Company’s revolving credit facility are at LIBOR plus the spread as of April 30, 2014, throughout the remaining term of the facility.

2 The estimated cost of the Company’s two defined benefit pension plans is determined annually based upon the discount rate and other assumptions at fiscal year end. Future pension funding contributions beyond fiscal 2020 have not been determined at this time.

SEASONALITY

The Company’s business has historically been subjected to seasonal influences, with higher sales typically realized in the second and fourth fiscal quarters.

For additional discussion of risks that could affect the Company and its business, see “Forward-Looking Statements” above, as well as Item 1A. “Risk Factors” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2014 and 2013, the Company had no off-balance sheet arrangements.

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

Effective April 30, 2012, the Company froze all future benefit accruals under the Company’s hourly and salaried defined benefit pension plans.

The estimated expense, benefits and pension obligations of these plans are determined using various assumptions. The most significant assumptions are the long-term expected rate of return on plan assets and the discount rate used to determine the present value of the pension obligations. In fiscal 2014 and 2013, the Company determined the discount rate by referencing the Aon Hewitt AA Bond Universe Yield Curve. The Company believes that using a yield curve approach accurately reflects changes in the present value of liabilities over time since each cash flow is discounted at the rate at which it could effectively be settled. The long-term expected rate of return on plan assets reflects the current mix of the plan assets invested in equities and bonds.

The following is a summary of the potential impact of a hypothetical 1% change in actuarial assumptions for the discount rate, expected return on plan assets and consumer price index:

(in millions)	IMPACT OF 1% INCREASE	IMPACT OF 1% DECREASE
(decrease) increase

Effect on annual pension expense	$(1.1)	$1.1

Effect on projected pension benefit obligation	$(19.4)	$24.4

Pension expense for fiscal 2014 and the assumptions used in that calculation are presented in Note H of the Consolidated Financial Statements.  At April 30, 2014, the discount rate was 4.56% compared with 4.21% at April 30, 2013. The expected return on plan assets was 7.5% at both April 30, 2014, and April 30, 2013. The rate of compensation increase is not applicable for periods beyond April 30, 2012 because the Company froze its pension plans as of that date.

The projected performance of the Company’s pension plans is largely dependent on the assumptions used to measure the obligations of the plans and to estimate future performance of the plans’ invested assets. Over the past two measurement periods, the most material deviations between results based on assumptions and the actual plan performance have resulted from changes to the discount rate used to measure the plans’ benefit obligations and the actual return on plan assets.  Accounting guidelines require the discount rate to be set to a current market rate at each annual measurement date. From the fiscal 2012 to fiscal 2013 measurement dates, the discount rate decreased from 4.66% at April 30, 2012 to 4.21% at April 30, 2013, which caused an actuarial loss of $10.8 million.  From the fiscal 2013 to fiscal 2014 measurement dates, the discount rate increased from 4.21% to 4.56% which caused an actuarial gain of $7.6 million.

The Company strives to balance expected long-term returns and short-term volatility of pension plan assets. Favorable and unfavorable differences between the assumed and actual returns on plan assets are generally amortized over a period no longer than the average life expectancy of the plans’ active participants. The actual rates of return on plan assets realized, net of investment manager fees, were 9.4%, 10.2% and 3.1% for fiscal 2014, 2013 and 2012, respectively.

The fair value of plan assets at April 30, 2014 was $102.6 million compared with $95.7 million at April 30, 2013. The Company’s projected benefit obligation exceeded plan assets by $41.5 million in fiscal 2014 and by $53.7 million in fiscal 2013. The $12.2 million decrease in the Company’s net under-funded position during fiscal 2014 was primarily driven by the Company’s $7.6 million actuarial gains, greater than expected return on plan assets and Company contributions.  The Company expects its pension expense to decrease from $0.2 million in fiscal 2014 to $(0.3) million in fiscal 2015, due primarily to the increase in assets due to investment returns and Company contributions.  The Company expects to contribute $4.3 million to its pension plans in fiscal 2015, which represents required funding.  The Company made contributions of $2.3 million to its pension plans in fiscal 2014.

Valuation of Deferred Tax Assets.  The Company regularly considers the need for a valuation allowance against its deferred tax assets.  Based upon the Company’s analysis at April 30, 2014 and 2013, the Company determined in each case that a valuation allowance was not required.  The Company considered all available evidence, both positive and negative, in determining the need for a valuation allowance.  Based upon this analysis, management determined that it is more likely than not that the Company’s deferred tax assets will be realized through expected future income and the reversal of taxable temporary differences.  The Company will continue to update this analysis on a periodic basis and changes in expectations about future income or the timing of the reversal of taxable temporary differences could cause the Company to record a valuation allowance in a future period.

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

On April 30, 2014, the Company had no material exposure to changes in interest rates for its debt agreements.

The Company does not currently use commodity or interest rate derivatives or similar financial instruments to manage its commodity price or interest rate risks.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	APRIL 30
(in thousands, except share and per share data)	2014	2013

ASSETS
Current Assets
Cash and cash equivalents	$135,700	$96,971
Customer receivables, net	46,475	39,044
Inventories	31,523	29,338
Prepaid expenses and other	3,862	3,084
Deferred income taxes	7,856	9,481
Total Current Assets	225,416	177,918

Property, plant and equipment, net	74,049	74,064
Promotional displays, net	5,571	5,811
Deferred income taxes	19,194	29,262
Other assets	5,834	6,938
TOTAL ASSETS	$330,064	$293,993

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$29,175	$23,306
Current maturities of long-term debt	1,146	1,155
Accrued compensation and related expenses	28,156	26,213
Accrued marketing expenses	8,089	10,159
Other accrued expenses	9,853	8,275
Total Current Liabilities	76,419	69,108

Long-term debt, less current maturities	20,453	23,594
Defined benefit pension liabilities	41,543	53,696
Other long-term liabilities	1,104	1,400

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at April 30, 2014: 15,476,298, at April 30, 2013: 14,822,580	127,371	107,165
Retained earnings	89,154	71,180
Accumulated other comprehensive loss -
Defined benefit pension plans	(25,980)	(32,150)
Total Shareholders' Equity	190,545	146,195
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$330,064	$293,993

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FISCAL YEARS ENDED APRIL 30
(in thousands, except per share data)	2014	2013	2012

Net sales	$726,515	$630,437	$515,814
Cost of sales and distribution	602,338	527,781	449,339
Gross Profit	124,177	102,656	66,475

Selling and marketing expenses	59,536	57,402	58,271
General and administrative expenses	30,881	27,575	25,329
Restructuring charges, net	(234)	1,433	16,321
Insurance proceeds	(94)	(975)	0
Operating Income (Loss)	34,088	17,221	(33,446)

Interest expense	728	643	527
Other income	(310)	(162)	(685)
Income (Loss) Before Income Taxes	33,670	16,740	(33,288)

Income tax expense (benefit)	13,209	6,982	(12,502)

Net Income (Loss)	$20,461	$9,758	$(20,786)

SHARE INFORMATION
Earnings (loss) per share
Basic	$1.34	$0.67	$(1.45)
Diluted	1.31	0.66	(1.45)

Cash dividends per share	0.00	0.00	0.09

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2014	2013	2012

Net income (loss)	$20,461	$9,758	$(20,786)

Other comprehensive income (loss) net of tax:
Change in pension benefits, net of deferred taxes
of $3,944, $2,905 and $3,624, respectively	6,170	(4,543)	(5,669)

Total Comprehensive Income (Loss)	$26,631	$5,215	$(26,455)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	LOSS	EQUITY
Balance, May 1, 2011	14,295,540	$ 92,408	$ 83,495	($21,938)	$ 153,965

Net loss			(20,786)		(20,786)
Other comprehensive loss,
net of tax				(5,669)	(5,669)
Stock-based compensation		3,413			3,413
Adjustments to excess tax
benefit from stock-based
compensation		(859)			(859)
Cash dividends			(1,287)		(1,287)
Exercise of stock-based
compensation awards	19,410	12			12
Employee benefit plan
contributions	80,323	1,231			1,231
Balance, April 30, 2012	14,395,273	$ 96,205	$ 61,422	($27,607)	$ 130,020

Net income			9,758		9,758
Other comprehensive loss,
net of tax				(4,543)	(4,543)
Stock-based compensation		3,509			3,509
Adjustments to excess tax
benefit from stock-based
compensation		(650)			(650)
Exercise of stock-based
compensation awards	328,490	5,768			5,768
Employee benefit plan
contributions	98,817	2,333			2,333
Balance, April 30, 2013	14,822,580	$ 107,165	$ 71,180	($32,150)	$ 146,195

Net income			20,461		20,461
Other comprehensive income,
net of tax				6,170	6,170
Stock-based compensation		3,295			3,295
Adjustments to excess tax
benefit from stock-based
compensation		600			600
Exercise of stock-based
compensation awards	643,558	13,122			13,122
Stock repurchases	(100,000)	(654)	(2,487)		(3,141)
Employee benefit plan
contributions	110,160	3,843			3,843
Balance, April 30, 2014	15,476,298	$ 127,371	$ 89,154	($25,980)	$ 190,545

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2014	2013	2012

OPERATING ACTIVITIES
Net income (loss)	$20,461	$9,758	$(20,786)
Adjustments to reconcile net income (loss) to net cash and
cash equivalents provided by operating activities:
Depreciation and amortization	14,545	14,431	23,387
Net loss on disposal of property, plant and equipment	123	231	180
Impairment loss related to restructuring activities	0	270	7,913
(Gain) loss on sales of assets held for sale	(323)	(481)	111
Gain on insurance recoveries	(94)	(975)	0
Stock-based compensation expense	3,295	3,509	3,413
Deferred income taxes	7,978	5,789	(12,290)
Pension contributions (in excess of) less than expense	(2,039)	(4,299)	4,528
Tax benefit from stock-based compensation	(854)	(18)	0
Other non-cash items	1,209	944	867
Changes in operating assets and liabilities:
Customer receivables	(7,546)	(6,825)	(1,533)
Inventories	(2,875)	(7,068)	115
Prepaid expenses and other assets	(1,236)	(1,669)	(320)
Accounts payable	5,869	3,814	923
Accrued compensation, marketing and other accrued expenses	2,022	7,116	9,545
Net Cash Provided by Operating Activities	40,535	24,527	16,053

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(7,903)	(8,860)	(6,679)
Proceeds from sales of property, plant and equipment	81	80	15
Proceeds from sales of assets held for sale	1,644	6,447	56
Proceeds from insurance recoveries	94	975	0
Investment in promotional displays	(3,499)	(4,759)	(3,310)
Net Cash Used by Investing Activities	(9,583)	(6,117)	(9,918)

FINANCING ACTIVITIES
Payments of long-term debt	(4,516)	(1,019)	(1,021)
Change in restricted cash	0	7,064	7,355
Tax benefit from stock-based compensation	854	18	0
Proceeds from issuance of common stock and other	15,330	5,878	18
Repurchase of common stock	(3,141)	0	0
Notes receivable, net	(750)	0	0
Payment of dividends	0	0	(1,287)
Net Cash Provided by Financing Activities	7,777	11,941	5,065

Net Increase in Cash and Cash Equivalents	38,729	30,351	11,200

Cash and Cash Equivalents, Beginning of Year	96,971	66,620	55,420

Cash and Cash Equivalents, End of Year	$135,700	$96,971	$66,620

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

Advertising Costs:  Advertising costs are expensed as incurred. Advertising expenses for fiscal years 2014, 2013 and 2012 were $30.4 million, $36.5 million and $37.4 million, respectively.

Cash and Cash Equivalents:  Cash in excess of operating requirements is invested in money market accounts which are carried at cost (which approximates fair value). The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents were $38.9 million at both April 30, 2014 and 2013.

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

Impairment of Long-Lived Assets:  The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal years 2014, 2013 and 2012, the Company concluded no impairment existed, except for impairments related to restructuring activities.

Promotional Displays:  The Company invests in promotional displays in retail stores to demonstrate product features, product and quality specifications and serve as a training tool for retail kitchen designers. The Company invests in these long-lived productive assets to provide the aforementioned benefits. The Company's investment in promotional displays is carried at cost less applicable amortization. Amortization is provided by the straight-line method on an individual display basis over periods of 30 to 36 months (the estimated period of benefit). Promotional display amortization expense for fiscal years 2014, 2013 and 2012 was $3.7 million, $4.0 million and $5.6 million, respectively, and is included in selling and marketing expenses.

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

Reclassifications:  Certain reclassifications have been made to prior period balances to conform to the current year presentation, including between components of property, plant and equipment.

Note B -- Customer Receivables

The components of customer receivables were:

	APRIL 30
(in thousands)	2014	2013
Gross customer receivables	$48,943	$41,397
Less:
Allowance for doubtful accounts	(102)	(148)
Allowance for returns and discounts	(2,366)	(2,205)

Net customer receivables	$46,475	$39,044

Note C -- Inventories

The components of inventories were:

	APRIL 30
(in thousands)	2014	2013
Raw materials	$13,756	$11,823
Work-in-process	19,179	17,170
Finished goods	13,439	11,318

Total FIFO inventories	46,374	40,311
Reserve to adjust inventories to LIFO value	(14,851)	(10,973)

Total LIFO inventories	$31,523	$29,338

There was no liquidation of LIFO based inventories in fiscal 2014 and 2013 to impact net income.  After tax losses were impacted by $125,000 in fiscal year 2012 as a result of liquidation of LIFO based inventories.

Note D -- Property, Plant and Equipment

The components of property, plant and equipment were:

	APRIL 30
(in thousands)	2014	2013
Land	$5,929	$5,929
Buildings and improvements	68,224	67,444
Buildings and improvements - capital leases	11,202	11,202
Machinery and equipment	155,162	152,154
Machinery and equipment - capital leases	28,111	26,966
Construction in progress	2,461	1,481
	271,089	265,176
Less accumulated amortization and depreciation	(197,040)	(191,112)

Total	$74,049	$74,064

Amortization and depreciation expense on property, plant and equipment amounted to $9.5 million, $9.2 million and $16.8 million in fiscal years 2014, 2013 and 2012, respectively.  Accumulated amortization on capital leases included in the above table amounted to $27.5 million and $26.6 million as of April 30, 2014 and 2013, respectively.

Note E -- Loans Payable and Long-Term Debt

Maturities of long-term debt are as follows:

	FISCAL YEARS ENDING APRIL 30
(in thousands)	2015	2016	2017	2018	2019	2020 AND THERE- AFTER	TOTAL OUTSTAND- ING

Revolving credit facility	$0	$10,000	$0	$0	$0	$0	$10,000

Economic development loans	0	0	0	0	2,190	1,290	3,480

Capital lease obligations	1,146	1,185	1,116	781	593	3,298	8,119

Total	$1,146	$11,185	$1,116	$781	$2,783	$4,588	$21,599

Less current maturities							$1,146

Total long-term debt							$20,453

The Company’s primary loan agreement is a $35 million secured revolving credit facility which expires on December 31, 2015 with Wells Fargo Bank, N.A. (Wells Fargo).  At April 30, 2014 and 2013, $10 million of loans were outstanding under this facility, and the Company had additional borrowing base availability of $25.0 million.  The Company incurs a fee for amounts not used under the revolving credit facility.  Fees paid by the Company related to non-usage of its current and former credit facilities have been included in interest expense and were $62,730, $61,000 and $54,158 for fiscal years 2014, 2013 and 2012, respectively.

The Company’s outstanding indebtedness and other obligations to Wells Fargo are secured by substantially all of the

Company’s assets.  The Company can borrow under the revolving credit facility up to the lesser of $35 million or the maximum borrowing base (which equals 75% of eligible accounts receivable, 50% of eligible pre bill reserves and up to $20 million for equipment value, each as defined in the agreement) less any outstanding loan balance.  Any outstanding loan balance bears interest at the London Interbank Offered Rate (LIBOR) (0.25% at April 30, 2014) plus 2.37%. Under the terms of the revolving credit facility, the Company must: (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.25 to 1.0 measured on a rolling four-quarter basis; and (3) comply with other customary affirmative and negative covenants.

The Company was in compliance with all covenants specified in the amended revolving credit facility as of April 30, 2014,  including as follows: (1) the Company’s ratio of total liabilities to tangible net worth at April 30, 2014 was 0.73 to 1.0; and (2) cash flow to fixed charges for its most recent four quarters was 3.43 to 1.0.

The revolving credit facility does not limit the Company’s ability to pay dividends or repurchase its common stock as long as the Company is in compliance with these covenants.

In 2009, the Company entered into a loan agreement with the Board of County Commissioners of Garrett County as part of the Company’s capital investment in land located in Garrett County, Maryland.  This loan agreement is secured by a Deed of Trust on the property and bears interest at a fixed rate of 3%.  The agreement defers principal and interest during the term of the obligation and forgives any outstanding balance at December 31, 2019, if the Company complies with certain employment levels.  The outstanding balance as of April 30, 2014 and 2013 was $1,290,000.

In 2005, the Company entered into two separate loan agreements with the Maryland Economic Development Corporation and the County Commissioners of Allegany County as part of the Company’s capital investment and operations at the Allegany County, Maryland site.  These loan agreements were amended in 2013 and 2008.  The aggregate balance of these loan agreements was $2,190,000 as of April 30, 2014 and 2013.  The loan agreements expire at December 31, 2018 and bear interest at a fixed rate of 3% per annum.  These loan agreements are secured by mortgages on the manufacturing facility constructed in Allegany County, Maryland.  These loan agreements defer principal and interest during the term of the obligation and forgive any outstanding balance at December 31, 2018, if the Company complies with certain employment levels at the facility.

In 2002, the Company entered into a loan agreement with the Perry, Harlan, Leslie, Breathitt Regional Industrial Authority (a.k.a. Coalfields Regional Industrial Authority, Inc.) as part of the Company’s capital investment and operations at the Hazard, Kentucky site. This debt facility was a $6 million term loan, which was scheduled to expire November 13, 2017,  and bore interest at a fixed rate of 2% per annum. It was secured by a mortgage on the manufacturing facility constructed in Hazard, Kentucky. The loan required annual debt service payments consisting of principal and interest with a fixed balloon payment of $1.6 million at loan expiration. This loan was paid off during the fourth quarter of fiscal 2014.  The outstanding amount owed as of April 30, 2013 was  $3,530,000.

From 2012 through 2014, the Company entered into a total of ten capitalized lease agreements in the aggregate amount of $1,526,000 with First American Financial Bancorp related to financing computer equipment.  Each lease has a term of 48 months and an interest rate of 6.5%.  The leases require quarterly rental payments.  The aggregate outstanding amount under all of these leases as of April 30, 2014 and 2013 was $1,163,000 and $545,000, respectively.

In 2014 and 2013, the Company entered into a total of nine capitalized lease agreements in the aggregate amount of $1,034,000 with e-Plus Group related to financing computer equipment.  Each lease has a term of 51 months and an interest rate of 6.5%.  The leases require monthly rental payments.  The aggregate outstanding amount under all of these leases as of April 30, 2014 and 2013 was $825,000 and $529,000, respectively.

In 2004, the Company entered into a lease agreement with the West Virginia Economic Development Authority as part of the Company’s capital investment and operations at the South Branch plant located in Hardy County, West Virginia. This capital lease agreement is a $10 million term obligation, which expires June 30, 2024, bearing interest at a fixed rate of 2% per annum. The lease requires monthly rental payments.  The outstanding amounts owed as of April 30, 2014 and 2013 were $6,131,000 and $6,665,000, respectively.

Certain of the Company's loan agreements limit the amount and type of indebtedness the Company can incur and require the Company to maintain specified financial ratios measured on a quarterly basis. In addition to the assets previously discussed, certain of the Company’s property, plant and equipment are pledged as collateral under a  loan agreement and the capital lease arrangements. The Company was in compliance with all covenants contained in its loan agreements and capital leases at April 30, 2014.

Interest paid under the Company’s loan agreements and capital leases during fiscal years 2014, 2013 and 2012 was $669,000, $576,000 and $453,000, respectively.

Note F -- Earnings (Loss) Per Share

The following table summarizes the computations of basic and diluted earnings (loss) per share:

	FISCAL YEARS ENDED APRIL 30
(in thousands, except per share amounts)	2014	2013	2012
Numerator used in basic and diluted earnings (loss) per common share:
Net income (loss)	$20,461	$9,758	$(20,786)
Denominator:
Denominator for basic earnings (loss) per common share -
weighted-average shares	15,299	14,563	14,344
Effect of dilutive securities:
Stock options and restricted stock units	354	270	0
Denominator for diluted earnings (loss) per common share -
weighted-average shares and assumed conversions	15,653	14,833	14,344
Net earnings (loss) per share
Basic	$1.34	$0.67	$(1.45)
Diluted	$1.31	$0.66	$(1.45)

Potentially dilutive shares of 0.1 million,  1.0 million and 1.8 million issuable under the Company’s stock incentive plans have been excluded from the calculation of net earnings (loss) per share for the fiscal years ended April 30, 2014, 2013 and 2012, respectively, as the effect would be anti-dilutive.

Note G – Stock-Based Compensation

The Company has two types of stock-based compensation awards in effect for its employees and directors. The Company has issued stock options since 1986 and restricted stock units (RSUs) since fiscal 2010. Total compensation expense related to stock-based awards for the fiscal years ended April 30, 2014, 2013 and 2012 was $3.3 million, $3.5 million and $3.4 million, respectively.  The Company recognizes stock-based compensation costs net of an estimated forfeiture rate for those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company estimates the forfeiture rates based upon its historical experience.

Stock Incentive Plans

At April 30, 2014, the Company had stock option and RSU awards outstanding under four different plans: (1) 1999 stock option plan for employees; (2) second amended and restated 2004 stock incentive plan for employees; (3) 2006 non-employee directors equity ownership plan; and (4) 2011 non-employee directors equity ownership plan.  As of April 30, 2014, there were 1,075,350 shares of common stock available for future stock-based compensation awards under the Company’s stock incentive plans.

Methodology Assumptions

For purposes of valuing stock option grants, the Company has identified one employee group and one non-employee director group, based upon observed option exercise patterns. The Company uses the Black-Scholes option-pricing model to value the Company’s stock options for each of the groups. Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of the Company’s stock option awards is expensed on a straight-line basis over the vesting period of the stock options. The expected volatility assumption is based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from the Company’s historical exercise experience and represents the period of time that stock option awards granted are expected to be outstanding for each of the identified groups. The expected term assumption incorporates the contractual term of an option grant, which is generally ten years for employees and from four to ten years for non-employee directors, as well as the vesting period of an award, which is typically three years. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.

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

The weighted-average assumptions and valuation of the Company’s stock options were as follows:

	FISCAL YEARS ENDED APRIL 30
	2014	2013	2012
Weighted-average fair value of grants	$14.46	$7.39	$5.43
Expected volatility	38.2%	42.5%	35.1%
Expected term in years	6.1	6.1	6.0
Risk-free interest rate	1.59%	1.09%	2.24%
Expected dividend yield	0.0%	0.0%	2.0%

Stock Option Activity

Stock options granted and outstanding under each of the Company’s plans vest evenly over a three-year period and have contractual terms of ten years. The exercise price of all stock options granted is equal to the fair market value of the Company’s common stock on the option grant date.

The following table presents a summary of the Company’s stock option activity for the fiscal years ended April 30, 2014, 2013 and 2012 (remaining contractual term in years and exercise prices are weighted-averages):

	NUMBER OF OPTIONS	REMAINING CONTRACTUAL TERM	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding at April 30, 2011	1,605,356	5.7	$28.48	$29

Granted	130,000	9.1	18.16	- -
Exercised	(1,200)	- -	14.93	6
Cancelled or expired	(109,396)	- -	28.82	- -
Outstanding at April 30, 2012	1,624,760	5.1	$27.64	$0

Granted	125,000	9.1	17.62	- -
Exercised	(251,799)	- -	23.35	1,868
Cancelled or expired	(96,148)	- -	31.03	- -
Outstanding at April 30, 2013	1,401,813	4.8	$27.27	$9,272

Granted	60,500	9.1	36.74	- -
Exercised	(551,485)	- -	26.61	5,156
Cancelled or expired	(59,514)	- -	30.17	- -
Outstanding at April 30, 2014	851,314	4.3	$28.16	$3,121

Vested and expected to vest in the future at April 30, 2014	836,259	4.2	$28.24	$2,995
Exercisable at April 30, 2014	699,412	3.4	$29.00	$1,900

The aggregate intrinsic value in the previous table of the outstanding options on April 30, 2014 represents the total pre-tax intrinsic value (the excess, if any, of the Company’s closing stock price on the last trading day of fiscal 2014 over the exercise price, multiplied by the number of in-the-money options) of the shares of the Company’s common stock that would have been received by the option holders had all option holders exercised their options on April 30, 2014. This amount changes based upon the fair market value of the Company’s common stock.  The total fair value of options vested for the fiscal years ended April 30, 2014, 2013 and 2012 was $0.7 million, $1.2 million and $2.4 million, respectively.

As of April 30, 2014, there was $0.8 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s stock-based compensation plans. This expense is expected to be recognized over a weighted-average period of 1.7 years.

Cash received from option exercises for the fiscal years ended April 30, 2014, 2013 and 2012, was an aggregate of $14.7 million, $5.9 million and $0.0 million, respectively.  The actual tax benefit realized for the tax deduction from option exercises of stock option awards totaled $2,011,000, $729,000 and $3,000 for the fiscal years ended April 30, 2014, 2013 and 2012, respectively.

The following table summarizes information about stock options outstanding at April 30, 2014 (remaining lives in years and exercise prices are weighted-averages):

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
OPTION PRICE		REMAINING	EXERCISE		EXERCISE
PER SHARE	OPTIONS	LIFE	PRICE	OPTIONS	PRICE
$17.62-$18.16	120,002	7.7	$17.83	20,000	$17.98
$20.87-$26.85	266,538	4.5	23.93	266,538	23.93
$28.97-$34.63	412,874	2.6	32.81	412,874	32.81
$36.74-$36.74	51,900	9.1	36.74	0	0.00
	851,314			699,412

Restricted Stock Unit Activity:

The Company’s RSUs granted to employees cliff-vest over a three-year period from date of grant, while RSUs granted to non-employee directors vest daily over a two-year period from date of grant.  Directors were granted service-based RSUs only, while employees were awarded both service-based and performance-based RSUs (PBRSUs) in fiscal years 2014, 2013 and 2012.  The PBRSUs granted in fiscal 2014 are earned based on achievement of a number of goals pertaining to the Company’s operational and financial performance during the performance period of fiscal 2014.  Employees who satisfy the vesting criteria will receive a proportional amount of PBRSUs based upon the Compensation Committee’s assessment of the Company’s achievement of the performance criteria.

The following table contains a summary of the Company’s RSU activity for the fiscal years ended April 30, 2014, 2013 and 2012:

	PERFORMANCE-BASED RSUs	SERVICE-BASED RSUs	TOTAL RSUs	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Issued and outstanding, April 30, 2011	174,570	119,100	293,670	$20.25

Granted	134,250	64,750	199,000	$17.00
Cancelled due to non-achievement of performance goals	(48,870)	0	(48,870)	$19.81
Settled in common stock	(666)	(17,951)	(18,617)	$21.15
Forfeited	(22,208)	(10,171)	(32,379)	$19.30
Issued and outstanding, April 30, 2012	237,076	155,728	392,804	$18.75

Granted	129,075	63,025	192,100	$17.76
Cancelled due to non-achievement of performance goals	(24,311)	0	(24,311)	$17.09
Settled in common stock	(49,546)	(58,328)	(107,874)	$20.66
Forfeited	(13,189)	(5,425)	(18,614)	$17.91
Issued and outstanding, April 30, 2013	279,105	155,000	434,105	$17.96

Granted	75,600	44,092	119,692	$36.09
Cancelled due to non-achievement of performance goals	(23,384)	0	(23,384)	$17.62
Settled in common stock	(74,935)	(60,310)	(135,245)	$19.75
Forfeited	(20,591)	(15,407)	(35,998)	$23.12
Issued and outstanding, April 30, 2014	235,795	123,375	359,170	$22.79

As of April 30, 2014, there was $2.9 million of total unrecognized compensation expense related to unvested RSUs granted under the Company’s stock-based compensation plans.  This expense is expected to be recognized over a weighted-average period of 2.0 years.

For the fiscal years ended April 30, 2014, 2013 and 2012 stock-based compensation expense was allocated as follows:

(in thousands)	2014	2013	2012
Cost of sales and distribution	$505	$606	$531
Selling and marketing expenses	801	859	715
General and administrative expenses	1,989	2,044	2,167
Stock-based compensation expense, before income taxes	$3,295	$3,509	$3,413

Restricted Stock Tracking Units:

During fiscal 2014, the Board of Directors of the Company approved grants of 9,486 cash-settled performance-based restricted stock tracking units (RSTUs) and 3,264 cash-settled service-based RSTUs for more junior level employees who previously received RSU grants under the Company’s shareholder approved plan.  Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of a share of the Company’s common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of a share of our common stock as of the payment date if they remain continuously employed with the Company until the units vest.  The RSTUs cliff-vest three years from the grant date.  Since the RSTUs will be settled in cash, the grant date fair value of these awards is recorded as a liability until the date of payment.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value.  The

Company recognized expense of $78 thousand related to RSTUs for the fiscal year ended April 30, 2014.

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

Beginning in fiscal 2013, discretionary profit-sharing contributions ranging from 0-5%, based on predetermined net income levels of the Company, may be made annually in the form of Company stock.  Prior to fiscal 2013, profit-sharing contributions in the form of Company stock were 3% of after-tax earnings, calculated on a quarterly basis.  The Company recognized expenses for profit-sharing contributions of $818,000 and $293,000 in fiscal years 2014 and 2013, respectively.  The Company did not make, or recognize any expenses for, discretionary profit-sharing contributions in fiscal 2012.

Beginning in fiscal 2013, as part of the realignment of its retirement plans, the Company increased the match on 401(k) contributions in the form of Company stock to 100% of an employee’s annual contribution to the plan up to 4% of base earnings.  Prior to fiscal 2013, the Company matched 401(k) contributions in the form of Company stock at 50% of an employee's annual contribution to the plan up to 4% of base earnings for an effective maximum Company contribution of 2% of base earnings.  The expense for 401(k) matching contributions for this plan was $4,054,000, $2,547,000 and $1,284,000, in fiscal years 2014, 2013 and 2012, respectively.

Pension Benefits

The Company has two defined benefit pension plans covering many of the Company’s employees hired prior to April 30, 2012. These plans provide defined benefits based on years of service and final average earnings (for salaried employees) or benefit rate (for hourly employees).

Effective April 30, 2012, the Company froze all future benefit accruals under the Company’s hourly and salaried defined benefit pension plans.

Included in accumulated other comprehensive loss at April 30, 2014 is $42.6 million ($26.0 million net of tax) related to net unrecognized actuarial losses that have not yet been recognized in net periodic pension benefit costs. The Company expects to recognize $0.9 million ($0.5 million net of tax) in net actuarial losses in net periodic pension benefit costs during fiscal 2015.    The Company uses an April 30 measurement date for its benefit plans.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s non-contributory defined benefit pension plans as of April 30:

	APRIL 30
(in thousands)	2014	2013

CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$149,429	$136,264
Interest cost	6,203	6,261
Actuarial (gains) and losses	(7,615)	10,801
Benefits paid	(3,875)	(3,897)
Projected benefit obligation at end of year	$144,142	$149,429

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$95,733	$85,717
Actual return on plan assets	8,483	8,993
Company contributions	2,258	4,920
Benefits paid	(3,875)	(3,897)
Fair value of plan assets at end of year	$102,599	$95,733

Funded status of the plans	$(41,543)	$(53,696)
Unrecognized net actuarial loss	42,589	52,703
Prepaid (accrued) benefit cost	$1,046	$(993)

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS
Defined benefit pension liabilities	$(41,543)	$(53,696)
Accumulated other comprehensive loss	42,589	52,703
Net amount recognized	$1,046	$(993)

The accumulated benefit obligation for both pension plans was $144,142,000 and $149,429,000 at April 30, 2014 and 2013, respectively.

	PENSION BENEFITS
(in thousands)	2014	2013	2012

COMPONENTS OF NET PERIODIC PENSION BENEFIT COST
Service cost	$0	$0	$5,305
Interest cost	6,203	6,261	6,533
Expected return on plan assets	(7,113)	(6,563)	(6,533)
Amortization of prior service cost	0	0	53
Curtailment loss	0	0	331
Recognized net actuarial loss	1,129	923	1,710
Pension benefit cost	$219	$621	$7,399

Actuarial Assumptions:  The discount rate at April 30 was used to measure the year-end benefit obligations and the earnings effects for the subsequent year. Actuarial assumptions used to determine benefit obligations and earnings effects for the pension plans follow:

	FISCAL YEARS ENDED APRIL 30
	2014	2013
WEIGHTED-AVERAGE ASSUMPTIONS TO DETERMINE BENEFIT OBLIGATIONS
Discount rate	4.56%	4.21%

	FISCAL YEARS ENDED APRIL 30
	2014	2013	2012
WEIGHTED-AVERAGE ASSUMPTIONS TO DETERMINE NET PERIODIC PENSION BENEFIT COST
Discount rate	4.21%	4.66%	5.66%/4.76% [1]
Expected return on plan assets	7.5%	7.5%	8.0%
Rate of compensation increase	*	*	4.0%

[1] The discount rate was 5.66% from May 1, 2011 to December 31, 2011 and 4.76% from January 1, 2012 to April 30, 2012.  The rate changed during fiscal 2012 as a result of the required re-measurement of the Company's pension liability upon its decision to freeze its pension plans.

* The rate of compensation increase is not applicable for periods beyond April 30, 2012 because the Company froze its pension plans effective as of that date.

In fiscal years 2014, 2013 and 2012, the Company determined the discount rate by referencing the Aon Hewitt AA Bond Universe Yield Curve.  The Company believes that using a yield curve approach accurately reflects changes in the present value of liabilities over time since each cash flow is discounted at the rate at which it could effectively be settled.

In developing the expected long-term rate of return assumption for the assets of the defined benefit pension plans, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered the related historical ten-year average asset returns at April 30, 2014.

The Company amortizes experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, over the average remaining lifetime of the active participants.

Contributions:  The Company funds the pension plans in amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax laws plus additional amounts the Company deems appropriate.

The Company expects to contribute $4.3 million to its pension plans in fiscal 2015.  The Company made contributions of $2.3 million and $4.9 million to its pension plans in fiscal 2014 and 2013, respectively.

Estimated Future Benefit Payments: The following benefit payments, which reflect expected future service, are expected to be paid:

FISCAL YEAR	BENEFIT PAYMENTS (in thousands)

2015	$4,719
2016	5,135
2017	5,452
2018	5,818
2019	6,283
Years 2020-2024	37,021

Plan Assets:  Pension assets by major category and the type of fair value measurement as of April 30, 2014 and 2013 are presented in the following tables:

FAIR VALUE MEASUREMENTS AT APRIL 30, 2014
(in thousands)	TOTAL	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Cash Equivalents	$338	$338	$0	$0
Equity Collective Funds:[1]
Equity Index Value Fund	20,753	0	20,753	0
Equity Index Growth Fund	20,485	0	20,485	0
Small Cap Index Fund	5,929	0	5,929	0
International Equity Fund	4,166	0	4,166	0
Fixed Income Collective Funds:[1]
Core Fixed Income Fund	33,409	0	33,409	0
Capital Preservation Fund	17,519	0	17,519	0
Total	$102,599	$338	$102,261	$0

FAIR VALUE MEASUREMENTS AT APRIL 30, 2013
(in thousands)	TOTAL	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Cash Equivalents	$315	$315	$0	$0
Equity Collective Funds:[1]
Equity Index Value Fund	19,202	0	19,202	0
Equity Index Growth Fund	19,245	0	19,245	0
Small Cap Index Fund	5,632	0	5,632	0
International Equity Fund	3,932	0	3,932	0
Fixed Income Collective Funds:[1]
Core Fixed Income Fund	30,000	0	30,000	0
Capital Preservation Fund	17,407	0	17,407	0
Total	$95,733	$315	$95,418	$0

[1] The Collective Trust Funds are valued by applying each plan's ownership percentage in the fund to the fund's net assets at fair value at the valuation date.

Investment Strategy:  The Company has established formal investment policies for the assets associated with its pension plans.  The objectives of the investment strategies include preservation of capital and long-term growth of capital while avoiding excessive risk.  Target allocation percentages are established at an asset class level by the Company’s Pension Committee.  Target allocation ranges are guidelines, not limitations, and the Pension Committee may approve allocations above or below a target range.

During a period of uncertainty in the equity and fixed income markets, the Pension Committee may suspend the Target Asset Allocation and manage the investment mix as it sees reasonable, prudent and in the best interest of the plans to better protect the value of the plan assets.

The Company’s pension plans’ weighted-average asset allocations at April 30, 2014 and 2013, by asset category, were as follows:

	PLAN ASSET ALLOCATION
	2014	2014	2013
APRIL 30	TARGET	ACTUAL	ACTUAL

Equity Funds	50.0%	50.0%	50.2%
Fixed Income Funds	50.0%	50.0%	49.8%

Total	100.0%	100.0%	100.0%

Within the broad categories outlined in the preceding table, the Company has targeted the following specific allocations as a percentage of total funds invested:  17% Capital Preservation, 33% Bond, 20% Large Capital Growth, 20% Large Capital Value, 6% Small Capital and 4% International.

Note I -- Income Taxes

Income tax expense was comprised of the following:

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2014	2013	2012

CURRENT EXPENSE (BENEFIT)
Federal	$4,825	$1,031	$(36)
State	406	162	(176)
Total current expense (benefit)	5,231	1,193	(212)

DEFERRED EXPENSE (BENEFIT)
Federal	6,076	4,859	(10,115)
State	1,902	930	(2,175)
Total deferred expense (benefit)	7,978	5,789	(12,290)
Total expense (benefit)	13,209	6,982	(12,502)
Other comprehensive income (loss)	3,944	(2,905)	(3,624)
Total comprehensive income tax expense (benefit)	$17,153	$4,077	$(16,126)

The Company's effective income tax rate varied from the federal statutory rate as follows:

	FISCAL YEARS ENDED APRIL 30
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Tax basis adjustment	0.0%	0.0%	(1.7)%
Meals and entertainment	0.8	1.5	(0.8)
Domestic production deduction	(1.8)	(0.3)	0.0
Other	0.7	1.4	0.0
Total	(0.3)%	2.6%	(2.5)%

Effective federal income tax rate	34.7%	37.6%	32.5%
State income taxes, net of federal tax effect	4.5	4.1	5.1
Effective income tax rate	39.2%	41.7%	37.6%

Income taxes paid were $4,334,000,  $1,219,000 and $229,000 for fiscal years 2014, 2013 and 2012, respectively.

The significant components of deferred tax assets and liabilities were as follows:

	APRIL 30
(in thousands)	2014	2013

Deferred tax assets:
Pension benefits	$15,381	$20,563
Accounts receivable	4,603	3,983
Product liability	745	700
Employee benefits	8,523	11,243
Net operating loss carryforward	469	1,099
Income tax credits	0	1,088
Depreciation	0	73
Other	199	496
Total	29,920	39,245

Deferred tax liabilities:
Inventory	496	502
Depreciation	2,374	0
	2,870	502

Net deferred tax asset	$27,050	$38,743

The net operating loss carryforward value for April 30, 2014 and 2013 contained in the above table includes amounts pertaining to various state net operating loss carryforwards with various expiration dates.

Management believes it is more likely than not that the Company will realize its gross deferred tax assets due to expected future taxable income and the reversal of taxable temporary differences.

Note J -- Accounting for Uncertainty in Income Taxes

The Company accounts for its income tax uncertainties in accordance with ASC Topic 740, “Income Taxes.”  The Company had no liability relating to uncertain tax positions for the years ended April 30, 2014 and 2013.

With minor exceptions, the Company is currently open to audit by tax authorities for tax years ending April 30, 2011 through April 30, 2014.  The Company is currently not under federal audit.

Note K -- Commitments and Contingencies

Legal Matters

The Company is involved in suits and claims in the normal course of business, including without limitation product liability and general liability claims, and claims pending before the Equal Employment Opportunity Commission. On at least a quarterly basis, the Company consults with its legal counsel to ascertain the reasonable likelihood that such claims may result in a loss. As required by ASC Topic 450, “Contingencies” (ASC 450), the Company categorizes the various suits and claims into three categories according to their likelihood for resulting in potential loss:  those that are probable, those that are reasonably possible and those that are deemed to be remote.  Where losses are deemed to be probable and estimable, accruals are made.  Where losses are deemed to be reasonably possible, a range of loss estimates is determined and considered for disclosure.  In determining these loss range estimates, the Company considers known values of similar claims and consultation with independent counsel.

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of April 30, 2014.

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

The following is a reconciliation of the Company’s warranty liability:

	APRIL 30
(in thousands)	2014	2013

PRODUCT WARRANTY RESERVE
Beginning balance	$1,795	$1,885
Accrual for warranties	11,988	9,839
Settlements	(11,873)	(9,929)

Ending balance at fiscal year end	$1,910	$1,795

Lease Agreements

The Company leases certain office buildings, manufacturing buildings, service centers and equipment. Total rental expenses under operating leases amounted to approximately $8,005,000, $7,378,000 and $7,206,000, in fiscal years 2014, 2013 and 2012, respectively. Minimum rental commitments as of April 30, 2014, under noncancelable leases with terms in excess of one year are as follows:

FISCAL YEAR	OPERATING (in thousands)	CAPITAL (in thousands)
2015	$3,257	1,377
2016	2,878	1,366
2017	1,489	1,246
2018	584	871
2019	395	666
2020 (and thereafter)	254	3,477
	$8,857	$9,003
Less amounts representing interest (2%)		(884)

Total obligations under capital leases		$8,119

Related Parties

During fiscal 1985, prior to becoming a publicly held corporation, the Company entered into an agreement with a partnership which includes certain former executive officers and current significant shareholders of the Company, including one current member of the Board of Directors of the Company, to lease the Company’s headquarters building which was constructed and is owned by the partnership. The Company has subsequently renewed this lease in accordance with Company policy and procedures which includes approval by the Board of Directors. As of April 30, 2014, the Company is in the fourth year of the latest five-year renewal period, which expires in 2016. Under this agreement, rental expense was $470,000, $461,000 and $460,000, in fiscal years 2014, 2013 and 2012, respectively. Rent during the remaining term of approximately $927,000 (included in the preceding table) is subject to annual increases of 2%  through the remaining term of the lease.

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

At April 30, 2014, the Company's two largest customers, Customers A and B, represented 21.0% and 21.4% of the Company's gross customer receivables, respectively. At April 30, 2013, Customers A and B represented 21.1% and 21.1% of the Company’s gross customer receivables, respectively.

The following table summarizes the percentage of sales to the Company's two largest customers for the last three fiscal years:

	PERCENT OF ANNUAL GROSS SALES
	2014	2013	2012
Customer A	28.6	35.7	41.5
Customer B	20.6	22.8	26.0

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

The following table summarizes the fair value of assets that are recorded in the Company’s consolidated financial statements as of April 30, 2014 and 2013 at fair value on a recurring basis:

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2014
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS:
Money market funds	$38,877	$0	$0
Mutual funds	1,204	0	0
Total assets at fair value	$40,081	$0	$0

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2013
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS:
Money market funds	$38,875	$0	$0
Mutual funds	1,311	0	0
Total assets at fair value	$40,186	$0	$0

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

During fiscal years 2014, 2013 and 2012, the Company recognized total pre-tax restructuring charges for both the 2012 Restructuring Plan and the 2009 Restructuring Plan of $(234,000), $1.4 million and $16.3 million, respectively.  The Company recognized recurring operating costs for the facilities closed as part of the 2012 Restructuring Plan of $0.3 million in fiscal 2014.  These costs will continue until the remaining closed plant is sold.

The Company has one manufacturing plant classified as held for sale, which was closed in the 2012 Restructuring Plan.  During the fourth quarter of fiscal 2014, the Company sold its closed plant located in Hazard, Kentucky and recognized a gain of $0.3 million on the sale.  The gain was included in restructuring charges on the Company’s statements of operations.  The Company believes that the remaining $1.0 million net book value of the property classified as held for sale is fully recoverable.  This asset is included in Other Assets on the Company’s balance sheet at April 30, 2014.

Note O -- Quarterly Financial Data (Unaudited)

FISCAL 2014	07/31/13	10/31/13	01/31/14	04/30/14
(in thousands, except per share amounts)

Net sales	$178,095	$190,532	$169,033	$188,855
Gross profit	33,715	32,274	26,001	32,187
Income before income taxes	10,682	8,631	4,953	9,404
Net income	6,655	5,271	2,901	5,634
Earnings per share
Basic	$0.45	$0.35	$0.19	$0.36
Diluted	$0.43	$0.34	$0.18	$0.36

FISCAL 2013	07/31/12	10/31/12	01/31/13	04/30/13
(in thousands, except per share amounts)

Net sales	$148,252	$159,760	$151,346	$171,079
Gross profit	22,043	24,794	23,507	32,312
Income before income taxes	1,015	3,371	3,476	8,878
Net income	561	1,950	2,057	5,190
Earnings per share
Basic	$0.04	$0.13	$0.14	$0.36
Diluted	$0.04	$0.13	$0.14	$0.35

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Woodmark Corporation:

We have audited the accompanying consolidated balance sheets of American Woodmark Corporation and subsidiary (the Company), as of April 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended April 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of American Woodmark Corporation and subsidiary as of April 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three year period ended April 30, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 30, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia
June 30, 2014

Management's Annual Report on Internal Control over Financial Reporting

Management has responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2014. In making its assessment, Management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Management concluded that based on its assessment, American Woodmark Corporation’s internal control over financial reporting was effective as of April 30, 2014. The Company’s internal control over financial reporting as of April 30, 2014, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in this Annual Report on Form 10-K.

/s/ KENT B. GUICHARD

Kent B. Guichard
Chairman and Chief Executive Officer

/s/ M. SCOTT CULBRETH

M. Scott Culbreth
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm –

Internal Control over Financial Reporting

The Board of Directors and Shareholders of American Woodmark Corporation:

We have audited American Woodmark Corporation’s internal control over financial reporting as of April 30, 2014, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American Woodmark Corporation maintained, in all material respects, effective internal control over financial reporting as of April 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Woodmark Corporation and subsidiary as of April 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2014 and our report dated June 30, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia

June 30, 2014

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Senior Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2014.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting.  Management has conducted an assessment of the Company’s internal control over financial reporting as of April 30, 2014.  Management’s report regarding that assessment is included with the Consolidated Financial Statements included in this report under Item 8, “Financial Statements and Supplementary Data,” and is incorporated in this Item by reference.

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

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K:

(1) the information concerning the Company’s directors is set forth under the caption “Information Regarding Nominees” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on August 21, 2014 (“Proxy Statement”) and is incorporated in this Item by reference;

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

(5) the information concerning material changes, if any, in the procedures by which security holders may recommend nominees to the Company’s Board of Directors is set forth under the caption “Corporate Governance – Procedures for Shareholder Nominations of Directors” in the Proxy Statement and is incorporated in this Item by reference; and

(6) the information concerning the Audit Committee of the Company’s Board of Directors, including the members of the Audit Committee and the Board’s determination concerning whether certain members of the Audit Committee are “audit committee financial experts” as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the captions “Corporate Governance – Board of Directors and Committees” and “Audit Committee” in the Proxy Statement and is incorporated in this Item by reference.

Item 11.EXECUTIVE COMPENSATION

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K, the information set forth under the captions “Executive Compensation” and “Report of the Compensation Committee” in the Proxy Statement is incorporated in this Item by reference.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K, the information set forth under the caption “Security Ownership” in the Proxy Statement is incorporated in this Item by reference.

Equity Compensation Plans

The following table summarizes information about the Company’s equity compensation plans as of April 30, 2014:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	--	--	1,075,350
Options	851,314	$28.16
Performance-based restricted stock units	235,795	N/A (2)
Service-based restricted stock units	123,375	N/A (2)
Equity compensation plans not approved by security holders(3)	--	--	--
Total	1,210,484	$28.16	1,075,350

(1) At April 30, 2014, the Company had stock option and restricted stock unit awards outstanding under four different plans: 1999 Stock Option Plan for Employees, Amended and Restated 2004 Stock Incentive Plan for Employees, 2006 Non-Employee Directors Equity Ownership Plan and 2011 Non-Employee Directors Equity Ownership Plan.

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

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K, the information set forth under the captions “Certain Related Party Transactions,” “Audit Committee” and “Corporate Governance – Director Independence” in the Proxy Statement and is incorporated in this Item by reference.

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K, the information concerning fees and services of the Company’s principal accounting firms is set forth under the captions “Independent Auditor Fee Information” and “Pre-Approval Policies and Procedures” in the Proxy Statement and is incorporated in this Item by reference.

PART IV

Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.Financial Statements

The following consolidated financial statements of American Woodmark Corporation are incorporated by reference to Item 8 of this report:

Consolidated Balance Sheets as of April 30, 2014 and 2013.

Consolidated Statements of Operations – for each year of the three-year period ended April 30, 2014.

Consolidated Statements of Comprehensive Income (Loss) – for each year of the three-year period ended April 30, 2014.

Consolidated Statements of Shareholders’ Equity – for each year of the three-year period ended April 30, 2014.

Consolidated Statements of Cash Flows – for each year of the three-year period ended April 30, 2014.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

Management’s Annual Report on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting.

(a) 2.Financial Statement Schedules

The following financial statement schedule is filed as a part of this Form 10-K:

Schedule II – Valuation of Qualifying Accounts for each year of the three-year period ended April 30, 2014.

Schedules other than the one listed above are omitted either because they are not required or are inapplicable.

(a) 3.Exhibits

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

3.2	Bylaws - as amended and restated May 29, 2014 (Filed Herewith).

4.1	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2).

4.2	Amended and Restated Stockholders' Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-1 for the fiscal year ended April 30, 1986; Commission File No. 33-6245).

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

10.1 (f)

Security Agreement (Financial Assets), dated as of April 26, 2012, between the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended July 31, 2012; Commission File No. 000-14798).

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

10.7 (e)	Second Amended and Restated 2004 Stock Incentive Plan for Employees (incorporated by reference to Appendix A to the Registrant’s DEF-14A as filed on June 28, 2013; Commission File No. 000-14798).*

10.7 (f)	2006 Non-Employee Directors Equity Ownership Plan (incorporated by reference to Appendix A to the Registrant’s DEF-14A as filed on July 12, 2006; Commission File No. 000-14798).*

10.7 (g)

Amendment to 2006 Non-Employee Directors Equity Ownership Plan, dated as of August 27, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended July 31, 2009; Commission File No. 000-14798).*

10.7 (h)	2011 Non-Employee Directors Equity Ownership Plan (incorporated by reference to Appendix A to the Registrant’s DEF-14A as filed on June 30, 2011; Commission File No. 000-14798).*

10.8 (a)

Form of Grant Letter used in connection with awards of stock options granted under the Company’s Second Amended and Restated 2004 Stock Incentive Plan for Employees (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K as filed on June 5, 2013; Commission File No. 000-14798).*

10.8 (b)

Form of Grant Letter used in connection with awards of service-based restricted stock units granted under the Company’s Second Amended and Restated 2004 Stock Incentive Plan for Employees (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K as filed on June 5, 2013; Commission File No. 000-14798).*

10.8 (c)

Form of Grant Letter used in connection with awards of performance-based restricted stock units granted under the Company’s Second Amended and Restated 2004 Stock Incentive Plan for Employees (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K as filed on June 5, 2013; Commission File No. 000-14798).*

10.8 (d)

Form of Grant Letter used in connection with awards of service-based restricted stock units granted under the Company’s 2006 Non-Employee Directors Equity Ownership Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended October 31, 2010; Commission File No. 000-14798).*

10.8 (e)

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

10.8 (j)

Separation Agreement and Release, dated as of August 9, 2013, between the Company and Mr. Jonathan H. Wolk (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on August 15, 2013; Commission File No. 000-14798).*

10.10 (a)

Promissory Note, dated July 30, 1998, made by the Company in favor of Amende Cabinet Corporation, a wholly owned subsidiary of the Company (incorporated by reference to Exhibit 10.10(f) to the Registrant’s Form 10-K for the fiscal year ended April 30, 1999; Commission File No. 000-14798).

10.10 (b)

Loan Agreement, dated as of December 31, 2001, between the Company and Amende Cabinet Corporation, a wholly owned subsidiary of the Company (incorporated by reference to Exhibit 10.8(k) to the Registrant’s Form 10-K for the fiscal year ended April 30, 2002; Commission File No. 000-14798).

10.10 (c)

Equipment Lease, dated as of June 30, 2004, between the Company and the West Virginia Economic Development Authority dated (incorporated by reference to Exhibit 10.1(l) to the Registrant’s Form 10-Q for the quarter ended July 31, 2004; Commission File No. 000-14798).

10.10 (d)

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

101

Interactive Data File for the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (Filed Herewith).

*Management contract or compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts

AMERICAN WOODMARK CORPORATION

(In Thousands)

Description (a)	Balance at Beginning of Year	Additions (Reductions) Charged to Cost and Expenses		Other	Deductions		Balance at End of Year

Year ended April 30, 2014:

Allowance for doubtful accounts	$ 148	$ 31		$ -	$ (77)	(b)	$ 102

Reserve for cash discounts	$ 669	$ 8,529	(c)	$ -	$ (8,471)	(d)	$ 727

Reserve for sales returns and allowances	$ 1,536	$ 7,245	(c)	$ -	$ (7,142)		$ 1,639

Year ended April 30, 2013:

Allowance for doubtful accounts	$ 93	$ 92		$ -	$ (37)	(b)	$ 148

Reserve for cash discounts	$ 645	$ 8,174	(c)	$ -	$ (8,150)	(d)	$ 669

Reserve for sales returns and allowances	$ 1,301	$ 7,496	(c)	$ -	$ (7,261)		$ 1,536

Year ended April 30, 2012:

Allowance for doubtful accounts	$ 67	$ 123		$ -	$ (97)	(b)	$ 93

Reserve for cash discounts	$ 710	$ 7,317	(c)	$ -	$ (7,382)	(d)	$ 645

Reserve for sales returns and allowances	$ 1,194	$ 7,040	(c)	$ -	$ (6,933)		$ 1,301

(a)All reserves relate to accounts receivable.

(b)Principally write-offs, net of collections.

(c)Reduction of gross sales.

(d)Cash discounts granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

8
American Woodmark Corporation
(Registrant)

June 30, 2014	/s/ KENT B. GUICHARD
Kent B. Guichard Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 30, 2014	/s/ KENT B. GUICHARD	June 30, 2014	/s/ VANCE W. TANG
	Kent B. Guichard Chairman and Chief Executive Officer (Principal Executive Officer) Director		Vance W. Tang Director

June 30, 2014	/s/ M. SCOTT CULBRETH	June 30, 2014	/s/ JAMES G. DAVIS, JR.
	M. Scott Culbreth Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)		James G. Davis, Jr. Director

June 30, 2014	/s/ WILLIAM F. BRANDT, JR.	June 30, 2014	/s/ MARTHA M. DALLY
	William F. Brandt, Jr. Director		Martha M. Dally Director

June 30, 2014	/s/ DANIEL T. HENDRIX	June 30, 2014	/s/ KENT J. HUSSEY
	Daniel T. Hendrix Director		Kent J. Hussey Director

June 30, 2014	/s/ CAROL B. MOERDYK	June 30, 2014	/s/ ANDREW B. COGAN
	Carol B. Moerdyk Director		Andrew B. Cogan Director

In accordance with Securities and Exchange Commission requirements, the Company will furnish copies of all exhibits to its Form 10-K not contained herein upon receipt of a written request and payment of $.10 (10 cents) per page to:

Mr. Glenn Eanes

Vice President & Treasurer

American Woodmark Corporation

P.O. Box 1980

Winchester, Virginia 22604-8090