Form 10-Q
period 2014-07-31
AMERICAN WOODMARK CORP
filed 2014-08-29
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 31, 2014

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-14798

American Woodmark Corporation
(Exact name of registrant as specified in its charter)

Virginia		54-1138147
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3102 Shawnee Drive, Winchester, Virginia		22601
(Address of principal executive offices)		(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ___  No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 26, 2014,  15,548,105  shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	PAGE NUMBER

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets--July 31, 2014 and April 30, 2014	3

	Condensed Consolidated Statements of Income--Three months ended July 31, 2014 and 2013	4

	Condensed Consolidated Statements of Comprehensive Income-- Three months ended July 31, 2014 and 2013	5

	Condensed Consolidated Statements of Cash Flows--Three months ended July 31, 2014 and 2013	6

	Notes to Condensed Consolidated Financial Statements--July 31, 2014	7-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6.	Exhibits	18

SIGNATURES		19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	July 31, 2014	April 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$138,121	$135,700
Customer receivables, net	51,374	46,475
Inventories	35,457	31,523
Prepaid expenses and other	2,974	3,862
Deferred income taxes	7,900	7,856
Total Current Assets	235,826	225,416

Property, plant and equipment, net	74,530	74,049
Promotional displays, net	5,420	5,571
Deferred income taxes	19,075	19,194
Other assets	5,599	5,834
TOTAL ASSETS	$340,450	$330,064

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$31,594	$29,175
Current maturities of long-term debt	1,266	1,146
Accrued compensation and related expenses	24,605	28,156
Accrued marketing expenses	8,618	8,089
Other accrued expenses	13,263	9,853
Total Current Liabilities	79,346	76,419

Long-term debt, less current maturities	20,456	20,453
Defined benefit pension liabilities	40,739	41,543
Other long-term liabilities	1,157	1,104

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	0	0
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at July 31, 2014: 15,509,230;
at April 30, 2014: 15,476,298	129,397	127,371
Retained earnings	95,203	89,154
Accumulated other comprehensive loss -
Defined benefit pension plans	(25,848)	(25,980)
Total Shareholders' Equity	198,752	190,545
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$340,450	$330,064

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	July 31,
	2014	2013

Net sales	$211,917	$178,095
Cost of sales and distribution	174,803	144,380
Gross Profit	37,114	33,715

Selling and marketing expenses	15,515	14,484
General and administrative expenses	8,411	8,401
Restructuring charges, net	3	82
Insurance proceeds	0	(94)
Operating Income	13,185	10,842

Interest expense	164	186
Other income	(33)	(26)
Income Before Income Taxes	13,054	10,682

Income tax expense	3,816	4,027

Net Income	$9,238	$6,655

Net Earnings Per Share

Weighted Average Shares Outstanding
Basic	15,532,103	14,949,406
Diluted	15,768,884	15,373,260

Net earnings per share
Basic	$0.59	$0.45
Diluted	$0.59	$0.43

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2014	2013

Net income	$9,238	$6,655

Other comprehensive income, net of tax:
Change in pension benefits, net of deferred tax of $(84) and $(110), respectively	132	172

Total Comprehensive Income	$9,370	$6,827

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$9,238	$6,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,683	3,542
Net (gain) loss on disposal of property, plant and equipment	9	(27)
Gain on insurance recoveries	—	(94)
Stock-based compensation expense	943	861
Deferred income taxes	597	1,438
Pension contributions in excess of expense	(587)	(398)
Tax benefit from stock-based compensation	(5)	(197)
Other non-cash items	860	(319)
Changes in operating assets and liabilities:
Customer receivables	(5,128)	(6,441)
Inventories	(3,996)	(1,497)
Prepaid expenses and other assets	641	191
Accounts payable	2,419	443
Accrued compensation and related expenses	(3,551)	(4,694)
Other accrued expenses	4,144	2,797
Net Cash Provided by Operating Activities	9,267	2,260

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(2,477)	(1,851)
Proceeds from sales of property, plant and equipment	7	50
Proceeds from insurance recoveries	—	94
Investment in promotional displays	(802)	(1,243)
Net Cash Used by Investing Activities	(3,272)	(2,950)

FINANCING ACTIVITIES
Payments of long-term debt	(282)	(224)
Proceeds from issuance of common stock	600	4,186
Repurchase of common stock	(4,064)	—
Notes receivable, net	167	—
Tax benefit from stock-based compensation	5	197
Net Cash Provided (Used) by Financing Activities	(3,574)	4,159

Net Increase in Cash and Cash Equivalents	2,421	3,469

Cash and Cash Equivalents, Beginning of Period	135,700	96,971

Cash and Cash Equivalents, End of Period	$138,121	$100,440

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.    Operating results for the three-month period ended July 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2015.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2014 filed with the U.S. Securities Exchange Commission (SEC).

Note B--New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” ASU 2014-09 supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is currently assessing the impact ASU 2014-09 will have on its financial position and results of operations.

Note C--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended
	July 31,
(in thousands, except per share amounts)	2014	2013
Numerator used in basic and diluted net earnings
per common share:
Net income	$9,238	$6,655
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	15,532	14,949
Effect of dilutive securities:
Stock options and restricted stock units	237	424
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	15,769	15,373
Net earnings per share
Basic	$0.59	$0.45
Diluted	$0.59	$0.43

The Company repurchased a total of 130,000 shares of its common stock during the first three months of fiscal 2015. Potentially dilutive securities of 0.5 million and 0.1 million shares for the three-month periods ended July 31, 2014 and 2013, respectively, were excluded from the calculation of net earnings per share, as the effect would be anti-dilutive.

Note D--Stock-Based Compensation

The Company has various stock-based compensation plans.  During the quarter ended July 31, 2014, the Board of Directors of the Company approved grants of non-statutory stock options and service-based and performance-based restricted stock units (RSUs) to key employees.  The employee non-statutory stock option grants totaled 66,600 shares of the Company’s common stock with an exercise price of $29.92 per share. The options vest evenly over a three-year period and have a ten-year contractual term. The employee performance-based RSUs totaled 79,500 units and the employee service-based RSUs totaled 26,500 units. The performance-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if they remain continuously employed with the Company until the units vest.  All of the Company’s RSUs granted to employees cliff-vest three years from the grant date.

For the three-month periods ended July 31, 2014 and 2013, stock-based compensation expense was allocated as follows:

	Three Months Ended July 31,
(in thousands)	2014	2013
Cost of sales and distribution	$155	$140
Selling and marketing expenses	256	219
General and administrative expenses	532	502
Stock-based compensation expense	$943	$861

During the quarter ended July 31, 2014, the Board of Directors of the Company also approved grants of 10,416 cash-settled performance-based restricted stock tracking units (RSTUs) and 3,584 cash-settled service-based RSTUs for more junior level employees who previously received RSU grants under the Company’s shareholder approved plan.  Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of a share of our common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of a share of our common stock as of the payment date if they remain continuously employed with the Company until the units vest.  The RSTUs cliff-vest three years from the grant date.  Since the RSTUs will be settled in cash, the grant date fair value of these awards is recorded as a liability until the date of payment.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value.  The Company recognized expense of $49 thousand and $17 thousand related to RSTUs for the three-month periods ended July 31, 2014 and 2013, respectively. A liability for payment of the RSTUs is included in the Company's balance sheets in the amount of $127 thousand and $78 thousand as of July 31, 2014 and April 30, 2014 , respectively.

Note E--Customer Receivables

The components of customer receivables were:

	July 31,	April 30,
(in thousands)	2014	2014
Gross customer receivables	$54,071	$48,943
Less:
Allowance for doubtful accounts	(108)	(102)
Allowance for returns and discounts	(2,589)	(2,366)

Net customer receivables	$51,374	$46,475

Note F--Inventories

The components of inventories were:

	July 31,	April 30,
(in thousands)	2014	2014
Raw materials	$16,039	$13,756
Work-in-process	19,746	19,179
Finished goods	14,532	13,439

Total FIFO inventories	50,317	46,374

Reserve to adjust inventories to LIFO value	(14,860)	(14,851)

Total LIFO inventories	$35,457	$31,523

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

The following is a reconciliation of the Company’s warranty liability, which is included in other accrued expenses on the balance sheet:

	Three Months Ended
	July 31,
(in thousands)	2014	2013
Beginning balance at May 1	$1,910	$1,795
Accrual	3,938	2,546
Settlements	(3,362)	(2,596)

Ending balance at July 31	$2,486	$1,745

Note H--Cash Flow

Supplemental disclosures of cash flow information:

	Three Months Ended
	July 31,
(in thousands)	2014	2013
Cash paid during the period for:
Interest	$144	$143
Income taxes	$196	$127

Note I--Pension Benefits

Effective April 30, 2012, the Company froze all future benefit accruals under the Company’s hourly and salary defined-benefit pension plans.

Net periodic pension (benefit) cost consisted of the following for the three months ended July 31, 2014 and 2013:

	Three Months Ended
	July 31,
(in thousands)	2014	2013
Interest cost	$1,617	$1,551
Expected return on plan assets	(1,917)	(1,778)
Recognized net actuarial loss	216	282

Net periodic pension (benefit) cost	$(84)	$55

The Company expects to contribute $4.3 million to its pension plans in fiscal 2015, which represents required funding.  As of July 31, 2014, $0.5 million of contributions had been made.  The Company made contributions of $2.3 million to its pension plans in fiscal 2014.

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

During fiscal 2014, 2013 and fiscal 2012, the Company recognized aggregate pre-tax restructuring charges of $17.1 million related to the 2012 Restructuring Plan.  During the three months ended July 31, 2014, the Company recognized pre-tax restructuring charges of $3 thousand related to the 2012 Restructuring Plan.  In addition, the Company recognized recurring operating costs for the sole remaining closed facility of $28 thousand for the three months ended July 31, 2014, which are expected to continue until the plant is sold.

As of July 31, 2014, the Company had one manufacturing plant classified as held for sale, which was closed in connection with the 2012 Restructuring Plan.  During the fourth quarter of fiscal 2014, the Company sold its closed plant located in Hazard, Kentucky. The Company believes that the remaining $1.0 million net book value of the property classified as held for sale is fully recoverable.  This asset is included in Other Assets on the Company’s balance sheet at July 31, 2014.

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

The following table summarizes the fair values of assets that are recorded in the Company’s unaudited condensed consolidated financial statements as of July 31, 2014 and April 30, 2014 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of July 31, 2014
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$38,877	$0	$0
Mutual funds	1,228	0	0
Total assets at fair value	$40,105	$0	$0

	As of April 30, 2014
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$38,877	$0	$0
Mutual funds	1,204	0	0
Total assets at fair value	$40,081	$0	$0

Note L--Loans Payable and Long-Term Debt

The Company’s outstanding indebtedness and other obligations to Wells Fargo are secured by substantially all of the Company’s assets.  Under the terms of its revolving credit facility, the Company must: (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.25 to 1.0 measured on a rolling four-quarter basis; and (3) comply with other customary affirmative and negative covenants.  The Company was in compliance with all covenants specified in the credit facility as of July 31, 2014, including as follows: (1) the Company’s ratio of total liabilities to tangible net worth at July 31, 2014 was 0.7 to 1.0; and (2) cash flow to fixed charges for its most recent four quarters was 3.18 to 1.0.

Note M--Income Taxes

The Company’s effective income tax rate for the first quarter of fiscal 2015 was 29.2%, compared with 37.7% in the comparable period of the prior fiscal year.  The lower effective tax rate in fiscal 2015 was the result of the Company finalizing a federal research and experimentation tax credit for fiscal years 2011 through 2014 of $1.1 million.

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of July 31, 2014.

Item 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes, both of which are included in Part I, Item 1 of this report.  The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2014.

 Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts.  These statements may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  In most cases, the reader can identify forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “would,” “plan,” “may” or other similar words.  Forward-looking statements contained in this report, including elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations, are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements.  In addition, the Company participates in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings or deterioration in financial condition.  Factors that could cause actual results to differ materially from those in forward-looking statements made in this report include but are not limited to:

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

Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report, including elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and also in the Company's most recent Annual Report on Form 10-K for the fiscal year ended April 30, 2014, filed with the SEC, including under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A, "Risk Factors," and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."  While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a material adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes, speaks only as of the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent dealers and distributors.  At July 31, 2014, the Company operated 9 manufacturing facilities and 9 service centers across the country.

The three-month period ended July 31, 2014 was the Company’s first quarter of its fiscal year that ends on April 30, 2015 (fiscal 2015).  During the first quarter of fiscal 2015, the Company experienced improving market conditions from the housing market downturn that began in 2007.

The Company’s remodeling based business was impacted by the following trends during the first quarter of the Company’s fiscal 2015:

•
Residential investment as a percentage of gross domestic product as tracked by the U.S. Department of Commerce for the second calendar quarter of 2014 remained flat at 3.1% for the last three calendar quarters;

•
While the median price per existing home sold improved from the same period one year ago by 4% according to data provided by the National Association of Realtors, existing home sales continued to decline through the second quarter of 2014;

•	The unemployment rate improved marginally, but was still elevated versus historical norms at 6.2% as of July 2014 according to data provided by the U.S. Department of Labor;

•	Mortgage interest rates decreased slightly with a thirty-year fixed mortgage rate of approximately 4.1% in June 2014 compared to 4.3% during the same period in the prior year; and

•	Consumer sentiment as tracked by Thomson Reuters/University of Michigan declined from 85.1 in July 2013 to 81.8 in July 2014.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, housing affordability and sales reported by the Kitchen Cabinet Manufacturers Association (KCMA), a trade organization which issues the aggregate sales that have been reported by its members including the largest cabinet manufacturers in the United States.  Based on the totality of factors listed above, the Company believes that the cabinet remodeling market increased in the low teens during the first three months of fiscal 2015.

The Company’s largest remodeling customers and competitors continued to utilize sales promotions in the Company’s product category to boost sales.  These promotions consisted of free products and/or cash discounts to consumers based upon the amount or type of cabinets they purchased.  The Company strives to maintain its promotional levels in line with market activity, with a goal of remaining competitive.  The Company experienced promotional levels during the first quarter of fiscal 2015 that were slightly lower than those experienced in the same periods of the prior year.

The Company’s remodeling sales increased 17% during the first quarter of fiscal 2015, compared with the same prior-year period.  Management believes that the Company has gained market share within its primary channels of distribution but that those channels, primarily big box home improvement retailers, have lost share to other channels, primarily independent dealers. As we continue to ramp up the development of our Waypoint brand, we gained share and grew our dealer business at a faster rate than both the overall remodel and dealer channels.

Regarding new construction markets, the Company believes that fluctuations in single-family housing starts are the best indicator of cabinet activity.  Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts rose by 6.5% during the first three months of the Company’s fiscal 2015 over prior year levels.

The Company believes it continued to realize strong market share gains in its new construction channel with sales increasing by more than 20% in the first quarter of fiscal 2015 when compared with the same periods of fiscal 2014. The gains in market share are driven by our partnerships with national and regional builders that are gaining share of total starts, an increase in share penetration, and the better than average health of markets we serve.

The Company’s total net sales rose by 19% during the first quarter of fiscal 2015 compared to the same prior-year period, which management believes was driven primarily by a rise in the overall market activity and market share gains in new construction sales.

The Company’s gross margin rate for the first quarter of fiscal 2015 was 17.5%, down from 18.9% in the prior year’s first quarter.  The decline in the first quarter gross margin was due to material inflation and additional crewing and infrastructure to support higher levels of anticipated sales and installation activity.  These improvements were offset by the beneficial impact of increased sales volume and operating efficiencies.

During the third quarter of fiscal 2012, the Company announced several initiatives designed to reduce its cost base (the 2012 Restructuring). All of these initiatives were completed either prior to or just after the beginning of the Company’s fiscal 2013.  The vast majority of the charges related to these activities were reflected in the Company’s results during fiscal 2012 and, to a lesser extent, fiscal 2013 and 2014.  The Company recorded nominal amounts during the first quarter of fiscal 2015 in connection with these initiatives.  The Company continues to include in “Other Assets,” at an aggregate $1.0 million net book value a plant held for sale that was closed in the 2012 Restructuring.

 As of July 31, 2014 and April 30, 2014, the Company had total net deferred tax assets of $27.0 million.  The Company regularly considers the need for a valuation allowance against its deferred tax assets. The Company had a history of profitable operations for 16 consecutive years, from 1994 to 2009, followed by losses that coincided with the industry downturn from 2010 to 2012. Growth in the Company’s deferred tax assets resulted primarily from growth in its defined benefit pension liabilities and the impact of its losses prior to fiscal 2013. The Company earned sufficient net income during fiscal 2013 to fully utilize all of its U.S. federal net operating loss carryforward.  To fully realize the remainder of its net deferred tax assets, the Company will need to, among other things, substantially reduce its net unfunded pension obligation of $41.5 million at April 30, 2014. The Company took definitive actions when it froze its pension plans as part of the 2012 Restructuring to enhance the probability that this objective is achieved in the future.

The Company resumed the funding of its pension plans during fiscal year 2012, and expects to continue funding these plans for the foreseeable future, which will reduce both its unfunded pension plan obligation and its deferred tax asset. These actions, coupled with the recent improvement in the U.S. housing market and the Company’s continued ability to grow its sales at a faster rate than its competitors, have enabled the Company to generate net income and reduce its deferred tax assets and unfunded pension obligation beginning in fiscal 2013 and continuing through the first three months of fiscal 2015.  The Company believes that the positive evidence of the housing industry improvement, coupled with the benefits from the Company’s successful restructuring and continued market share gains have already driven a return to profitability that is expected to continue, and that the combined impact of these positive factors outweighs the negative factor of the Company’s previous losses.  Accordingly, management has concluded it is more likely than not that the Company will realize its deferred tax assets.

The Company earned net income of $9.2 million for the first quarter of fiscal 2015, compared with $6.7 million in the first quarter of its prior fiscal year. Net income for the first quarter of fiscal 2015 includes a $1.1 million one-time federal research and experimentation tax credit for fiscal years 2011 through 2014. Exclusive of after-tax restructuring charges and one-time tax credits, the Company earned net income of $8.2 million for the first quarter of fiscal 2015, compared with $6.7 million in the first quarter of its prior fiscal year.

Results of Operations

	Three Months Ended
	July 31,
(in thousands)	2014	2013	Percent Change

Net sales	$211,917	$178,095	19%
Gross profit	37,114	33,715	10
Selling and marketing expenses	15,515	14,484	7
General and administrative expenses	8,411	8,401	—

Net Sales.    Net sales were $211.9 million for the first quarter of fiscal 2015, an increase of 19% compared with the first quarter of fiscal 2014.  Overall unit volume for the three-month period ended July 31, 2014 improved by 10%, while average revenue per unit increased 8%, driven by modest improvements in the Company’s sales mix and pricing.

Gross Profit.  Gross profit margin for the first quarter of fiscal 2015 was 17.5%, compared with 18.9% for the same period of fiscal 2014.  Specific changes and additional information included:

•
Materials costs increased as a percentage of net sales by 1.3% during the first quarter of fiscal 2015, compared with the comparable prior-year period, driven primarily by inflationary pressures in hardwood lumber and packaging;

•
Overhead and installation costs increased by 0.6% of net sales in the first quarter of fiscal 2015, compared with the comparable prior year period, due to increased infrastructure to support higher levels of anticipated sales and installation activity.  This increase was partially offset by the increased sales volume as increased utilization resulted in leverage on our semi-fixed and fixed capacities;

•	Freight costs improved by 0.4% of net sales during the first quarter of fiscal 2015, compared with comparable prior year periods, due to higher volume across our delivery network; and

•
Labor costs improved by 0.1% of net sales in the first quarter of fiscal 2015, compared with the comparable prior year period, as the increased sales volume resulted in more efficient labor costs than in the prior-year period.

Selling and Marketing Expenses.    Selling and marketing expenses were 7.3% of net sales in the first quarter of fiscal 2015, compared with 8.1% of net sales for the same period in fiscal 2014.  Selling and marketing costs increased by 7% in relation to the 19% increase in net sales during the first quarter of fiscal 2015.  The increase in sales and marketing costs is due to timing of product launch costs and increased sales compensation costs related to the Company’s increased sales levels.

General and Administrative Expenses.  General and administrative expenses were 4.0% of net sales in the first quarter of fiscal 2015, compared with 4.7% of net sales in the first quarter of fiscal 2014. General and administrative costs were flat during the first quarter compared with the comparable prior-year period.

Effective Income Tax Rates.    The Company’s effective income tax rate for the first quarter of fiscal 2015 was 29.2%, compared with 37.7% in the comparable period of the prior fiscal year.  The lower effective tax rate in fiscal 2015 was the result of the Company finalizing a federal research and experimentation tax credit for fiscal years 2011 through 2014 of $1.1 million.

Outlook.  The Company believes that housing prices will continue to improve, driven by employment growth and a resumption of growth in new household formation. However, the Company expects that while the cabinet remodeling market will show modest improvement during the remainder of fiscal 2015 it will continue to be below historical averages. The Company expects that its remodeling sales for the remainder of fiscal 2015 will continue at a rate that reflects the industry-wide cabinet sales for the remodeling market and we will maintain share in our channels of distribution.  The Company regularly assesses market conditions for pricing and promotional levels.

The Company expects that single-family housing starts and in turn, cabinet new construction market sales, will grow at a double digit rate during its fiscal year 2015, with stronger growth projected in the second half of the year, and that the Company’s new construction sales growth will continue to exceed this level for the remainder of its fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents totaled $138.1 million at July 31, 2014, representing a $2.4 million increase from its April 30, 2014 levels, and a $37.7 million increase from its July 31, 2013 balance.  At July 31, 2014, total long-term debt (including current maturities) was $21.7 million, up $0.1 million from its balance at April 30, 2014.  The Company’s ratio of long-term debt to total capital was 9.3% at July 31, 2014, compared with 9.7% at April 30, 2014.

The Company’s main source of liquidity is its existing cash and cash equivalents on hand and cash generated from its operating activities. The Company can borrow up to $35 million under its revolving credit facility with Wells Fargo Bank, N.A. (Wells Fargo), subject to a maximum borrowing base equal to 75% of eligible accounts receivable, 50% of eligible pre bill reserves and up to $20 million for equipment value (each as defined in the credit agreement).  At July 31, 2014, $10 million of loans and $3.7 million of letters of credit were outstanding under the facility, and the Company had additional borrowing base availability of $25.0 million.

Cash provided by operating activities in the first three months of fiscal 2015 was $9.3 million, compared with $2.3 million in the comparable period of fiscal 2014.  The increase in cash generated by operating activities was driven primarily by the $2.6 million increase in the Company’s net income and changes in working capital.

The Company’s investing activities primarily consist of capital expenditures and investments in promotional displays.  Net cash used for investing activities was $3.3 million in the first three months of fiscal 2015, compared with $3.0 million in the comparable period of fiscal 2014. The increase in cash used of $0.3 million was driven by increases aggregating $0.2 million in outflows for capital expenditures and promotional displays. The Company’s year-to-date gross investment in capital expenditures and promotional displays for fiscal 2015 was $3.3 million through July 31, 2014.  The Company expects that its gross outlays for capital expenditures and promotional displays will increase during fiscal 2015, compared with $11.4 million in fiscal 2014.  On August 21, 2012, the Board of Directors of the Company approved a $30 million capital expansion project. The Company expects to incur approximately $13 million related to this expansion in fiscal 2015.

The Company generated positive free cash flow (defined as net cash provided (used) by operating activities less net cash used for investing activities) of $6.0 million in the first three months of fiscal 2015, compared with negative free cash flow of $0.7 million in the first three months of fiscal 2014.  The Company’s free cash flow increased by $6.7 million for the first three months of fiscal 2015 compared with the prior-year period, driven by the increase in cash flow from operating activities.

During the first three months of fiscal 2015, net cash used by financing activities was $3.6 million, compared with $4.2 million of net cash provided in the comparable period of the prior fiscal year.  The decrease was driven by the Company’s receipt of $0.6 million during the current fiscal year from employees’ exercise of stock options compared to $4.2 million in the same period of the prior year, as well as stock repurchases of $4.1 million during the first three months of fiscal 2015.

Under a stock repurchase authorization approved by its Board of Directors on November 21, 2013, the Company is authorized to purchase up to $10 million of the Company’s common shares. Repurchases may be made from time to time through December 31, 2014 at prices and on terms the Company deems appropriate. At July 31, 2014, approximately $2.8 million remained authorized by the Company’s Board of Directors to repurchase the Company’s common shares. The Company purchased a total of 130,000 common shares, for an aggregrate purchase price of $4.1 million, during the first three months of fiscal 2015. The Company continues to evaluate its cash on hand and prospects for future cash generation, and compare these against its plans for future capital expenditures. Although the evaluation of its future capital expenditures is ongoing, the Company expects that it will make repurchases of its common shares from time to time during the remainder of the 2014 calendar year, subject to the Company’s financial condition, capital requirements, results of operations and any other factors then deemed relevant. See Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for further information on share repurchases.

The Company’s outstanding indebtedness and other obligations to Wells Fargo are secured by substantially all of the Company’s assets.  Under the terms of its revolving credit facility, the Company must: (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.25 to 1.0 measured on a rolling four-quarter basis; and (3) comply with other customary affirmative and negative covenants.  The Company was in compliance with all covenants specified in the credit facility as of July 31, 2014, including as follows: (1) the Company’s ratio of total liabilities to tangible net worth at July 31, 2014 was 0.7 to 1.0; and (2) cash flow to fixed charges for its most recent four quarters was 3.18 to 1.0.

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

Critical Accounting Policies

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no significant changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Since the fiscal year ended April 30, 2014, the Company had no material exposure to changes in interest rates for its debt agreements.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 31, 2014.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.  In addition, there has been no change in the Company's internal control over financial reporting that occurred during the quarter ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the Company’s business.  The Company does not have any litigation that does not constitute ordinary, routine litigation incidental to its business.

Item 1A. Risk Factors

Risk factors that may affect the Company’s business, results of operations and financial condition are described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2014.  Additional risks are discussed elsewhere in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Forward-Looking Statements” and “Outlook.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details share repurchases made the Company during the first quarter of fiscal 2015:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (000)
	(1)	Per Share	Programs	(1)
May 1 - 31, 2014	—	—	—	$6,859
June 1 - 30, 2014	—	—	—	$6,859
July 1 - 31, 2014	130,000	$31.26	130,000	$2,794
Quarter ended July 31, 2014	130,000	$31.26	130,000	$2,794

(1) On November 21, 2013, the Board of Directors of the Company authorized the repurchase of up to $10 million of the Company’s common shares. Repurchases may be made from time to time through December 31, 2014 in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company’s cash requirements for other purposes, compliance with the covenants under the Company’s revolving credit facility, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management expects to fund share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. In the first quarter of fiscal 2015, the Company repurchased 130,000 shares for an aggregate purchase price of $4.1 million.  At July 31, 2014, $2.8 million remained authorized by the Company’s Board of Directors to repurchase the Company’s common shares.

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

3.2	Bylaws – as amended and restated August 21, 2014 (Filed Herewith).

4.1	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2).

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

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/M. Scott Culbreth
M. Scott Culbreth
Senior Vice President and Chief Financial Officer

Date: August 29, 2014
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

3.2	Bylaws – as amended and restated August 21, 2014 (Filed Herewith).

4.1	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2).

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

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).