Form 10-Q
period 2014-10-31
AMERICAN WOODMARK CORP
filed 2014-11-26
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	October 31, 2014

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-14798

American Woodmark Corporation
(Exact name of registrant as specified in its charter)

Virginia		54-1138147
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3102 Shawnee Drive, Winchester, Virginia		22601
(Address of principal executive offices)		(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ___  No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 24, 2014,  15,829,023  shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	PAGE NUMBER

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets--October 31, 2014 and April 30, 2014	3

	Condensed Consolidated Statements of Income--Three months ended October 31, 2014 and 2013; Six months ended October 31, 2014 and 2013	4

	Condensed Consolidated Statements of Comprehensive Income-- Three months ended October 31, 2014 and 2013; Six months ended October 31, 2014 and 2013	5

	Condensed Consolidated Statements of Cash Flows--Six months ended October 31, 2014 and 2013	6

	Notes to Condensed Consolidated Financial Statements--October 31, 2014	7-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6.	Exhibits	19

SIGNATURES		20

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	October 31, 2014	April 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$130,863	$135,700
Investments - certificates of deposit	18,000	—
Customer receivables, net	54,784	46,475
Inventories	35,335	31,523
Prepaid expenses and other	3,958	3,862
Deferred income taxes	8,273	7,856
Total Current Assets	251,213	225,416

Property, plant and equipment, net	76,202	74,049
Promotional displays, net	5,309	5,571
Deferred income taxes	17,938	19,194
Other assets	4,923	5,834
TOTAL ASSETS	$355,585	$330,064

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$31,202	$29,175
Current maturities of long-term debt	1,316	1,146
Accrued compensation and related expenses	26,687	28,156
Accrued marketing expenses	9,332	8,089
Other accrued expenses	11,071	9,853
Total Current Liabilities	79,608	76,419

Long-term debt, less current maturities	20,315	20,453
Defined benefit pension liabilities	39,645	41,543
Other long-term liabilities	1,279	1,104

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at October 31, 2014: 15,797,198;
at April 30, 2014: 15,476,298	138,347	127,371
Retained earnings	102,108	89,154
Accumulated other comprehensive loss -
Defined benefit pension plans	(25,717)	(25,980)
Total Shareholders' Equity	214,738	190,545
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$355,585	$330,064

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013

Net sales	$217,693	$190,532	$429,610	$368,627
Cost of sales and distribution	180,712	158,258	355,515	302,638
Gross Profit	36,981	32,274	74,095	65,989

Selling and marketing expenses	16,296	15,867	31,811	30,351
General and administrative expenses	8,245	7,590	16,656	15,991
Restructuring charges, net	—	31	3	113
Insurance proceeds	—	—	—	(94)
Operating Income	12,440	8,786	25,625	19,628

Interest expense	150	186	314	372
Other income	(32)	(31)	(65)	(57)
Income Before Income Taxes	12,322	8,631	25,376	19,313

Income tax expense	4,651	3,360	8,467	7,387

Net Income	$7,671	$5,271	$16,909	$11,926

Net Earnings Per Share

Weighted Average Shares Outstanding
Basic	15,672,198	15,230,584	15,602,150	15,089,995
Diluted	15,960,236	15,581,605	15,864,560	15,479,180

Net earnings per share
Basic	$0.49	$0.35	$1.08	$0.79
Diluted	$0.48	$0.34	$1.07	$0.77

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013

Net income	$7,671	$5,271	$16,909	$11,926

Other comprehensive income, net of tax:
Change in pension benefits, net of deferred tax of $(84) and $(110), and $(167) and $(220), for the three and six months ended October 31, 2014 and 2013, respectively	132	173	263	345

Total Comprehensive Income	$7,803	$5,444	$17,172	$12,271

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	October 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$16,909	$11,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,390	7,183
Net (gain) loss on disposal of property, plant and equipment	32	(10)
Gain on insurance recoveries	—	(94)
Stock-based compensation expense	1,764	1,730
Deferred income taxes	1,209	3,085
Pension contributions in excess of expense	(1,465)	(847)
Tax benefit from stock-based compensation	(35)	(475)
Other non-cash items	2,600	437
Changes in operating assets and liabilities:
Customer receivables	(8,452)	(10,261)
Inventories	(4,732)	(2,287)
Prepaid expenses and other assets	(75)	(579)
Accounts payable	2,027	3,032
Accrued compensation and related expenses	(1,470)	611
Other accrued expenses	2,935	2,361
Net Cash Provided by Operating Activities	18,637	15,812

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(6,347)	(3,793)
Proceeds from sales of property, plant and equipment	15	50
Proceeds from insurance recoveries	—	94
Investment in certificates of deposit	(18,000)	—
Investment in promotional displays	(1,652)	(2,147)
Net Cash Used by Investing Activities	(25,984)	(5,796)

FINANCING ACTIVITIES
Payments of long-term debt	(614)	(456)
Proceeds from issuance of common stock	7,850	11,498
Repurchase of common stock	(5,053)	—
Notes receivable, net	292	—
Tax benefit from stock-based compensation	35	475
Net Cash Provided by Financing Activities	2,510	11,517

Net Increase (Decrease) in Cash and Cash Equivalents	(4,837)	21,533

Cash and Cash Equivalents, Beginning of Period	135,700	96,971

Cash and Cash Equivalents, End of Period	$130,863	$118,504

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.    Operating results for the three- and six-month periods ended October 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2015.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2014 filed with the U.S. Securities Exchange Commission (SEC).

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

Note C--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands, except per share amounts)	2014	2013	2014	2013
Numerator used in basic and diluted net earnings
per common share:
Net income	$7,671	$5,271	$16,909	$11,926
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	15,672	15,231	15,602	15,090
Effect of dilutive securities:
Stock options and restricted stock units	288	351	262	389
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	15,960	15,582	15,865	15,479
Net earnings per share
Basic	$0.49	$0.35	$1.08	$0.79
Diluted	$0.48	$0.34	$1.07	$0.77

The Company repurchased a total of 33,326 and 163,326 shares of its common stock during the three- and six-month periods ended October 31, 2014, respectively. Potentially dilutive securities of 0.0 million and 0.1 million shares for the three-month periods ended October 31, 2014 and 2013, respectively, and 0.2 million and 0.1 million shares for the six-month periods ended October 31, 2014, respectively, were excluded from the calculation of net earnings per share, as the effect would be anti-dilutive.

Note D--Stock-Based Compensation

The Company has various stock-based compensation plans.  During the quarter ended October 31, 2014, the Board of Directors of the Company approved grants of a total of 13,600 service-based restricted stock units (RSUs) to non-employee directors. These service-based RSUs vest daily through the end of the two-year vesting period as long as the recipient continuously remains a member of the Board, and entitle the recipient to receive one share of the Company's common stock per unit granted. During the six-months ended October 31, 2014, the Board of Directors of the Company also approved grants of non-statutory stock options and service-based and performance-based RSUs to key employees.  The employee non-statutory stock option grants totaled 66,600 shares of the Company’s common stock with an exercise price of $29.92 per share. The options vest evenly over a three-year period and have a ten-year contractual term. The employee performance-based RSUs totaled 79,500 units and the employee service-based RSUs totaled 26,500 units. The performance-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if they remain continuously employed with the Company until the units vest.  All of the Company’s RSUs granted to employees cliff-vest three years from the grant date.

For the three- and six-month periods ended October 31, 2014 and 2013, stock-based compensation expense was allocated as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
(in thousands)	2014	2013	2014	2013
Cost of sales and distribution	$127	$102	$282	$242
Selling and marketing expenses	216	162	473	381
General and administrative expenses	478	605	1,009	1,107
Stock-based compensation expense	$821	$869	$1,764	$1,730

During the six months ended October 31, 2014, the Board of Directors of the Company also approved grants of 10,416 cash-settled performance-based restricted stock tracking units (RSTUs) and 3,584 cash-settled service-based RSTUs for more junior level employees who previously received RSU grants under the Company’s shareholder approved plan.  Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of a share of our common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of a share of our common stock as of the payment date if they remain continuously employed with the Company until the units vest.  The RSTUs cliff-vest three years from the grant date.  Since the RSTUs will be settled in cash, the grant date fair value of these awards is recorded as a liability until the date of payment.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value.  The Company recognized expense of $115 thousand and $24 thousand for the three-month periods ended October 31, 2014 and 2013, respectively, and $164 thousand and $41 thousand for the six-month periods ended October 31, 2014 and 2013, respectively, related to RSTUs. A liability for payment of the RSTUs is included in the Company's balance sheets in the amount of $242 thousand and $78 thousand as of October 31, 2014 and April 30, 2014 , respectively.

Note E--Customer Receivables

The components of customer receivables were:

	October 31,	April 30,
(in thousands)	2014	2014
Gross customer receivables	$57,395	$48,943
Less:
Allowance for doubtful accounts	(128)	(102)
Allowance for returns and discounts	(2,483)	(2,366)

Net customer receivables	$54,784	$46,475

Note F--Inventories

The components of inventories were:

	October 31,	April 30,
(in thousands)	2014	2014
Raw materials	$17,056	$13,756
Work-in-process	18,887	19,179
Finished goods	14,262	13,439

Total FIFO inventories	50,205	46,374

Reserve to adjust inventories to LIFO value	(14,870)	(14,851)

Total LIFO inventories	$35,335	$31,523

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

The following is a reconciliation of the Company’s warranty liability, which is included in other accrued expenses on the balance sheet:

	Six Months Ended
	October 31,
(in thousands)	2014	2013
Beginning balance at May 1	$1,910	$1,795
Accrual	7,777	5,950
Settlements	(7,084)	(5,820)

Ending balance at October 31	$2,603	$1,925

Note H--Cash Flow

Supplemental disclosures of cash flow information:

	Six Months Ended
	October 31,
(in thousands)	2014	2013
Cash paid during the period for:
Interest	$301	$290
Income taxes	$7,935	$3,849

Note I--Pension Benefits

Effective April 30, 2012, the Company froze all future benefit accruals under the Company’s hourly and salary defined-benefit pension plans.

Net periodic pension (benefit) cost consisted of the following for the three months and six months ended October 31, 2014 and 2013:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2014	2013	2014	2013
Interest cost	$1,617	$1,551	$3,233	$3,101
Expected return on plan assets	(1,917)	(1,778)	(3,833)	(3,556)
Recognized net actuarial loss	216	282	433	565

Net periodic pension (benefit) cost	$(84)	$55	$(167)	$110

The Company expects to contribute $4.3 million to its pension plans in fiscal 2015, which represents required funding.  As of October 31, 2014, $1.3 million of contributions had been made.  The Company made contributions of $2.3 million to its pension plans in fiscal 2014.

Note J--Restructuring Charges

In the third quarter of fiscal 2012, the Company announced a restructuring initiative (“2012 Restructuring Plan”) that committed to the closing of two of the Company’s manufacturing plants located in Hardy County, West Virginia and Hazard, Kentucky, offering its previously idled plant in Tahlequah, Oklahoma for sale, and realigning its retirement program, including freezing the Company’s defined benefit pension plans.  Operations ceased at the Hazard plant in April 2012 and at the Hardy County plant in May 2012, and the idled plant in Tahlequah, Oklahoma was sold in October 2012.  The 2012 Restructuring Plan was adopted to reduce costs and increase the Company’s capacity utilization rates.

During fiscal 2014, 2013 and fiscal 2012, the Company recognized aggregate pre-tax restructuring charges of $17.1 million related to the 2012 Restructuring Plan.  During the six months ended October 31, 2014, the Company recognized pre-tax restructuring charges of $3 thousand related to the 2012 Restructuring Plan.  In addition, the Company recognized recurring operating costs for the sole remaining closed facility of $57 thousand for the six months ended October 31, 2014, which are expected to continue until the plant is sold.

As of October 31, 2014, the Company had one manufacturing plant classified as held for sale, which was closed in connection with the 2012 Restructuring Plan.  During the fourth quarter of fiscal 2014, the Company sold its closed plant located in Hazard, Kentucky. The Company believes that the remaining $1.0 million net book value of the property classified as held for sale is fully recoverable.  This asset is included in Other Assets on the Company’s balance sheet at October 31, 2014.

Note K--Fair Value Measurements

The Company utilizes the hierarchy of fair value measurements to classify certain of its assets and liabilities based upon the following definitions:
Level 1- Investments with quoted prices in active markets for identical assets or liabilities. The Company’s cash equivalents are invested in money market funds, mutual funds and certificates of deposit. The Company’s mutual fund investment assets represent contributions made and invested on behalf of the Company’s executive officers in a supplementary employee retirement plan.

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

The following table summarizes the fair values of assets that are recorded in the Company’s unaudited condensed consolidated financial statements as of October 31, 2014 and April 30, 2014 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of October 31, 2014
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$30,480	$—	$—
Mutual funds	1,253	—	—
Certificates of deposit	21,750	—	—
Total assets at fair value	$53,483	$—	$—

	As of April 30, 2014
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$38,877	$—	$—
Mutual funds	1,204	—	—
Total assets at fair value	$40,081	$—	$—

Note L--Loans Payable and Long-Term Debt

Effective September 1, 2014, Wells Fargo amended the Company's credit facility to extend the maturity date for borrowings outstanding under the credit facility from December 31, 2015 to December 31, 2018; to provide that the line of credit is unsecured; to modify the interest on the outstanding principal balance of the note as either (i) a fluctuating rate per annum determined by Wells Fargo to be the daily one month LIBOR rate in effect from time to time plus the applicable margin, or (ii) a fixed rate per annum determined by Wells Fargo to be the index above LIBOR in effect on the first day of the applicable Fixed Rate Term; to lower the unused commitment fee from 0.30% to 0.15%; and to establish a requirement that the Company maintain a ratio of cash flow to fixed charges of not less than 1.5 to 1.0 measured at the end of each fiscal quarter on a rolling four-quarter basis. Under the terms of its revolving credit facility, the Company must also (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; and (2) comply with other customary affirmative and negative covenants.  The Company was in compliance with all covenants specified in the credit facility as of October 31, 2014, including as follows: (1) the Company’s ratio of total liabilities to tangible net worth at October 31, 2014 was 0.7 to 1.0; and (2) cash flow to fixed charges for its most recent four quarters was 3.07 to 1.0.

Note M--Income Taxes

The Company’s effective income tax rate for the three and six month periods ended October 31, 2014 were 37.7% and 33.4%, respectively, compared with 38.9% and 38.2%, respectively, in the comparable periods of the prior fiscal year.  The lower effective tax rates in fiscal 2015 were the result of the Company operating at a higher net income than in the prior year periods and more favorable permanent tax differences, including finalizing a federal research and experimentation tax credit for fiscal years 2011 through 2014 of $1.1 million during the first quarter of the fiscal year.

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of October 31, 2014.

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

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent dealers and distributors.  At October 31, 2014, the Company operated 9 manufacturing facilities and 9 service centers across the country.

The three-month period ended October 31, 2014 was the Company’s second quarter of its fiscal year that ends on April 30, 2015 (fiscal 2015).  During the second quarter of fiscal 2015, the Company experienced improving market conditions from the housing market downturn that began in 2007.

The Company’s remodeling based business was impacted by the following trends during the second quarter of the Company’s fiscal 2015:

•
Residential investment as a percentage of gross domestic product as tracked by the U.S. Department of Commerce for the third calendar quarter of 2014 remained flat at 3.1% for the last four calendar quarters;

•
While the median price per existing home sold improved from the same period one year ago by 5.6% according to data provided by the National Association of Realtors, existing home sales continued to decline through the third quarter of 2014;

•	The unemployment rate improved marginally to 5.8% as of October 2014 according to data provided by the U.S. Department of Labor;

•	Mortgage interest rates decreased slightly with a thirty-year fixed mortgage rate of approximately 4.2% in September 2014 compared to 4.5% during the same period in the prior year; and

•	Consumer sentiment as tracked by Thomson Reuters/University of Michigan was 86.9 in October 2014, the highest reading since July 2007.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, housing affordability and sales reported by the Kitchen Cabinet Manufacturers Association (KCMA), a trade organization which issues the aggregate sales that have been reported by its members including the largest cabinet manufacturers in the United States.  Based on the totality of factors listed above, the Company believes that the cabinet remodeling market increased in the high single digits during the second quarter of fiscal 2015.

The Company’s largest remodeling customers and competitors continued to utilize sales promotions in the Company’s product category to boost sales.  These promotions consisted of free products and/or cash discounts to consumers based upon the amount or type of cabinets they purchased.  The Company strives to maintain its promotional levels in line with market activity, with a goal of remaining competitive.  The Company experienced promotional levels during the second quarter of fiscal 2015 that were slightly lower than those experienced in the same periods of the prior year.

The Company’s remodeling sales increased 5% during the second quarter and 11% during the first half of fiscal 2015, compared with the same prior-year periods.  Management believes that the Company has maintained market share within its primary channels of distribution but that those channels, primarily big box home improvement retailers, have lost share to other channels, primarily independent dealers. As we continue to ramp up the development of our Waypoint brand, we gained share and grew our dealer business at a faster rate than both the overall remodel and dealer channels.

Regarding new construction markets, the Company believes that fluctuations in single-family housing starts are the best indicator of cabinet activity.  Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts rose by 3.8% during the second quarter of the Company’s fiscal 2015 over comparable prior year levels.

The Company believes it continued to realize strong market share gains in its new construction channel with sales increasing by more than 20% in the second quarter and first half of fiscal 2015 when compared with the same periods of fiscal 2014. The gains in market share are driven by our partnerships with national and regional builders that are gaining share of total starts, an increase in share penetration, and the better than average health of markets we serve.

The Company’s total net sales rose by 14% during the second quarter and 17% during the first half of fiscal 2015 compared to the same prior-year periods, which management believes was driven primarily by a rise in the overall market activity and market share gains in new construction sales.

The Company’s gross margin rate for the second quarter of fiscal 2015 was 17.0%, up from 16.9% in the prior year’s second quarter, and 17.2% for the first half of fiscal 2015, compared with 17.9% in the prior year's first half.  Gross profit in the second quarter was favorably impacted by higher sales volume and improved operating efficiency that was partially offset by material inflation, costs associated with crewing and infrastructure to support higher levels of sales and installation activity, inventory write-off costs associated with new product launches and higher employee benefit costs. The decline in the gross margin for the first half of fiscal 2015 was due to material inflation and costs associated with crewing and infrastructure to support higher levels of sales and installation activity, which more than offset the beneficial impact of increased sales volume and operating efficiencies.

During the third quarter of fiscal 2012, the Company announced several initiatives designed to reduce its cost base (the 2012 Restructuring). All of these initiatives were completed either prior to or just after the beginning of the Company’s fiscal 2013.  The vast majority of the charges related to these activities were reflected in the Company’s results during fiscal 2012 and, to a lesser extent, fiscal 2013 and 2014.  The Company recorded nominal amounts during the first half of fiscal 2015 in connection with these initiatives.  The Company continues to include in “Other Assets,” at an aggregate $1.0 million net book value, a plant held for sale that was closed in the 2012 Restructuring.

As of October 31, 2014, the Company had total net deferred tax assets of $26.2 million, down from $27.0 million at April 30, 2014.  The Company regularly considers the need for a valuation allowance against its deferred tax assets. The Company had a history of profitable operations for 16 consecutive years, from 1994 to 2009, followed by losses that coincided with the industry downturn from 2010 to 2012. Growth in the Company’s deferred tax assets resulted primarily from growth in its defined benefit pension liabilities and the impact of its losses prior to fiscal 2013. The Company earned sufficient net income during fiscal 2013 to fully utilize all of its U.S. federal net operating loss carryforward.  To fully realize the remainder of its net deferred tax assets, the Company will need to, among other things, substantially reduce its net unfunded pension obligation of $41.5 million at April 30, 2014. The Company took definitive actions when it froze its pension plans as part of the 2012 Restructuring to enhance the probability that this objective is achieved in the future.

The Company resumed the funding of its pension plans during fiscal year 2012, and expects to continue funding these plans for the foreseeable future, which will reduce both its unfunded pension plan obligation and its deferred tax asset. These actions, coupled with the recent improvement in the U.S. housing market and the Company’s continued ability to grow its sales at a faster rate than its competitors, have enabled the Company to generate net income and reduce its deferred tax assets and unfunded pension obligation beginning in fiscal 2013 and continuing through the first six months of fiscal 2015.  The Company believes that the positive evidence of the housing industry improvement, coupled with the benefits from the Company’s successful 2012 Restructuring and continued market share gains have already driven a return to profitability that is expected to continue, and that the combined impact of these positive factors outweighs the negative factor of the Company’s previous losses.  Accordingly, management has concluded it is more likely than not that the Company will realize its deferred tax assets.

The Company earned net income of $7.7 million for the second quarter of fiscal 2015, compared with $5.3 million in the second quarter of its prior fiscal year, and earned net income of $16.9 million for the first half of fiscal 2015, compared with $11.9 million in the same period of the prior year. Net income for the first half of fiscal 2015 includes a $1.1 million one-time federal research and experimentation tax credit for fiscal years 2011 through 2014. Exclusive of after-tax restructuring charges and one-time tax credits, the Company earned net income of $15.8 million for the first half of fiscal 2015, compared with $11.9 million in the first half of its prior fiscal year.

Results of Operations

	Three Months Ended			Six Months Ended
	October 31,			October 31,
(in thousands)	2014	2013	Percent Change	2014	2013	Percent Change

Net sales	$217,693	$190,532	14%	$429,610	$368,627	17%
Gross profit	36,981	32,274	15	74,095	65,989	12
Selling and marketing expenses	16,296	15,867	3	31,811	30,351	5
General and administrative expenses	8,245	7,590	9	16,656	15,991	4

Net Sales.    Net sales were $217.7 million for the second quarter of fiscal 2015, an increase of 14% compared with the second quarter of fiscal 2014.  For the first six months of fiscal 2015, net sales were $429.6 million, reflecting a 17% increase compared with the same period of fiscal 2014. Overall unit volume for the three- and six-month periods ended October 31, 2014 improved by 6% and 8%, respectively. Average revenue per unit increased 8% during the three- and six-month periods ended October 31, 2014, driven by improvements in the Company’s sales mix and pricing.

Gross Profit.  Gross profit margin for the second quarter of fiscal 2015 was 17.0%, compared with 16.9% for the same period of fiscal 2014.  Gross profit margin was 17.2% for the first half of fiscal 2015, compared with 17.9% in the first half of fiscal 2014. Specific changes and additional information included:

•
Materials costs increased as a percentage of net sales by 0.4% during the second quarter and 0.8% in the first six months of fiscal 2015, compared with the comparable prior-year periods, driven primarily by inflationary pressures in hardwood lumber and packaging;

•
Overhead and installation costs increased by 0.2% of net sales in the second quarter and 0.4% in the first six months of fiscal 2015, compared with the comparable prior year periods, due to increased infrastructure to support higher levels of anticipated sales and installation activity.  This increase was partially offset by the increased sales volume as increased utilization resulted in leverage on our semi-fixed and fixed capacities;

•
Freight costs improved by 0.5% of net sales during the second quarter and first six months of fiscal 2015, compared with comparable prior year periods, due to higher volume across our delivery network; and

•
Labor costs improved by 0.1% of net sales in the second quarter and first six months of fiscal 2015, compared with the comparable prior year periods, as the increased sales volume resulted in more efficient labor costs than in the prior-year period.

Selling and Marketing Expenses.    Selling and marketing expenses were 7.5% of net sales in the second quarter of fiscal 2015, compared with 8.3% of net sales for the same period in fiscal 2014.  For the first six months of fiscal 2015, selling and marketing costs were 7.4% of net sales, compared with 8.2% of net sales for the same period of fiscal 2014. Selling and marketing costs increased by 3% in relation to the 14% increase in net sales during the second quarter of fiscal 2015, and increased by 5% in relation to the 17% increase in net sales during the first half of fiscal 2015.  The increase in sales and marketing costs in relation to net sales during the second quarter and first half of fiscal 2015 is due to timing of product launch costs and increased personnel costs related to the Company’s increased sales levels.

General and Administrative Expenses.  General and administrative expenses were 3.8% of net sales in the second quarter and first half of fiscal 2015, compared with 4.0% of net sales in the second quarter and 4.3% of net sales in first half of fiscal 2014. General and administrative costs increased by 9% during the second quarter and 4% during the first half of fiscal 2015 compared with prior year periods. The decrease in general and administrative expenses in relation to net sales during the second quarter and first half of fiscal 2015 is due to leveraging of higher sales volume.

Effective Income Tax Rates.    The Company’s effective income tax rate for the three and six month periods ended October 31, 2014 were 37.7% and 33.4%, respectively, compared with 38.9% and 38.2%, respectively, in the comparable periods of the prior fiscal year.  The lower effective tax rates in fiscal 2015 were the result of the Company operating at a higher net income than in the prior year periods and more favorable permanent tax differences, including finalizing a federal research and experimentation tax credit for fiscal years 2011 through 2014 of $1.1 million during the first quarter of the fiscal year.

Outlook.  The Company believes that the average price of existing home sales will continue to increase driven by growth in both employment and new household formation.  In this environment, the Company expects the cabinet remodeling market will show modest improvement during the remainder of fiscal 2015 but overall activity will continue to be below historical averages.  Within the cabinet remodeling market, the Company expects independent dealers to outperform other channels of distribution primary due to their more affluent customer base.  As a result, the Company expects its remodeling sales for the remainder of fiscal 2015 to be slightly lower than the overall industry due to over indexing in the home center channel.  The Company expects to maintain share in the home center channel and to increase share in the dealer channel.

The Company expects that single-family housing starts and in turn, cabinet new construction market sales, will grow at a mid-single digit rate during its fiscal year 2015, and that the Company’s new construction sales growth will continue to exceed this level for the remainder of its fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents totaled $130.9 million at October 31, 2014, representing a $4.8 million decrease from its April 30, 2014 levels, and a $12.4 million increase from its October 31, 2013 balance.  At October 31, 2014 and April 30, 2014, total long-term debt (including current maturities) was $21.6 million.  The Company’s ratio of long-term debt to total capital was 8.6% at October 31, 2014, compared with 9.7% at April 30, 2014.

The Company’s main source of liquidity is its existing cash and cash equivalents on hand and cash generated from its operating activities. The Company can borrow up to $35 million under its revolving credit facility with Wells Fargo Bank, N.A. (Wells Fargo).  At October 31, 2014, $10 million of loans and $3.0 million of letters of credit were outstanding under the facility, and the Company had additional borrowing base availability of $25.0 million. Effective September 1, 2014, Wells Fargo amended the Company's credit facility to extend the maturity date for borrowings outstanding under the credit facility from December 31, 2015 to December 31, 2018; provide the line of credit is unsecured; modify the interest on the outstanding principal balance of the note as either (i) a fluctuating rate per annum determined by Wells Fargo to be the daily one month LIBOR rate in effect from time to time plus the applicable margin, or (ii) a fixed rate per annum determined by Wells Fargo to be the index above LIBOR in effect on the first day of the applicable Fixed Rate Term; lower the unused commitment fee from 0.30% to 0.15%; and establish a requirement that the Company maintain a ratio of cash flow to fixed charges of not less than 1.5 to 1.0 measured at the end of each fiscal quarter on a rolling four-quarter basis.

Cash provided by operating activities in the first six months of fiscal 2015 was $18.6 million, compared with $15.8 million in the comparable period of fiscal 2014.  The increase in cash generated by operating activities was driven primarily by the $5.0 million increase in the Company’s net income and partially offset by changes in working capital.

The Company’s investing activities primarily consist of capital expenditures and investments in promotional displays.  Net cash used for investing activities was $26.0 million in the first six months of fiscal 2015, compared with $5.8 million in the comparable period of fiscal 2014. The increase in cash used of $20.2 million was driven by an $18.0 million investment in short-term certificates of deposit and increases aggregating $2.0 million in outflows for capital expenditures and promotional displays. The Company’s year-to-date gross investment in capital expenditures and promotional displays for fiscal 2015 was $8.0 million through October 31, 2014.  The Company expects that its gross outlays for capital expenditures and promotional displays will increase during fiscal 2015, compared with $11.4 million in fiscal 2014.  On August 21, 2014, the Board of Directors of the Company approved a $30 million capital expansion project. The Company expects to incur approximately $13 million related to this expansion in the second half of fiscal 2015.

During the first six months of fiscal 2015, net cash provided by financing activities was $2.5 million, compared with $11.5 million in the comparable period of the prior fiscal year.  The decrease was driven by the Company’s receipt of $7.9 million during the current fiscal year from employees’ exercise of stock options compared to $11.5 million in the same period of the prior year, as well as stock repurchases of $5.1 million during the first six months of fiscal 2015.

Under a stock repurchase authorization approved by its Board of Directors on November 21, 2013, the Company is authorized to purchase up to $10 million of the Company’s common shares. Repurchases may be made from time to time through December 31, 2014 at prices and on terms the Company deems appropriate. At October 31, 2014, approximately $1.8 million remained authorized by the Company’s Board of Directors to repurchase the Company’s common shares. The Company purchased a total of 163,326 common shares, for an aggregrate purchase price of $5.1 million, during the first six months of fiscal 2015. The Company continues to evaluate its cash on hand and prospects for future cash generation, and compare these against its plans for future capital expenditures. Although the evaluation of its future capital expenditures is ongoing, the Company expects that it will make repurchases of its common shares from time to time during the remainder of the 2014 calendar year, subject to the Company’s financial condition, capital requirements, results of operations and any other factors then deemed relevant. See Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for further information on share repurchases.

Under the terms of its revolving credit facility, the Company must: (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.5 to 1.0 measured on a rolling four-quarter basis; and (3) comply with other customary affirmative and negative covenants.  The Company was in compliance with all covenants specified in the credit facility as of October 31, 2014, including as follows: (1) the Company’s ratio of total liabilities to tangible net worth at October 31, 2014 was 0.7 to 1.0; and (2) cash flow to fixed charges for its most recent four quarters was 3.07 to 1.0.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2014.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.  In addition, there has been no change in the Company's internal control over financial reporting that occurred during the quarter ended October 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details share repurchases made the Company during the second quarter of fiscal 2015:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (000)
	(1)	Per Share	Programs	(1)
August 1 - 31, 2014	33,326	$29.67	33,326	$1,805
September 1 - 30, 2014	—	$—	—	$1,805
October 1 - 31, 2014	—	$—	—	$1,805
Quarter ended October 31, 2014	33,326	$29.67	33,326	$1,805

(1) On November 21, 2013, the Board of Directors of the Company authorized the repurchase of up to $10 million of the Company’s common shares. Repurchases may be made from time to time through December 31, 2014 in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company’s cash requirements for other purposes, compliance with the covenants under the Company’s revolving credit facility, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management expects to fund share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. In the second quarter of fiscal 2015, the Company repurchased 33,326 shares for an aggregate purchase price of $1.0 million.  At October 31, 2014, $1.8 million remained authorized by the Company’s Board of Directors to repurchase the Company’s common shares.

On November 20, 2014, the Board of Directors of the Company authorized an additional repurchase of up to $25 million of the Company's common shares. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Company’s revolving credit facility, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management expects to fund share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares.

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

3.2	Bylaws – as amended and restated November 19, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K as filed on November 21, 2014; Commission File No. 000-14798).

4.1	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2).

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

10.1
Fifth Amendment to Revolving Line of Credit Note and Fourth Amendment to Credit Agreement, dated as of September 26, 2014, effective as of September 1, 2014, between the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K as filed on September 30, 2014; Commission File No. 000-14798).

10.2	Employment Agreement for Mr. M. Scott Culbreth (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K as filed on August 27, 2014; Commission File No. 000-14798). *

10.3	Employment Agreement for Mr. R. Perry Campbell (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K as filed on August 27, 2014; Commission File No. 000-14798). *

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

* Management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/M. Scott Culbreth
M. Scott Culbreth
Senior Vice President and Chief Financial Officer

Date: November 26, 2014
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

3.2	Bylaws – as amended and restated November 19, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K as filed on November 21, 2014; Commission File No. 000-14798).

4.1	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2).

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

10.1
Fifth Amendment to Revolving Line of Credit Note and Fourth Amendment to Credit Agreement, dated as of September 26, 2014, effective as of September 1, 2014, between the Company and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K as filed on September 30, 2014; Commission File No. 000-14798).

10.2	Employment Agreement for Mr. M. Scott Culbreth (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K as filed on August 27, 2014; Commission File No. 000-14798). *

10.3	Employment Agreement for Mr. R. Perry Campbell (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K as filed on August 27, 2014; Commission File No. 000-14798). *

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

* Management contract