Form 10-K
period 2015-04-30
AMERICAN WOODMARK CORP
filed 2015-06-30
CIK 794619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	April 30, 2015
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File Number:	000-14798

American Woodmark Corporation
(Exact name of registrant as specified in its charter)
Virginia			54-1138147
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
3102 Shawnee Drive, Winchester, Virginia			22601
(Address of principal executive offices)			(Zip Code)
(Registrant's telephone number, including area code)			(540) 665-9100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Common Stock (no par value)		NASDAQ Global Select Market
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
Yes [ ]  No [X]
The aggregate market value of the registrant's Common Stock, no par value, held by non-affiliates of the registrant as of October 31,  2014, the last business day of the Company’s most recent second quarter was $524,079,723.
As of June 18, 2015,  16,258,793 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 26,  2015 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

American Woodmark Corporation
2015 Annual Report on Form 10-K

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

American Woodmark currently offers framed stock cabinets in approximately 500 different cabinet lines, ranging in price from relatively inexpensive to medium-priced styles. Styles vary by design and color from natural wood finishes to low-pressure laminate surfaces. The product offering of stock cabinets includes 85 door designs in 21 colors. Stock cabinets consist of cabinet interiors of varying dimensions and construction options and a maple, oak, cherry, or hickory front frame, door and/or drawer front.

Products are sold under the brand names of American Woodmark®, Timberlake®, Shenandoah Cabinetry®, Shenandoah Value Series ™, and Waypoint Living Spaces®.

American Woodmark’s products are sold on a national basis across the United States to the remodeling and new home construction markets. The Company services these markets through three primary channels: home centers, builders, and independent dealers and distributors. The Company provides complete turnkey installation services to its direct builder customers via its network of seven service centers that are strategically located throughout the United States. The Company distributes its products to each market channel directly from four assembly plants through a third party logistics network.

The primary raw materials used include hard maple, oak, cherry, soft maple, and hickory lumber and plywood. Additional raw materials include paint, particleboard, medium density fiberboard, high density fiberboard, manufactured components, and hardware. The Company currently purchases paint from one supplier; however, other sources are available. Other raw materials are purchased from more than one source and are readily available.

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

In recognition of the cyclicality of the housing industry, the Company’s policy is to operate with a minimal amount of financial leverage.  The Company regularly maintains a debt to capital ratio of well below 20%, and working capital exclusive of cash of less than 6% of net sales.  At April 30, 2015, debt to capital was 8.6%, and working capital net of cash was 1.8% of net sales.

During the last fiscal year, American Woodmark had two primary customers, The Home Depot and Lowe’s Companies, Inc., which together accounted for approximately 45% of the Company’s sales in its fiscal year ended April 30, 2015 (fiscal 2015). The loss of either customer would have a material adverse effect on the Company.

The Company holds patents, patent applications, licenses, trademarks, trade names, trade secrets and proprietary manufacturing processes. The Company views its trademarks and other intellectual property rights as important to its business.

As of May 31, 2015, the Company had 5,070 employees. None of the Company’s employees are represented by labor unions. The Company believes that its employee relations are good.

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

Item 1A.    RISK FACTORS

There are a number of business risks and uncertainties that may affect the Company’s business, results of operations and financial condition. These risks and uncertainties could cause future results to differ from past performance or expected results, including results described in statements elsewhere in this report that constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Additional risks and uncertainties not presently known to the Company or currently believed to be immaterial also may adversely impact the Company’s business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on the Company’s business, financial condition, and results of operations. These risks and uncertainties, which the Company considers to be most relevant to specific business activities, include, but are not limited to, the following, as well as additional risk factors included in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."  Additional risks and uncertainties that may affect the Company’s business, results of operations and financial condition are discussed elsewhere in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Forward-Looking Statements,” “Seasonality,” and “Outlook for Fiscal 2016.”

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

The loss of, or a reduction in business from, either of the Company’s key customers would have a material adverse effect upon its business.  The size and importance to the Company of its two largest customers are significant. These customers could make significant changes in their volume of purchases and could otherwise significantly affect the terms and conditions on which the Company does business. Sales to The Home Depot and Lowe’s Companies, Inc. were approximately 45% of total company sales for fiscal 2015. Although builders, dealers, and other retailers represent other channels of distribution for the Company's products, an unplanned loss of a substantial portion of sales to The Home Depot or Lowe’s Companies, Inc. would have a material adverse impact on the Company.

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

The Company's operations may be adversely affected by information systems interruptions or intrusions. The Company relies on a number of information technology systems to process, transmit, store and manage information to support its business activities. Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted attacks pose a risk to its information technology systems. The Company has established security policies, processes and layers of defense designed to help identify and protect against intentional and unintentional misappropriation or corruption of its systems and information and disruption of its operations. Despite these efforts, systems may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, undetected intrusion, hardware failures, or other events, and in these circumstances the Company's disaster recovery planning may be ineffective or inadequate. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to the Company's reputation, exposure to litigation, and increased operational costs. Such events could have a material adverse impact on the Company's business, financial condition and results of operation. In addition, the Company could be adversely affected if any of its significant customers or suppliers experience any similar events that disrupt their business operations or damage their reputation.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.        PROPERTIES

American Woodmark leases its Corporate Office located in Winchester, Virginia. In addition, the Company leases 1 manufacturing facility in Hardy County, West Virginia and owns 8 manufacturing facilities located primarily in the eastern United States.  The Company also leases 7 primary service centers, 7 satellite service centers, and 3 additional office centers located throughout the United States that support the sale and distribution of products to each market channel. The Company considers its properties suitable for the business and adequate for its needs.

Primary properties as of April 30, 2015 include:

LOCATION	DESCRIPTION
Allegany County, MD	Manufacturing Facility
Berryville, VA	Service Center*
Coppell, TX	Service Center*
Fort Myers, FL	Satellite Service Center*
Gas City, IN	Manufacturing Facility
Hardy County, WV	Manufacturing Facility*
Houston, TX	Satellite Service Center*
Humboldt, TN	Manufacturing Facility
Huntersville, NC	Service Center*
Jackson, GA	Manufacturing Facility
Kingman, AZ	Manufacturing Facility
Kennesaw, GA	Service Center*
Las Vegas, NV	Satellite Service Center*
Montgomeryville, PA	Satellite Service Center*
Monticello, KY	Manufacturing Facility
Orange, VA	Manufacturing Facility

LOCATION	DESCRIPTION
Orlando, FL	Service Center*
Phoenix, AZ	Service Center*
Raleigh, NC	Satellite Service Center*
Rancho Cordova, CA	Service Center*
Tampa, FL	Satellite Service Center*
Toccoa, GA	Manufacturing Facility
Tucson, AZ	Satellite Service Center*
Winchester, VA	Corporate Office*
Winchester, VA	Office (Customer Service)*
Winchester, VA	Office (IT)*
Winchester, VA	Office (Product Development/Logistics)*
 *Leased facility.

Item 3.        LEGAL PROCEEDINGS

The Company is involved in suits and claims in the normal course of business, including without limitation, product liability and general liability claims and claims pending before the Equal Employment Opportunity Commission. On at least a quarterly basis, the Company consults with its legal counsel to ascertain the reasonable likelihood that such claims may result in a loss. As required by ASC Topic 450, “Contingencies” (ASC 450), the Company categorizes the various suits and claims into three categories according to their likelihood for resulting in potential loss: those that are probable, those that are reasonably possible and those that are deemed to be remote. The Company accounts for these loss contingencies in accordance with ASC 450. Where losses are deemed to be probable and estimable, accruals are made. Where losses are deemed to be reasonably possible, a range of loss estimates is determined and considered for disclosure.  In determining these loss range estimates, the Company considers known values of similar claims and consultation with independent counsel.

The Company believes that the aggregate range of estimated loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of April 30, 2015.

Also see the information under “Legal Matters” under “Note K – Commitments and Contingencies” to the Consolidated Financial Statements included in this report under Item 8. “Financial Statements and Supplementary Data.”

Item 4.        MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the Company are elected by the Board of Directors and generally hold office until the next annual election of officers. There are no family relationships between any executive officer and any other officer or director of the Company or any arrangement or understanding between any executive officer and any other person pursuant to which such officer was elected. The executive officers of the Company as of April 30, 2015 are as follows:

Name	Age	Position(s) Held During Past Five Years
Kent B. Guichard (1)	59
Company Chairman from August 2009 to present; Company Chief Executive Officer from August 2007 to present; Company President from August 2007 to August 2014; Company Director from November 1997 to present.

M. Scott Culbreth	44
Company Senior Vice President and Chief Financial Officer from February 2014 to present; Chief Financial Officer of Piedmont Hardware Brands from September 2013 to February 2014; Vice President, Finance – Various Segments from 2011 to 2013; Vice President – Hardware from 2009 to 2011 for Newell Rubbermaid.

Name	Age	Position(s) Held During Past Five Years
S. Cary Dunston (1)	50
Company President and Chief Operating Officer from August 2014 to present; Company Executive Vice President and Chief Operating Officer from August 2013 to August 2014; Company Executive Vice President, Operations from September 2012 to August 2013; Company Senior Vice President, Manufacturing and Supply Chain Services from October 2006 to September 2012.

Bradley S. Boyer	56
Company Senior Vice President, Sales and Marketing Remodel from September 2010 to present; Company Vice President, Remodeling Sales and Marketing from July 2008 to September 2010; Company Vice President, Home Center Sales and Marketing from January 2005 to July 2008.

R. Perry Campbell	50
Company Senior Vice President and General Manager, New Construction from August 2013 to present; Company Vice President and General Manager, New Construction from May 2011 to August 2013; Company Vice President of Quality from February 2006 to April 2011.

(1)
On May 29, 2015, the Company announced that Cary Dunston will assume the role of Chief Executive Officer effective with the Company's Annual Shareholders' Meeting on August 26, 2015, succeeding Kent Guichard who will remain with the Company in the role of non-executive Chairman of the Board.

PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

American Woodmark Corporation common stock is listed on The NASDAQ Global Select Market under the “AMWD” symbol. Common stock per share market prices and cash dividends declared during the last two fiscal years were as follows:

	MARKET PRICE		DIVIDENDS
(in dollars)	High	Low	DECLARED

FISCAL 2015
First quarter	$33.11	$25.10	$0.00
Second quarter	41.85	29.37	0.00
Third quarter	43.20	37.02	0.00
Fourth quarter	56.44	40.97	0.00

FISCAL 2014
First quarter	$39.49	$31.69	$0.00
Second quarter	37.74	31.26	0.00
Third quarter	39.97	32.43	0.00
Fourth quarter	36.51	29.86	0.00

As of May 21, 2015, there were approximately 8,900 shareholders of record of the Company's common stock. Included are approximately 81% of the Company's employees, who are shareholders through the American Woodmark Stock Ownership Plan. The Company suspended its quarterly dividend during fiscal 2012. The determination as to the payment of future dividends will be made by the Board of Directors from time to time and will depend on the Company's then current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors.

Item 6.        SELECTED FINANCIAL DATA

	FISCAL YEARS ENDED APRIL 30
(in millions except per share data)	2015[1]	2014[1]	2013[1]	2012[1,2]	2011[2]

FINANCIAL STATEMENT DATA
Net sales	$825.5	$726.5	$630.4	$515.8	$452.6
Operating income (loss)	54.7	34.1	17.2	(33.4)	(31.1)
Net income (loss)	35.5	20.5	9.8	(20.8)	(20.0)
Earnings (loss) per share:
Basic	2.25	1.34	0.67	(1.45)	(1.40)
Diluted	2.21	1.31	0.66	(1.45)	(1.40)
Depreciation and amortization expense	14.5	14.5	14.4	23.4	26.7
Total assets	398.9	330.1	294.0	265.1	268.4
Long-term debt, less current maturities	21.5	20.5	23.6	23.8	24.7
Total shareholders' equity	229.8	190.5	146.2	130.0	154.0
Cash dividends declared per share	—	—	—	0.09	0.36
Average shares outstanding
Basic	15.8	15.3	14.6	14.3	14.3
Diluted	16.0	15.7	14.8	14.3	14.3

PERCENT OF SALES
Gross profit	18.5%	17.1%	16.3%	12.9%	11.7%
Selling, general and administrative expenses	11.9	12.5	13.5	16.2	18.5
Income (loss) before income taxes	6.6	4.5	2.7	(6.4)	(6.6)
Net income (loss)	4.3	2.7	1.5	(4.0)	(4.4)

RATIO ANALYSIS
Current ratio	3.3	2.9	2.6	2.2	2.4
Inventory turnover[3]	19.9	19.8	20.4	19.2	16.1
Collection period - days[4]	31.6	32.8	31.4	30.0	30.1
Percentage of capital (long-term debt plus equity):
Long-term debt, less current maturities	8.6%	9.7%	13.9%	15.5%	13.8%
Equity	91.4	90.3	86.1	84.5	86.2
Return on equity (average %)	16.9	12.2	7.1	(14.6)	(12.2)

[1]
The Company announced plans to realign its manufacturing network during fiscal 2012.  The impact of these initiatives in fiscal 2012 increased operating loss, net loss and loss per share by $15,917,000, $9,710,000 and $0.68, respectively.  During fiscal 2013, the charges related to these initiatives decreased operating income, net income and earnings per share by $1,433,000, $874,000 and $0.06, respectively.  During fiscal 2014, the credits related to these initiatives increased operating income, net income and earnings per share by $234,000, $142,000 and $0.01, respectively. During fiscal 2015, the credits related to these initiatives increased operating income, net income and earnings per share by $240,000, $147,000 and $0.01, respectively.

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

[3]	Based on average beginning and ending inventory.

[4]	Based on the ratio of average monthly customer receivables to average sales per day.

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain income and expense items as a percentage of net sales:

	PERCENTAGE OF NET SALES
	Fiscal Years Ended April 30
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales and distribution	81.5	82.9	83.7
Gross profit	18.5	17.1	16.3
Selling and marketing expenses	7.8	8.2	9.1
General and administrative expenses	4.1	4.3	4.4
Restructuring charges	—	—	0.2
Insurance recovery	—	—	(0.1)
Operating income	6.6	4.6	2.7
Interest expense/other (income) expense	—	0.1	0.1
Income before income taxes	6.6	4.5	2.7
Income tax expense	2.3	1.8	1.1
Net income	4.3	2.7	1.5

The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and the related notes contained elsewhere in this report.

Forward-Looking Statements

This annual report contains statements concerning the Company’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “would,” “plan,” “may,” "intend," "estimate," "prospect," "goal," "will," "predict," "potential" or other similar words. Forward-looking statements contained in this annual report, including elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements.  In addition, the Company participates in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings or deterioration in financial condition.  Factors that could cause actual results to differ materially from those in forward-looking statements made in this report include but are not limited to:

•
general economic or business conditions and instability in the financial and credit markets, including their potential impact on the Company's (i) sales and operating costs and access to financing; and (ii) customers and suppliers and their ability to obtain financing or generate the cash necessary to conduct their respective businesses;

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

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers, major builders and home manufacturers and through a network of independent dealers and distributors. At April 30, 2015, the Company operated 9 manufacturing facilities and 7 service centers across the country.

During the Company’s fiscal year that ended on April 30, 2015 (fiscal 2015), the Company continued to experience improving housing market conditions from the housing market downturn that began in 2007.

A number of positive factors evidenced the improving housing market, including:

•	The unemployment rate improved by 13% compared to April 2014, falling to 5.4% as of April 2015 according to data provided by the U.S. Department of Labor;

•
A 7% improvement in Gross Private Residential Fixed Investment reported by the U.S. Department of Commerce during the most recent four quarters through the first quarter of calendar 2015, as compared with the same period one year ago;

•
Increases in total housing starts and single family housing starts during the Company’s fiscal 2015 of 8% and 7%, respectively, as compared to the Company’s fiscal 2014, according to the U.S. Department of Commerce;

•	The median price of existing homes sold in the U.S. rose by 9% during the Company’s fiscal 2015, according to data provided by the National Association of Realtors;

•	Mortgage interest rates decreased with a 30-year fixed mortgage rate of 3.67% in April 2015, an improvement of approximately 67 basis points compared to April 2014;

•	Consumer sentiment, as reported by the University of Michigan, averaged 10% higher during the Company’s fiscal 2015 than in its prior fiscal year; and

•
Cabinet sales, as reported by members of the Kitchen Cabinet Manufacturers Association (KCMA), increased by 6% during fiscal 2015, suggesting an increase in both new construction and remodeling sales of cabinets.

The Company’s largest remodeling customers and competitors continued to utilize sales promotions in the Company’s product category during fiscal 2015 to boost sales.  The Company strives to maintain its promotional levels in line with market activity, with a goal of remaining competitive. The Company experienced promotional levels during fiscal 2015 that were slightly higher than those experienced in its prior fiscal year. The Company’s remodeling sales increased high single digits during fiscal 2015, consistent with the overall remodeling market.

The Company increased its net sales by 14% during fiscal 2015.  The Company realized strong sales gains in its new construction channel during fiscal 2015, where sales increased by more than 19%, outpacing the improvement in single-family housing starts. Management believes this result indicates the Company realized market share gains in the new construction sales channel during fiscal 2015.

During the third quarter of fiscal 2012, the Company announced several initiatives designed to reduce its cost base (the 2012 Restructuring), including the permanent closure of two manufacturing plants, the decision to sell a previously closed manufacturing facility, and the realignment of its retirement program, including the freezing of its pension plans.  All of these initiatives were completed either prior to or just after the beginning of the Company’s fiscal 2013, and restructuring charges related to these actions have been reflected in the Company’s results for fiscal years 2015, 2014 and 2013.

The Company recorded restructuring charges of $(0.2) million (pre-tax) and $(0.1) million (after-tax) during fiscal 2014 and $(0.2) million (pre-tax) and $(0.1) million (after-tax) during fiscal 2015 in connection with these initiatives.  The Company sold a previously closed plant during fiscal 2014 and sold the remaining plant held for sale during fiscal 2015 that were included in the 2012 Restructuring.

Gross margin for fiscal 2015 was 18.5%, an improvement from 17.1% in fiscal 2014.  The increase in the Company’s gross margin rate was driven by the beneficial impact of increased sales volume and improved operating efficiency, which more than offset the impact of rising materials costs and costs associated with crewing and infrastructure to support higher levels of sales and installation activity.

The Company regularly considers the need for a valuation allowance against its deferred tax assets.  The Company had a history of profitable operations for 16 consecutive years, from 1994 to 2009, followed by losses that coincided with the industry downturn from 2010 to 2012.  As of April 30, 2015, the Company had total deferred tax assets of $37.3 million, up from $29.9 million at April 30, 2014.  Growth in the Company’s deferred tax assets in recent fiscal years resulted primarily from growth in its defined benefit pension liabilities and the impact of its recent losses prior to fiscal 2013.  To fully realize its remaining net deferred tax assets, the Company will need to, among other things, substantially reduce its unfunded pension obligation of $61.3 million at April 30, 2015.  The Company took definitive actions when it froze its pension plans as part of the 2012 Restructuring to enhance the probability that this objective is achieved in the future.

The Company resumed the funding of its pension plans during fiscal year 2012, and expects to continue funding these plans for the foreseeable future, which will reduce both its unfunded pension plan obligation and its deferred tax asset. These actions, coupled with the recent improvement in the U.S. housing market and the Company’s continued ability to grow its sales at a faster rate than its competitors, have enabled the Company to generate net income and reduce its deferred tax assets and unfunded pension obligation during fiscal 2014. The Company's deferred tax assets increased in fiscal 2015 due to an increase in the unfunded pension obligation, as a result of a decrease in the discount rate and the Company updating to the new RP-2014 mortality tables.  The Company believes that the positive evidence of the housing industry improvement, coupled with the benefits from the Company’s successful restructuring and continued market share gains have already driven a return to profitability that is expected to continue, and that the combined impact of these positive factors outweighs the negative factor of the Company’s previous losses.  Accordingly, Management has concluded it is more likely than not that the Company will realize its deferred tax assets.

The Company also regularly assesses its long-lived assets to determine if any impairment has occurred.  The Company has concluded that none of the long-lived assets pertaining to its 9 manufacturing plants or any of its other long-lived assets were impaired as of April 30, 2015.

Results of Operations

	FISCAL YEARS ENDED APRIL 30

(in thousands)	2015	2014	2013	2015 vs. 2014 PERCENT CHANGE	2014 vs. 2013 PERCENT CHANGE

Net sales	$825,465	$726,515	$630,437	14%	15%
Gross profit	152,532	124,177	102,656	23	21
Selling and marketing expenses	64,304	59,536	57,402	8	4
General and administrative expenses	33,773	30,881	27,575	9	12
Interest expense	515	728	643	(29)	13

Net Sales

Net sales were $825.5 million in fiscal 2015, an increase of $99.0 million, or 14%, compared with fiscal 2014.  Overall unit volume for fiscal 2015 was 6% higher than in fiscal 2014, which was driven primarily by the Company’s increased new construction volume. Average revenue per unit increased 7% in fiscal 2015, driven by improvements in the Company’s product mix and pricing.

Net sales for fiscal 2014 increased 15% to $726.5 million from $630.4 million in fiscal 2013.  Overall unit volume for fiscal 2014 was 10% higher than in fiscal 2013, which management believes was driven primarily by the Company’s increased new construction volume.  Average revenue per unit increased 5% during fiscal 2014, driven by improvements in the Company's sales mix and pricing.

Gross Profit

Gross profit as a percentage of sales increased to 18.5% in fiscal 2015 as compared with 17.1% in fiscal 2014. The improvement in gross profit margin was due primarily to the beneficial impact of higher sales volume and improved labor efficiency.  This favorability was partially offset by an increase in material costs, costs associated with crewing and infrastructure to support higher levels of sales and installation activity and inventory costs associated with new product launches.

During fiscal 2014, the Company’s gross profit increased as a percentage of net sales to 17.1% from 16.3% in fiscal 2013.  The improvement in gross profit margin was due primarily to the beneficial impact of higher sales volume and improved labor efficiency.  This favorability was partially offset by an increase in material costs, costs associated with crewing and infrastructure to support higher levels of sales and installation activity.

Selling and Marketing Expenses

Selling and marketing expenses in fiscal 2015 were 7.8% of net sales, compared with 8.2% of net sales in fiscal 2014.  Selling and marketing costs increased by 8% despite a 14% increase in net sales.  The improvement in sales and marketing costs in relation to net sales was due to favorable leverage from increased sales and on-going expense control.

Selling and marketing expenses were 8.2% of net sales in fiscal 2014 compared with 9.1% in fiscal 2013. The improvement in sales and marketing costs in relation to net sales was due to reduced spending on product launch costs, which were offset in part by increased sales compensation and staffing costs related to the Company’s increased sales levels.

General and Administrative Expenses

General and administrative expenses increased by $2.9 million or 9% during fiscal 2015. The increase in cost was related to increased pay-for-performance compensation and staffing costs.  However, the Company generated leverage as general and administrative costs declined to 4.1% of net sales in fiscal 2015 compared with 4.3% of net sales in fiscal 2014.

General and administrative expenses in fiscal 2014 increased by $3.3 million, or 12%, compared with fiscal 2013 and represented 4.3% of net sales, compared with 4.4% of net sales for fiscal 2013. The increase in cost was related to increased pay-for-performance compensation and one-time personnel costs.

Effective Income Tax Rates

The Company generated pre-tax income of $54.4 million during fiscal 2015.  The Company’s effective tax rate decreased from 39.2% in fiscal 2014 to 34.7% in fiscal 2015.  The lower effective tax rate was the result of the Company operating at a higher net income than the prior year period and more favorable permanent tax differences, including finalizing a federal research and experimentation tax credit for fiscal years 2011 through 2014 of $1.2 million.

Outlook for Fiscal 2016

The Company tracks several metrics, including but not limited to housing starts, existing home sales, mortgage interest rates, new jobs growth, GDP growth and consumer confidence, which it believes are leading indicators of overall demand for kitchen and bath cabinetry. The Company believes that housing starts will continue to improve, driven by lower unemployment rates and a resumption of growth in new household formation. However, the Company expects that while the cabinet remodeling market will show modest improvement during fiscal 2016 it will continue to be below historical averages.

The Company expects that industry-wide cabinet remodeling sales will continue to be challenged until economic trends remain consistently favorable.  Growth is expected at roughly a low-single digit rate during the Company’s fiscal 2016. The Company expects that its home center market share will be relatively stable in fiscal 2016 and it will continue to gain market share in its growing dealer business. This combination is expected to result in remodeling sales growth that reflects the market.

The Company believes, based on available information, that new residential construction starts will grow 8 to 10% during its fiscal year. The Company’s new residential construction sales growth outperformed the new residential construction market during fiscal 2015, and management expects that it will again outperform the new residential construction market during fiscal 2016 but by a lesser rate than fiscal 2015, as its comparable prior year sales levels become more challenging.

Inclusive of the potential for modest sales mix and pricing improvements, the Company expects that it will grow its total sales at a low-teen rate in fiscal 2016. Despite anticipated material inflation and impacts in the second half of fiscal 2016 for the West Virginia plant expansion, the Company expects that its gross margin rate and net income for fiscal 2016 will improve compared with its fiscal 2015 performance.

The Company had gross outlays for capital expenditures and customer display units of $22.4 million during fiscal 2015, and plans to increase its base spending level during fiscal 2016 along with the carryover spending associated with its facility expansion in West Virginia.

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

Liquidity and Capital Resources

The Company’s cash, cash equivalents and investments in certificates of deposit totaled $185.0 million at April 30, 2015, which represented an increase of $49.3 million from April 30, 2014.  Total debt was $23.0 million at April 30, 2015, an increase of $1.4 million over the prior fiscal year and long-term debt, excluding current maturities, to capital was 8.6% at April 30, 2015, down from 9.7% at April 30, 2014.

The Company’s main source of liquidity is its cash and cash equivalents on hand and cash generated from its operating activities. The Company also has a $35 million unsecured revolving credit facility with Wells Fargo Bank, N.A., which expires on December 31, 2018.  This facility had an available borrowing base of $25 million at April 30, 2015.    Effective September 1, 2014, Wells Fargo amended the Company's credit facility to extend the maturity date for borrowings outstanding under the credit facility from December 31, 2015 to December 31, 2018; provide the line of credit is unsecured; modify the interest on the outstanding principal balance of the note as either (i) a fluctuating rate per annum determined by Wells Fargo to be the daily one month LIBOR rate in effect from time to time plus the applicable margin, or (ii) a fixed rate per annum determined by Wells Fargo to be the index above LIBOR in effect on the first day of the applicable Fixed Rate Term; lower the unused commitment fee from 0.30% to 0.15%; and establish a requirement that the Company maintain a ratio of cash flow to fixed charges of not less than 1.5 to 1.0 measured at the end of each fiscal quarter on a rolling four-quarter basis.

OPERATING ACTIVITIES

Cash provided by operating activities in fiscal 2015 was $58.7 million, compared with $40.5 million in fiscal 2014. The $18.2 million improvement was primarily attributable to the Company’s $15.0 million improvement in net income and a $5.1 million decrease in cash used for the Company’s working capital investment in inventory and customer receivables.

Cash provided by operating activities in fiscal 2014 was $40.5 million, compared with $24.5 million in fiscal 2013.  The $16.0 million improvement was primarily attributable to the Company’s $10.7 million improvement in net income and a $3.5 million decrease in cash used for the Company's working capital investment in inventory and customer receivables.

INVESTING ACTIVITIES

The Company’s investing activities primarily consist of capital expenditures and investments in promotional displays. Net cash used by investing activities in fiscal 2015 was $56.6 million, compared with $9.6 million in fiscal 2014 and $6.1 million in fiscal 2013. Investments in property, plant and equipment for fiscal 2015 were $20.0 million, compared with $7.9 million in fiscal 2014 and $8.9 million in fiscal 2013. Investments in promotional displays were $2.4 million in fiscal 2015, compared with $3.5 million in fiscal 2014 and $4.8 million in fiscal 2013. The levels of investment in property, plant and equipment and promotional displays increased during fiscal 2015. On August 21, 2014, the Board of Directors of the Company approved a $30 million capital expansion project at its West Virginia facility. During fiscal 2015, approximately $10.2 was incurred related to this expansion.

During fiscal 2015, the Company’s increased net cash used for investing activities was driven by a $35.5 million investment in short-term certificates of deposit and a $12.1 million increase in outflows for capital expenditures, offset by a $1.1 million decrease in outflows for promotional displays and a $0.5 million decrease in proceeds from the sale of closed plants and insurance proceeds compared to the prior year.

The Company generated positive free cash flow (defined as cash provided by operating activities less cash used for investing activities) of $2.1 million during fiscal 2015, compared with $30.9 million in fiscal 2014 and $18.4 million in fiscal 2013. The decrease in fiscal 2015 was driven by the net improvements in cash provided by operating activities, which more than offset the increased net outflows used for investing activities that was the result of investment in short-term certificates of deposit and increased capital expenditures. The increase in fiscal 2014 was driven by the net improvements in cash provided by operating activities, which more than offset the increased net outflows used for investing activities.

FINANCING ACTIVITIES

The Company realized a net inflow of $11.7 million from financing activities in fiscal 2015, compared with $7.8 million in fiscal 2014, and $11.9 million in fiscal 2013.  Proceeds were generated from the exercise of stock options of $14.3 million in fiscal 2015, $15.3 million in fiscal 2014 and $5.9 million in fiscal 2013. During fiscal 2015 $1.3 million was used to repay long-term debt, compared with approximately $4.5 million in fiscal 2014 and $1.0 million in fiscal 2013.  Reductions in the amount of restricted cash previously required under the Company’s credit facility drove inflows of approximately $7 million in fiscal 2013.

The Company ended fiscal 2015 with nearly $150 million in cash and cash equivalents. Under a stock repurchase authorization approved by its Board of Directors on November 21, 2013, the Company was authorized to purchase up to $10 million of the Company’s common shares through December 31, 2014. On November 20, 2014, the Board of Directors of the Company authorized an additional repurchase of up to $25 million of the Company's common shares.  Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Company’s revolving credit facility, and other factors management deems relevant.  At April 30, 2015, $25 million remained authorized by the Company’s Board of Directors to repurchase the Company’s common shares.  The Company purchased a total of 163,326 common shares, for an aggregate purchase price of $5.1 million, during fiscal 2015, under the November 21, 2013 authorization. The Company continues to evaluate its cash on hand and prospects for future cash generation, and compare these against its plans for future capital expenditures. Although the evaluation of its future capital expenditures is ongoing, the Company expects that it will make repurchases of its common shares from time to time during fiscal 2016 subject to the Company’s financial condition, capital requirements, results of operations and any other factors then deemed relevant.

The Company can borrow up to $35 million under the Wells Fargo credit facility, subject to a maximum borrowing base equal to 75% of eligible accounts receivable, 50% of eligible pre bill reserves and up to $20 million for equipment value (each as defined in the agreement) less any outstanding loan balance.  At April 30, 2015, $10 million of loans and $4.0 million of letters of credit were outstanding under the Wells Fargo facility, and the Company had additional borrowing base availability of $25.0 million.

The Company’s outstanding indebtedness and other obligations to Wells Fargo are unsecured.  Any outstanding loan balance bears interest at the London Interbank Offered Rate (LIBOR) (0.25% at April 30, 2015) plus 1.495%.  Under the terms of the revolving credit facility, the Company must: (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.5 to 1.0 measured on a rolling four-quarter basis; and (3) comply with other customary affirmative and negative covenants.

The Company was in compliance with all covenants specified in the amended credit facility as of April 30, 2015, including as follows: (1) the Company’s ratio of total liabilities to tangible net worth at April 30, 2015 was 0.74 to 1.0; and (2) cash flow to fixed charges for its most recent four quarters was 3.39 to 1.0.

The revolving credit facility does not limit the Company’s ability to pay dividends or repurchase its common stock as long as the Company is in compliance with these covenants.

Cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations and fund capital expenditures for fiscal 2016.

The timing of the Company’s contractual obligations as of April 30, 2015 is summarized in the table below:

	FISCAL YEARS ENDED APRIL 30

(in thousands)	Total Amounts	2016	2017-2018	2019-2020	2021 and Thereafter

Revolving credit facility	$10,000	$—	$—	$10,000	$—
Economic development loans	4,980	—	—	3,480	1,500
Capital lease obligations	7,975	1,457	2,492	1,330	2,696
Interest on long-term debt[1]	2,299	568	937	458	336
Operating lease obligations	6,530	3,108	2,464	913	45
Pension contributions[2]	18,516	5,016	8,190	5,310	—

Total	$50,300	$10,149	$14,083	$21,491	$4,577

[1]
Interest commitments under interest bearing debt consist of interest under the Company’s primary loan agreement and capitalized lease agreements. Amounts outstanding under the Company’s revolving credit facility, $10 million at April 30, 2015, bear a variable interest rate determined by the London Interbank Offered Rate (LIBOR) plus 1.495%. Interest under the Company’s capitalized lease agreements is fixed at rates between 2% and 6.5%.  Interest commitments under interest bearing debt for the Company’s revolving credit facility are at LIBOR plus the spread as of April 30, 2015, throughout the remaining term of the facility.

[2]
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

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2015 and 2014, the Company had no off-balance sheet arrangements.

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

The following is a summary of the potential impact of a hypothetical 1% change in actuarial assumptions for the discount rate, expected return on plan assets and consumer price index:

(in millions)	IMPACT OF 1% INCREASE	IMPACT OF 1% DECREASE
(decrease) increase

Effect on annual pension expense	$(1.2)	$1.1

Effect on projected pension benefit obligation	$(24.4)	$31.3

Pension expense for fiscal 2015 and the assumptions used in that calculation are presented in Note H of the Consolidated Financial Statements.  At April 30, 2015, the discount rate was 4.19% compared with 4.56% at April 30, 2014. The expected return on plan assets was 7.5% at both April 30, 2015, and April 30, 2014. The rate of compensation increase is not applicable for periods beyond April 30, 2012 because the Company froze its pension plans as of that date.

The projected performance of the Company’s pension plans is largely dependent on the assumptions used to measure the obligations of the plans and to estimate future performance of the plans’ invested assets. Over the past two measurement periods, the most material deviations between results based on assumptions and the actual plan performance have resulted from changes to the discount rate used to measure the plans’ benefit obligations and the actual return on plan assets.  Accounting guidelines require the discount rate to be set to a current market rate at each annual measurement date. From the fiscal 2013 to fiscal 2014 measurement dates, the discount rate increased from 4.21% at April 30, 2013 to 4.56% at April 30, 2014, which caused an actuarial gain of $7.6 million.  From the fiscal 2014 to fiscal 2015 measurement dates, the discount rate decreased from 4.56% to 4.19%. Of the $24.2 million actuarial losses in fiscal 2015, $12.6 million were due to a reduction in the discount rate and $9.7 million were due to the Company updating its mortality estimates to the new RP-2014 mortality tables.

The Company strives to balance expected long-term returns and short-term volatility of pension plan assets. Favorable and unfavorable differences between the assumed and actual returns on plan assets are generally amortized over a period no longer than the average life expectancy of the plans’ active participants. The actual rates of return on plan assets realized, net of investment manager fees, were 6.6%, 9.4% and 10.2% for fiscal 2015, 2014 and 2013, respectively.

The fair value of plan assets at April 30, 2015 was $108.7 million compared with $102.6 million at April 30, 2014. The Company’s projected benefit obligation exceeded plan assets by $61.3 million in fiscal 2015 and by $41.5 million in fiscal 2014. The $19.8 million increase in the Company’s net under-funded position during fiscal 2015 was primarily driven by the Company’s $24.2 million actuarial loss, offset by increased Company contributions.  The Company expects its pension expense to increase from $(0.3) million in fiscal 2015 to $0.3 million in fiscal 2016, due primarily to the change to the new mortality tables and decrease in the discount rate and Company contributions.  The Company expects to contribute $5.0 million to its pension plans in fiscal 2016, which represents required and discretionary funding.  The Company made contributions of $4.3 million to its pension plans in fiscal 2015.

Valuation of Deferred Tax Assets.  The Company regularly considers the need for a valuation allowance against its deferred tax assets.  Based upon the Company’s analysis at April 30, 2015 and 2014, the Company determined in each case that a valuation allowance was not required.  The Company considered all available evidence, both positive and negative, in determining the need for a valuation allowance.  Based upon this analysis, management determined that it is more likely than not that the Company’s deferred tax assets will be realized through expected future income and the reversal of taxable temporary differences.  The Company will continue to update this analysis on a periodic basis and changes in expectations about future income or the timing of the reversal of taxable temporary differences could cause the Company to record a valuation allowance in a future period.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” ASU 2014-09 supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In April 2015, the FASB voted in favor of a one year deferral of the effective date of this amendment. The Company is currently assessing the impact ASU 2014-09 will have on its financial position and results of operations.

 Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The costs of the Company’s products are subject to inflationary pressures and commodity price fluctuations.  The Company has generally been able, over time, to recover the effects of inflation and commodity price fluctuations through sales price increases.

On April 30, 2015, the Company had no material exposure to changes in interest rates for its debt agreements.

The Company does not currently use commodity or interest rate derivatives or similar financial instruments to manage its commodity price or interest rate risks.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	APRIL 30
(in thousands, except share and per share data)	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$149,541	$135,700
Investments - certificates of deposit	35,500	—
Customer receivables, net	46,142	46,475
Inventories	35,988	31,523
Prepaid expenses and other	4,758	3,862
Deferred income taxes	9,566	7,856
Total Current Assets	281,495	225,416

Property, plant and equipment, net	85,516	74,049
Promotional displays, net	4,348	5,571
Deferred income taxes	23,821	19,194
Other assets	3,724	5,834
TOTAL ASSETS	$398,904	$330,064

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$34,288	$29,175
Current maturities of long-term debt	1,457	1,146
Accrued compensation and related expenses	30,120	28,156
Accrued marketing expenses	6,471	8,089
Other accrued expenses	12,454	9,853
Total Current Liabilities	84,790	76,419

Long-term debt, less current maturities	21,498	20,453
Defined benefit pension liabilities	61,325	41,543
Other long-term liabilities	1,449	1,104

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—

Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at April 30, 2015: 16,079,671, at April 30, 2014: 15,476,298	150,001	127,371
Retained earnings	120,698	89,154
Accumulated other comprehensive loss -
Defined benefit pension plans	(40,857)	(25,980)
Total Shareholders' Equity	229,842	190,545
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$398,904	$330,064

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	FISCAL YEARS ENDED APRIL 30
(in thousands, except per share data)	2015	2014	2013

Net sales	$825,465	$726,515	$630,437
Cost of sales and distribution	672,933	602,338	527,781
Gross Profit	152,532	124,177	102,656

Selling and marketing expenses	64,304	59,536	57,402
General and administrative expenses	33,773	30,881	27,575
Restructuring charges, net	(240)	(234)	1,433
Insurance proceeds	—	(94)	(975)
Operating Income	54,695	34,088	17,221

Interest expense	515	728	643
Other income	(207)	(310)	(162)
Income Before Income Taxes	54,387	33,670	16,740

Income tax expense	18,888	13,209	6,982

Net Income	$35,499	$20,461	$9,758

SHARE INFORMATION
Earnings per share
Basic	$2.25	$1.34	$0.67
Diluted	2.21	1.31	0.66

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2015	2014	2013

Net income	$35,499	$20,461	$9,758

Other comprehensive income (loss) net of tax:
Change in pension benefits, net of deferred taxes
of $9,510, $3,944 and $2,905, respectively	(14,877)	6,170	(4,543)

Total Comprehensive Income	$20,622	$26,631	$5,215

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	LOSS	EQUITY
Balance, May 1, 2012	14,395,273	$96,205	$61,422	$(27,607)	$130,020

Net income			9,758		9,758
Other comprehensive loss,
net of tax				(4,543)	(4,543)
Stock-based compensation		3,509			3,509
Adjustments to excess tax
benefit from stock-based
compensation		(650)			(650)
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	328,490	5,768			5,768
Employee benefit plan
contributions	98,817	2,333			2,333
Balance, April 30, 2013	14,822,580	$107,165	$71,180	$(32,150)	$146,195

Net income			20,461		20,461
Other comprehensive income,
net of tax				6,170	6,170
Stock-based compensation		3,295			3,295
Adjustments to excess tax
benefit from stock-based
compensation		600			600
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	643,558	13,122			13,122
Stock repurchases	(100,000)	(654)	(2,487)		(3,141)
Employee benefit plan
contributions	110,160	3,843			3,843
Balance, April 30, 2014	15,476,298	$127,371	$89,154	$(25,980)	$190,545

Net income			35,499		35,499
Other comprehensive loss,
net of tax				(14,877)	(14,877)
Stock-based compensation		3,497			3,497
Adjustments to excess tax
benefit from stock-based
compensation		1,172			1,172
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	599,124	12,842			12,842
Stock repurchases	(163,326)	(1,098)	(3,955)		(5,053)
Employee benefit plan
contributions	167,575	6,217			6,217
Balance, April 30, 2015	16,079,671	$150,001	$120,698	$(40,857)	$229,842

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2015	2014	2013

OPERATING ACTIVITIES
Net income	$35,499	$20,461	$9,758
Adjustments to reconcile net income to net cash and
cash equivalents provided by operating activities:
Depreciation and amortization	14,526	14,545	14,431
Net loss on disposal of property, plant and equipment	153	123	231
Impairment loss related to restructuring activities	—	—	270
Gain on sales of assets held for sale	(250)	(323)	(481)
Gain on insurance recoveries	—	(94)	(975)
Stock-based compensation expense	3,497	3,295	3,509
Deferred income taxes	4,335	7,978	5,789
Pension contributions in excess of expense	(4,604)	(2,039)	(4,299)
Excess tax benefit from stock-based compensation	(1,887)	(854)	(18)
Contributions of employer stock to employee benefit plan	6,217	3,843	2,333
Other non-cash items	(1,211)	(2,634)	(1,389)
Changes in operating assets and liabilities:
Customer receivables	288	(7,546)	(6,825)
Inventories	(5,605)	(2,875)	(7,068)
Prepaid expenses and other assets	126	(1,236)	(1,669)
Accounts payable	5,113	5,869	3,814
Accrued compensation, marketing and other accrued expenses	2,540	2,022	7,116
Net Cash Provided by Operating Activities	58,737	40,535	24,527

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(20,015)	(7,903)	(8,860)
Proceeds from sales of property, plant and equipment	22	81	80
Proceeds from sales of assets held for sale	1,250	1,644	6,447
Proceeds from insurance recoveries	—	94	975
Investment in certificates of deposit, net	(35,500)	—	—
Investment in promotional displays	(2,363)	(3,499)	(4,759)
Net Cash Used by Investing Activities	(56,606)	(9,583)	(6,117)

FINANCING ACTIVITIES
Payments of long-term debt	(1,309)	(4,516)	(1,019)
Proceeds from long-term debt	1,500	—	—
Change in restricted cash	—	—	7,064
Excess tax benefit from stock-based compensation	1,887	854	18
Proceeds from issuance of common stock and other	14,268	15,330	5,878
Repurchase of common stock	(5,053)	(3,141)	—
Notes receivable, net	417	(750)	—
Net Cash Provided by Financing Activities	11,710	7,777	11,941

Net Increase in Cash and Cash Equivalents	13,841	38,729	30,351

Cash and Cash Equivalents, Beginning of Year	135,700	96,971	66,620

Cash and Cash Equivalents, End of Year	$149,541	$135,700	$96,971
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

Advertising Costs:  Advertising costs are expensed as incurred. Advertising expenses for fiscal years 2015, 2014 and 2013 were $34.3 million, $30.4 million and $36.5 million, respectively.

Cash and Cash Equivalents:  Cash in excess of operating requirements is invested in money market accounts which are carried at cost (which approximates fair value). The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents were $33.0 million and $38.9 million at April 30, 2015 and 2014, respectively.

Investments in Certificates of Deposit: The Company invests excess cash in certificates of deposit which are carried at cost (which approximates fair value). These highly liquid investments have original maturities between three and twelve months.

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

Impairment of Long-Lived Assets:  The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal years 2015, 2014 and 2013, the Company concluded no impairment existed, except for impairments related to restructuring activities.

Promotional Displays:  The Company invests in promotional displays in retail stores to demonstrate product features, product and quality specifications and serve as a training tool for retail kitchen designers. The Company invests in these long-lived productive assets to provide the aforementioned benefits. The Company's investment in promotional displays is carried at cost less applicable amortization. Amortization is provided by the straight-line method on an individual display basis over periods of 30 to 36 months (the estimated period of benefit). Promotional display amortization expense for fiscal years 2015, 2014 and 2013 was $3.6 million, $3.7 million and $4.0 million, respectively, and is included in selling and marketing expenses.

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

Recent Accounting Pronouncements:  In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” ASU 2014-09 supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In April 2015, the FASB voted in favor of a one year deferral of the effective date of this amendment. The Company is currently assessing the impact ASU 2014-09 will have on its financial position and results of operations.

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

Reclassifications:  Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Note B -- Customer Receivables

The components of customer receivables were:

	APRIL 30
(in thousands)	2015	2014
Gross customer receivables	$48,655	$48,943
Less:
Allowance for doubtful accounts	(173)	(102)
Allowance for returns and discounts	(2,340)	(2,366)

Net customer receivables	$46,142	$46,475

Note C -- Inventories

The components of inventories were:

	APRIL 30
(in thousands)	2015	2014
Raw materials	$17,199	$13,756
Work-in-process	18,095	19,179
Finished goods	14,797	13,439

Total FIFO inventories	50,091	46,374
Reserve to adjust inventories to LIFO value	(14,103)	(14,851)

Total LIFO inventories	$35,988	$31,523

Note D -- Property, Plant and Equipment

The components of property, plant and equipment were:

	APRIL 30
(in thousands)	2015	2014
Land	$5,929	$5,929
Buildings and improvements	69,412	68,224
Buildings and improvements - capital leases	11,202	11,202
Machinery and equipment	159,680	155,162
Machinery and equipment - capital leases	29,052	28,111
Construction in progress	12,581	2,461
	287,856	271,089
Less accumulated amortization and depreciation	(202,340)	(197,040)

Total	$85,516	$74,049

Amortization and depreciation expense on property, plant and equipment amounted to $9.5 million, $9.5 million and $9.2 million in fiscal years 2015, 2014 and 2013, respectively.  Accumulated amortization on capital leases included in the above table amounted to $28.6 million and $27.5 million as of April 30, 2015 and 2014, respectively.

Note E -- Loans Payable and Long-Term Debt

Maturities of long-term debt are as follows:

	FISCAL YEARS ENDING APRIL 30

(in thousands)	2016	2017	2018	2019	2020	2021 AND THERE- AFTER	TOTAL OUTSTANDING

Revolving credit facility	$—	$—	$—	$10,000	$—	$—	$10,000

Economic development loans	—	—	—	2,190	1,290	1,500	4,980

Capital lease obligations	1,457	1,406	1,086	726	604	2,696	7,975

Total	$1,457	$1,406	$1,086	$12,915	$1,895	$4,196	$22,955

Less current maturities							$1,457

Total long-term debt							$21,498

The Company’s primary loan agreement is a $35 million unsecured revolving credit facility which expires on December 31, 2018 with Wells Fargo Bank, N.A. (Wells Fargo).  At April 30, 2015 and 2014, $10 million of loans were outstanding under this facility, and the Company had additional borrowing base availability of $25 million.  The Company incurs a fee for amounts not used under the revolving credit facility.  Fees paid by the Company related to non-usage of its current and former credit facilities have been included in interest expense and were insignificant in each of fiscal years 2015, 2014 and 2013, respectively.

The Company can borrow under the revolving credit facility up to the lesser of $35 million or the maximum borrowing base (which equals 75% of eligible accounts receivable, 50% of eligible pre bill reserves and up to $20 million for equipment value, each as defined in the agreement) less any outstanding loan balance.  Any outstanding loan balance bears interest at the London Interbank

Offered Rate (LIBOR) (0.25% at April 30, 2015) plus 1.495%. Under the terms of the revolving credit facility, the Company must: (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.5 to 1.0 measured on a rolling four-quarter basis; and (3) comply with other customary affirmative and negative covenants.

The Company was in compliance with all covenants specified in the amended revolving credit facility as of April 30, 2015, including as follows: (1) the Company’s ratio of total liabilities to tangible net worth at April 30, 2015 was 0.74 to 1.0; and (2) cash flow to fixed charges for its most recent four quarters was 3.39 to 1.0.

The revolving credit facility does not limit the Company’s ability to pay dividends or repurchase its common stock as long as the Company is in compliance with these covenants.

In 2009, the Company entered into a loan agreement with the Board of County Commissioners of Garrett County as part of the Company’s capital investment in land located in Garrett County, Maryland.  This loan agreement is secured by a Deed of Trust on the property and bears interest at a fixed rate of 3%.  The agreement defers principal and interest during the term of the obligation and forgives any outstanding balance at December 31, 2019, if the Company complies with certain employment levels.  The outstanding balance as of April 30, 2015 and 2014 was $1.3 million.

In 2005, the Company entered into two separate loan agreements with the Maryland Economic Development Corporation and the County Commissioners of Allegany County as part of the Company’s capital investment and operations at the Allegany County, Maryland site.  These loan agreements were amended in 2013 and 2008.  The aggregate balance of these loan agreements was $2.2 million as of April 30, 2015 and 2014.  The loan agreements expire at December 31, 2018 and bear interest at a fixed rate of 3% per annum.  These loan agreements are secured by mortgages on the manufacturing facility constructed in Allegany County, Maryland.  These loan agreements defer principal and interest during the term of the obligation and forgive any outstanding balance at December 31, 2018, if the Company complies with certain employment levels at the facility.

From 2012 through 2015, the Company entered into a total of fourteen capitalized lease agreements in the aggregate amount of $2.1 million with First American Financial Bancorp related to financing computer equipment.  Each lease has a term of 48 months and an interest rate of 6.5%.  The leases require quarterly rental payments.  The aggregate outstanding amount under all of these leases as of April 30, 2015 and 2014 was $1.3 million and $1.2 million, respectively.

From 2013 through 2015, the Company entered into a total of thirteen capitalized lease agreements in the aggregate amount of $1.5 million with e-Plus Group related to financing computer equipment.  Each lease has a term of 51 months and an interest rate of 6.5%.  The leases require monthly rental payments.  The aggregate outstanding amount under all of these leases as of April 30, 2015 and 2014 was $1.0 million and $0.8 million, respectively.

In 2004, the Company entered into a lease agreement with the West Virginia Economic Development Authority as part of the Company’s capital investment and operations at the South Branch plant located in Hardy County, West Virginia. This capital lease agreement is a $10 million term obligation, which expires June 30, 2024, bearing interest at a fixed rate of 2% per annum. The lease requires monthly rental payments.  The outstanding amounts owed as of April 30, 2015 and 2014 were $5.6 million and $6.1 million, respectively.

In 2015, the Company entered into a $1.5 million loan agreement with the West Virginia Economic Development Authority as part of the Company's capital investment and operations at the South Branch plant located in Hardy County, West Virginia. The loan agreement expires on February 1, 2025 and bears interest at a fixed rate of 3% per annum. The loan agreement is secured by certain equipment. It defers principal and interest during the term of the obligation and forgives any outstanding balance at December 31, 2018 if the Company complies with certain employment levels at the facility.

Certain of the Company's loan agreements limit the amount and type of indebtedness the Company can incur and require the Company to maintain specified financial ratios measured on a quarterly basis. In addition to the assets previously discussed, certain of the Company’s property, plant and equipment are pledged as collateral under a  loan agreement and the capital lease arrangements. The Company was in compliance with all covenants contained in its loan agreements and capital leases at April 30, 2015.

Interest paid under the Company’s loan agreements and capital leases during fiscal years 2015, 2014 and 2013 was $0.5 million, $0.7 million and $0.6 million, respectively.

Note F -- Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

	FISCAL YEARS ENDED APRIL 30
(in thousands, except per share amounts)	2015	2014	2013
Numerator used in basic and diluted earnings per common share:
Net income	$35,499	$20,461	$9,758
Denominator:
Denominator for basic earnings per common share -
weighted-average shares	15,764	15,299	14,563
Effect of dilutive securities:
Stock options and restricted stock units	273	354	270
Denominator for diluted earnings per common share -
weighted-average shares and assumed conversions	16,037	15,653	14,833
Net earnings per share
Basic	$2.25	$1.34	$0.67
Diluted	$2.21	$1.31	$0.66

Potentially dilutive shares of 0.1 million,  0.1 million and 1.0 million issuable under the Company’s stock incentive plans have been excluded from the calculation of net earnings per share for the fiscal years ended April 30, 2015, 2014 and 2013, respectively, as the effect would be anti-dilutive.

Note G – Stock-Based Compensation

The Company has two types of stock-based compensation awards in effect for its employees and directors. The Company has issued stock options since 1986 and restricted stock units (RSUs) since fiscal 2010. Total compensation expense related to stock-based awards for the fiscal years ended April 30, 2015, 2014 and 2013 was $3.5 million, $3.3 million and $3.5 million, respectively.  The Company recognizes stock-based compensation costs net of an estimated forfeiture rate for those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company estimates the forfeiture rates based upon its historical experience.

Stock Incentive Plans

At April 30, 2015, the Company had stock option and RSU awards outstanding under three different plans: (1) second amended and restated 2004 stock incentive plan for employees; (2) 2006 non-employee directors equity ownership plan; and (3) 2011 non-employee directors equity ownership plan.  As of April 30, 2015, there were 921,026 shares of common stock available for future stock-based compensation awards under the Company’s stock incentive plans.

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

The weighted-average assumptions and valuation of the Company’s stock options were as follows:

	FISCAL YEARS ENDED APRIL 30
	2015	2014	2013
Weighted-average fair value of grants	$9.25	$14.46	$7.39
Expected volatility	27.4%	38.2%	42.5%
Expected term in years	5.9	6.1	6.1
Risk-free interest rate	2.19%	1.59%	1.09%
Expected dividend yield	—%	—%	—%

Stock Option Activity

Stock options granted and outstanding under each of the Company’s plans vest evenly over a three-year period and have contractual terms of ten years. The exercise price of all stock options granted is equal to the fair market value of the Company’s common stock on the option grant date.

The following table presents a summary of the Company’s stock option activity for the fiscal years ended April 30, 2015, 2014 and 2013 (remaining contractual term in years and exercise prices are weighted-averages):

	NUMBER OF OPTIONS	REMAINING CONTRACTUAL TERM	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding at April 30, 2012	1,624,760	5.1	$27.64	$—

Granted	125,000	9.1	17.62	—
Exercised	(251,799)	—	23.35	1,868
Cancelled or expired	(96,148)	—	31.03	—
Outstanding at April 30, 2013	1,401,813	4.8	$27.27	$9,272

Granted	60,500	9.1	36.74	—
Exercised	(551,485)	—	26.61	5,156
Cancelled or expired	(59,514)	—	30.17	—
Outstanding at April 30, 2014	851,314	4.3	$28.16	$3,121

Granted	66,600	9.1	29.92	—
Exercised	(508,639)	—	28.05	7,209
Cancelled or expired	(11,200)	—	32.64	—
Outstanding at April 30, 2015	398,075	5.0	$28.46	$8,851
Outstanding at
Vested and expected to vest in the future at April 30, 2015	385,250	4.9	$28.45	$8,571
Exercisable at April 30, 2015	263,541	3.3	$28.38	$5,882

The aggregate intrinsic value in the previous table of the outstanding options on April 30, 2015 represents the total pre-tax intrinsic value (the excess, if any, of the Company’s closing stock price on the last trading day of fiscal 2015 over the exercise price, multiplied by the number of in-the-money options) of the shares of the Company’s common stock that would have been received by the option holders had all option holders exercised their options on April 30, 2015. This amount changes based upon the fair market value of the Company’s common stock.  The total fair value of options vested for the fiscal years ended April 30, 2015, 2014 and 2013 was $0.7 million, $0.7 million and $1.2 million, respectively.

As of April 30, 2015, there was $0.7 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s stock-based compensation plans. This expense is expected to be recognized over a weighted-average period of 1.7 years.

Cash received from option exercises for the fiscal years ended April 30, 2015, 2014 and 2013, was an aggregate of $14.3 million, $14.7 million and $5.9 million, respectively.  The actual tax benefit realized for the tax deduction from option exercises of stock option awards totaled $2.8 million, $2.0 million and $0.7 million for the fiscal years ended April 30, 2015, 2014 and 2013, respectively.

The following table summarizes information about stock options outstanding at April 30, 2015 (remaining lives in years and exercise prices are weighted-averages):

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
OPTION PRICE		REMAINING	EXERCISE		EXERCISE
PER SHARE	OPTIONS	LIFE	PRICE	OPTIONS	PRICE
$17.62-$17.62	45,841	7.1	$17.62	12,507	$17.62
$22.77-$24.73	120,800	3.6	24.15	120,800	24.15
$28.97-$34.11	184,100	4.5	31.87	117,500	32.98
$36.74-$36.74	47,334	8.1	36.74	12,734	36.74
	398,075			263,541

Restricted Stock Unit Activity:

The Company’s RSUs granted to employees cliff-vest over a three-year period from date of grant, while RSUs granted to non-employee directors vest daily over a two-year period from date of grant.  Directors were granted service-based RSUs only, while employees were awarded both service-based and performance-based RSUs (PBRSUs) in fiscal years 2015, 2014 and 2013.  The PBRSUs granted in fiscal 2015 are earned based on achievement of a number of goals pertaining to the Company’s operational and financial performance during the performance period of fiscal 2015.  Employees who satisfy the vesting criteria will receive a proportional amount of PBRSUs based upon the Compensation Committee’s assessment of the Company’s achievement of the performance criteria.

The following table contains a summary of the Company’s RSU activity for the fiscal years ended April 30, 2015, 2014 and 2013:

	PERFORMANCE-BASED RSUs	SERVICE-BASED RSUs	TOTAL RSUs	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Issued and outstanding, April 30, 2012	237,076	155,728	392,804	$18.75

Granted	129,075	63,025	192,100	$17.76
Cancelled due to non-achievement of performance goals	(24,311)	—	(24,311)	$17.09
Settled in common stock	(49,546)	(58,328)	(107,874)	$20.66
Forfeited	(13,189)	(5,425)	(18,614)	$17.91
Issued and outstanding, April 30, 2013	279,105	155,000	434,105	$17.96

Granted	75,600	44,092	119,692	$36.09
Cancelled due to non-achievement of performance goals	(23,384)	—	(23,384)	$17.62
Settled in common stock	(74,935)	(60,310)	(135,245)	$19.75
Forfeited	(20,591)	(15,407)	(35,998)	$23.12
Issued and outstanding, April 30, 2014	235,795	123,375	359,170	$22.79

Granted	79,500	40,100	119,600	$30.82
Cancelled due to non-achievement of performance goals	(16,218)	—	(16,218)	$36.18
Settled in common stock	(79,407)	(54,861)	(134,268)	$17.45
Forfeited	(8,726)	(4,764)	(13,490)	$27.78
Issued and outstanding, April 30, 2015	210,944	103,850	314,794	$27.15

As of April 30, 2015, there was $2.7 million of total unrecognized compensation expense related to unvested RSUs granted under the Company’s stock-based compensation plans.  This expense is expected to be recognized over a weighted-average period of 1.6 years.

For the fiscal years ended April 30, 2015, 2014 and 2013 stock-based compensation expense was allocated as follows:

(in thousands)	2015	2014	2013
Cost of sales and distribution	$518	$505	$606
Selling and marketing expenses	954	801	859
General and administrative expenses	2,025	1,989	2,044
Stock-based compensation expense, before income taxes	$3,497	$3,295	$3,509

Restricted Stock Tracking Units:

During fiscal 2015, the Board of Directors of the Company approved grants of 10,416 cash-settled performance-based restricted stock tracking units (RSTUs) and 3,584 cash-settled service-based RSTUs for more junior level employees who previously received RSU grants under the Company’s shareholder approved plan.  Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of a share of the Company’s common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of a share of our common stock as of the payment date if they remain continuously employed with the Company until the units vest.  The RSTUs cliff-vest three years from the grant date.  Since the RSTUs will be settled in cash, the grant date fair value of these awards is recorded as a liability until the date of payment.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value. The Company recognized expense of $0.4 million and $0.1 million related to RSTUs for the fiscal years ended April 30, 2015 and 2014, respectively. A liability for payment of the RSTUs is included in the Company's balance sheets in the amount of $0.4 million and $0.1 million as of April 30, 2015 and 2014, respectively.

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

Discretionary profit-sharing contributions ranging from 0-5%, based on predetermined net income levels of the Company, may be made annually in the form of Company stock. The Company recognized expenses for profit-sharing contributions of $1.8 million, $0.8 million and $0.3 million in fiscal years 2015, 2014 and 2013, respectively.

In fiscal 2013, as part of the realignment of its retirement plans, the Company increased the match on 401(k) contributions in the form of Company stock to 100% of an employee’s annual contribution to the plan up to 4% of annual compensation.  Effective May 1, 2015, matching contributions will be made in cash by the Company. The expense for 401(k) matching contributions for this plan was $5.6 million, $4.1 million and $2.5 million, in fiscal years 2015, 2014 and 2013, respectively.

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

Included in accumulated other comprehensive loss at April 30, 2015 is $67.0 million ($40.9 million net of tax) related to net unrecognized actuarial losses that have not yet been recognized in net periodic pension benefit costs. The Company expects to recognize $1.4 million ($0.9 million net of tax) in net actuarial losses in net periodic pension benefit costs during fiscal 2016.   The Company uses an April 30 measurement date for its benefit plans.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s non-contributory defined benefit pension plans as of April 30:

	APRIL 30
(in thousands)	2015	2014

CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$144,142	$149,429
Interest cost	6,466	6,203
Actuarial (gains) and losses	24,168	(7,615)
Benefits paid	(4,790)	(3,875)
Projected benefit obligation at end of year	$169,986	$144,142

	APRIL 30
(in thousands)	2015	2014

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$102,599	$95,733
Actual return on plan assets	6,583	8,483
Company contributions	4,269	2,258
Benefits paid	(4,790)	(3,875)
Fair value of plan assets at end of year	$108,661	$102,599

Funded status of the plans	$(61,325)	$(41,543)
Unrecognized net actuarial loss	66,975	42,589
Prepaid benefit cost	$5,650	$1,046

The accumulated benefit obligation for both pension plans was $170.0 million and $144.1 million at April 30, 2015 and 2014, respectively.

	PENSION BENEFITS
(in thousands)	2015	2014	2013

COMPONENTS OF NET PERIODIC PENSION BENEFIT COST
Interest cost	$6,466	$6,203	$6,261
Expected return on plan assets	(7,666)	(7,113)	(6,563)
Recognized net actuarial loss	865	1,129	923
Pension benefit cost	$(335)	$219	$621

The components of net periodic pension benefit cost do not include service costs or prior service costs due to the plans being frozen.

Actuarial Assumptions:  The discount rate at April 30 was used to measure the year-end benefit obligations and the earnings effects for the subsequent year. Actuarial assumptions used to determine benefit obligations and earnings effects for the pension plans follow:

	FISCAL YEARS ENDED APRIL 30
	2015	2014

WEIGHTED-AVERAGE ASSUMPTIONS TO DETERMINE BENEFIT OBLIGATIONS
Discount rate	4.19%	4.56%

	FISCAL YEARS ENDED APRIL 30
	2015	2014	2013

WEIGHTED-AVERAGE ASSUMPTIONS TO DETERMINE NET PERIODIC PENSION BENEFIT COST
Discount rate	4.56%	4.21%	4.66%
Expected return on plan assets	7.5%	7.5%	7.5%

In fiscal years 2015, 2014 and 2013, the Company determined the discount rate by referencing the Aon Hewitt AA Bond Universe Yield Curve.  The Company believes that using a yield curve approach accurately reflects changes in the present value of liabilities over time since each cash flow is discounted at the rate at which it could effectively be settled.

In developing the expected long-term rate of return assumption for the assets of the defined benefit pension plans, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.  The Company also considered the related historical ten-year average asset returns at April 30, 2015.

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

The Company expects to contribute $5.0 million to its pension plans in fiscal 2016.  The Company made contributions of $4.3 million and $2.3 million to its pension plans in fiscal 2015 and 2014, respectively.

Estimated Future Benefit Payments: The following benefit payments, which reflect expected future service, are expected to be paid:

FISCAL YEAR	BENEFIT PAYMENTS (in thousands)

2016	$5,236
2017	5,544
2018	5,928
2019	6,415
2020	6,813
Years 2021-2025	39,745

Plan Assets:  Pension assets by major category and the type of fair value measurement as of April 30, 2015 and 2014 are presented in the following tables:

FAIR VALUE MEASUREMENTS AT APRIL 30, 2015
(in thousands)	TOTAL	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Cash Equivalents	$8	$—	$8	$—
Equity Funds:
Mutual Fund Equity	62,533	62,533	—	—
Fixed Income Funds:
Mutual Fund Tax Income	28,408	—	28,408	—
Common and Collective Funds:[1]
Capital Preservation Fund	17,712	—	17,712	—
Total	$108,661	$62,533	$46,128	$—

FAIR VALUE MEASUREMENTS AT APRIL 30, 2014
(in thousands)	TOTAL	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Cash Equivalents	$338	$338	$—	$—
Equity Collective Funds:[1]
Equity Index Value Fund	20,753	—	20,753	—
Equity Index Growth Fund	20,485	—	20,485	—
Small Cap Index Fund	5,929	—	5,929	—
International Equity Fund	4,166	—	4,166	—
Fixed Income Collective Funds:[1]
Core Fixed Income Fund	33,409	—	33,409	—
Capital Preservation Fund	17,519	—	17,519	—
Total	$102,599	$338	$102,261	$—

1The Collective Trust Funds are valued by applying each plan's ownership percentage in the fund to the fund's net assets at fair value at the valuation date.

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

The Company’s pension plans’ weighted-average asset allocations at April 30, 2015 and 2014, by asset category, were as follows:

PLAN ASSET ALLOCATION
	2015	2015	2014
APRIL 30	TARGET	ACTUAL	ACTUAL

Equity Funds	50.0%	58.0%	50.0%
Fixed Income Funds	50.0%	42.0%	50.0%
Total	100.0%	100.0%	100.0%

Within the broad categories outlined in the preceding table, the Company has the following specific allocations as a percentage of total funds invested:  16% Capital Preservation, 26% Bond and 58% Equity.

Note I -- Income Taxes

Income tax expense was comprised of the following:

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2015	2014	2013

CURRENT EXPENSE
Federal	$12,663	$4,825	$1,031
State	1,890	406	162
Total current expense	14,553	5,231	1,193

DEFERRED EXPENSE
Federal	3,024	6,076	4,859
State	1,311	1,902	930
Total deferred expense	4,335	7,978	5,789
Total expense	18,888	13,209	6,982
Other comprehensive income (loss)	(9,510)	3,944	(2,905)
Total comprehensive income tax expense	$9,378	$17,153	$4,077

The Company's effective income tax rate varied from the federal statutory rate as follows:

	FISCAL YEARS ENDED APRIL 30
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Research and experimentation tax credit	(2.3)%	—%	—%
Meals and entertainment	0.5	0.8	1.5
Domestic production deduction	(2.4)	(1.8)	(0.3)
Other	0.1	0.7	1.4
Total	(4.1)%	(0.3)%	2.6%

Effective federal income tax rate	30.9%	34.7%	37.6%
State income taxes, net of federal tax effect	3.8	4.5	4.1
Effective income tax rate	34.7%	39.2%	41.7%

Included in the fiscal year 2015 effective income tax rate are research and experimentation tax credits for fiscal years 2011 through 2014.

Income taxes paid were $13.3 million,  $4.3 million and $1.2 million for fiscal years 2015, 2014 and 2013, respectively.

The significant components of deferred tax assets and liabilities were as follows:

	APRIL 30
(in thousands)	2015	2014
Deferred tax assets:
Pension benefits	$23,074	$15,381
Accounts receivable	5,523	4,603
Product liability	1,031	745
Employee benefits	7,429	8,523
Net operating loss carryforward	—	469
Other	266	199
Total	37,323	29,920

Deferred tax liabilities:
Inventory	451	496
Depreciation	3,485	2,374
	3,936	2,870

Net deferred tax asset	$33,387	$27,050

Management believes it is more likely than not that the Company will realize its gross deferred tax assets due to expected future taxable income and the reversal of taxable temporary differences.

Note J -- Accounting for Uncertainty in Income Taxes

The Company accounts for its income tax uncertainties in accordance with ASC Topic 740, “Income Taxes.”  The Company had no liability relating to uncertain tax positions for the years ended April 30, 2015 and 2014.

With minor exceptions, the Company is currently open to audit by tax authorities for tax years ending April 30, 2012 through April 30, 2015.  The Company is currently not under federal audit.

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible is not material as of April 30, 2015.

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

The following is a reconciliation of the Company’s warranty liability:

	APRIL 30
(in thousands)	2015	2014

PRODUCT WARRANTY RESERVE
Beginning balance	$1,910	$1,795
Accrual for warranties	14,738	11,988
Settlements	(14,005)	(11,873)
Ending balance at fiscal year end	$2,643	$1,910

Lease Agreements

The Company leases certain office buildings, manufacturing buildings, service centers and equipment. Total rental expenses under operating leases amounted to approximately $8.8 million, $8.0 million and $7.4 million, in fiscal years 2015, 2014 and 2013, respectively. Minimum rental commitments as of April 30, 2015, under noncancelable leases with terms in excess of one year are as follows:

FISCAL YEAR	OPERATING (in thousands)	CAPITAL (in thousands)
2016	$3,108	$1,696
2017	1,687	1,576
2018	777	1,197
2019	599	803
2020	314	665
2021 (and thereafter)	45	2,813
	$6,530	$8,750
Less amounts representing interest (2%)		(775)
Total obligations under capital leases		$7,975

Related Parties

During fiscal 1985, prior to becoming a publicly held corporation, the Company entered into an agreement with a partnership which includes certain former executive officers and current significant shareholders of the Company, including one current member of the Board of Directors of the Company, to lease the Company’s headquarters building which was constructed and is owned by the partnership. The Company has subsequently renewed this lease in accordance with Company policy and procedures which includes approval by the Board of Directors. As of April 30, 2015, the Company is in the final year of the latest five-year renewal period, which expires in 2016. Under this agreement, rental expense was $0.5 million, $0.5 million and $0.5 million, in fiscal years 2015, 2014 and 2013, respectively. Rent due during the remaining term of the lease is approximately $0.4 million (included in the preceding table).

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

At April 30, 2015, the Company's two largest customers, Customers A and B, represented 14.4% and 21.9% of the Company's gross customer receivables, respectively. At April 30, 2014, Customers A and B represented 21.0% and 21.4% of the Company’s gross customer receivables, respectively.

 The following table summarizes the percentage of sales to the Company's two largest customers for the last three fiscal years:

	PERCENT OF ANNUAL GROSS SALES
	2015	2014	2013
Customer A	26.5%	28.6%	35.7%
Customer B	18.6%	20.6%	22.8%

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

The following table summarizes the fair value of assets that are recorded in the Company’s consolidated financial statements as of April 30, 2015 and 2014 at fair value on a recurring basis:

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2015
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS:
Money market funds	$30,480	$—	$—
Mutual funds	1,048	—	—
Certificates of deposit	38,000	—	—
Total assets at fair value	$69,528	$—	$—

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2014
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS:
Money market funds	$38,877	$—	$—
Mutual funds	1,204	—	—
Total assets at fair value	$40,081	$—	$—

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

During fiscal years 2015, 2014 and 2013, the Company recognized total pre-tax restructuring charges for the 2012 Restructuring Plan of $(0.2) million, $(0.2) million and $1.4 million, respectively.  The Company recognized recurring operating costs for the facilities closed as part of the 2012 Restructuring Plan of $0.1 million in fiscal 2015.

As of April 30, 2015, the Company had no remaining manufacturing plants classified as held for sale. During the fourth quarter of fiscal 2015, the Company sold its closed plant located in Hardy County, West Virginia and recognized a gain of $0.3 million on the sale. During the fourth quarter of fiscal 2014, the Company sold its closed plant located in Hazard, Kentucky and recognized a gain of $0.3 million on the sale.  The gains were included in restructuring charges on the Company’s statements of income.

Note O -- Quarterly Financial Data (Unaudited)

FISCAL 2015	07/31/14	10/31/2014	01/31/15	04/30/15
(in thousands, except per share amounts)
Net sales	$211,917	$217,693	$188,963	$206,892
Gross profit	37,114	36,981	35,117	43,320
Income before income taxes	13,054	12,322	10,976	18,035
Net income	9,238	7,671	7,282	11,308
Earnings per share
Basic	$0.59	$0.49	$0.46	$0.71
Diluted	$0.59	$0.48	$0.45	$0.69

FISCAL 2014	07/31/13	10/31/2013	01/31/14	04/30/14
(in thousands, except per share amounts)
Net sales	$178,095	$190,532	$169,033	$188,855
Gross profit	33,715	32,274	26,001	32,187
Income before income taxes	10,682	8,631	4,953	9,404
Net income	6,655	5,271	2,901	5,634
Earnings per share
Basic	$0.45	$0.35	$0.19	$0.36
Diluted	$0.43	$0.34	$0.18	$0.36

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Woodmark Corporation:

We have audited the accompanying consolidated balance sheets of American Woodmark Corporation and subsidiary (the Company), as of April 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended April 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of American Woodmark Corporation and subsidiary as of April 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three year period ended April 30, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 30, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia
June 30, 2015

Management's Annual Report on Internal Control over Financial Reporting

Management has responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2015. In making its assessment, Management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Management concluded that based on its assessment, American Woodmark Corporation’s internal control over financial reporting was effective as of April 30, 2015. The Company’s internal control over financial reporting as of April 30, 2015, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in this Annual Report on Form 10-K.

/s/ KENT B. GUICHARD

Kent B. Guichard
Chairman and Chief Executive Officer

/s/ M. SCOTT CULBRETH

M. Scott Culbreth
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm –
Internal Control over Financial Reporting

The Board of Directors and Shareholders of American Woodmark Corporation:

We have audited American Woodmark Corporation’s internal control over financial reporting as of April 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American Woodmark Corporation maintained, in all material respects, effective internal control over financial reporting as of April 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Woodmark Corporation and subsidiary as of April 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2015 and our report dated June 30, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
June 30, 2015

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Senior Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2015.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting.  Management has conducted an assessment of the Company’s internal control over financial reporting as of April 30, 2015.  Management’s report regarding that assessment is included with the Consolidated Financial Statements included in this report under Item 8, “Financial Statements and Supplementary Data,” and is incorporated in this Item by reference.

Report of Registered Public Accounting Firm.  The Company’s independent registered public accounting firm, KPMG LLP, audited the Consolidated Financial Statements included in this report and has issued an audit report on the effectiveness of the Company’s internal control over financial reporting.  KPMG’s report is included with the Consolidated Financial Statements included in this report under Item 8, “Financial Statements and Supplementary Data,” and is incorporated in this Item by reference.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K:

(1)the information concerning the Company’s directors is set forth under the caption “Information Regarding Nominees” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on August 26, 2015 (“Proxy Statement”) and is incorporated in this Item by reference;

(2)the information concerning the Company’s executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this report and is incorporated in this Item by reference;

(3)the information concerning compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated in this Item by reference;

(4)the information concerning the Code of Business Conduct and Ethics governing the Company’s Chief Executive Officer, Chief Financial Officer, Controller, and Treasurer is set forth under the caption “Corporate Governance – Codes of Business Conduct and Ethics” in the Proxy Statement and is incorporated in this Item by reference;

(5)the information concerning material changes, if any, in the procedures by which security holders may recommend nominees to the Company’s Board of Directors is set forth under the caption “Corporate Governance – Procedures for Shareholder Nominations of Directors” in the Proxy Statement and is incorporated in this Item by reference; and

(6)the information concerning the Audit Committee of the Company’s Board of Directors, including the members of the Audit Committee and the Board’s determination concerning whether certain members of the Audit Committee are “audit committee financial experts” as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the captions “Corporate

Governance – Board of Directors and Committees” and “Audit Committee” in the Proxy Statement and is incorporated in this Item by reference.

Item 11.        EXECUTIVE COMPENSATION

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K, the information set forth under the captions “Executive Compensation,” “Report of the Compensation Committee” and "Non-Management Directors' Compensation" in the Proxy Statement is incorporated in this Item by reference.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K, the information set forth under the caption “Security Ownership” in the Proxy Statement is incorporated in this Item by reference.

Equity Compensation Plans

The following table summarizes information about the Company’s equity compensation plans as of April 30, 2015:

	Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	—	—	921,026
Options	398,075	$28.46
Performance-based restricted stock units	210,944	N/A (2)
Service-based restricted stock units	103,850	N/A (2)
Equity compensation plans not approved by security holders(3)	—	—	—
Total	712,869	$28.46	921,026

(1) At April 30, 2015, the Company had stock option and restricted stock unit awards outstanding under three different plans: Amended and Restated 2004 Stock Incentive Plan for Employees, 2006 Non-Employee Directors Equity Ownership Plan and 2011 Non-Employee Directors Equity Ownership Plan.

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

PART IV

Item 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements
The following consolidated financial statements of American Woodmark Corporation are incorporated by reference to Item 8 of this report:
Consolidated Balance Sheets as of April 30, 2015 and 2014.
Consolidated Statements of Income – for each year of the three-year period ended April 30, 2015.
Consolidated Statements of Comprehensive Income – for each year of the three-year period ended April 30, 2015.
Consolidated Statements of Shareholders’ Equity – for each year of the three-year period ended April 30, 2015.
Consolidated Statements of Cash Flows – for each year of the three-year period ended April 30, 2015.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.
Management’s Annual Report on Internal Control over Financial Reporting.
Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting.

(a)2.	Financial Statement Schedules
The following financial statement schedule is filed as a part of this Form 10-K:
Schedule II – Valuation of Qualifying Accounts for each year of the three-year period ended April 30, 2015.
Schedules other than the one listed above are omitted either because they are not required or are inapplicable.

(a)3.	Exhibits

3.1 (a)
Articles of Incorporation as amended effective August 12, 1987 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended January 31, 2003; Commission File No. 000-14798).

3.1 (b)
Articles of Amendment to the Articles of Incorporation effective September 10, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed on August 31, 2004; Commission File No. 000-14798).

3.2 (a)	Bylaws - as amended and restated November 19, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed on November 21, 2014; Commission File No. 000-14798).

3.2 (b)	Amendment to Bylaws - effective as of December 31, 2014 (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K as filed on November 21, 2014; Commission File No. 000-14798).

4.1	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2).

4.2	Amended and Restated Stockholders' Agreement (incorporated by reference to Exhibit 4.2 to the Registrant's Form S-1 for the fiscal year ended April 30, 1986; Commission File No. 33-6245).

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

10.1 (j)
Loan Agreement, dated as of February 9, 2005, by and between the Company and the Maryland Economic Development Corporation (incorporated by reference to Exhibit 10.1(n) to the Registrant’s Form 10-K for the fiscal year ended April 30, 2005; Commission File No. 000-14798).

10.1 (k)
First Amendment to Loan Agreement, dated as of April 4, 2008, by and between the Company and Maryland Economic Development Corporation (incorporated by reference to Exhibit 10.1(d) to the Registrant’s Form 10-K for the fiscal year ended April 30, 2008; Commission File No. 000-14798).

10.1 (l)	Second Amendment to Loan Agreement, dated as of April 23, 2013, by and between the Company and Maryland Economic Development Corporation (Filed Herewith).

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

10.7 (a)	Second Amended and Restated 2004 Stock Incentive Plan for Employees (incorporated by reference to Appendix A to the Registrant’s DEF-14A as filed on June 28, 2013; Commission File No. 000-14798).*

10.7 (b)	2006 Non-Employee Directors Equity Ownership Plan (incorporated by reference to Appendix A to the Registrant's DEF-14A as filed on July 12, 2006; Commission File No. 000-14798).*

10.7 (c)
Amendment to 2006 Non-Employee Directors Equity Ownership Plan, dated as of August 27, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended July 31, 2009; Commission File No. 000-14798).*

10.7 (d)	2011 Non-Empoyee Directors Equity Ownership Plan (incorporated by reference to Appendix A to the Registrant's DEF-14A as filed on June 30, 2011; Commission File No. 000-14798).*

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

10.8 (f)	Employment Agreement for Mr. Kent B. Guichard (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on June 5, 2013; Commission File No. 000-14798).*

10.8 (g)	Employment Agreement for Mr. S. Cary Dunston (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K as filed on June 5, 2013; Commission File No. 000-14798).*

10.8 (h)	Employment Agreement for Mr. Bradley S. Boyer (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K as filed on June 5, 2013; Commission File No. 000-14798).*

10.8(i)	Employment Agreement for Mr. M. Scott Culbreth (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on August 27, 2014; Commission File No. 000-14798).*

10.8(j)	Employment Agreement for Mr. R. Perry Campbell (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K as filed on August 27, 2014; Commission File No. 000-14798).*

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

10.10 (c)
Equipment Lease, dated as of June 30, 2004, between the Company and the West Virginia Economic Development Authority (incorporated by reference to Exhibit 10.1(l) to the Registrant's Form 10-Q for the quarter ended July 31, 2004; Commission File No. 000-14798).

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

101
Interactive Data File for the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (Filed Herewith).

*Management contract or compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts

AMERICAN WOODMARK CORPORATION
(In Thousands)

Description (a)	Balance at Beginning of Year	Additions (Reductions) Charged to Cost and Expenses		Other	Deductions		Balance at End of Year

Year ended April 30, 2015:

Allowance for doubtful accounts	$102	$184		$—	$(113)	(b)	$173

Reserve for cash discounts	$727	$8,859	(c)	$—	$(8,840)	(d)	$746

Reserve for sales returns and allowances	$1,639	$7,326	(c)	$—	$(7,371)		$1,594

Year ended April 30, 2014:

Allowance for doubtful accounts	$148	$31		$—	$(77)	(b)	$102

Reserve for cash discounts	$669	$8,529	(c)	$—	$(8,471)	(d)	$727

Reserve for sales returns and allowances	$1,536	$7,245	(c)	$—	$(7,142)		$1,639

Year ended April 30, 2013:

Allowance for doubtful accounts	$93	$92		$—	$(37)	(b)	$148

Reserve for cash discounts	$645	$8,174	(c)	$—	$(8,150)	(d)	$669

Reserve for sales returns and allowances	$1,301	$7,496	(c)	$—	$(7,261)		$1,536

(a)	All reserves relate to accounts receivable.

(b)	Principally write-offs, net of collections.

(c)	Reduction of gross sales.

(d)	Cash discounts granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Woodmark Corporation
(Registrant)

June 30, 2015	/s/ KENT B. GUICHARD
Kent B. Guichard Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 30, 2015	/s/ KENT B. GUICHARD	June 30, 2015	/s/ VANCE W. TANG
	Kent B. Guichard Chairman and Chief Executive Officer (Principal Executive Officer) Director		Vance W. Tang Director

June 30, 2015	/s/ M. SCOTT CULBRETH	June 30, 2015	/s/ JAMES G. DAVIS, JR.
	M. Scott Culbreth Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)		James G. Davis, Jr. Director

June 30, 2015	/s/ WILLIAM F. BRANDT, JR.	June 30, 2015	/s/ MARTHA M. DALLY
	William F. Brandt, Jr. Director		Martha M. Dally Director

June 30, 2015	/s/ DANIEL T. HENDRIX	June 30, 2015	/s/ S. CARY DUNSTON
	Daniel T. Hendrix Director		S. Cary Dunston President and Chief Operating Officer Director

June 30, 2015	/s/ CAROL B. MOERDYK	June 30, 2015	/s/ ANDREW B. COGAN
	Carol B. Moerdyk Director		Andrew B. Cogan Director

In accordance with Securities and Exchange Commission requirements, the Company will furnish copies of all exhibits to its Form 10-K not contained herein upon receipt of a written request and payment of $0.10 per page to:

Mr. Glenn Eanes
Vice President & Treasurer
American Woodmark Corporation
P.O. Box 1980
Winchester, Virginia 22604-8090