Form 10-Q
period 2015-07-31
AMERICAN WOODMARK CORP
filed 2015-08-28
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 31, 2015

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-14798

American Woodmark Corporation
(Exact name of registrant as specified in its charter)

Virginia		54-1138147
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3102 Shawnee Drive, Winchester, Virginia		22601
(Address of principal executive offices)		(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ___  No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 26, 2015,  16,257,028  shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	PAGE NUMBER

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets--July 31, 2015 and April 30, 2015	3

	Condensed Consolidated Statements of Income--Three months ended July 31, 2015 and 2014	4

	Condensed Consolidated Statements of Comprehensive Income-- Three months ended July 31, 2015 and 2014	5

	Condensed Consolidated Statements of Cash Flows--Three months ended July 31, 2015 and 2014	6

	Notes to Condensed Consolidated Financial Statements--July 31, 2015	7-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 5.	Other Information	17-18

Item 6.	Exhibits	19

SIGNATURES		20

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	July 31, 2015	April 30, 2015
ASSETS
Current Assets
Cash and cash equivalents	$153,020	$149,541
Investments - certificates of deposit	37,750	35,500
Customer receivables, net	53,106	46,142
Inventories	37,004	35,988
Prepaid expenses and other	3,824	4,758
Deferred income taxes	10,587	9,566
Total Current Assets	295,291	281,495

Property, plant and equipment, net	94,387	85,516
Promotional displays, net	5,531	4,348
Deferred income taxes	23,553	23,821
Other assets	3,831	3,724
TOTAL ASSETS	$422,593	$398,904

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$34,831	$34,288
Current maturities of long-term debt	1,511	1,457
Accrued compensation and related expenses	27,172	30,120
Accrued marketing expenses	8,000	6,471
Income taxes payable	7,492	1,791
Other accrued expenses	11,061	10,663
Total Current Liabilities	90,067	84,790

Long-term debt, less current maturities	21,287	21,498
Defined benefit pension liabilities	60,248	61,325
Other long-term liabilities	1,727	1,449

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at July 31, 2015: 16,263,209;
at April 30, 2015: 16,079,671	155,576	150,001
Retained earnings	134,329	120,698
Accumulated other comprehensive loss -
Defined benefit pension plans	(40,641)	(40,857)
Total Shareholders' Equity	249,264	229,842
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$422,593	$398,904

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	July 31,
	2015	2014

Net sales	$231,198	$211,917
Cost of sales and distribution	181,025	174,803
Gross Profit	50,173	37,114

Selling and marketing expenses	15,719	15,515
General and administrative expenses	10,731	8,411
Restructuring charges, net	—	3
Operating Income	23,723	13,185

Interest expense	54	164
Other income	(52)	(33)
Income Before Income Taxes	23,721	13,054

Income tax expense	8,563	3,816

Net Income	$15,158	$9,238

Net Earnings Per Share

Weighted Average Shares Outstanding
Basic	16,180,860	15,532,103
Diluted	16,421,230	15,768,884

Net earnings per share
Basic	$0.94	$0.59
Diluted	$0.92	$0.59

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2015	2014

Net income	$15,158	$9,238

Other comprehensive income, net of tax:
Change in pension benefits, net of deferred tax benefit of $(138) and $(84), respectively	216	132

Total Comprehensive Income	$15,374	$9,370

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$15,158	$9,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,558	3,683
Net loss on disposal of property, plant and equipment	9	9
Stock-based compensation expense	963	943
Deferred income taxes	1,388	597
Pension contributions in excess of expense	(723)	(587)
Tax benefit from stock-based compensation	(2,297)	(5)
Contributions of employer stock to employee benefit plan	1,761	2,159
Other non-cash items	(2,911)	(1,299)
Changes in operating assets and liabilities:
Customer receivables	(7,141)	(5,128)
Inventories	(1,043)	(3,996)
Prepaid expenses and other assets	428	641
Accounts payable	543	2,419
Accrued compensation and related expenses	(2,948)	(3,551)
Income taxes payable	5,701	3,018
Other accrued expenses	2,571	1,126
Net Cash Provided by Operating Activities	15,017	9,267

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(11,133)	(2,477)
Proceeds from sales of property, plant and equipment	82	7
Investment in certificates of deposit, net	(2,250)	—
Investment in promotional displays	(1,994)	(802)
Net Cash Used by Investing Activities	(15,295)	(3,272)

FINANCING ACTIVITIES
Payments of long-term debt	(370)	(282)
Proceeds from issuance of common stock	3,556	600
Repurchase of common stock	(1,768)	(4,064)
Notes receivable, net	42	167
Tax benefit from stock-based compensation	2,297	5
Net Cash Provided (Used) by Financing Activities	3,757	(3,574)

Net Increase in Cash and Cash Equivalents	3,479	2,421

Cash and Cash Equivalents, Beginning of Period	149,541	135,700

Cash and Cash Equivalents, End of Period	$153,020	$138,121

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.    Operating results for the three-month period ended July 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2016.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2015 filed with the U.S. Securities Exchange Commission (SEC).

Note B--New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” ASU 2015-14 defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period. The Company is currently assessing the impact ASU 2014-09 and ASU 2015-14 will have on its financial position and results of operations.

Note C--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended
	July 31,
(in thousands, except per share amounts)	2015	2014
Numerator used in basic and diluted net earnings
per common share:
Net income	$15,158	$9,238
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	16,181	15,532
Effect of dilutive securities:
Stock options and restricted stock units	240	237
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	16,421	15,769
Net earnings per share
Basic	$0.94	$0.59
Diluted	$0.92	$0.59

The Company repurchased a total of 30,555 and 130,000 shares of its common stock during the three-month periods ended July 31, 2015 and 2014, respectively. There were no potentially dilutive securities for the three-month period ended July 31, 2015, which were excluded from the calculation of net earnings per share. There were approximately 0.5 million shares of common stock which were excluded from the calculation of net earnings per share during the three-month period ended July 31, 2014, as the effect would be anti-dilutive.

Note D--Stock-Based Compensation

The Company has various stock-based compensation plans.  During the three-months ended July 31, 2015, the Board of Directors of the Company approved grants of non-statutory stock options and service-based restricted stock units (RSUs) and performance-based RSUs to key employees.  The employee non-statutory stock option grants totaled 30,700 shares of the Company’s common stock with an exercise price of $57.11 per share. The options vest evenly over a three-year period and have a ten-year contractual term. The employee performance-based RSUs totaled 48,201 units and the employee service-based RSUs totaled 16,049 units. The performance-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if they remain continuously employed with the Company until the units vest.  All of the Company’s RSUs granted to employees cliff-vest three years from the grant date.

For the three-month periods ended July 31, 2015 and 2014, stock-based compensation expense was allocated as follows:

	Three Months Ended July 31,
(in thousands)	2015	2014
Cost of sales and distribution	$158	$155
Selling and marketing expenses	280	256
General and administrative expenses	525	532
Stock-based compensation expense	$963	$943

During the three months ended July 31, 2015, the Board of Directors of the Company also approved grants of 7,616 cash-settled performance-based restricted stock tracking units (RSTUs) and 2,499 cash-settled service-based RSTUs for more junior level employees.  Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of a share of the Company's common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of a share of the Company's common stock as of the payment date if they remain continuously employed with the Company until the units vest.  All of the RSTUs cliff-vest three years from the grant date.  Since the RSTUs will be settled in cash, the grant date fair value of these awards is recorded as a liability until the date of payment.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value.  The Company recognized expense of $281 thousand and $49 thousand for the three-month periods ended July 31, 2015 and 2014, respectively, related to RSTUs. A liability for payment of the RSTUs is included in the Company's balance sheets in the amount of $701 thousand and $420 thousand as of July 31, 2015 and April 30, 2015, respectively.

Note E--Customer Receivables

The components of customer receivables were:

	July 31,	April 30,
(in thousands)	2015	2015
Gross customer receivables	$55,796	$48,655
Less:
Allowance for doubtful accounts	(203)	(173)
Allowance for returns and discounts	(2,487)	(2,340)

Net customer receivables	$53,106	$46,142

Note F--Inventories

The components of inventories were:

	July 31,	April 30,
(in thousands)	2015	2015
Raw materials	$17,530	$17,199
Work-in-process	18,296	18,095
Finished goods	15,451	14,797

Total FIFO inventories	51,277	50,091

Reserve to adjust inventories to LIFO value	(14,273)	(14,103)

Total LIFO inventories	$37,004	$35,988

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

The following is a reconciliation of the Company’s warranty liability, which is included in other accrued expenses on the balance sheet:

	Three Months Ended
	July 31,
(in thousands)	2015	2014
Beginning balance at May 1	$2,643	$1,910
Accrual	3,756	3,938
Settlements	(3,522)	(3,362)

Ending balance at July 31	$2,877	$2,486

Note H--Cash Flow

Supplemental disclosures of cash flow information:

	Three Months Ended
	July 31,
(in thousands)	2015	2014
Cash paid during the period for:
Interest	$121	$144
Income taxes	$1,622	$196

Note I--Pension Benefits

Effective April 30, 2012, the Company froze all future benefit accruals under the Company’s hourly and salary defined-benefit pension plans.

Net periodic pension (benefit) cost consisted of the following for the three-month periods ended July 31, 2015 and 2014:

	Three Months Ended
	July 31,
(in thousands)	2015	2014
Interest cost	$1,754	$1,617
Expected return on plan assets	(2,036)	(1,917)
Recognized net actuarial loss	353	216

Net periodic pension (benefit) cost	$71	$(84)

The Company expects to contribute $5.0 million to its pension plans in fiscal 2016, which represents both required and discretionary funding.  As of July 31, 2015, $0.8 million of contributions had been made.  The Company made contributions of $4.3 million to its pension plans in fiscal 2015.

Note J--Fair Value Measurements

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

The following table summarizes the fair values of assets that are recorded in the Company’s unaudited condensed consolidated financial statements as of July 31, 2015 and April 30, 2015 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of July 31, 2015
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$30,481	$—	$—
Mutual funds	1,045	—	—
Certificates of deposit	38,500	—	—
Total assets at fair value	$70,026	$—	$—

	As of April 30, 2015
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$30,480	$—	$—
Mutual funds	1,048	—	—
Certificates of deposit	38,000	—	—
Total assets at fair value	$69,528	$—	$—

Note K--Loans Payable and Long-Term Debt

The Company's outstanding indebtedness and other obligations to Wells Fargo are unsecured. Under the terms of its revolving credit facility, the Company must also (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.5 to 1.0 measured on a rolling four-quarter basis; and (3) comply with other customary affirmative and negative covenants.  The Company was in compliance with all covenants specified in the credit facility as of July 31, 2015, including as follows: (1) the Company’s ratio of total liabilities to tangible net worth at July 31, 2015 was 0.7 to 1.0; and (2) cash flow to fixed charges for its most recent four quarters was 3.20 to 1.0.

Note L--Income Taxes

The Company’s effective income tax rate for the three month period ended July 31, 2015 was 36.1%, compared with 29.2%, in the comparable period of the prior fiscal year.  The higher effective tax rate in fiscal 2016 was the result of a federal research and experimentation tax credit for fiscal years 2011 through 2014 of $1.1 million being recorded in the first quarter of fiscal 2015.

Note M--Other Information

The Company is involved in suits and claims in the normal course of business, including without limitation product liability and general liability claims, and claims pending before the Equal Employment Opportunity Commission.  On at least a quarterly basis, the Company consults with its legal counsel to ascertain the reasonable likelihood that such claims may result in a loss.  As required by FASB Accounting Standards Codification Topic 450, “Contingencies” (ASC 450), the Company categorizes the various suits and claims into three categories according to their likelihood for resulting in potential loss: those that are probable, those that are reasonably possible, and those that are deemed to be remote.  Where losses are deemed to be probable and estimable, accruals are made. Where losses are deemed to be reasonably possible, a range of loss estimates is determined and considered for disclosure.  In determining these loss range estimates, the Company considers known values of similar claims and consults with independent counsel.

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of July 31, 2015.

Item 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes, both of which are included in Part I, Item 1 of this report.  The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2015.

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

Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report, including elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and also in the Company's most recent Annual Report on Form 10-K for the fiscal year ended April 30, 2015, filed with the SEC, including under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A, "Risk Factors," and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."  While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a material adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent dealers and distributors.  At July 31, 2015, the Company operated 9 manufacturing facilities and 7 service centers across the country.

The three-month period ended July 31, 2015 was the Company’s first quarter of its fiscal year that ends on April 30, 2016 (fiscal 2016).  During the first quarter of fiscal 2016, the Company continued to experience improving market conditions from the housing market downturn that began in 2007.

The Company’s remodeling based business was impacted by the following trends during the first quarter of the Company’s fiscal 2016:

•
Residential investment as a percentage of gross domestic product as tracked by the U.S. Department of Commerce for the second calendar quarter of 2015 remained flat at 3.2% compared to the prior calendar quarter;

•
The median price per existing home sold improved from the same period one year ago by 7.6% according to data provided by the National Association of Realtors, and existing home sales rose 8.5% during the second quarter of 2015;

•	The unemployment rate improved to 5.3% as of July 2015 compared to July 2014 according to data provided by the U.S. Department of Labor;

•
Mortgage interest rates remained low with a thirty-year fixed mortgage rate of approximately 3.98% in June 2015, an improvement of approximately 18 basis points compared to the same period in the prior year; and

•	Consumer sentiment as tracked by Thomson Reuters/University of Michigan was 93.1 in July 2015, an improvement over July 2014.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, housing affordability and sales reported by the Kitchen Cabinet Manufacturers Association (KCMA), a trade organization which issues the aggregate sales that have been reported by its members including the largest cabinet manufacturers in the United States.  Based on the totality of factors listed above, the Company believes that the cabinet remodeling market increased in the high single digits during the first quarter of fiscal 2016.

The Company’s largest remodeling customers and competitors continued to utilize sales promotions in the Company’s product category to boost sales.  These promotions consisted of free products and/or cash discounts to consumers based upon the amount or type of cabinets they purchased.  The Company strives to maintain its promotional levels in line with market activity, with a goal of remaining competitive.  The Company experienced promotional levels during the first quarter of fiscal 2016 that were higher than those experienced in the same period of the prior year as we responded to competitive positioning and market conditions.

The Company’s remodeling sales were flat during the first quarter of fiscal 2016 compared with the same prior-year period.  Our Waypoint brand represented over 9% of our overall sales and grew greater than 20% compared to the comparable prior year period. Management believes that the Company has improved market share within the dealer channel while maintaining market share within big box retailers.  However, we understand big box home improvement retailers have lost market share to other channels, primarily independent dealers due to the more affluent nature of their customer base.

Regarding new construction markets, the Company believes that fluctuations in single-family housing starts are the best indicator of cabinet activity.  Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts rose by more than 6% during the first quarter of the Company’s fiscal 2016 over the comparable prior year period.

Sales in the new construction channel increased by more than 18% in the first quarter of fiscal 2016 when compared with the same period of fiscal 2015. The Company believes it continued to over index the market due to share penetration with our builder partners and the health of the markets where we concentrate our business.

The Company’s total net sales rose by 9% during the first quarter of fiscal 2016 compared to the same prior-year period, which management believes was driven primarily by a rise in the overall market activity.

As of July 31, 2015, the Company had total net deferred tax assets of $34.1 million, up from $33.4 million at April 30, 2015.  The Company regularly considers the need for a valuation allowance against its deferred tax assets. The Company had a history of profitable operations for 16 consecutive years, from 1994 to 2009, followed by losses that coincided with the industry downturn from 2010 to 2012. Growth in the Company’s deferred tax assets resulted primarily from growth in its defined benefit pension liabilities. The Company earned sufficient net income during fiscal 2013 to fully utilize all of its U.S. federal net operating loss carryforward.  To fully realize the remainder of its net deferred tax assets, the Company will need to, among other things, substantially reduce its net unfunded pension obligation of $61.3 million at April 30, 2015. To enhance the probability that this objective is achieved in the future, the Company took definitive actions when it froze its pension plans as part of a restructuring initiative that the Company announced in the third quarter of fiscal 2012 and completed just after the beginning of the Company's 2013 fiscal year (2012 Restructuring).

The Company resumed the funding of its pension plans during fiscal year 2012, and expects to continue funding these plans for the foreseeable future, which will reduce both its unfunded pension plan obligation and its deferred tax asset. These actions, coupled with the recent improvement in the U.S. housing market and the Company’s continued ability to grow its sales at a faster rate than its competitors, have enabled the Company to generate net income and reduce its deferred tax assets and unfunded pension obligation beginning in fiscal 2013 and continuing through the first three months of fiscal 2016.  The Company believes that the positive evidence of the housing industry improvement, coupled with the benefits from the Company’s successful 2012 Restructuring and continued market share gains have already driven a return to profitability that is expected to continue during the remainder of fiscal 2016, and that the combined impact of these positive factors outweighs the negative factor of the Company’s previous losses.  Accordingly, management has concluded it is more likely than not that the Company will realize its deferred tax assets.

The Company earned net income of $15.2 million for the first quarter of fiscal 2016, compared with $9.2 million in the first quarter of its prior fiscal year. Net income for the first three months of fiscal 2015 includes a $1.1 million one-time federal research and experimentation tax credit for fiscal years 2011 through 2014.

Results of Operations

	Three Months Ended
	July 31,
(in thousands)	2015	2014	Percent Change

Net sales	$231,198	$211,917	9%
Gross profit	50,173	37,114	35
Selling and marketing expenses	15,719	15,515	1
General and administrative expenses	10,731	8,411	28

Net Sales. For the first three months of fiscal 2016, net sales were $231.2 million, reflecting a 9% increase compared with the same period of fiscal 2015. Overall unit volume for the three-month period ended July 31, 2015 improved by 5%, while average revenue per unit increased 4% during the three-month period ended July 31, 2015, driven by improvements in the Company’s sales mix and pricing.

Gross Profit.  Gross profit margin for the first quarter of fiscal 2016 was 21.7%, compared with 17.5% for the same period of fiscal 2015.  Gross profit in the first quarter of fiscal 2016 was favorably impacted by higher sales volume, customer management, product mix, pricing and improved operating efficiency as we generated favorable leverage on our fixed and semi-fixed overhead costs with additional volume.

Selling and Marketing Expenses.  Selling and marketing expenses were 6.8% of net sales in the first quarter of fiscal 2016, compared with 7.3% of net sales for same period in fiscal 2015.  Selling and marketing costs increased by 1% in relation to the 9% increase in net sales during the first three months of fiscal 2016.  The decrease in sales and marketing costs as a percentage of net sales during the first three months of fiscal 2016 is due to favorable leverage from increased sales and lower product launch costs.

General and Administrative Expenses.  General and administrative expenses were 4.6% of net sales in the first quarter of fiscal 2016, compared with 4.0% of net sales in the first quarter of fiscal 2015. The increase in general and administrative expenses as a percentage of net sales during the first quarter of fiscal 2016 is due to higher performance based compensation costs.

Effective Income Tax Rates.  The Company’s effective income tax rate for the three month period ended July 31, 2015 was 36.1%, compared with 29.2% in the comparable period of the prior fiscal year.  The higher effective tax rate in fiscal 2016 was the result of a federal research and experimentation tax credit for fiscal years 2011 through 2014 of $1.1 million being recorded in the first quarter of fiscal 2015.

Outlook.  The Company believes that the average price of existing home sales will continue to increase driven by growth in both employment and a resumption of growth in new household formation.  In this environment, the Company expects the cabinet remodeling market will show modest improvement during the remainder of fiscal 2016 but overall activity will continue to be below historical averages.  Within the cabinet remodeling market, the Company expects independent dealers to outperform other channels of distribution primarily due to their more affluent customer base.  As a result, the Company expects its remodeling sales for the remainder of fiscal 2016 to be slightly lower than the overall industry due to over indexing in the home center channel.  The Company expects to maintain its market share in the home center channel and to increase share in the dealer channel.

The Company expects that single-family housing starts and in turn, new construction cabinet sales, will grow at a high-single digit rate during its fiscal year 2016, and that the Company’s new construction sales growth will continue to exceed this level for the remainder of its current fiscal year, but by a lesser rate than fiscal 2015, as comparable prior year sales levels become more challenging.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents totaled $153.0 million at July 31, 2015, representing a $3.5 million increase from its April 30, 2015 levels.  At July 31, 2015, total long-term debt (including current maturities) was $22.8 million, down $0.2 million from its balance at April 30, 2015.  The Company’s ratio of long-term debt to total capital was 7.9% at July 31, 2015, compared with 8.6% at April 30, 2015.

The Company’s main sources of liquidity are its existing cash and cash equivalents on hand and cash generated from its operating activities. The Company can borrow up to $35 million under its revolving credit facility with Wells Fargo Bank, N.A. (Wells Fargo).  At July 31, 2015, $10 million of loans and $3.0 million of letters of credit were outstanding under the facility, and the Company had additional borrowing base availability of $25.0 million.

The Company's outstanding indebtedness and other obligations to Wells Fargo are unsecured. Under the terms of its revolving credit facility, the Company must: (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.5 to 1.0 measured on a rolling four-quarter basis; and (3) comply with other customary affirmative and negative covenants.  The Company was in compliance with all covenants specified in the credit facility as of July 31, 2015, including as follows: (1) the Company’s ratio of total liabilities to tangible net worth at July 31, 2015 was 0.7 to 1.0; and (2) cash flow to fixed charges for its most recent four quarters was 3.20 to 1.0.

The revolving credit facility does not limit the Company’s ability to pay dividends or repurchase its common shares as long as the Company is in compliance with these covenants.

Cash provided by operating activities in the first three months of fiscal 2016 was $15.0 million, compared with $9.3 million in the comparable period of fiscal 2015.  The increase in cash generated by operating activities was driven primarily by the $5.9 million increase in the Company’s net income.

The Company’s investing activities primarily consist of investment in property, plant and equipment and promotional displays.  Net cash used for investing activities was $15.3 million in the first three months of fiscal 2016, compared with $3.3 million in the comparable period of fiscal 2015. The increase in cash used was driven by an $8.6 million increase in outflows for investment in property, plant and equipment. The Company’s year-to-date gross investment in property, plant and equipment and promotional displays for fiscal 2016 was $13.1 million through July 31, 2015. On August 21, 2014, the Board of Directors of the Company approved a $30 million capital expansion project at its West Virginia facility. The Company expects to incur spending of approximately $10 million related to this expansion in the remainder of fiscal 2016.

During the first three months of fiscal 2016, net cash provided by financing activities was $3.8 million, compared with net cash used of $3.6 million in the comparable period of the prior fiscal year.  The increase was driven by the Company’s receipt of $3.6 million during the current fiscal year from employees’ exercise of stock options compared to $0.6 million in the same period of the prior year, as well as stock repurchases of $1.8 million during the first three months of fiscal 2016 compared to $4.1 million in the same period of the prior year.

On November 20, 2014, the Board of Directors of the Company authorized repurchases of up to $25 million of the Company's common shares. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Company’s revolving credit facility, and other factors management deems relevant. At July 31, 2015, $23.2 million remained authorized by the Company’s Board of Directors to repurchase the Company’s common shares. The Company purchased a total of 30,555 common shares, for an aggregate purchase price of $1.8 million, during the first three months of fiscal 2016, under the authorization. The Company continues to evaluate its cash on hand and prospects for future cash generation, and compare these against its plans for future capital expenditures. Although the evaluation of its future capital expenditures is ongoing, the Company expects that it will make repurchases of its common shares from time to time during the remainder of the fiscal year, subject to the Company’s financial condition, capital requirements, results of operations and any other factors then deemed relevant. See Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" for further information on share repurchases.

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

Critical Accounting Policies

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no significant changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Since the fiscal year ended April 30, 2015, the Company had no material exposure to changes in interest rates for its debt agreements.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 31, 2015.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.  In addition, there has been no change in the Company's internal control over financial reporting that occurred during the quarter ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the Company’s business.  The Company does not have any litigation that does not constitute ordinary, routine litigation incidental to its business.

Item 1A. Risk Factors

Risk factors that may affect the Company’s business, results of operations and financial condition are described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2015.  Additional risks are discussed elsewhere in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Forward-Looking Statements” and “Outlook.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details share repurchases made by the Company during the first quarter of fiscal 2016:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (000)
	(1)	Per Share	Programs	(1)
May 1 - 31, 2015	—	—	—	$25,000
June 1 - 30, 2015	—	—	—	$25,000
July 1 - 31, 2015	30,555	$57.84	30,555	$23,232
Quarter ended July 31, 2015	30,555		30,555	$23,232

(1) On November 20, 2014, the Board of Directors of the Company authorized a repurchase of up to $25 million of the Company's common shares. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Company's revolving credit facility, and other factors management deems relevant. In the first quarter of fiscal 2016, the Company repurchased 30,555 common shares for an aggregate purchase price of $1.8 million, under the authorization, pursuant to a repurchase plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. At July 31, 2015, $23.2 million remained authorized by the Company's Board of Directors to repurchase the Company's common shares.

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of American Woodmark Corporation held on August 26, 2015, the holders of 15,018,890 of the 16,257,593 shares of the Company's common stock outstanding voted on one or more matters either in person at the meeting or by duly executed and delivered proxies. The shareholders approved the four items outlined in the Company's Proxy Statement that was sent to shareholders and filed with the SEC in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

The following items were approved at the Company's Annual Meeting:

	Votes	Votes	Broker
	"FOR"	"WITHHELD"	"NON-VOTES"

1. Election of the Board of Directors:
William F. Brandt, Jr.	13,716,300	518,423	784,167
Andrew B. Cogan	13,967,234	267,489	784,167
Martha M. Dally	14,149,550	85,173	784,167
James G. Davis, Jr.	13,028,333	1,206,390	784,167
S. Cary Dunston	14,061,029	173,694	784,167
Kent B. Guichard	13,821,954	412,769	784,167
Daniel T. Hendrix	14,154,158	80,565	784,167
Carol B. Moerdyk	14,150,385	84,338	784,167
Vance W. Tang	14,156,605	78,118	784,167

	Votes	Votes	Votes	Broker
	"FOR"	"AGAINST"	"ABSTAINED"	"NON-VOTES"

2. Ratification of Selection of Independent Registered Public Accounting Firm	14,928,914	54,306	35,670	—
3. Approve the Company's 2015 Non-Employee Directors Restricted Stock Unit Plan	13,946,521	229,924	58,278	784,167
4. Advisory Vote to Approve Executive Compensation	14,071,222	102,676	60,825	784,167

Item 6. Exhibits

Exhibit Number	Description

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

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/M. Scott Culbreth
M. Scott Culbreth
Senior Vice President and Chief Financial Officer

Date: August 28, 2015
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

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).