Form 10-Q
period 2016-01-31
AMERICAN WOODMARK CORP
filed 2016-02-26
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	January 31, 2016

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-14798

American Woodmark Corporation
(Exact name of registrant as specified in its charter)

Virginia		54-1138147
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3102 Shawnee Drive, Winchester, Virginia		22601
(Address of principal executive offices)		(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ___  No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of February 24, 2016,  16,275,661  shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	PAGE NUMBER

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets--January 31, 2016 and April 30, 2015	3

	Condensed Consolidated Statements of Income--Three months ended January 31, 2016 and 2015; Nine months ended January 31, 2016 and 2015	4

	Condensed Consolidated Statements of Comprehensive Income--Three months ended January 31, 2016 and 2015; Nine months ended January 31, 2016 and 2015	5

	Condensed Consolidated Statements of Cash Flows--Nine months ended January 31, 2016 and 2015	6

	Notes to Condensed Consolidated Financial Statements--January 31, 2016	7-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6.	Exhibits	19

SIGNATURES		20

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	January 31, 2016	April 30, 2015
ASSETS
Current Assets
Cash and cash equivalents	$164,679	$149,541
Investments - certificates of deposit	23,000	35,500
Customer receivables, net	49,529	46,142
Inventories	38,096	35,988
Prepaid expenses and other	8,432	4,758
Deferred income taxes	11,104	9,566
Total Current Assets	294,840	281,495

Property, plant and equipment, net	102,869	85,516
Investments - certificates of deposit	17,500	—
Promotional displays, net	5,437	4,348
Deferred income taxes	17,293	23,821
Other assets	8,777	3,724
TOTAL ASSETS	$446,716	$398,904

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$34,155	$34,288
Current maturities of long-term debt	1,574	1,457
Accrued compensation and related expenses	33,920	30,120
Accrued marketing expenses	7,282	6,471
Income taxes payable	—	1,791
Other accrued expenses	10,908	10,663
Total Current Liabilities	87,839	84,790

Long-term debt, less current maturities	23,634	21,498
Defined benefit pension liabilities	55,462	61,325
Other long-term liabilities	1,990	1,449

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at January 31, 2016: 16,296,261;
at April 30, 2015: 16,079,671	162,563	150,001
Retained earnings	155,439	120,698
Accumulated other comprehensive loss -
Defined benefit pension plans	(40,211)	(40,857)
Total Shareholders' Equity	277,791	229,842
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$446,716	$398,904

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2016	2015	2016	2015

Net sales	$218,632	$188,963	$706,122	$618,573
Cost of sales and distribution	174,034	153,846	555,299	509,361
Gross Profit	44,598	35,117	150,823	109,212

Selling and marketing expenses	16,674	16,010	49,176	47,821
General and administrative expenses	9,183	8,054	30,647	24,710
Restructuring charges, net	—	3	—	6
Operating Income	18,741	11,050	71,000	36,675

Interest expense	119	131	230	445
Other income	(61)	(57)	(167)	(122)
Income Before Income Taxes	18,683	10,976	70,937	36,352

Income tax expense	6,670	3,694	25,586	12,161

Net Income	$12,013	$7,282	$45,351	$24,191

Net Earnings Per Share

Weighted Average Shares Outstanding
Basic	16,294,889	15,859,533	16,252,876	15,687,944
Diluted	16,457,308	16,131,140	16,450,394	15,953,420

Net earnings per share
Basic	$0.74	$0.46	$2.79	$1.54
Diluted	$0.73	$0.45	$2.76	$1.52

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2016	2015	2016	2015

Net income	$12,013	$7,282	$45,351	$24,191

Other comprehensive income, net of tax:
Change in pension benefits, net of deferred tax benefit of $(138) and $(84), and $(413) and $(251), for the three and nine months ended January 31, 2016 and 2015, respectively	215	132	646	395

Total Comprehensive Income	$12,228	$7,414	$45,997	$24,586

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	January 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$45,351	$24,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,804	10,911
Net loss on disposal of property, plant and equipment	113	65
Stock-based compensation expense	2,651	2,537
Deferred income taxes	9,319	2,381
Pension contributions in excess of expense	(4,803)	(3,726)
Tax benefit from stock-based compensation	(4,760)	(4)
Contributions of employer stock to employee benefit plan	1,761	4,599
Other non-cash items	(3,633)	(1,295)
Changes in operating assets and liabilities:
Customer receivables	(3,261)	(1,435)
Inventories	(2,635)	(4,327)
Prepaid expenses and other assets	(5,613)	(246)
Accounts payable	(133)	796
Accrued compensation and related expenses	3,800	(1,228)
Income taxes payable	(1,791)	(591)
Other accrued expenses	2,753	3,369
Net Cash Provided by Operating Activities	50,923	35,997

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(25,167)	(11,900)
Proceeds from sales of property, plant and equipment	96	15
Investment in certificates of deposit, net	(5,000)	(29,500)
Investment in promotional displays	(3,608)	(2,131)
Net Cash Used by Investing Activities	(33,679)	(43,516)

FINANCING ACTIVITIES
Payments of long-term debt	(1,139)	(941)
Proceeds from long-term debt	2,805	—
Proceeds from issuance of common stock	7,727	9,959
Repurchase of common stock	(11,996)	(5,053)
Notes receivable, net	(4,263)	375
Tax benefit from stock-based compensation	4,760	4
Net Cash Provided (Used) by Financing Activities	(2,106)	4,344

Net Increase (Decrease) in Cash and Cash Equivalents	15,138	(3,175)

Cash and Cash Equivalents, Beginning of Period	149,541	135,700

Cash and Cash Equivalents, End of Period	$164,679	$132,525

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.    Operating results for the nine-month period ended January 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2016.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2015 filed with the U.S. Securities and Exchange Commission (SEC).

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

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes (Topic 740)." ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted on either a prospective basis or a retrospective basis to all periods presented. The adoption of ASU 2015-17 will not have a material impact on the Company's financial position or results of operations.

Note C--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands, except per share amounts)	2016	2015	2016	2015
Numerator used in basic and diluted net earnings
per common share:
Net income	$12,013	$7,282	$45,351	$24,191
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	16,295	15,860	16,253	15,688
Effect of dilutive securities:
Stock options and restricted stock units	162	272	198	265
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	16,457	16,131	16,450	15,953
Net earnings per share
Basic	$0.74	$0.46	$2.79	$1.54
Diluted	$0.73	$0.45	$2.76	$1.52

The Company repurchased a total of 67,556 and 0 shares of its common stock during the three-month periods ended January 31, 2016 and 2015, respectively, and 176,343 and 163,326 shares of its common stock during the nine-month periods ended January 31, 2016 and 2015, respectively. There were no potentially dilutive securities for the three- and nine-month periods ended January 31, 2016, which were excluded from the calculation of net earnings per share. There were approximately 0.0 million and 0.2 million shares of common stock which were excluded from the calculation of net earnings per share during the three and nine-month periods ended January 31, 2015, respectively, as the effect would be anti-dilutive.

Note D--Stock-Based Compensation

The Company has various stock-based compensation plans.  During the quarter ended January 31, 2016, the Company did not grant any stock-based compensation awards to employees or non-employee directors. During the nine-months ended January 31, 2016, the Board of Directors of the Company approved grants of non-statutory stock options and performance-based restricted stock units (RSUs) to key employees and grants of service-based RSUs to key employees and non-employee directors.  The employee non-statutory stock option grants totaled 30,700 shares of the Company’s common stock with an exercise price of $57.11 per share. The options vest evenly over a three-year period and have a ten-year contractual term. The employee performance-based RSUs totaled 48,201 units and the employee and non-employee director service-based RSUs totaled 22,349 units. The performance-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if they remain continuously employed with the Company, or on the Board, until the units vest.  All of the Company’s RSUs granted to employees cliff-vest three years from the grant date. The service-based RSUs granted to non-employee directors vest daily through the end of the two-year vesting period as long as the recipient continuously remains a member of the Board.

For the three- and nine-month periods ended January 31, 2016 and 2015, stock-based compensation expense was allocated as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in thousands)	2016	2015	2016	2015
Cost of sales and distribution	$139	$88	$438	$370
Selling and marketing expenses	254	216	784	689
General and administrative expenses	463	469	1,429	1,478
Stock-based compensation expense	$856	$773	$2,651	$2,537

During the nine months ended January 31, 2016, the Board of Directors of the Company also approved grants of 7,616 cash-settled performance-based restricted stock tracking units (RSTUs) and 2,499 cash-settled service-based RSTUs for more junior level employees.  Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of a share of the Company's common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of a share of the Company's common stock as of the payment date if they remain continuously employed with the Company until the units vest.  All of the RSTUs cliff-vest three years from the grant date.  Since the RSTUs will be settled in cash, the grant date fair value of these awards is recorded as a liability until the date of payment.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value.  The Company recognized expense of $94 thousand and $61 thousand for the three-month periods ended January 31, 2016 and 2015, respectively, and $595 thousand and $225 thousand for the nine-month periods ended January 31, 2016 and 2015, respectively, related to RSTUs. A liability for payment of the RSTUs is included in the Company's balance sheets in the amount of $1,015 thousand and $420 thousand as of January 31, 2016 and April 30, 2015, respectively.

Note E--Customer Receivables

The components of customer receivables were:

	January 31,	April 30,
(in thousands)	2016	2015
Gross customer receivables	$51,916	$48,655
Less:
Allowance for doubtful accounts	(157)	(173)
Allowance for returns and discounts	(2,230)	(2,340)

Net customer receivables	$49,529	$46,142

Note F--Inventories

The components of inventories were:

	January 31,	April 30,
(in thousands)	2016	2015
Raw materials	$18,236	$17,199
Work-in-process	19,133	18,095
Finished goods	15,036	14,797

Total FIFO inventories	52,405	50,091

Reserve to adjust inventories to LIFO value	(14,309)	(14,103)

Total LIFO inventories	$38,096	$35,988

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

The following is a reconciliation of the Company’s warranty liability, which is included in other accrued expenses on the balance sheet:

	Nine Months Ended
	January 31,
(in thousands)	2016	2015
Beginning balance at May 1	$2,643	$1,910
Accrual	11,668	10,818
Settlements	(11,755)	(10,380)

Ending balance at January 31	$2,556	$2,348

Note H--Cash Flow

Supplemental disclosures of cash flow information:

	Nine Months Ended
	January 31,
(in thousands)	2016	2015
Cash paid during the period for:
Interest	$359	$414
Income taxes	$23,186	$10,608

Note I--Pension Benefits

Effective April 30, 2012, the Company froze all future benefit accruals under the Company’s hourly and salary defined-benefit pension plans.

Net periodic pension (benefit) cost consisted of the following for the three- and nine-month periods ended January 31, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2016	2015	2016	2015
Interest cost	$1,754	$1,617	$5,260	$4,850
Expected return on plan assets	(2,036)	(1,917)	(6,106)	(5,750)
Recognized net actuarial loss	353	216	1,059	649

Net periodic pension (benefit) cost	$71	$(84)	$213	$(251)

The Company expects to contribute $5.0 million to its pension plans in fiscal 2016, which represents both required and discretionary funding.  As of January 31, 2016, $5.0 million of contributions had been made.  The Company made contributions of $4.3 million to its pension plans in fiscal 2015.

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

The following table summarizes the fair values of assets that are recorded in the Company’s unaudited condensed consolidated financial statements as of January 31, 2016 and April 30, 2015 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of January 31, 2016
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$30,483	$—	$—
Mutual funds	980	—	—
Certificates of deposit	40,500	—	—
Total assets at fair value	$71,963	$—	$—

	As of April 30, 2015
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$30,480	$—	$—
Mutual funds	1,048	—	—
Certificates of deposit	38,000	—	—
Total assets at fair value	$69,528	$—	$—

Note K--Loans Payable and Long-Term Debt

The Company's outstanding indebtedness and other obligations to Wells Fargo are unsecured. Under the terms of its revolving credit facility, the Company must (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.5 to 1.0 measured on a rolling four-quarter basis; and (3) comply with other customary affirmative and negative covenants.  The Company was in compliance with all covenants specified in the credit facility as of January 31, 2016, including as follows: (1) the Company’s ratio of total liabilities to tangible net worth at January 31, 2016 was 0.6 to 1.0; and (2) the Company's ratio of cash flow to fixed charges for its most recent four quarters was 3.2 to 1.0.

On January 25, 2016 the Company entered into a New Markets Tax Credit (NMTC) financing agreement, pursuant to section 45D of the Internal Revenue Code of 1986, as amended, and Kentucky Revised Statutes Sections 141.432 through 141.434, to take advantage of a tax credit related to working capital and capital improvements at its Monticello, Kentucky facility. This financing agreement was structured with unrelated third party financial institutions (the Investors), their wholly-owned investment funds (Investment Funds) and their wholly-owned community development entities (CDEs) in connection with our participation in qualified transactions under the NMTC program. Upon closing the transaction, a wholly owned subsidiary of the Company provided a $4.3 million loan receivable to the Investment Funds, which is included in other long term assets in the accompanying consolidated balance sheets. The Company also entered into loan agreements aggregating $6.6 million payable to the CDEs sponsoring the project. The loans have a term of thirty years with an aggregate interest rate of approximately 1.2%. As of January 31, 2016 the Company had drawn $2.8 million of the loan proceeds, which is included in long-term debt in the accompanying consolidated balance sheets. In exchange for substantially all of the benefits derived from the tax credits, the Investors made a contribution of $2.3 million, net of syndication fees, to the project. The NMTC is subject to recapture for a period of seven years, the compliance period. During the compliance period, the Company is required to comply with various regulations and contractual provisions that apply to the NMTC arrangement.  We do not anticipate any credit recaptures will be required in connection with this arrangement. This transaction also includes a put/call feature which becomes enforceable at the end of the compliance period whereby we may be obligated or entitled to repurchase the Investors’ interest in the Investment Funds. The value attributable to the put/call is nominal. Direct costs of $0.3 million incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans (30 years).
Note L--Income Taxes

The Company’s effective income tax rate for the three and nine month periods ended January 31, 2016 were 35.7% and 36.1%, respectively, compared with 33.7% and 33.5%, respectively, in the comparable periods of the prior fiscal year.  The higher effective tax rates for the third quarter and first nine months of fiscal 2016 were the result of a federal research and experimentation tax credit for fiscal years 2011 through 2014 of $1.2 million being recorded in the first nine months of fiscal 2015.

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of January 31, 2016.

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

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent dealers and distributors.  At January 31, 2016, the Company operated 9 manufacturing facilities and 7 service centers across the country.

The three-month period ended January 31, 2016 was the Company’s third quarter of its fiscal year that ends on April 30, 2016 (fiscal 2016).  During the third quarter of fiscal 2016, the Company continued to experience improving market conditions from the housing market downturn that began in 2007.

The Company’s remodeling based business was impacted by the following trends during the third quarter of the Company’s fiscal 2016:

•
Residential investment as a percentage of gross domestic product as tracked by the U.S. Department of Commerce for the fourth calendar quarter of 2015 improved to 3.3% compared to the prior calendar quarter;

•
The median price per existing home sold improved from the same period one year ago by 6.5% according to data provided by the National Association of Realtors, and existing home sales rose 2.4% during the fourth calendar quarter of 2015;

•	The unemployment rate improved to 4.9% as of January 2016 compared to 5.7% as of January 2015 according to data provided by the U.S. Department of Labor;

•
Mortgage interest rates remained low with a thirty-year fixed mortgage rate of approximately 3.87% in January 2016, an increase of approximately 20 basis points compared to the same period in the prior year; and

•	Consumer sentiment as tracked by Thomson Reuters/University of Michigan remained strong at 92.0 in January 2016.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, housing affordability and sales reported by the Kitchen Cabinet Manufacturers Association (KCMA), a trade organization which issues the aggregate sales that have been reported by its members including the largest cabinet manufacturers in the United States.  Based on the totality of factors listed above, the Company believes that the cabinet remodeling market increased in the mid single digits during the third quarter of fiscal 2016.

The Company’s largest remodeling customers and competitors continued to utilize sales promotions in the Company’s product category to boost sales.  These promotions consisted of free products and/or cash discounts to consumers based upon the amount or type of cabinets they purchased.  The Company strives to maintain its promotional levels in line with market activity, with a goal of remaining competitive.  The Company experienced promotional levels during the third quarter of fiscal 2016 that were higher than those experienced in the same period of the prior year as we responded to competitive positioning and market conditions.

The Company’s remodeling sales increased 9% during both the third quarter and first nine months of fiscal 2016 compared with the same prior-year periods.  Our Waypoint brand represented approximately 9% of our overall sales and grew by more than 25% during the third quarter and 30% during the first nine months of fiscal 2016, respectively, when compared to the comparable prior-year periods. Management believes that the Company has improved market share within the dealer channel while maintaining market share within big box retailers.  However, we understand big box home improvement retailers have lost market share to other channels, primarily independent dealers due to the more affluent nature of their customer base.

Regarding new construction markets, the Company believes that fluctuations in single-family housing starts are the best indicator of cabinet activity.  Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts rose by approximately 11% during the third quarter of the Company’s fiscal 2016 over the comparable prior year period.

Sales in the new construction channel increased by more than 22% in the third quarter and by 20% in the first nine months of fiscal 2016 when compared with the same periods of fiscal 2015. The Company believes it continued to over index the market due to share penetration with our builder partners and the health of the markets where we concentrate our business.

The Company’s total net sales rose by 16% during the third quarter and 14% during the first nine months of fiscal 2016 compared to the same prior-year periods, which management believes was driven primarily by a rise in the overall market activity.

As of January 31, 2016, the Company had total net deferred tax assets of $28.4 million, down from $33.4 million at April 30, 2015.  The Company regularly considers the need for a valuation allowance against its deferred tax assets. The Company had a history of profitable operations for 16 consecutive years, from 1994 to 2009, followed by losses that coincided with the industry downturn from 2010 to 2012. Growth in the Company’s deferred tax assets resulted primarily from growth in its defined benefit pension liabilities. The Company earned sufficient net income during fiscal 2013 to fully utilize all of its U.S. federal net operating loss carryforward.  To fully realize the remainder of its net deferred tax assets, the Company will need to, among other things, substantially reduce its net unfunded pension obligation of $61.3 million at April 30, 2015. To enhance the probability that this objective is achieved in the future, the Company took definitive actions when it froze its pension plans as part of a restructuring initiative that the Company announced in the third quarter of fiscal 2012 and completed just after the beginning of the Company's 2013 fiscal year (2012 Restructuring).

The Company resumed the funding of its pension plans during fiscal year 2012, and expects to continue funding these plans for the foreseeable future, which will reduce both its unfunded pension plan obligation and its deferred tax asset. These actions, coupled with the recent improvement in the U.S. housing market and the Company’s continued ability to grow its sales at a faster rate than its competitors, have enabled the Company to generate net income and reduce its deferred tax assets and unfunded pension obligation beginning in fiscal 2013 and continuing through the first nine months of fiscal 2016.  The Company believes that the positive evidence of the housing industry improvement, coupled with the benefits from the Company’s successful 2012 Restructuring and continued market share gains have already driven a return to profitability that is expected to continue during the remainder of fiscal 2016, and that the combined impact of these positive factors outweighs the negative factor of the Company’s previous losses.  Accordingly, management has concluded it is more likely than not that the Company will realize its deferred tax assets.

The Company earned net income of $12.0 million for the third quarter of fiscal 2016, compared with $7.3 million in the third quarter of its prior fiscal year, and earned net income of $45.4 million for the first nine months of fiscal 2016, compared with $24.2 million in the same period of the prior year. Net income for the first nine months of fiscal 2015 includes a $1.2 million one-time federal research and experimentation tax credit for fiscal years 2011 through 2014.

Results of Operations

	Three Months Ended			Nine Months Ended
	January 31,			January 31,
(in thousands)	2016	2015	Percent Change	2016	2015	Percent Change

Net sales	$218,632	$188,963	16%	$706,122	$618,573	14%
Gross profit	44,598	35,117	27	150,823	109,212	38
Selling and marketing expenses	16,674	16,010	4	49,176	47,821	3
General and administrative expenses	9,183	8,054	14	30,647	24,710	24

Net Sales. Net sales were $218.6 million for the third quarter of fiscal 2016, an increase of 16% compared with the third quarter of fiscal 2015. For the first nine months of fiscal 2016, net sales were $706.1 million, reflecting a 14% increase compared with the same period of fiscal 2015. Overall unit volume for the three- and nine-month periods ended January 31, 2016 improved by 14% and 11%, respectively. Average revenue per unit increased 2% and 3% during the three- and nine-month periods ended January 31, 2016, driven by improvements in the Company’s sales mix and pricing.

Gross Profit.  Gross profit margin for the third quarter of fiscal 2016 was 20.4%, compared with 18.6% for the same period of fiscal 2015.  Gross profit margin was 21.4% for the first nine months of fiscal 2016, compared with 17.7% in the same period of fiscal 2015. Gross profit in the third quarter of fiscal 2016 was favorably impacted by higher sales volume, customer management, product mix, pricing and improved operating efficiency. Gross profit in the first nine months of fiscal 2016 also benefited from favorable leverage on our fixed and semi-fixed overhead costs due to additional volume.

Selling and Marketing Expenses.  Selling and marketing expenses were 7.6% of net sales in the third quarter of fiscal 2016, compared with 8.5% of net sales for same period in fiscal 2015.  For the first nine months of fiscal 2016, selling and marketing expenses were 7.0% of net sales, compared with 7.7% of net sales for the same period of fiscal 2015. Selling and marketing costs increased by 4% in relation to the 16% increase in net sales during the third quarter of fiscal 2016, and increased by 3% in relation to the 14% increase in net sales during the first nine months of fiscal 2016.  The decrease in selling and marketing expenses as a percentage of net sales during the third quarter and first nine months of fiscal 2016 is due to favorable leverage from increased sales and lower display and product launch costs.

General and Administrative Expenses.  General and administrative expenses were 4.2% of net sales in the third quarter of fiscal 2016, compared with 4.3% of net sales in the third quarter of fiscal 2015, and 4.3% of net sales in the first nine months of fiscal 2016 compared with 4.0% of net sales in the same period in fiscal 2015. The decrease in general and administrative expenses as a percentage of net sales during the third quarter of fiscal 2016 is due to favorable leverage from increased sales and ongoing expense control. The increase in general and administrative expenses as a percentage of net sales during the first nine months of fiscal 2016 is due to higher performance based compensation costs.

Effective Income Tax Rates.  The Company’s effective income tax rate for the three- and nine-month periods ended January 31, 2016 were 35.7% and 36.1%, respectively, compared with 33.7% and 33.5%, respectively, in the comparable periods of the prior fiscal year.  The higher effective tax rates in fiscal 2016 as compared to fiscal 2015 were the result of a federal research and experimentation tax credit for fiscal years 2011 through 2014 of $1.2 million being recorded in the first nine months of fiscal 2015.

Outlook.  The Company believes that the average price of existing home sales will continue to increase driven by growth in both employment and a resumption of growth in new household formation.  In this environment, the Company expects the cabinet remodeling market will show modest improvement during the remainder of fiscal 2016 but overall activity will continue to be below historical averages.  Within the cabinet remodeling market, the Company expects independent dealers to outperform other channels of distribution primarily due to their more affluent customer base.  As a result, the Company expects its remodeling sales for the remainder of fiscal 2016 to be at the overall industry growth rate.  The Company expects to maintain its market share in the home center channel and to increase share in the dealer channel.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents totaled $164.7 million at January 31, 2016, representing a $15.2 million increase from its April 30, 2015 levels.  At January 31, 2016, total long-term debt (including current maturities) was $25.2 million, an increase of $2.2 million from its balance at April 30, 2015.  The Company’s ratio of long-term debt to total capital was 7.8% at January 31, 2016, compared with 8.6% at April 30, 2015.

The Company’s main sources of liquidity are its existing cash and cash equivalents on hand and cash generated from its operating activities. The Company can borrow up to $35 million under its revolving credit facility with Wells Fargo Bank, N.A. (Wells Fargo).  At January 31, 2016, $10 million of loans and $3.0 million of letters of credit were outstanding under the facility, and the Company had additional borrowing base availability of $25.0 million.

The Company's outstanding indebtedness and other obligations to Wells Fargo are unsecured. Under the terms of its revolving credit facility, the Company must: (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.5 to 1.0 measured on a rolling four-quarter basis; and (3) comply with other customary affirmative and negative covenants.  The Company was in compliance with all covenants specified in the credit facility as of January 31, 2016, including as follows: (1) the Company’s ratio of total liabilities to tangible net worth at January 31, 2016 was 0.6 to 1.0; and (2) cash flow to fixed charges for its most recent four quarters was 3.2 to 1.0.

The revolving credit facility does not limit the Company’s ability to pay dividends or repurchase its common shares as long as the Company is in compliance with these covenants.

Cash provided by operating activities in the first nine months of fiscal 2016 was $50.9 million, compared with $36.0 million in the comparable period of fiscal 2015.  The increase in cash generated by operating activities was driven primarily by the $21.2 million increase in the Company’s net income, which was partially offset by an increase in customer receivables, prepaid expenses, accounts payable and accrued expenses consistent with higher sales.

The Company’s investing activities primarily consist of investment in property, plant and equipment and promotional displays.  Net cash used for investing activities was $33.7 million in the first nine months of fiscal 2016, compared with $43.5 million in the comparable period of fiscal 2015. The decrease in cash used was driven by a $24.5 million decrease in investment in certificates of deposit, offset by a $13.3 million increase in outflows for investment in property, plant and equipment, and a $1.5 million increase in promotional displays. The Company’s year-to-date gross investment in property, plant and equipment and promotional displays for fiscal 2016 was $28.8 million through January 31, 2016. On August 21, 2014, the Board of Directors of the Company approved a $30 million capital expansion project at its West Virginia facility. The Company expects to incur spending of approximately $2 million related to this expansion in the remainder of fiscal 2016.

During the first nine months of fiscal 2016, net cash used by financing activities was $2.1 million, compared with net cash provided of $4.3 million in the comparable period of the prior fiscal year.  The decrease was driven by the Company’s receipt of $7.7 million during the current fiscal year from employees’ exercise of stock options compared to $10.0 million in the same period of the prior year, as well as stock repurchases of $12.0 million during the first nine months of fiscal 2016 compared to $5.1 million in the same period of the prior year.

On November 20, 2014, the Board of Directors of the Company authorized repurchases of up to $25 million of the Company's common shares. On November 19, 2015, the Board of Directors of the Company authorized an additional stock repurchase program of up to $20 million of the Company's common shares. This authorization is in addition to the stock repurchase program authorized on November 20, 2014. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Company’s revolving credit facility, and other factors management deems relevant. At January 31, 2016, $33.0 million remained authorized by the Company’s Board of Directors to repurchase the Company’s common shares. The Company purchased a total of 176,343 common shares, for an aggregate purchase price of $12.0 million, during the first nine months of fiscal 2016, under the authorizations. The Company continues to evaluate its cash on hand and prospects for future cash generation, and compare these against its plans for future capital expenditures. Although the evaluation of its future capital expenditures is ongoing, the Company expects that it will make repurchases of its common shares from time to time during the remainder of the fiscal year, subject to the Company’s financial condition, capital requirements, results of operations and any other factors then deemed relevant. See Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" for further information on share repurchases.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2016.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.  In addition, there has been no change in the Company's internal control over financial reporting that occurred during the quarter ended January 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details share repurchases made by the Company during the third quarter of fiscal 2016:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (000)
	(1)	Per Share	Programs	(1)
November 1 - 30, 2015	21,615	$72.81	21,615	$36,426
December 1 - 31, 2015	17,041	$83.69	17,041	$35,000
January 1 - 31, 2016	28,900	$69.05	28,900	$33,004
Quarter ended January 31, 2016	67,556	$73.95	67,556	$33,004

(1) On November 20, 2014, the Board of Directors of the Company authorized a repurchase of up to $25 million of the Company's common shares. On November 19, 2015, the Board of Directors of the Company authorized an additional stock repurchase program of up to $20 million of the Company's common shares. This authorization is in addition to the stock repurchase program authorized on November 20, 2014. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Company's revolving credit facility, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management expects to fund share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. In the third quarter of fiscal 2016, the Company repurchased 67,556 common shares for an aggregate purchase price of $5.0 million, under the authorization, pursuant to a repurchase plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. At January 31, 2016, $33.0 million remained authorized by the Company's Board of Directors to repurchase the Company's common shares.

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

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/M. Scott Culbreth
M. Scott Culbreth
Senior Vice President and Chief Financial Officer

Date: February 26, 2016
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

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).