Form 10-K
period 2016-04-30
AMERICAN WOODMARK CORP
filed 2016-06-29
CIK 794619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	April 30, 2016
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File Number:	000-14798

American Woodmark Corporation
(Exact name of registrant as specified in its charter)
Virginia			54-1138147
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
3102 Shawnee Drive, Winchester, Virginia			22601
(Address of principal executive offices)			(Zip Code)
(Registrant's telephone number, including area code)			(540) 665-9100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Common Stock (no par value)		NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [X]  No [ ]
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

Large accelerated filer	[X]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ]  No [X]
The aggregate market value of the registrant's Common Stock, no par value, held by non-affiliates of the registrant as of October 30,  2015, the last business day of the Company’s most recent second quarter was $1,005,121,774.
As of June 17, 2016,  16,294,171 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 25,  2016 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

American Woodmark Corporation
2016 Annual Report on Form 10-K

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

Products are sold under the brand names of American Woodmark®, Simply WoodmarkTM, Timberlake®, Shenandoah Cabinetry®, Shenandoah Value Series®, and Waypoint Living Spaces®.

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

The primary raw materials used include hard maple, soft maple, oak, cherry, and hickory lumber and plywood. Additional raw materials include paint, particleboard, medium density fiberboard, high density fiberboard, manufactured components, and hardware. The Company currently purchases paint from one supplier; however, other sources are available. Other raw materials are purchased from more than one source and are readily available.

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

In recognition of the cyclicality of the housing industry, the Company’s policy is to operate with a minimal amount of financial leverage.  The Company regularly maintains a debt to capital ratio of well below 20%, and working capital exclusive of cash of less than 6% of net sales.  At April 30, 2016, debt to capital was 7.4%, and working capital net of cash was 3.7% of net sales.

During the fiscal year ended April 30, 2016 (fiscal 2016), American Woodmark had two primary customers, The Home Depot and Lowe’s Companies, Inc., which together accounted for approximately 41% of the Company’s sales. The loss of either customer would have a material adverse effect on the Company.

The Company holds patents, patent applications, licenses, trademarks, trade names, trade secrets and proprietary manufacturing processes. The Company views its trademarks and other intellectual property rights as important to its business.

As of May 31, 2016, the Company had 5,600 employees. None of the Company’s employees are represented by labor unions. The Company believes that its employee relations are good.

American Woodmark’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports are available free of charge on the Company’s web site at www.americanwoodmark.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The contents of the Company’s web site are not, however, part of, or incorporated by reference into, this report.

Item 1A.    RISK FACTORS

There are a number of business risks and uncertainties that may affect the Company’s business, results of operations and financial condition. These risks and uncertainties could cause future results to differ from past performance or expected results, including results described in statements elsewhere in this report that constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Additional risks and uncertainties not presently known to the Company or currently believed to be immaterial also may adversely impact the Company’s business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on the Company’s business, financial condition, and results of operations. These risks and uncertainties, which the Company considers to be most relevant to specific business activities, include, but are not limited to, the following, as well as additional risk factors included in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."  Additional risks and uncertainties that may affect the Company’s business, results of operations and financial condition are discussed elsewhere in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Forward-Looking Statements,” “Seasonality,” and “Outlook for Fiscal 2017.”

The Company’s business is dependent upon remodeling activity and residential construction.  The Company’s results of operations are affected by levels of home improvement and residential construction activity, including repair and remodeling and new construction. Job creation levels, interest rates, availability of credit, energy costs, consumer confidence, national and regional economic conditions, and weather conditions and natural disasters can significantly impact levels of home improvement and residential construction activity and therefore significantly impact the Company's operations.

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

The loss of, or a reduction in business from, either of the Company’s key customers would have a material adverse effect upon its business.  The size and importance to the Company of its two largest customers are significant. These customers could make significant changes in their volume of purchases and could otherwise significantly affect the terms and conditions on which the Company does business. Sales to The Home Depot and Lowe’s Companies, Inc. were approximately 41% of total company sales for fiscal 2016. Although builders, dealers, and other retailers represent other channels of distribution for the Company's products, an unplanned loss of a substantial portion of sales to The Home Depot or Lowe’s Companies, Inc. would have a material adverse impact on the Company. A significant change in the terms and conditions on which the Company does business with The Home Depot or Lowe's Companies, Inc. could also have a material adverse impact on the Company.

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

The Company may not be able to maintain or raise the prices of its products in response to inflation and increasing costs.  Short-term market and competitive pressures may prohibit the Company from raising prices to offset inflationary or otherwise increasing raw material and freight costs, which would adversely impact profit margins.

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

The Company is subject to environmental regulation and potential exposure to environmental liabilities. The Company is subject to various federal, state and local environmental laws, ordinances and regulations, including those relating to the discharge of materials into the environment. Although the Company believes that its facilities and operations are in material compliance with such laws, ordinances and regulations, it could incur substantial costs, including legal expenses, as a result of noncompliance with, or liability for cleanup or other costs or damages under, such laws, ordinances and regulations. As the owner and lessee of real property, the Company can be held liable for the investigation or remediation of contamination on such properties, in some circumstances, without regard to whether the Company knew of or was responsible for such contamination. No assurance can be provided that remediation may not be required in the future as a result of spills or releases of hazardous substances, the discovery of unknown environmental conditions, more stringent standards regarding existing residual contamination, or changes in legislation, laws, rules or regulations. More burdensome environmental regulatory requirements may increase our general and administrative costs and adversely affect our financial condition, operating results and cash flows.

Unauthorized disclosure of confidential information provided to the Company by customers, employees or third parties could harm its business. The Company relies on the internet and other electronic methods to transmit confidential information and stores confidential information on its networks. If there was a disclosure of confidential information provided by, or concerning, our employees, customers or other third parties, including through inadvertent disclosure, unapproved dissemination, or unauthorized access, the Company’s reputation could be harmed and the Company could be subject to civil or criminal liability and regulatory actions.

Future costs of complying with various laws and regulations may adversely impact future operating results. The Company’s business is subject to various laws and regulations which could have a significant impact on the Company’s operations and the cost to comply with such laws and regulations could adversely impact the Company’s financial position, results of operations and liquidity. In addition, failure to comply with such laws and regulations, even inadvertently, could produce negative consequences which could adversely impact the Company’s operations.

The Company’s success depends, in part, on its ability to recruit and retain key employees. The Company’s success depends, in part, on its ability to recruit and retain certain key employees. If the Company is not successful in recruiting and retaining key employees or experienced the unexpected loss of key employees, its operations could be negatively impacted.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.        PROPERTIES

American Woodmark leases its Corporate Office located in Winchester, Virginia. In addition, the Company leases 1 manufacturing facility in Hardy County, West Virginia and owns 8 manufacturing facilities located primarily in the eastern United States.  The Company also leases 7 primary service centers, 10 satellite service centers, and 3 additional office centers located throughout the United States that support the sale and distribution of products to each market channel. The Company considers its properties suitable for the business and adequate for its needs.

Primary properties as of April 30, 2016 include:

LOCATION	DESCRIPTION
Allegany County, MD	Manufacturing Facility
Austin, TX	Satellite Service Center*
Berryville, VA	Service Center*
Commerce City, CO	Satellite Service Center*
Coppell, TX	Service Center*
Fort Myers, FL	Satellite Service Center*
Gas City, IN	Manufacturing Facility
Hardy County, WV	Manufacturing Facility*
Houston, TX	Satellite Service Center*
Humboldt, TN	Manufacturing Facility
Huntersville, NC	Service Center*
Jackson, GA	Manufacturing Facility
Kingman, AZ	Manufacturing Facility
Kennesaw, GA	Service Center*
Las Vegas, NV	Satellite Service Center*
Montgomeryville, PA	Satellite Service Center*
Monticello, KY	Manufacturing Facility
Orange, VA	Manufacturing Facility
Orlando, FL	Service Center*
Phoenix, AZ	Service Center*
Raleigh, NC	Satellite Service Center*
Rancho Cordova, CA	Service Center*
San Antonio, TX	Satellite Service Center*
Tampa, FL	Satellite Service Center*
Toccoa, GA	Manufacturing Facility
Tucson, AZ	Satellite Service Center*
Winchester, VA	Corporate Office*
Winchester, VA	Office (Customer Service)*
Winchester, VA	Office (IT)*
Winchester, VA	Office (Product Development/Logistics)*
 *Leased facility.

Item 3.        LEGAL PROCEEDINGS

The Company is involved in suits and claims in the normal course of business, including, without limitation, product liability and general liability claims and claims pending before the Equal Employment Opportunity Commission. On at least a quarterly basis, the Company consults with its legal counsel to ascertain the reasonable likelihood that such claims may result in a loss. As required by ASC Topic 450, “Contingencies” (ASC 450), the Company categorizes the various suits and claims into three categories according to their likelihood for resulting in potential loss: those that are probable, those that are reasonably possible and those that are deemed to be remote. The Company accounts for these loss contingencies in accordance with ASC 450. Where losses are deemed to be probable and estimable, accruals are made. Where losses are deemed to be reasonably possible, a range of loss estimate is determined and considered for disclosure.  In determining these loss range estimates, the Company considers known values of similar claims and consults with independent counsel.

The Company believes that the aggregate range of estimated loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of April 30, 2016.

Also see the information under “Legal Matters” under “Note K – Commitments and Contingencies” to the Consolidated Financial Statements included in this report under Item 8. “Financial Statements and Supplementary Data.”

Item 4.        MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the Company are elected by the Board of Directors and generally hold office until the next annual election of officers. There are no family relationships between any executive officer and any other officer or director of the Company or any arrangement or understanding between any executive officer and any other person pursuant to which such officer was elected. The executive officers of the Company as of April 30, 2016 are as follows:

Name	Age	Position(s) Held During Past Five Years
S. Cary Dunston	51
Company President and Chief Executive Officer from August 2015 to present; Company President and Chief Operating Officer from August 2014 to August 2015; Company Executive Vice President and Chief Operating Officer from August 2013 to August 2014; Company Executive Vice President, Operations from September 2012 to August 2013; Company Senior Vice President, Manufacturing and Supply Chain Services from October 2006 to September 2012.

M. Scott Culbreth	45
Company Senior Vice President and Chief Financial Officer from February 2014 to present; Chief Financial Officer of Piedmont Hardware Brands from September 2013 to February 2014; Vice President, Finance – Various Segments from 2011 to September 2013 for Newell Rubbermaid; Vice President – Hardware from 2009 to 2011 for Newell Rubbermaid.

R. Perry Campbell	51
Company Senior Vice President of Sales and Marketing from March 2016 to present; Company Senior Vice President and General Manager, New Construction from August 2013 to March 2016; Company Vice President and General Manager, New Construction from May 2011 to August 2013; Company Vice President of Quality from February 2006 to April 2011.

Robert J. Adams, Jr.	50
Company Senior Vice President of Value Stream Operations from August 2015 to present; Company Vice President of Value Stream Operations from September 2012 to August 2015; Company Vice President of Manufacturing and Engineering from April 2012 to September 2012; Company Vice President of Engineering from July 2008 to April 2012.

PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

American Woodmark Corporation common stock is listed on The NASDAQ Global Select Market under the “AMWD” symbol. Common stock per share market prices and cash dividends declared during the last two fiscal years were as follows:

	MARKET PRICE		DIVIDENDS
(in dollars)	High	Low	DECLARED

FISCAL 2016
First quarter	$67.82	$48.34	$0.00
Second quarter	74.28	59.23	0.00
Third quarter	89.89	62.77	0.00
Fourth quarter	80.00	57.03	0.00

FISCAL 2015
First quarter	$33.11	$25.10	$0.00
Second quarter	41.85	29.37	0.00
Third quarter	43.20	37.02	0.00
Fourth quarter	56.44	40.97	0.00

As of May 23, 2016, there were approximately 15,500 total shareholders of the Company's common stock, including 4,700 shareholders of record and 10,800 beneficial owners whose shares are held in "street" name by securities broker-dealers or other nominees. Included are approximately 80% of the Company's employees, who are shareholders through the American Woodmark Stock Ownership Plan. The Company suspended its quarterly dividend during fiscal 2012. The determination as to the payment of future dividends will be made by the Board of Directors from time to time and will depend on the Company's then current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors.

The following table details share repurchases by the Company during the fourth quarter of fiscal 2016:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (000)
	(1)	Per Share	Programs	(1)
February 1 - 29, 2016	24,300	$62.47	24,300	$31,486
March 1 - 31, 2016	22,700	$69.32	22,700	$29,913
April 1 - 30, 2016	19,800	$76.06	19,800	$28,407
Quarter ended April 30, 2016	66,800	$68.83	66,800	$28,407

(1) On November 20, 2014, the Board of Directors of the Company authorized a repurchase of up to $25 million of the Company's common shares. On November 19, 2015, the Board of Directors of the Company authorized an additional stock repurchase program of up to $20 million of the Company's common shares. This authorization is in addition to the stock repurchase program authorized on November 20, 2014. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Company's revolving credit facility, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management expects to fund share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. In the fourth quarter of fiscal 2016, the Company repurchased 66,800 common shares for an aggregate purchase price of $4.6 million under the authorization, pursuant to a repurchase plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. At April 30, 2016, $28.4 million remained authorized by the Company's Board of Directors to repurchase the Company's common shares.

Item 6.        SELECTED FINANCIAL DATA

	FISCAL YEARS ENDED APRIL 30
(in millions except per share data)	2016	2015[1]	2014[1]	2013[1]	2012[1,2]

FINANCIAL STATEMENT DATA
Net sales	$947.0	$825.5	$726.5	$630.4	$515.8
Operating income (loss)	93.2	54.7	34.1	17.2	(33.4)
Net income (loss)	58.7	35.5	20.5	9.8	(20.8)
Earnings (loss) per share:
Basic	3.61	2.25	1.34	0.67	(1.45)
Diluted	3.57	2.21	1.31	0.66	(1.45)
Depreciation and amortization expense	16.5	14.5	14.5	14.4	23.4
Total assets	466.7	398.9	330.1	294.0	265.1
Long-term debt, less current maturities	22.5	21.5	20.5	23.6	23.8
Total shareholders' equity	280.8	229.8	190.5	146.2	130.0
Cash dividends declared per share	—	—	—	—	0.09
Average shares outstanding
Basic	16.3	15.8	15.3	14.6	14.3
Diluted	16.4	16.0	15.7	14.8	14.3

PERCENT OF SALES
Gross profit	21.1%	18.5%	17.1%	16.3%	12.9%
Selling, general and administrative expenses	11.3	11.9	12.5	13.5	16.2
Income (loss) before income taxes	9.7	6.6	4.5	2.7	(6.4)
Net income (loss)	6.2	4.3	2.7	1.5	(4.0)

RATIO ANALYSIS
Current ratio[3]	3.3	3.2	2.8	2.4	2.1
Inventory turnover[4]	19.8	19.9	19.8	20.4	19.2
Collection period - days[5]	35.6	31.6	32.8	31.4	30.0
Percentage of capital (long-term debt plus equity):
Long-term debt, less current maturities	7.4%	8.6%	9.7%	13.9%	15.5%
Equity	92.6	91.4	90.3	86.1	84.5
Return on equity (average %)	23.0	16.9	12.2	7.1	(14.6)

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

[3]
Current assets for fiscal 2015, 2014, 2013 and 2012 have been retrospectively revised to reflect the early adoption of FASB ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes (Topic 740)."

[4]	Based on average beginning and ending inventory.

[5]	Based on the ratio of average monthly customer receivables to average sales per day.

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain income and expense items as a percentage of net sales:

	PERCENTAGE OF NET SALES
	Fiscal Years Ended April 30
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of sales and distribution	78.9	81.5	82.9
Gross profit	21.1	18.5	17.1
Selling and marketing expenses	7.0	7.8	8.2
General and administrative expenses	4.3	4.1	4.3
Operating income	9.8	6.6	4.6
Interest expense/other (income) expense	0.1	—	0.1
Income before income taxes	9.7	6.6	4.5
Income tax expense	3.5	2.3	1.8
Net income	6.2	4.3	2.7

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

•	the need to respond to price or product initiatives launched by a competitor;

•	the Company’s ability to successfully implement initiatives related to increasing market share, new products, maintaining and increasing its sales force and new product displays; and

•	sales growth at a rate that outpaces the Company’s ability to install new manufacturing capacity or a sales decline that requires reduction or realignment of the Company’s manufacturing capacity.

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

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers, major builders and home manufacturers and through a network of independent dealers and distributors. At April 30, 2016, the Company operated 9 manufacturing facilities and 7 service centers across the country.

During the Company’s fiscal year that ended on April 30, 2016 (fiscal 2016), the Company continued to experience improving housing market conditions from the housing market downturn that began in 2007.

A number of general market factors impacted the Company's business in fiscal 2016, including:

•	The unemployment rate improved by 7% compared to April 2015, falling to 5.0% as of April 2016 according to data provided by the U.S. Department of Labor;

•
A 10% improvement in Gross Private Residential Fixed Investment reported by the U.S. Department of Commerce during the most recent four quarters through the first quarter of calendar 2016, as compared with the same period one year ago;

•	Increases in single family housing starts during the Company’s fiscal 2016 of 10%, as compared to the Company’s fiscal 2015, according to the U.S. Department of Commerce;

•	Mortgage interest rates decreased with a 30-year fixed mortgage rate of 3.61% in April 2016, an improvement of approximately 6 basis points compared to April 2015;

•	The median price of existing homes sold in the U.S. rose by 6% during the Company’s fiscal 2016, according to data provided by the National Association of Realtors;

•	Consumer sentiment, as reported by the University of Michigan, averaged 3% higher during the Company’s fiscal 2015 than in its prior fiscal year; and

•
Cabinet sales, as reported by members of the Kitchen Cabinet Manufacturers Association (KCMA), increased by 9% during fiscal 2016, suggesting an increase in both new construction and remodeling sales of cabinets.

The Company’s largest remodeling customers and competitors continued to utilize sales promotions in the Company’s product category during fiscal 2016 to boost sales.  The Company strives to maintain its promotional levels in line with market activity, with a goal of remaining competitive. The Company experienced promotional levels during fiscal 2016 that were higher than those experienced in its prior fiscal year. The Company’s remodeling sales increased by high single digits during fiscal 2016, consistent with the overall remodeling market.

The Company increased its net sales by 15% during fiscal 2016.  The Company realized strong sales gains in its new construction channel during fiscal 2016, where sales increased by more than 20%, significantly outpacing the improvement in single-family housing starts for the same period. Management believes the Company over indexed the market due to share penetration with our builder partners and the health of the markets where we concentrated our business during fiscal 2016.

During the third quarter of fiscal 2012, the Company announced several initiatives designed to reduce its cost base (the 2012 Restructuring), including the permanent closure of two manufacturing plants, the decision to sell a previously closed manufacturing facility, and the realignment of its retirement program, including the freezing of its pension plans.  All of these initiatives were completed either prior to or just after the beginning of the Company’s fiscal 2013, and restructuring charges related to these actions have been reflected in the Company’s results for fiscal years 2015 and 2014.  There were no restructuring charges related to these actions in fiscal 2016. For more information on the 2012 Restructuring, see Note N - Restructuring Charges in Item 8. Financial Statements and Supplementary Data herein.

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

Gross margin for fiscal 2016 was 21.1%, an improvement from 18.5% in fiscal 2015.  The increase in the Company’s gross margin rate was driven by the beneficial impact of increased sales volume, customer management, product mix, pricing and improved operating efficiency, which more than offset the impact of additional depreciation costs related to the previously announced plant expansion and costs associated with crewing and infrastructure to support higher levels of sales and installation activity.

The Company regularly considers the need for a valuation allowance against its deferred tax assets.  The Company had a history of profitable operations for 16 consecutive years, from 1994 to 2009, followed by losses that coincided with the industry downturn from 2010 to 2012.  As of April 30, 2016, the Company had total deferred tax assets of $41.3 million, up from $37.3 million at April 30, 2015.  Growth in the Company’s deferred tax assets in recent fiscal years resulted primarily from growth in its defined benefit pension liabilities and the impact of its recent losses prior to fiscal 2013.  To fully realize its remaining net deferred tax assets, the Company will need to, among other things, substantially reduce its unfunded pension obligation of $67.1 million at April 30, 2016.  The Company took definitive actions when it froze its pension plans as part of the 2012 Restructuring to enhance the probability that this objective is achieved in the future. The Company recorded a valuation allowance related to deferred tax assets for certain state investment tax credit (ITC) carryforwards during fiscal 2016.

The Company resumed the funding of its pension plans during fiscal year 2012, and expects to continue funding these plans for the foreseeable future, which will reduce both its unfunded pension plan obligation and its deferred tax asset. These actions, coupled with the recent improvement in the U.S. housing market and the Company’s continued ability to grow its sales at a faster rate than its competitors, have enabled the Company to generate net income during fiscal 2016. The Company's deferred tax assets increased in fiscal 2016 and 2015 due to an increase in the unfunded pension obligation, as a result of a decrease in the discount rate and the Company updating to the new RP-2014 mortality tables, with generational MP-2015 projections.  The Company believes that the positive evidence of the housing industry improvement, coupled with the benefits from the Company’s successful restructuring and continued market share gains have already driven a return to profitability that is expected to continue, and that the combined impact of these positive factors outweighs the negative factor of the Company’s previous losses.  Accordingly, Management has concluded it is more likely than not that the Company will realize its deferred tax assets.

The Company also regularly assesses its long-lived assets to determine if any impairment has occurred.  The Company has concluded that none of the long-lived assets pertaining to its nine manufacturing plants or any of its other long-lived assets were impaired as of April 30, 2016.

Results of Operations

	FISCAL YEARS ENDED APRIL 30

(in thousands)	2016	2015	2014	2016 vs. 2015 PERCENT CHANGE	2015 vs. 2014 PERCENT CHANGE

Net sales	$947,045	$825,465	$726,515	15%	14%
Gross profit	199,694	152,532	124,177	31	23
Selling and marketing expenses	66,489	64,304	59,536	3	8
General and administrative expenses	40,045	33,773	30,881	19	9
Interest expense	378	515	728	(27)	(29)

Net Sales

Net sales were $947.0 million in fiscal 2016, an increase of $121.6 million, or 15%, compared with fiscal 2015.  Overall unit volume for fiscal 2016 was 12% higher than in fiscal 2015, which was driven primarily by the Company’s increased new construction and dealer volume. Average revenue per unit increased 3% in fiscal 2016, driven by improvements in the Company’s product mix and pricing.

Net sales for fiscal 2015 increased 14% to $825.5 million from $726.5 million in fiscal 2014.  Overall unit volume for fiscal 2015 was 6% higher than in fiscal 2014, which was driven primarily by the Company’s increased new construction volume.  Average revenue per unit increased 7% during fiscal 2015, driven by improvements in the Company's product mix and pricing.

Gross Profit

Gross profit as a percentage of sales increased to 21.1% in fiscal 2016 as compared with 18.5% in fiscal 2015. The improvement in gross profit margin was due primarily to the beneficial impact of increased sales volume, customer management, product mix, pricing and improved operating efficiency. This favorability was partially offset by the impact of additional depreciation costs related to the previously announced plant expansion and costs associated with crewing and infrastructure to support higher levels of sales and installation activity.

During fiscal 2015, the Company’s gross profit increased as a percentage of net sales to 18.5% from 17.1% in fiscal 2014.  The improvement in gross profit margin was due primarily to the beneficial impact of higher sales volume and improved labor efficiency.  This favorability was partially offset by an increase in material costs, costs associated with crewing and infrastructure to support higher levels of sales and installation activity and inventory costs associated with new product launches.

Selling and Marketing Expenses

Selling and marketing expenses in fiscal 2016 were 7.0% of net sales, compared with 7.8% of net sales in fiscal 2015.  Selling and marketing costs increased only by 3% despite a 15% increase in net sales.  The improvement in the percentage of sales and marketing costs in relation to net sales was due to favorable leverage from increased sales, on-going expense control and lower display and product launch costs.

Selling and marketing expenses were 7.8% of net sales in fiscal 2015 compared with 8.2% in fiscal 2014. The improvement in sales and marketing costs in relation to net sales was due to due to favorable leverage from increased sales and on-going expense control.

General and Administrative Expenses

General and administrative expenses increased by $6.3 million or 18.6% during fiscal 2016. The increase in cost was related to increased pay-for-performance compensation and staffing costs. General and administrative costs increased to 4.3% of net sales in fiscal 2016 compared with 4.1% of net sales in fiscal 2015.

General and administrative expenses in fiscal 2015 increased by $2.9 million, or 9.4%, compared with fiscal 2014 and represented 4.1% of net sales, compared with 4.3% of net sales for fiscal 2014. The increase in cost was related to increased pay-for-performance compensation and staffing costs.

Effective Income Tax Rates

The Company generated pre-tax income of $91.8 million during fiscal 2016.  The Company’s effective tax rate increased from 34.7% in fiscal 2015 to 36.0% in fiscal 2016.  The higher effective tax rate was the result of the Company operating at a higher net income level than the prior year period and less favorable permanent tax differences. The Company finalized a federal research and experimentation tax credit for fiscal years 2011 through 2014 of $1.2 million during fiscal 2015.

Outlook for Fiscal 2017

The Company tracks several metrics, including but not limited to housing starts, existing home sales, mortgage interest rates, new jobs growth, GDP growth and consumer confidence, which it believes are leading indicators of overall demand for kitchen and bath cabinetry. The Company believes that housing starts will continue to improve, driven by low unemployment rates and growth in new household formation. However, the Company expects that while the cabinet remodeling market will show modest improvement during fiscal 2017 it will continue to be below historical averages.

The Company expects that industry-wide cabinet remodeling sales will continue to be challenged until economic trends remain consistently favorable.  Growth is expected at roughly a mid-single digit rate during the Company’s fiscal 2017. The Company expects that its home center market share will be relatively stable in fiscal 2017 and it will continue to gain market share in its growing dealer business. This combination is expected to result in remodeling sales growth that exceeds the market rate.

Based on available information, it is expected that new residential construction starts will grow approximately 10% during its fiscal year. The Company’s new residential construction sales growth outperformed the new residential construction market during fiscal 2016, and management expects that it will again outperform the new residential construction market during fiscal 2017 but by a lesser rate than fiscal 2016, as its comparable prior year sales levels become more challenging.

Inclusive of the potential for modest sales mix and pricing improvements, the Company expects that it will grow its total sales at a low-teen rate in fiscal 2017. Despite anticipated material inflation, costs related to two product launches and impacts in the first half of fiscal 2017 for the West Virginia plant expansion, the Company expects to maintain operating margins for fiscal 2017.

The Company had gross outlays for capital expenditures and customer display units of $33.1 million during fiscal 2016, and plans to decrease its base spending level during fiscal 2017 now that has completed its facility expansion in West Virginia.

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

Liquidity and Capital Resources

The Company’s cash, cash equivalents and investments in certificates of deposit totaled $218.5 million at April 30, 2016, which represented an increase of $33.5 million from April 30, 2015.  Total debt was $24.1 million at April 30, 2016, an increase of $1.1 million over the prior fiscal year and the ratio of long-term debt, excluding current maturities, to capital was 7.4% at April 30, 2016, down from 8.6% at April 30, 2015.

The Company’s main source of liquidity is its cash and cash equivalents on hand and cash generated from its operating activities. The Company can borrow up to $35 million under its revolving credit facility with Wells Fargo Bank, N.A. (Wells Fargo), which expires on December 31, 2018.  This facility had an available borrowing base of $25 million at April 30, 2016.

The Company's outstanding indebtedness and other obligations to Wells Fargo are unsecured. Under the terms of its revolving credit facility, the Company must: (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.5 to 1.0 measured on a rolling four-quarter basis; and (3) comply with other customary affirmative and negative covenants. The Company was in compliance with all covenants specified in the credit facility as of April 30, 2016, including as follows: (1) the Company’s ratio of total liabilities to tangible net worth at April 30, 2016 was 0.67 to 1.0; and (2) cash flow to fixed charges for its most recent four quarters was 3.41 to 1.0. The Company expects to be in compliance with these covenants for fiscal 2017.

The revolving credit facility does not limit the Company’s ability to pay dividends or repurchase its common stock as long as the Company is in compliance with these covenants.

OPERATING ACTIVITIES

Cash provided by operating activities in fiscal 2016 was $71.8 million, compared with $58.7 million in fiscal 2015. The $13.1 million improvement was primarily attributable to the Company’s $23.2 million improvement in net income offset by an $8.9 million increase in cash used for the Company’s working capital investment in customer receivables.

Cash provided by operating activities in fiscal 2015 was $58.7 million, compared with $40.5 million in fiscal 2014.  The $18.2 million improvement was primarily attributable to the Company’s $15.0 million improvement in net income and a $5.1 million decrease in cash used for the Company's working capital investment in inventory and customer receivables.

INVESTING ACTIVITIES

The Company’s investing activities primarily consist of capital expenditures and investments in promotional displays. Net cash used by investing activities in fiscal 2016 was $40.8 million, compared with $56.6 million in fiscal 2015 and $9.6 million in fiscal 2014. Investments in property, plant and equipment for fiscal 2016 were $28.7 million, compared with $20.0 million in fiscal 2015 and $7.9 million in fiscal 2014. Investments in promotional displays were $4.4 million in fiscal 2016, compared with $2.4 million in fiscal 2015 and $3.5 million in fiscal 2014. On August 21, 2014, the Board of Directors of the Company approved a $30 million capital expansion project at its West Virginia facility, which was completed during fiscal 2016.

During fiscal 2016, the Company’s decrease in net cash used for investing activities was driven by a $27.0 million decrease in investment in certificates of deposit, offset by an $8.7 million increase in outflows for capital expenditures and a $2.1 million increase in outflows for promotional displays and a $0.4 million decrease in proceeds from the sale of closed plants and property, plant and equipment compared to the prior year.

FINANCING ACTIVITIES

The Company realized a net outflow of $6.1 million from financing activities in fiscal 2016, compared with a net inflow of $11.7 million in fiscal 2015, and a net inflow of $7.8 million in fiscal 2014.  Proceeds were generated from the exercise of stock options of $8.1 million in fiscal 2016, $14.3 million in fiscal 2015 and $15.3 million in fiscal 2014. During fiscal 2016 $1.5 million was used to repay long-term debt, compared with approximately $1.3 million in fiscal 2015 and $4.5 million in fiscal 2014.

The Company ended fiscal 2016 with $174.5 million in cash and cash equivalents. Under a stock repurchase authorization approved by its Board of Directors on November 20, 2014, the Company was authorized to purchase up to $25 million of the Company’s common shares. On November 19, 2015, the Board of Directors of the Company authorized an additional repurchase of up to $20 million of the Company's common shares.  This authorization is in addition to the stock repurchase program authorized on November 20, 2014. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Company’s revolving credit facility, and other factors management deems relevant.  At April 30, 2016, $28.4 million remained authorized by the Company’s Board of Directors to repurchase the Company’s common shares.  The Company purchased a total of 243,143 common shares, for an aggregate purchase price of $16.6 million, during fiscal 2016, under the authorizations. The Company continues to evaluate its cash on hand and prospects for future cash generation, and compare these against its plans for future capital expenditures. Although the evaluation of its future capital expenditures is ongoing, the Company expects that it will make repurchases of its common shares from time to time during fiscal 2017 subject to the Company’s financial condition, capital requirements, results of operations and any other factors then deemed relevant.

Cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations and fund capital expenditures for fiscal 2017.

The timing of the Company’s contractual obligations as of April 30, 2016 is summarized in the table below:

	FISCAL YEARS ENDED APRIL 30

(in thousands)	Total Amounts	2017	2018-2019	2020-2021	2022 and Thereafter

Revolving credit facility	$10,000	$—	$10,000	$—	$—
Economic development loans	3,689	—	2,189	—	1,500
Capital lease obligations	7,165	1,574	2,182	1,327	2,082
Other long-term debt	3,198	—	—	—	3,198
Interest on long-term debt[1]	3,273	602	931	366	1,374
Operating lease obligations	10,671	3,143	4,863	2,649	16
Pension contributions[2]	42,334	7,304	15,150	13,600	6,280

Total	$80,330	$12,623	$35,315	$17,942	$14,450

[1]
Interest commitments under interest bearing debt consist of interest under the Company’s primary loan agreement and capitalized lease agreements. Amounts outstanding under the Company’s revolving credit facility, $10 million at April 30, 2016, bear a variable interest rate determined by the London Interbank Offered Rate (LIBOR) plus 1.5%. Interest under the Company’s capitalized lease agreements is fixed at rates between 2% and 6.5%.  Interest commitments under interest bearing debt for the Company’s revolving credit facility are at LIBOR plus the spread as of April 30, 2016, throughout the remaining term of the facility.

[2]
The estimated cost of the Company’s two defined benefit pension plans is determined annually based upon the discount rate and other assumptions at fiscal year end. Future pension funding contributions beyond fiscal 2022 have not been determined at this time.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2016 and 2015, the Company had no off-balance sheet arrangements.

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

Self Insurance.  The Company is self-insured for certain costs related to employee medical coverage, workers’ compensation liability, general liability, auto liability and property insurance. The Company maintains stop-loss coverage with third-party insurers to limit total exposure. The Company establishes a liability at each balance sheet date based on estimates for a variety of factors that influence the Company’s ultimate cost. In the event that actual experience is substantially different from the estimates, the financial results for the period could be adversely affected. The Company believes that the methodologies used to estimate insurance liabilities are an accurate reflection of the liabilities as of the date of the balance sheet.

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

Beginning with the April 30, 2016 measurement, the Company refined the method used to determine the service and interest cost components of its net periodic benefit cost. Previously, the cost was determined using a single weighted-average discount rate derived from the yield curve. Under the refined method, known as the spot rate approach, individual spot rates along the yield curve that correspond with the timing of each benefit payment will be used. The Company believes this change provides a more precise measurement of service and interest costs by improving the correlation between projected cash outflows and corresponding spot rates on the yield curve. Compared to the previous method, the spot rate approach will decrease the service and interest components of the benefit costs in fiscal 2017. There is no impact on the total benefit obligation.

The following is a summary of the potential impact of a hypothetical 1% change in actuarial assumptions for the discount rate, expected return on plan assets and consumer price index:

(in millions)	IMPACT OF 1% INCREASE	IMPACT OF 1% DECREASE
(decrease) increase

Effect on annual pension expense	$(1.3)	$1.2

Effect on projected pension benefit obligation	$(24.3)	$31.5

Pension expense for fiscal 2016 and the assumptions used in that calculation are presented in Note H of the Consolidated Financial Statements.  At April 30, 2016, the discount rate was 4.06% compared with 4.19% at April 30, 2015. The expected return on plan assets was 7.5% at both April 30, 2016, and April 30, 2015. The rate of compensation increase is not applicable for periods beyond April 30, 2012 because the Company froze its pension plans as of that date.

The projected performance of the Company’s pension plans is largely dependent on the assumptions used to measure the obligations of the plans and to estimate future performance of the plans’ invested assets. Over the past two measurement periods, the most material deviations between results based on assumptions and the actual plan performance have resulted from changes to the discount rate used to measure the plans’ benefit obligations and the actual return on plan assets.  Accounting guidelines require the discount rate to be set to a current market rate at each annual measurement date. From the fiscal 2014 to fiscal 2015 measurement dates, the discount rate decreased from 4.56% at April 30, 2014 to 4.19% at April 30, 2015, which caused an actuarial loss of $24.2 million.  From the fiscal 2015 to fiscal 2016 measurement dates, the discount rate decreased from 4.19% to 4.06%, which caused an actuarial loss of $1.9 million.

The Company strives to balance expected long-term returns and short-term volatility of pension plan assets. Favorable and unfavorable differences between the assumed and actual returns on plan assets are generally amortized over a period no longer than the average life expectancy of the plans’ active participants. The actual rates of return on plan assets realized, net of investment manager fees, were (1.6)%, 6.6% and 9.4% for fiscal 2016, 2015 and 2014, respectively.

The fair value of plan assets at April 30, 2016 was $107.0 million compared with $108.7 million at April 30, 2015. The Company’s projected benefit obligation exceeded plan assets by $67.1 million in fiscal 2016 and by $61.3 million in fiscal 2015. The $5.8 million increase in the Company’s net under-funded position during fiscal 2016 was primarily driven by the Company’s $1.9 million actuarial loss and asset returns that were less than expected, offset by increased Company contributions.  The Company expects its pension expense to decrease from $0.3 million in fiscal 2016 to $(0.5) million in fiscal 2017, due primarily to the change to the new mortality tables, decrease in the discount rate and the spot rate approach.  The Company expects to contribute $7.3 million to its pension plans in fiscal 2017, which represents required and discretionary funding.  The Company made contributions of $5.0 million to its pension plans in fiscal 2016.

Valuation of Deferred Tax Assets.  The Company regularly considers the need for a valuation allowance against its deferred tax assets. Deferred tax assets are reduced by a valuation allowance when, after considering all positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

The Company has recorded a valuation allowance related to deferred tax assets for certain state investment tax credit (ITC) carryforwards. Deferred tax assets are reduced by a valuation allowance when, after considering all positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

The gross amount of state tax credit carryforwards related to state ITCs as of April 30, 2016 was $5.8 million. These credits expire in various years beginning in fiscal 2020. Net of the federal impact and related valuation allowance, the Company has recorded $1.8 million of deferred tax assets related to these credits. The Company accounts for ITCs under the deferral method, under which the tax benefit from the ITC is deferred and amortized into income tax expense over the book life of the related property. As of April 30, 2016, a deferred credit balance of $1.8 million is included in other liabilities on the balance sheet.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” ASU 2014-09 supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." ASU 2015-14 defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period. The Company is currently assessing the impact ASU 2014-09 and ASU 2015-14 will have on its financial position and results of operations.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes (Topic 740)." ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The Company retrospectively adopted this guidance on April 30, 2016. As a result of the retrospective adoption of this ASU, current assets decreased and noncurrent assets increased by $9.6 million as of April 30, 2015. The adoption of ASU 2015-17 did not impact net income or any other amounts previously reported on the consolidated statements of income or comprehensive income or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." Among other things, ASU 2016-02 requires lessees to recognize most leases on-balance sheet, which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes "Topic 840 - Leases." ASU 2016-02 is effective for public companies for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting." ASU 2016-09 is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public companies. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. Even if an entity early adopts the amendments after the first interim period, the adoption date is as of the beginning of the year for the issues adopted by the cumulative-effect and prospective methods. Any adjustments to previously reported interim periods of that fiscal year should be included in the year-to-date results. If those previously reported interim results appear in any future filings, they are reported on the revised basis. The Company is currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.

 Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The costs of the Company’s products are subject to inflationary pressures and commodity price fluctuations.  The Company has generally been able, over time, to recover the effects of inflation and commodity price fluctuations through sales price increases.

On April 30, 2016, the Company had no material exposure to changes in interest rates for its debt agreements.

The Company does not currently use commodity or interest rate derivatives or similar financial instruments to manage its commodity price or interest rate risks.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	APRIL 30
(in thousands, except share and per share data)	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$174,463	$149,541
Investments - certificates of deposit	25,750	35,500
Customer receivables, net	55,813	46,142
Inventories	39,319	35,988
Prepaid expenses and other	6,864	4,758
Total Current Assets	302,209	271,929

Property, plant and equipment, net	99,332	85,516
Investments - certificates of deposit	18,250	—
Promotional displays, net	5,377	4,348
Deferred income taxes	32,574	33,387
Other assets	8,951	3,724
TOTAL ASSETS	$466,693	$398,904

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$35,011	$34,288
Current maturities of long-term debt	1,574	1,457
Accrued compensation and related expenses	35,389	30,120
Accrued marketing expenses	8,075	6,471
Other accrued expenses	12,264	12,454
Total Current Liabilities	92,313	84,790

Long-term debt, less current maturities	22,478	21,498
Defined benefit pension liabilities	67,131	61,325
Other long-term liabilities	4,010	1,449

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—

Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at April 30, 2016: 16,244,041, at April 30, 2015: 16,079,671	163,290	150,001
Retained earnings	164,756	120,698
Accumulated other comprehensive loss -
Defined benefit pension plans	(47,285)	(40,857)
Total Shareholders' Equity	280,761	229,842
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$466,693	$398,904

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	FISCAL YEARS ENDED APRIL 30
(in thousands, except per share data)	2016	2015	2014

Net sales	$947,045	$825,465	$726,515
Cost of sales and distribution	747,351	672,933	602,338
Gross Profit	199,694	152,532	124,177

Selling and marketing expenses	66,489	64,304	59,536
General and administrative expenses	40,045	33,773	30,881
Restructuring charges, net	—	(240)	(234)
Insurance proceeds	—	—	(94)
Operating Income	93,160	54,695	34,088

Interest expense	378	515	728
Other (income) expense	996	(207)	(310)
Income Before Income Taxes	91,786	54,387	33,670

Income tax expense	33,063	18,888	13,209

Net Income	$58,723	$35,499	$20,461

SHARE INFORMATION
Earnings per share
Basic	$3.61	$2.25	$1.34
Diluted	3.57	2.21	1.31

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2016	2015	2014

Net income	$58,723	$35,499	$20,461

Other comprehensive income (loss) net of tax:
Change in pension benefits, net of deferred taxes
of $4,110, $9,510 and ($3,944), respectively	(6,428)	(14,877)	6,170

Total Comprehensive Income	$52,295	$20,622	$26,631

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	LOSS	EQUITY
Balance, May 1, 2013	14,822,580	$107,165	$71,180	$(32,150)	$146,195

Net income			20,461		20,461
Other comprehensive loss,
net of tax				6,170	6,170
Stock-based compensation		3,295			3,295
Adjustments to excess tax
benefit from stock-based
compensation		600			600
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	643,558	13,122			13,122
Stock repurchases	(100,000)	(654)	(2,487)		(3,141)
Employee benefit plan
contributions	110,160	3,843			3,843
Balance, April 30, 2014	15,476,298	$127,371	$89,154	$(25,980)	$190,545

Net income			35,499		35,499
Other comprehensive income,
net of tax				(14,877)	(14,877)
Stock-based compensation		3,497			3,497
Adjustments to excess tax
benefit from stock-based
compensation		1,172			1,172
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	599,124	12,842			12,842
Stock repurchases	(163,326)	(1,098)	(3,955)		(5,053)
Employee benefit plan
contributions	167,575	6,217			6,217
Balance, April 30, 2015	16,079,671	$150,001	$120,698	$(40,857)	$229,842

Net income			58,723		58,723
Other comprehensive loss,
net of tax				(6,428)	(6,428)
Stock-based compensation		3,609			3,609
Adjustments to excess tax
benefit from stock-based
compensation		4,559			4,559
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	375,928	5,288			5,288
Stock repurchases	(243,143)	(1,928)	(14,665)		(16,593)
Employee benefit plan
contributions	31,585	1,761			1,761
Balance, April 30, 2016	16,244,041	$163,290	$164,756	$(47,285)	$280,761
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2016	2015	2014

OPERATING ACTIVITIES
Net income	$58,723	$35,499	$20,461
Adjustments to reconcile net income to net cash and
cash equivalents provided by operating activities:
Depreciation and amortization	16,456	14,526	14,545
Net loss on disposal of property, plant and equipment	1,576	153	123
Gain on sales of assets held for sale	—	(250)	(323)
Gain on insurance recoveries	—	—	(94)
Stock-based compensation expense	3,609	3,497	3,295
Deferred income taxes	11,629	4,335	7,978
Pension contributions in excess of expense	(4,732)	(4,604)	(2,039)
Excess tax benefit from stock-based compensation	(4,968)	(1,887)	(854)
Contributions of employer stock to employee benefit plan	1,761	6,217	3,843
Other non-cash items	(3,489)	(1,211)	(2,634)
Changes in operating assets and liabilities:
Customer receivables	(9,938)	288	(7,546)
Inventories	(4,276)	(5,605)	(2,875)
Prepaid expenses and other assets	(4,585)	126	(1,236)
Accounts payable	723	5,113	5,869
Accrued compensation and related expenses	5,269	1,963	1,943
Income taxes payable	(1,791)	1,201	526
Marketing and other accrued expenses	5,811	(624)	(447)
Net Cash Provided by Operating Activities	71,778	58,737	40,535

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(28,685)	(20,015)	(7,903)
Proceeds from sales of property, plant and equipment	846	22	81
Proceeds from sales of assets held for sale	—	1,250	1,644
Proceeds from insurance recoveries	—	—	94
Purchases of certificates of deposit	(46,750)	(40,750)	—
Maturities of certificates of deposit	38,250	5,250	—
Investment in promotional displays	(4,434)	(2,363)	(3,499)
Net Cash Used by Investing Activities	(40,773)	(56,606)	(9,583)

FINANCING ACTIVITIES
Payments of long-term debt	(1,547)	(1,309)	(4,516)
Proceeds from long-term debt	3,196	1,500	—
Excess tax benefit from stock-based compensation	4,968	1,887	854
Proceeds from issuance of common stock and other	8,114	14,268	15,330
Repurchase of common stock	(16,593)	(5,053)	(3,141)
Notes receivable, net	(4,221)	417	(750)
Net Cash Provided (Used) by Financing Activities	(6,083)	11,710	7,777

Net Increase in Cash and Cash Equivalents	24,922	13,841	38,729

Cash and Cash Equivalents, Beginning of Year	149,541	135,700	96,971

Cash and Cash Equivalents, End of Year	$174,463	$149,541	$135,700
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

Advertising Costs:  Advertising costs are expensed as incurred. Advertising expenses for fiscal years 2016, 2015 and 2014 were $38.1 million, $34.3 million and $30.4 million, respectively.

Cash and Cash Equivalents:  Cash in excess of operating requirements is invested in money market accounts which are carried at cost (which approximates fair value). The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents were $34.0 million and $33.0 million at April 30, 2016 and 2015, respectively.

Investments in Certificates of Deposit: The Company invests excess cash in certificates of deposit which are carried at cost (which approximates fair value). Certificates of deposit with original maturities greater than three months and remaining maturities less than one year are classified as current assets. Certificates of deposit with remaining maturities greater than one year are classified as long-term assets.

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

Impairment of Long-Lived Assets:  The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal years 2016, 2015 and 2014, the Company concluded no impairment existed, except for impairments related to restructuring activities.

Promotional Displays:  The Company invests in promotional displays in retail stores to demonstrate product features, product and quality specifications and serve as a training tool for retail kitchen designers. The Company invests in these long-lived productive assets to provide the aforementioned benefits. The Company's investment in promotional displays is carried at cost less applicable amortization. Amortization is provided by the straight-line method on an individual display basis over periods of 30 to 36 months (the estimated period of benefit). Promotional display amortization expense for fiscal years 2016, 2015 and 2014 was $3.4 million, $3.6 million and $3.7 million, respectively, and is included in selling and marketing expenses.

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

Self Insurance: The Company is self-insured for certain costs related to employee medical coverage, workers’ compensation liability, general liability, auto liability and property insurance. The Company maintains stop-loss coverage with third-party insurers to limit total exposure. The Company establishes a liability at each balance sheet date based on estimates for a variety of factors that influence the Company’s ultimate cost. In the event that actual experience is substantially different from the estimates, the financial results for the period could be adversely affected. The Company believes that the methodologies used to estimate insurance liabilities are an accurate reflection of the liabilities as of the date of the balance sheet.

Recent Accounting Pronouncements:  In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” ASU 2014-09 supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." ASU 2015-14 defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period. The Company is currently assessing the impact ASU 2014-09 and ASU 2015-14 will have on its financial position and results of operations.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes (Topic 740)." ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The Company retrospectively adopted this guidance on April 30, 2016. As a result of the retrospective adoption of this ASU, current assets decreased and noncurrent assets increased by $9.6 million as of April 30, 2015. The adoption of ASU 2015-17 did not impact net income or any other amounts previously reported on the consolidated statements of income or comprehensive income or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." Among other things, ASU 2016-02 requires lessees to recognize most leases on-balance sheet, which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes "Topic 840 - Leases." ASU 2016-02 is effective for public companies for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting." ASU 2016-09 is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public companies. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. Even if an entity early adopts the amendments after the first interim period, the adoption date is as of the beginning of the year for the issues adopted by the cumulative-effect and prospective methods. Any adjustments to previously reported interim periods of that fiscal year should be included in the year-to-date results. If those previously reported interim results appear in any future filings, they are reported on the revised basis. The Company is currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.

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

Note B -- Customer Receivables

The components of customer receivables were:

	APRIL 30
(in thousands)	2016	2015
Gross customer receivables	$58,593	$48,655
Less:
Allowance for doubtful accounts	(171)	(173)
Allowance for returns and discounts	(2,609)	(2,340)

Net customer receivables	$55,813	$46,142

Note C -- Inventories

The components of inventories were:

	APRIL 30
(in thousands)	2016	2015
Raw materials	$17,634	$17,199
Work-in-process	18,414	18,095
Finished goods	17,475	14,797

Total FIFO inventories	53,523	50,091
Reserve to adjust inventories to LIFO value	(14,204)	(14,103)

Total LIFO inventories	$39,319	$35,988

Note D -- Property, Plant and Equipment

The components of property, plant and equipment were:

	APRIL 30
(in thousands)	2016	2015
Land	$2,311	$5,929
Buildings and improvements	80,042	69,412
Buildings and improvements - capital leases	11,202	11,202
Machinery and equipment	182,937	159,680
Machinery and equipment - capital leases	29,357	29,052
Construction in progress	2,556	12,581
	308,405	287,856
Less accumulated amortization and depreciation	(209,073)	(202,340)

Total	$99,332	$85,516

Amortization and depreciation expense on property, plant and equipment amounted to $11.6 million, $9.5 million and $9.5 million in fiscal years 2016, 2015 and 2014, respectively.  Accumulated amortization on capital leases included in the above table amounted to $29.6 million and $28.6 million as of April 30, 2016 and 2015, respectively.

Note E -- Loans Payable and Long-Term Debt

Maturities of long-term debt are as follows:

	FISCAL YEARS ENDING APRIL 30

(in thousands)	2017	2018	2019	2020	2021	2022 AND THERE- AFTER	TOTAL OUTSTANDING

Revolving credit facility	$—	$—	$10,000	$—	$—	$—	$10,000

Economic development loans	—	—	2,189	—	—	1,500	3,689

Capital lease obligations	1,574	1,265	917	710	617	2,082	7,165

Other long-term debt	—	—	—	—	—	3,198	3,198

Total	$1,574	$1,265	$13,106	$710	$617	$6,780	$24,052

Less current maturities							$1,574

Total long-term debt							$22,478

The Company’s primary loan agreement is a $35 million unsecured revolving credit facility which expires on December 31, 2018 with Wells Fargo Bank, N.A. (Wells Fargo).  At April 30, 2016 and 2015, $10 million of loans were outstanding under this facility, and the Company had additional borrowing base availability of $25 million.  The Company incurs a fee for amounts not used under the revolving credit facility.  Fees paid by the Company related to non-usage of its current and former credit facilities have been included in interest expense and were insignificant in each of fiscal years 2016, 2015 and 2014, respectively.

The Company can borrow under the revolving credit facility up to the lesser of $35 million or the maximum borrowing base (which equals 75% of eligible accounts receivable, 50% of eligible pre bill reserves and up to $20 million for equipment value, each as defined in the agreement) less any outstanding loan balance.  Any outstanding loan balance bears interest at the London Interbank Offered Rate (LIBOR) (0.495% at April 30, 2016) plus 1.5%. Under the terms of the revolving credit facility, the Company must: (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.5 to 1.0 measured on a rolling four-quarter basis; and (3) comply with other customary affirmative and negative covenants.

The Company was in compliance with all covenants specified in the amended revolving credit facility as of April 30, 2016, including as follows: (1) the Company’s ratio of total liabilities to tangible net worth at April 30, 2016 was 0.67 to 1.0; and (2) cash flow to fixed charges for its most recent four quarters was 3.41 to 1.0.

The revolving credit facility does not limit the Company’s ability to pay dividends or repurchase its common stock as long as the Company is in compliance with these covenants.

In 2009, the Company entered into a loan agreement with the Board of County Commissioners of Garrett County as part of the Company’s capital investment in land located in Garrett County, Maryland.  This loan agreement was secured by a Deed of Trust on the property and bears interest at a fixed rate of 3%.  The agreement deferred principal and interest during the term of the obligation and forgives any outstanding balance at December 31, 2019, if the Company complied with certain employment levels. The value of the land and associated site improvements totaled $3.5 million. During the fourth quarter of fiscal 2016, the Company conveyed the property for full settlement of the loan and accrued interest totaling $1.6 million. The Company recorded a loss on the transaction of $1.9 million. The loss was included in other (income) expense on the Company’s statements of income. The outstanding balance as of April 30, 2016 and 2015 was $0 and $1.3 million, respectively.

In 2005, the Company entered into two separate loan agreements with the Maryland Economic Development Corporation and the County Commissioners of Allegany County as part of the Company’s capital investment and operations at the Allegany County, Maryland site.  These loan agreements were amended in 2013 and 2008.  The aggregate balance of these loan agreements was $2.2 million as of April 30, 2016 and 2015.  The loan agreements expire at December 31, 2018 and bear interest at a fixed rate of 3% per annum.  These loan agreements are secured by mortgages on the manufacturing facility constructed in Allegany County, Maryland.  These loan agreements defer principal and interest during the term of the obligation and forgive any outstanding balance at December 31, 2018, if the Company complies with certain employment levels at the facility.

From 2012 through 2016, the Company entered into a total of eighteen capitalized lease agreements in the aggregate amount of $2.5 million with First American Financial Bancorp related to financing computer equipment.  Each lease has a term of 48 months and an interest rate of 6.5%.  The leases require quarterly rental payments.  The aggregate outstanding amount under all of these leases as of April 30, 2016 and 2015 was $1.1 million and $1.3 million, respectively.

From 2013 through 2016, the Company entered into a total of seventeen capitalized lease agreements in the aggregate amount of $1.9 million with e-Plus Group related to financing computer equipment.  Each lease has a term of 51 months and an interest rate of 6.5%.  The leases require monthly rental payments.  The aggregate outstanding amount under all of these leases as of April 30, 2016 and 2015 was $1.0 million and $1.0 million, respectively.

In 2004, the Company entered into a lease agreement with the West Virginia Economic Development Authority as part of the Company’s capital investment and operations at the South Branch plant located in Hardy County, West Virginia. This capital lease agreement is a $10 million term obligation, which expires June 30, 2024, bearing interest at a fixed rate of 2% per annum. The lease requires monthly rental payments.  The outstanding amounts owed as of April 30, 2016 and 2015 were $5.0 million and $5.6 million, respectively.

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

On January 25, 2016 the Company entered into a New Markets Tax Credit ("NMTC") financing agreement, pursuant to section 45D of the Internal Revenue Code of 1986, as amended, and Kentucky Revised Statutes Sections 141.432 through 141.434, to take advantage of a tax credit related to working capital and capital improvements at its Monticello, Kentucky facility. This financing agreement was structured with unrelated third party financial institutions (the Investors), their wholly-owned investment funds ("Investment Funds") and their wholly-owned community development entities ("CDEs") in connection with our participation in qualified transactions under the NMTC program. In exchange for substantially all of the benefits derived from the tax credits, the Investors made a contribution of $2.3 million, net of syndication fees, to the project. Upon closing the transaction, a wholly owned subsidiary of the Company provided a $4.3 million loan receivable to the Investment Funds, which is included in other long term assets in the accompanying consolidated balance sheets. The Company also entered into loan agreements aggregating $6.6 million payable to the CDEs sponsoring the project. The loans have a term of thirty years with an aggregate interest rate of approximately 1.2%. As of April 30, 2016 the Company had drawn $3.2 million of the loan proceeds, which is included in long-term debt in the accompanying consolidated balance sheets. The NMTC is subject to recapture for a period of seven years, the compliance period. During the compliance period, the Company is required to comply with various regulations and contractual provisions that apply to the NMTC arrangement.  We do not anticipate any credit recaptures will be required in connection with this arrangement. This transaction also includes a put/call feature which becomes enforceable at the end of the compliance period whereby we may be obligated or entitled to repurchase the Investors’ interest in the Investment Funds. The value attributable to the put/call is nominal. Direct costs of $0.3 million incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans (30 years).

Certain of the Company's loan agreements limit the amount and type of indebtedness the Company can incur and require the Company to maintain specified financial ratios measured on a quarterly basis. In addition to the assets previously discussed, certain of the Company’s property, plant and equipment are pledged as collateral under a loan agreement and the capital lease arrangements. The Company was in compliance with all covenants contained in its loan agreements and capital leases at April 30, 2016.

Interest paid under the Company’s loan agreements and capital leases during fiscal years 2016, 2015 and 2014 was $0.5 million, $0.5 million and $0.7 million, respectively.

Note F -- Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

	FISCAL YEARS ENDED APRIL 30
(in thousands, except per share amounts)	2016	2015	2014
Numerator used in basic and diluted earnings per common share:
Net income	$58,723	$35,499	$20,461
Denominator:
Denominator for basic earnings per common share -
weighted-average shares	16,256	15,764	15,299
Effect of dilutive securities:
Stock options and restricted stock units	186	273	354
Denominator for diluted earnings per common share -
weighted-average shares and assumed conversions	16,442	16,037	15,653
Net earnings per share
Basic	$3.61	$2.25	$1.34
Diluted	$3.57	$2.21	$1.31

There were no potentially dilutive securities for the fiscal year ended April 30, 2016, which were excluded from the calculation of net earnings per share. Potentially dilutive shares of 0.1 million issuable under the Company’s stock incentive plans have been excluded from the calculation of net earnings per share for each of the fiscal years ended April 30, 2015 and 2014, as the effect would be anti-dilutive.

Note G – Stock-Based Compensation

The Company has two types of stock-based compensation awards in effect for its employees and directors. The Company has issued stock options since 1986 and restricted stock units ("RSUs") since fiscal 2010. Total compensation expense related to stock-based awards for the fiscal years ended April 30, 2016, 2015 and 2014 was $3.6 million, $3.5 million and $3.3 million, respectively.  The Company recognizes stock-based compensation costs net of an estimated forfeiture rate for those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company estimates the forfeiture rates based upon its historical experience.

Stock Incentive Plans

At April 30, 2016, the Company had stock option and RSU awards outstanding under four different plans: (1) second amended and restated 2004 stock incentive plan for employees; (2) 2006 non-employee directors equity ownership plan; and (3) 2011 non-employee directors equity ownership plan.  As of April 30, 2016, there were 935,626 shares of common stock available for future stock-based compensation awards under the Company’s stock incentive plans.

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

For purposes of determining the fair value of RSUs, the Company uses the closing stock price of its common stock as reported on the NASDAQ Global Select Market on the date of grant. The fair value of the Company’s RSU awards is expensed on a straight-line basis over the vesting period of the RSUs to the extent the Company believes it is probable the related performance criteria, if any, will be met.  The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the vesting period of the RSU grant.

The weighted-average assumptions and valuation of the Company’s stock options were as follows:

	FISCAL YEARS ENDED APRIL 30
	2016	2015	2014
Weighted-average fair value of grants	$18.59	$9.25	$14.46
Expected volatility	29.8%	27.4%	38.2%
Expected term in years	5.8	5.9	6.1
Risk-free interest rate	2.16%	2.19%	1.59%
Expected dividend yield	—%	—%	—%

Stock Option Activity

Stock options granted and outstanding under each of the Company’s plans vest evenly over a three-year period and have contractual terms of ten years. The exercise price of all stock options granted is equal to the fair market value of the Company’s common stock on the option grant date.

The following table presents a summary of the Company’s stock option activity for the fiscal years ended April 30, 2016, 2015 and 2014 (remaining contractual term in years and exercise prices are weighted-averages):

	NUMBER OF OPTIONS	REMAINING CONTRACTUAL TERM	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding at April 30, 2013	1,401,813	4.8	$27.27	$9,272

Granted	60,500	9.1	36.74	—
Exercised	(551,485)	—	26.61	5,156
Cancelled or expired	(59,514)	—	30.17	—
Outstanding at April 30, 2014	851,314	4.3	$28.16	$3,121

Granted	66,600	9.1	29.92	—
Exercised	(508,639)	—	28.05	7,209
Cancelled or expired	(11,200)	—	32.64	—
Outstanding at April 30, 2015	398,075	5.0	$28.46	$8,851

Granted	30,700	9.1	57.11	—
Exercised	(287,975)	—	27.99	11,089
Cancelled or expired	(14,167)	—	40.43	—
Outstanding at April 30, 2016	126,633	5.8	$35.15	$4,773

Vested and expected to vest in the future at April 30, 2016	120,715	5.7	$34.97	$4,572
Exercisable at April 30, 2016	46,599	1.7	$26.72	$2,149

The aggregate intrinsic value in the previous table of the outstanding options on April 30, 2016 represents the total pre-tax intrinsic value (the excess, if any, of the Company’s closing stock price on the last trading day of fiscal 2016 over the exercise price, multiplied by the number of in-the-money options) of the shares of the Company’s common stock that would have been received by the option holders had all option holders exercised their options on April 30, 2016. This amount changes based upon the fair market value of the Company’s common stock.  The total fair value of options vested for the fiscal years ended April 30, 2016, 2015 and 2014 was $0.7 million, $0.7 million and $0.7 million, respectively.

As of April 30, 2016, there was $0.6 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s stock-based compensation plans. This expense is expected to be recognized over a weighted-average period of 1.7 years.

Cash received from option exercises for the fiscal years ended April 30, 2016, 2015 and 2014, was an aggregate of $8.1 million, $14.3 million and $14.7 million, respectively.  The actual tax benefit realized for the tax deduction from option exercises of stock option awards totaled $4.3 million, $2.8 million and $2.0 million for the fiscal years ended April 30, 2016, 2015 and 2014, respectively.

The following table summarizes information about stock options outstanding at April 30, 2016 (remaining lives in years and exercise prices are weighted-averages):

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
OPTION PRICE		REMAINING	EXERCISE		EXERCISE
PER SHARE	OPTIONS	LIFE	PRICE	OPTIONS	PRICE
$22.77-$23.96	27,900	2.2	$23.32	27,900	$23.32
$29.92-$34.11	57,766	5.8	30.52	18,633	31.79
$36.74-$36.74	14,867	7.1	36.74	66	36.74
$57.11-$57.11	26,100	9.1	57.11	—	—
	126,633			46,599
 Restricted Stock Unit Activity:

The Company’s RSUs granted to employees cliff-vest over a three-year period from date of grant, while RSUs granted to non-employee directors vest daily over a two-year period from date of grant.  Directors were granted service-based RSUs only, while employees were awarded both service-based and performance-based RSUs ("PBRSUs") in fiscal years 2016, 2015 and 2014.  The PBRSUs granted in fiscal 2016 are earned based on achievement of a number of goals pertaining to the Company’s operational and financial performance during the performance period of fiscal 2016.  Employees who satisfy the vesting criteria will receive a proportional amount of PBRSUs based upon the Compensation Committee’s assessment of the Company’s achievement of the performance criteria.

The following table contains a summary of the Company’s RSU activity for the fiscal years ended April 30, 2016, 2015 and 2014:

	PERFORMANCE-BASED RSUs	SERVICE-BASED RSUs	TOTAL RSUs	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Issued and outstanding, April 30, 2013	279,105	155,000	434,105	$17.96

Granted	75,600	44,092	119,692	$36.09
Cancelled due to non-achievement of performance goals	(23,384)	—	(23,384)	$17.62
Settled in common stock	(74,935)	(60,310)	(135,245)	$19.75
Forfeited	(20,591)	(15,407)	(35,998)	$23.12
Issued and outstanding, April 30, 2014	235,795	123,375	359,170	$22.79

Granted	79,500	40,100	119,600	$30.82
Cancelled due to non-achievement of performance goals	(16,218)	—	(16,218)	$36.18
Settled in common stock	(79,407)	(54,861)	(134,268)	$17.45
Forfeited	(8,726)	(4,764)	(13,490)	$27.78
Issued and outstanding, April 30, 2015	210,944	103,850	314,794	$27.15

Granted	48,201	22,349	70,550	$57.83
Cancelled due to non-achievement of performance goals	(19,657)	—	(19,657)	$29.92
Settled in common stock	(89,665)	(46,950)	(136,615)	$19.57
Forfeited	(9,056)	(3,537)	(12,593)	$40.99
Issued and outstanding, April 30, 2016	140,767	75,712	216,479	$40.88

As of April 30, 2016, there was $3.3 million of total unrecognized compensation expense related to unvested RSUs granted under the Company’s stock-based compensation plans.  This expense is expected to be recognized over a weighted-average period of 1.7 years.

For the fiscal years ended April 30, 2016, 2015 and 2014 stock-based compensation expense was allocated as follows:

(in thousands)	2016	2015	2014
Cost of sales and distribution	$608	$518	$505
Selling and marketing expenses	1,079	954	801
General and administrative expenses	1,922	2,025	1,989
Stock-based compensation expense, before income taxes	$3,609	$3,497	$3,295

Restricted Stock Tracking Units:

During fiscal 2016, the Board of Directors of the Company approved grants of 7,616 cash-settled performance-based restricted stock tracking units ("RSTUs") and 2,499 cash-settled service-based RSTUs for more junior level employees who previously received RSU grants under the Company’s shareholder approved plan.  Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of a share of the Company’s common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of a share of our common stock as of the payment date if they remain continuously employed with the Company until the units vest.  The RSTUs cliff-vest three years from the grant date.  Since the RSTUs will be settled in cash, the grant date fair value of these awards is recorded as a liability until the date of payment.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value. The Company recognized expense of $0.8 million, $0.4 million and $0.1 million related to RSTUs for the fiscal years ended April 30, 2016, 2015 and 2014, respectively. A liability for payment of the RSTUs is included in the Company's balance sheets in the amount of $1.2 million and $0.4 million as of April 30, 2016 and 2015, respectively.

Note H – Employee Benefit and Retirement Plans

Employee Stock Ownership Plan

In fiscal 1990, the Company instituted the American Woodmark Investment Savings Stock Ownership Plan. Effective January 1, 2016 the plan name was changed to the American Woodmark Corporation Retirement Savings Plan. Under this plan, all employees who are at least 18 years old and have been employed by the Company for at least six consecutive months are eligible to receive Company stock through a discretionary profit-sharing contribution and a 401(k) matching contribution based upon the employee's contribution to the plan.

Discretionary profit-sharing contributions ranging from 0-5%, based on predetermined net income levels of the Company, may be made annually in the form of Company stock. The Company recognized expenses for profit-sharing contributions of $2.9 million, $1.8 million and $0.8 million in fiscal years 2016, 2015 and 2014, respectively.

In fiscal 2013, as part of the realignment of its retirement plans, the Company increased the match on 401(k) contributions in the form of Company stock to 100% of an employee’s annual contribution to the plan up to 4% of annual compensation.  Effective May 1, 2015, matching contributions are made in cash by the Company. The expense for 401(k) matching contributions for this plan was $6.6 million, $5.6 million and $4.1 million, in fiscal years 2016, 2015 and 2014, respectively.

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

Included in accumulated other comprehensive loss at April 30, 2016 is $77.5 million ($47.3 million net of tax) related to net unrecognized actuarial losses that have not yet been recognized in net periodic pension benefit costs. The Company expects to recognize $1.8 million ($1.1 million net of tax) in net actuarial losses in net periodic pension benefit costs during fiscal 2017.   The Company uses an April 30 measurement date for its benefit plans.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s non-contributory defined benefit pension plans as of April 30:

	APRIL 30
(in thousands)	2016	2015
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$169,986	$144,142
Interest cost	7,014	6,466
Actuarial losses	1,921	24,168
Benefits paid	(4,825)	(4,790)
Projected benefit obligation at end of year	$174,096	$169,986

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$108,661	$102,599
Actual return on plan assets	(1,887)	6,583
Company contributions	5,016	4,269
Benefits paid	(4,825)	(4,790)
Fair value of plan assets at end of year	$106,965	$108,661

Funded status of the plans	$(67,131)	$(61,325)
Unrecognized net actuarial loss	77,514	66,975
Prepaid benefit cost	$10,383	$5,650

The accumulated benefit obligation for both pension plans was $174.1 million and $170.0 million at April 30, 2016 and 2015, respectively.

	PENSION BENEFITS
(in thousands)	2016	2015	2014

COMPONENTS OF NET PERIODIC PENSION BENEFIT COST
Interest cost	$7,014	$6,466	$6,203
Expected return on plan assets	(8,142)	(7,666)	(7,113)
Recognized net actuarial loss	1,412	865	1,129
Pension benefit cost	$284	$(335)	$219

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

Actuarial Assumptions:  The discount rate at April 30 was used to measure the year-end benefit obligations and the earnings effects for the subsequent year. Actuarial assumptions used to determine benefit obligations and earnings effects for the pension plans follow:

	FISCAL YEARS ENDED APRIL 30
	2016	2015

WEIGHTED-AVERAGE ASSUMPTIONS TO DETERMINE BENEFIT OBLIGATIONS
Discount rate	4.06%	4.19%

	FISCAL YEARS ENDED APRIL 30
	2016	2015	2014

WEIGHTED-AVERAGE ASSUMPTIONS TO DETERMINE NET PERIODIC PENSION BENEFIT COST
Discount rate	4.19%	4.56%	4.21%
Expected return on plan assets	7.5%	7.5%	7.5%

The Company bases the discount rate on a current yield curve developed from a portfolio of high-quality fixed-income investments with maturities consistent with the projected benefit payout period. The long-term rate of return on assets is determined based on consideration of historical and forward-looking returns and the current and expected asset allocation strategy.

Beginning with the April 30, 2016 measurement, the Company refined the method used to determine the service and interest cost components of its net periodic benefit cost. Previously, the cost was determined using a single weighted-average discount rate derived from the yield curve. Under the refined method, known as the spot rate approach, individual spot rates along the yield curve that correspond with the timing of each benefit payment will be used. The Company believes this change provides a more precise measurement of service and interest costs by improving the correlation between projected cash outflows and corresponding spot rates on the yield curve. Compared to the previous method, the spot rate approach will decrease the service and interest components of the benefit costs in fiscal 2017. There is no impact on the total benefit obligation. The Company will account for this change prospectively as a change in accounting estimate.

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

The Company expects to contribute $7.3 million to its pension plans in fiscal 2017.  The Company made contributions of $5.0 million and $4.3 million to its pension plans in fiscal 2016 and 2015, respectively.

Estimated Future Benefit Payments: The following benefit payments, which reflect expected future service, are expected to be paid:

FISCAL YEAR	BENEFIT PAYMENTS (in thousands)

2017	$5,547
2018	5,903
2019	6,334
2020	6,696
2021	7,147
Years 2022-2026	41,024

Plan Assets:  Pension assets by major category and the type of fair value measurement as of April 30, 2016 and 2015 are presented in the following tables:

FAIR VALUE MEASUREMENTS AT APRIL 30, 2016
(in thousands)	TOTAL	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Cash Equivalents	$10	$10	$—	$—
Equity Funds:
Mutual Fund Equity	61,338	61,338	—	—
Fixed Income Funds:
Mutual Fund Tax Income	27,681	27,681	—	—
Common and Collective Funds:[1]
Capital Preservation Fund	17,936	—	17,936	—
Total	$106,965	$89,029	$17,936	$—

FAIR VALUE MEASUREMENTS AT APRIL 30, 2015
(in thousands)	TOTAL	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Cash Equivalents	$8	$8	$—	$—
Equity Funds:
Mutual Fund Equity	62,533	62,533	—	—
Fixed Income Funds:
Mutual Fund Tax Income	28,408	28,408	—	—
Common Collective Funds:[1]
Capital Preservation Fund	17,712	—	17,712	—
Total	$108,661	$90,949	$17,712	$—

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

The Company’s pension plans’ weighted-average asset allocations at April 30, 2016 and 2015, by asset category, were as follows:

PLAN ASSET ALLOCATION
	2016	2016	2015
APRIL 30	TARGET	ACTUAL	ACTUAL

Equity Funds	50.0%	57.0%	58.0%
Fixed Income Funds	50.0%	43.0%	42.0%
Total	100.0%	100.0%	100.0%

Within the broad categories outlined in the preceding table, the Company has the following specific allocations as a percentage of total funds invested:  17% Capital Preservation, 26% Bond and 57% Equity.

Note I -- Income Taxes

Income tax expense was comprised of the following:

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2016	2015	2014

CURRENT EXPENSE
Federal	$18,239	$12,663	$4,825
State	3,195	1,890	406
Total current expense	21,434	14,553	5,231

DEFERRED EXPENSE
Federal	10,179	3,024	6,076
State	1,450	1,311	1,902
Total deferred expense	11,629	4,335	7,978
Total expense	33,063	18,888	13,209
Other comprehensive income (loss)	(4,110)	(9,510)	3,944
Total comprehensive income tax expense	$28,953	$9,378	$17,153

The Company's effective income tax rate varied from the federal statutory rate as follows:

	FISCAL YEARS ENDED APRIL 30
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Research and experimentation tax credit	—%	(2.3)%	—%
Meals and entertainment	0.3	0.5	0.8
Domestic production deduction	(2.5)	(2.4)	(1.8)
Other	(0.1)	0.1	0.7
Total	(2.3)%	(4.1)%	(0.3)%

Effective federal income tax rate	32.7%	30.9%	34.7%
State income taxes, net of federal tax effect	3.3	3.8	4.5
Effective income tax rate	36.0%	34.7%	39.2%

Included in the fiscal year 2015 effective income tax rate are research and experimentation tax credits for fiscal years 2011 through 2014. The research and experimentation tax credit for fiscal year 2016 is not estimated to be significant.

Income taxes paid were $24.5 million,  $13.3 million and $4.3 million for fiscal years 2016, 2015 and 2014, respectively.

The significant components of deferred tax assets and liabilities were as follows:

	APRIL 30
(in thousands)	2016	2015
Deferred tax assets:
Pension benefits	$24,930	$23,074
Accounts receivable	5,981	5,523
Product liability	1,141	1,031
Employee benefits	7,101	7,429
State tax credit carryforwards	4,867	—
Other	353	266
Gross deferred tax assets, before valuation allowance	44,373	37,323
Valuation allowance	(3,061)	—
Gross deferred tax assets, after valuation allowance	41,312	37,323

Deferred tax liabilities:
Inventory	440	451
Depreciation	8,298	3,485
	8,738	3,936

Net deferred tax asset	$32,574	$33,387

The Company has recorded a valuation allowance related to deferred tax assets for certain state investment tax credit (ITC) carryforwards. Deferred tax assets are reduced by a valuation allowance when, after considering all positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

The gross amount of state tax credit carryforwards related to state ITCs as of April 30, 2016 was $5.8 million. These credits expire in various years beginning in fiscal 2020. Net of the federal impact and related valuation allowance, the Company has recorded $1.8 million of deferred tax assets related to these credits. The Company accounts for ITCs under the deferral method, under which the tax benefit from the ITC is deferred and amortized into income tax expense over the book life of the related property. As of April 30, 2016, a deferred credit balance of $1.8 million is included in other liabilities on the balance sheet.

Note J -- Accounting for Uncertainty in Income Taxes

The Company accounts for its income tax uncertainties in accordance with ASC Topic 740, “Income Taxes.”  The Company had recorded a liability relating to uncertain tax positions for the years ended April 30, 2016 and 2015 of $30,000 and $0, respectively.

With minor exceptions, the Company is currently open to audit by tax authorities for tax years ending April 30, 2013 through April 30, 2016.  The Company is currently not under federal audit.

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible is not material as of April 30, 2016.

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

The following is a reconciliation of the Company’s warranty liability:

	APRIL 30
(in thousands)	2016	2015

PRODUCT WARRANTY RESERVE
Beginning balance	$2,643	$1,910
Accrual for warranties	16,279	14,738
Settlements	(15,996)	(14,005)
Ending balance at fiscal year end	$2,926	$2,643

Lease Agreements

The Company leases certain office buildings, manufacturing buildings, service centers and equipment. Total rental expenses under operating leases amounted to approximately $9.8 million, $8.8 million and $8.0 million, in fiscal years 2016, 2015 and 2014, respectively. Minimum rental commitments as of April 30, 2016, under noncancelable leases with terms in excess of one year are as follows:

FISCAL YEAR	OPERATING (in thousands)	CAPITAL (in thousands)
2017	$3,143	$1,781
2018	2,533	1,402
2019	2,330	1,008
2020	2,090	774
2021	559	666
2022 (and thereafter)	16	2,152
	$10,671	$7,783
Less amounts representing interest (2%)		(618)
Total obligations under capital leases		$7,165

Related Parties

During fiscal 1985, prior to becoming a publicly held corporation, the Company entered into an agreement with a partnership which includes certain former executive officers and current significant shareholders of the Company, including one current member of the Board of Directors of the Company, to lease the Company’s headquarters building which was constructed and is owned by the partnership. The Company has subsequently renewed this lease in accordance with Company policy and procedures which includes approval by the Board of Directors. In considering the renewal of this lease, the Company assesses the lease terms in relation to market terms for comparable properties. Based upon this review, the Company believes that the rent under the lease is in line with market rates that could be obtained at arm’s length from unaffiliated third parties. As of April 30, 2016, the Company is in the first year of the latest five-year renewal period, which expires in 2021. Under this agreement, rental expense was $0.5 million, $0.5 million and $0.5 million, in fiscal years 2016, 2015 and 2014, respectively. Rent due during the remaining term of the lease is approximately $2.5 million (included in the preceding table).

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

At April 30, 2016, the Company's two largest customers, Customers A and B, represented 12.4% and 21.0% of the Company's gross customer receivables, respectively. At April 30, 2015, Customers A and B represented 14.4% and 21.9% of the Company’s gross customer receivables, respectively.

 The following table summarizes the percentage of sales to the Company's two largest customers for the last three fiscal years:

	PERCENT OF ANNUAL GROSS SALES
	2016	2015	2014
Customer A	23.9%	26.5%	28.6%
Customer B	17.2%	18.6%	20.6%

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

The Company's financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable and short- and long-term debt on the Consolidated Balance Sheets approximate their fair value. The following table summarizes the fair value of assets that are recorded in the Company’s consolidated financial statements as of April 30, 2016 and 2015 at fair value on a recurring basis:

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2016
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS:
Money market funds	$30,490	$—	$—
Mutual funds	998	—	—
Certificates of deposit	47,500	—	—
Total assets at fair value	$78,988	$—	$—

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2015
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS:
Money market funds	$30,480	$—	$—
Mutual funds	1,048	—	—
Certificates of deposit	38,000	—	—
Total assets at fair value	$69,528	$—	$—

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

During fiscal years 2015 and 2014, the Company recognized total pre-tax restructuring charges for the 2012 Restructuring Plan of $(0.2) million and $(0.2) million, respectively.  The Company did not recognize any restructuring charges during fiscal year 2016.

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

Note O -- Quarterly Financial Data (Unaudited)

FISCAL 2016	07/31/15	10/31/2015	01/31/16	04/30/16
(in thousands, except per share amounts)
Net sales	$231,198	$256,292	$218,632	$240,923
Gross profit	50,173	56,052	44,598	48,871
Income before income taxes	23,721	28,533	18,683	20,849
Net income	15,158	18,180	12,013	13,372
Earnings per share
Basic	$0.94	$1.12	$0.74	$0.82
Diluted	$0.92	$1.10	$0.73	$0.81

FISCAL 2015	07/31/14	10/31/2014	01/31/15	04/30/15
(in thousands, except per share amounts)
Net sales	$211,917	$217,693	$188,963	$206,892
Gross profit	37,114	36,981	35,117	43,320
Income before income taxes	13,054	12,322	10,976	18,035
Net income	9,238	7,671	7,282	11,308
Earnings per share
Basic	$0.59	$0.49	$0.46	$0.71
Diluted	$0.59	$0.48	$0.45	$0.69

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Woodmark Corporation:

We have audited the accompanying consolidated balance sheets of American Woodmark Corporation and subsidiary (the Company), as of April 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended April 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of American Woodmark Corporation and subsidiary as of April 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three year period ended April 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
June 29, 2016

Management's Annual Report on Internal Control over Financial Reporting

Management has responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2016. In making its assessment, Management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Management concluded that based on its assessment, American Woodmark Corporation’s internal control over financial reporting was effective as of April 30, 2016. The Company’s internal control over financial reporting as of April 30, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in this Annual Report on Form 10-K.

/s/ S. CARY DUNSTON

S. Cary Dunston
President and Chief Executive Officer

/s/ M. SCOTT CULBRETH

M. Scott Culbreth
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm –
Internal Control over Financial Reporting

The Board of Directors and Shareholders of American Woodmark Corporation:

We have audited American Woodmark Corporation’s (the Company) internal control over financial reporting as of April 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American Woodmark Corporation maintained, in all material respects, effective internal control over financial reporting as of April 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Woodmark Corporation and subsidiary as of April 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2016 and our report dated June 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia
June 29, 2016

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Senior Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2016.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting.  Management has conducted an assessment of the Company’s internal control over financial reporting as of April 30, 2016.  Management’s report regarding that assessment is included with the Consolidated Financial Statements included in this report under Item 8, “Financial Statements and Supplementary Data,” and is incorporated in this Item by reference.

Report of Registered Public Accounting Firm.  The Company’s independent registered public accounting firm, KPMG LLP (KPMG), audited the Consolidated Financial Statements included in this report and has issued an audit report on the effectiveness of the Company’s internal control over financial reporting.  KPMG’s report is included with the Consolidated Financial Statements included in this report under Item 8, “Financial Statements and Supplementary Data,” and is incorporated in this Item by reference.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K:

(1)the information concerning the Company’s directors is set forth under the caption “Information Regarding Nominees” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on August 25, 2016 (“Proxy Statement”) and is incorporated in this Item by reference;

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

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K, the information set forth under the captions “Security Ownership” and "Equity Compensation Plan Information" in the Proxy Statement is incorporated in this Item by reference.

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
The following consolidated financial statements of American Woodmark Corporation are incorporated by reference to Item 8 of this report:
Consolidated Balance Sheets as of April 30, 2016 and 2015
Consolidated Statements of Income – for each year of the three-year period ended April 30, 2016.
Consolidated Statements of Comprehensive Income – for each year of the three-year period ended April 30, 2016.
Consolidated Statements of Shareholders’ Equity – for each year of the three-year period ended April 30, 2016.
Consolidated Statements of Cash Flows – for each year of the three-year period ended April 30, 2016.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.
Management’s Annual Report on Internal Control over Financial Reporting.
Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting.

(a)2.	Financial Statement Schedules
The following financial statement schedule is filed as a part of this Form 10-K:
Schedule II – Valuation of Qualifying Accounts for each year of the three-year period ended April 30, 2016.
Schedules other than the one listed above are omitted either because they are not required or are inapplicable.

(a)3.	Exhibits

3.1
Articles of Incorporation as amended effective September 10, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended July 31, 2004; Commission File No. 000-14798).

3.2	Bylaws - as amended and restated November 4, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed on November 9, 2015; Commission File No. 000-14798).

4.1	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2).

4.2	Amended and Restated Stockholders' Agreement (incorporated by reference to Exhibit 4.2 to the Registrant's Form S-1 for the fiscal year ended April 30, 1986; Commission File No. 33-6245).

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

10.1 (l)
Second Amendment to Loan Agreement, dated as of April 23, 2013, by and between the Company and Maryland Economic Development Corporation (incorporated by reference to Exhibit 10.1(k) to the Registrant’s Form 10-K for the fiscal year ended April 30, 2013; Commission File No. 000-14798).

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

10.7(e)
2015 Non-Employee Directors Restricted Stock Unit Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A as filed on June 30, 2015; Commission File No. 000-14798).

10.8 (a)
Form of Grant Letter used in connection with awards of stock options granted under the Company’s Second Amended and Restated 2004 Stock Incentive Plan for Employees (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K as filed on June 5, 2013; Commission File No. 000-14798).*

10.8 (b)
Form of Grant Letter used in connection with awards of service-based restricted stock units granted under the Company’s Second Amended and Restated 2004 Stock Incentive Plan for Employees (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K as filed on June 5, 2013; Commission File No. 000-14798).*

10.8 (c)
Form of Grant Letter used in connection with awards of performance-based restricted stock units granted under the Company’s Second Amended and Restated 2004 Stock Incentive Plan for Employees (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K as filed on June 5, 2013; Commission File No. 000-14798).*

10.8 (d)
Form of Grant Letter used in connection with restricted stock unit awards granted under the Company's Second Amended and Restated 2004 Stock Incentive Plan for Employees (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on June 10, 2016; Commission File No. 000-14798).*

10.8 (e)
Form of Grant Letter used in connection with awards of service-based restricted stock units granted under the Company’s 2011 Non-Employee Directors Equity Ownership Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended October 31, 2011; Commission File No. 000-14798).*

10.8 (f)	Employment Agreement for Mr. M. Scott Culbreth (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on August 27, 2014; Commission File No. 000-14798).*

10.8 (g)	Employment Agreement for Mr. R. Perry Campbell (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K as filed on August 27, 2014; Commission File No. 000-14798).*

10.8(h)	Employment Agreement for Mr. S. Cary Dunston (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on August 31, 2015; Commission File No. 000-14798).*

10.8(i)	Letter of Understanding for Mr. Kent Guichard (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K as filed on August 31, 2015; Commission File No. 000-14798).*

10.8(j)	Employment Agreement for Mr. Robert Adams (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K as filed on August 31, 2015; Commission File No. 000-14798).*

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

32.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished Herewith).

101
Interactive Data File for the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (Filed Herewith).

*Management contract or compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts

AMERICAN WOODMARK CORPORATION
(In Thousands)

Description (a)	Balance at Beginning of Year	Additions (Reductions) Charged to Cost and Expenses		Other	Deductions		Balance at End of Year

Year ended April 30, 2016:

Allowance for doubtful accounts	$173	$108		$—	$(110)	(b)	$171

Reserve for cash discounts	$746	$9,570	(c)	$—	$(9,489)	(d)	$827

Reserve for sales returns and allowances	$1,594	$7,833	(c)	$—	$(7,645)		$1,782

Year ended April 30, 2015:

Allowance for doubtful accounts	$102	$184		$—	$(113)	(b)	$173

Reserve for cash discounts	$727	$8,859	(c)	$—	$(8,840)	(d)	$746

Reserve for sales returns and allowances	$1,639	$7,326	(c)	$—	$(7,371)		$1,594

Year ended April 30, 2014:

Allowance for doubtful accounts	$148	$31		$—	$(77)	(b)	$102

Reserve for cash discounts	$669	$8,529	(c)	$—	$(8,471)	(d)	$727

Reserve for sales returns and allowances	$1,536	$7,245	(c)	$—	$(7,142)		$1,639

(a)	All reserves relate to accounts receivable.

(b)	Principally write-offs, net of collections.

(c)	Reduction of gross sales.

(d)	Cash discounts granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Woodmark Corporation
(Registrant)

June 29, 2016	/s/ S. CARY DUNSTON
S. Cary Dunston President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 29, 2016	/s/ S. CARY DUNSTON	June 29, 2016	/s/ M. SCOTT CULBRETH
	S. Cary Dunston President and Chief Executive Officer (Principal Executive Officer) Director		M. Scott Culbreth Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

June 29, 2016	/s/ KENT B. GUICHARD	June 29, 2016	/s/ WILLIAM F. BRANDT, JR.
	Kent B. Guichard Chairman of the Board Director		William F. Brandt, Jr. Director

June 29, 2016	/s/ ANDREW B. COGAN	June 29, 2016	/s/ MARTHA M. DALLY
	Andrew B. Cogan Director		Martha M. Dally Director

June 29, 2016	/s/ JAMES G. DAVIS, JR.	June 29, 2016	/s/ DANIEL T. HENDRIX
	James G. Davis, Jr. Director		Daniel T. Hendrix Director

June 29, 2016	/s/ CAROL B. MOERDYK	June 29, 2016	/s/ DAVID W. MOON
	Carol B. Moerdyk Director		David W. Moon Director

June 29, 2016	/s/ VANCE W. TANG
Vance W. Tang Director

In accordance with Securities and Exchange Commission requirements, the Company will furnish copies of all exhibits to its Form 10-K not contained herein upon receipt of a written request and payment of $0.10 per page to:

Mr. Kevin Dunnigan
Assistant Treasurer
American Woodmark Corporation
P.O. Box 1980
Winchester, Virginia 22604-8090