Form 10-Q
period 2016-07-31
AMERICAN WOODMARK CORP
filed 2016-08-30
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 31, 2016

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-14798

American Woodmark Corporation
(Exact name of registrant as specified in its charter)

Virginia		54-1138147
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3102 Shawnee Drive, Winchester, Virginia		22601
(Address of principal executive offices)		(Zip Code)

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

Large accelerated filer [X]	Accelerated filer []
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ___  No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 29, 2016,  16,305,945  shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	July 31, 2016	April 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$162,563	$174,463
Investments - certificates of deposit	56,750	25,750
Customer receivables, net	57,580	55,813
Inventories	39,954	39,319
Prepaid expenses and other	5,726	6,864
Total Current Assets	322,573	302,209

Property, plant and equipment, net	100,354	99,332
Investments - certificates of deposit	22,250	18,250
Promotional displays, net	5,857	5,377
Deferred income taxes	30,431	32,574
Other assets	8,781	8,618
TOTAL ASSETS	$490,246	$466,360

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$38,921	$35,011
Current maturities of long-term debt	1,597	1,574
Accrued compensation and related expenses	28,125	35,389
Accrued marketing expenses	9,122	8,075
Income taxes payable	7,198	—
Other accrued expenses	11,816	12,264
Total Current Liabilities	96,779	92,313

Long-term debt, less current maturities	22,773	22,145
Defined benefit pension liabilities	65,530	67,131
Other long-term liabilities	3,468	4,010

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at July 31, 2016: 16,311,445;
at April 30, 2016: 16,244,041	166,802	163,290
Retained earnings	181,909	164,756
Accumulated other comprehensive loss -
Defined benefit pension plans	(47,015)	(47,285)
Total Shareholders' Equity	301,696	280,761
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$490,246	$466,360

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	July 31,
	2016	2015

Net sales	$258,150	$231,198
Cost of sales and distribution	198,833	181,025
Gross Profit	59,317	50,173

Selling and marketing expenses	16,463	15,719
General and administrative expenses	10,932	10,731
Operating Income	31,922	23,723

Interest expense	159	54
Other income	(197)	(52)
Income Before Income Taxes	31,960	23,721

Income tax expense	10,299	8,563

Net Income	$21,661	$15,158

Net Earnings Per Share

Weighted Average Shares Outstanding
Basic	16,264,380	16,180,860
Diluted	16,380,983	16,421,230

Net earnings per share
Basic	$1.33	$0.94
Diluted	$1.32	$0.92

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2016	2015

Net income	$21,661	$15,158

Other comprehensive income, net of tax:
Change in pension benefits, net of deferred tax benefit of $(173) and $(138), respectively	270	216

Total Comprehensive Income	$21,931	$15,374

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$21,661	$15,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,497	3,558
Net loss on disposal of property, plant and equipment	136	9
Stock-based compensation expense	846	963
Deferred income taxes	1,896	1,388
Pension contributions in excess of expense	(1,159)	(723)
Tax benefit from stock-based compensation	—	(2,297)
Contributions of employer stock to employee benefit plan	2,926	1,761
Other non-cash items	(152)	(273)
Changes in operating assets and liabilities:
Customer receivables	(1,907)	(7,141)
Inventories	(720)	(1,043)
Prepaid expenses and other assets	617	428
Accounts payable	3,910	543
Accrued compensation and related expenses	(7,264)	(2,948)
Income taxes payable	7,198	5,701
Other accrued expenses	462	2,571
Net Cash Provided by Operating Activities	32,947	17,655

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(4,227)	(11,133)
Proceeds from sales of property, plant and equipment	9	82
Purchases of certificates of deposit	(42,500)	(8,000)
Maturities of certificates of deposit	7,500	5,750
Investment in promotional displays	(1,353)	(1,994)
Net Cash Used by Investing Activities	(40,571)	(15,295)

FINANCING ACTIVITIES
Payments of long-term debt	(426)	(370)
Proceeds from long-term debt	750	—
Proceeds from issuance of common stock	2,020	3,556
Repurchase of common stock	(5,100)	(1,768)
Notes receivable, net	167	42
Withholding of employee taxes related to stock-based compensation	(1,687)	(2,638)
Tax benefit from stock-based compensation	—	2,297
Net Cash (Used) Provided by Financing Activities	(4,276)	1,119

Net (Decrease) Increase in Cash and Cash Equivalents	(11,900)	3,479

Cash and Cash Equivalents, Beginning of Period	174,463	149,541

Cash and Cash Equivalents, End of Period	$162,563	$153,020

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2017.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2016 filed with the U.S. Securities and Exchange Commission (“SEC”).

Note B--New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” ASU 2015-14 defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period. The Company is currently assessing the impact ASU 2014-09 and ASU 2015-14 will have on its financial position and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, ASU 2016-02 requires lessees to recognize most leases on-balance sheet, which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes “Topic 840 - Leases.” ASU 2016-02 is effective for public companies for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting.” ASU 2016-09 is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public companies. The Company early adopted this standard as of May 1, 2016. As a result, during the first quarter it recognized the excess tax benefit of $0.9 million as income tax expense on the condensed consolidated statements of income (adopted prospectively). The adoption did not impact the existing classification of the awards. Excess tax benefits from stock based compensation is now classified in net income in the statement of cash flows instead of being separately stated in financing activities for the three months ended July 31, 2016 (adopted prospectively). Additionally, the Company reclassified $2.6 million of employee withholding taxes paid from operating activities into financing activities in the statement of cash flows for the three months ended July 31, 2015, as required by ASU 2016-09 (adopted retrospectively). The adoption of the standard resulted in an increase of $0.06 in basic and diluted earnings per common share for the three months ended July 31, 2016. Following the adoption of the new standard, the Company elected to continue estimating the number of awards expected to be forfeited and adjust its estimate on an ongoing basis.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The Company retrospectively adopted this standard on April 30, 2016, which resulted in the reclassification of approximately $0.3 million of debt issuance costs from other assets to long-term debt as of April 30, 2016. Adoption of the new guidance did not impact the Company's shareholder's equity, results of operations or statements of cash flows.

Note C--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended
	July 31,
(in thousands, except per share amounts)	2016	2015
Numerator used in basic and diluted net earnings
per common share:
Net income	$21,661	$15,158
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	16,264	16,181
Effect of dilutive securities:
Stock options and restricted stock units	117	240
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	16,381	16,421
Net earnings per share
Basic	$1.33	$0.94
Diluted	$1.32	$0.92

The Company repurchased a total of 72,400 and 30,555 shares of its common stock during the three-month periods ended July 31, 2016 and 2015, respectively. There were no potentially dilutive securities for the three-month periods ended July 31, 2016 and 2015, which were excluded from the calculation of net earnings per share.

Note D--Stock-Based Compensation

The Company has various stock-based compensation plans.  During the three-months ended July 31, 2016, the Board of Directors of the Company approved grants of service-based restricted stock units (“RSUs”) and performance-based RSUs to key employees.  The employee performance-based RSUs totaled 36,058 units and the employee service-based RSUs totaled 19,442 units. The performance-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if they remain continuously employed with the Company until the units vest.  All of the Company’s RSUs granted to employees cliff-vest three years from the grant date.

For the three-month periods ended July 31, 2016 and 2015, stock-based compensation expense was allocated as follows:

	Three Months Ended July 31,
(in thousands)	2016	2015
Cost of sales and distribution	$154	$158
Selling and marketing expenses	257	280
General and administrative expenses	435	525
Stock-based compensation expense	$846	$963

During the three months ended July 31, 2016, the Board of Directors of the Company also approved grants of 5,136 cash-settled performance-based restricted stock tracking units ("RSTUs") and 2,804 cash-settled service-based RSTUs for more junior level employees.  Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of a share of the Company's common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of a share of the Company's common stock as of the payment date if they remain continuously employed with the Company until the units vest.  All of the RSTUs cliff-vest three years from the grant date.  Since the RSTUs will be settled in cash, the grant date fair value of these awards is recorded as a liability until the date of payment.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value.  The Company recognized expense of $51 thousand and $281 thousand for the three-month periods ended July 31, 2016 and 2015, respectively, related to RSTUs. A liability for payment of the RSTUs is included in the Company's balance sheets in the amount of $745 thousand and $1.2 million as of July 31, 2016 and April 30, 2016, respectively.

Note E--Customer Receivables

The components of customer receivables were:

	July 31,	April 30,
(in thousands)	2016	2016
Gross customer receivables	$60,500	$58,593
Less:
Allowance for doubtful accounts	(210)	(171)
Allowance for returns and discounts	(2,710)	(2,609)

Net customer receivables	$57,580	$55,813

Note F--Inventories

The components of inventories were:

	July 31,	April 30,
(in thousands)	2016	2016
Raw materials	$18,138	$17,634
Work-in-process	18,834	18,414
Finished goods	17,186	17,475

Total FIFO inventories	54,158	53,523

Reserve to adjust inventories to LIFO value	(14,204)	(14,204)

Total LIFO inventories	$39,954	$39,319

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

The following is a reconciliation of the Company’s warranty liability, which is included in other accrued expenses on the balance sheet:

	Three Months Ended
	July 31,
(in thousands)	2016	2015
Beginning balance at May 1	$2,926	$2,643
Accrual	4,420	3,756
Settlements	(4,334)	(3,522)

Ending balance at July 31	$3,012	$2,877

Note H--Cash Flow

Supplemental disclosures of cash flow information:

	Three Months Ended
	July 31,
(in thousands)	2016	2015
Cash paid during the period for:
Interest	$144	$121
Income taxes	$357	$1,622

Note I--Pension Benefits

Effective April 30, 2012, the Company froze all future benefit accruals under the Company’s hourly and salary defined-benefit pension plans.

Net periodic pension (benefit) cost consisted of the following for the three-month periods ended July 31, 2016 and 2015:

	Three Months Ended
	July 31,
(in thousands)	2016	2015
Interest cost	$1,443	$1,754
Expected return on plan assets	(2,020)	(2,036)
Recognized net actuarial loss	443	353

Net periodic pension (benefit) cost	$(134)	$71

The Company expects to contribute $27.3 million to its pension plans in fiscal 2017, which represents both required and discretionary funding. On August 25, 2016, the Board of Directors of the Company approved up to $20 million of discretionary funding which is included in the total expected contributions for the year. As of July 31, 2016, $1.0 million of contributions had been made.  The Company made contributions of $5.0 million to its pension plans in fiscal 2016.

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

The following table summarizes the fair values of assets that are recorded in the Company’s unaudited condensed consolidated financial statements as of July 31, 2016 and April 30, 2016 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of July 31, 2016
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$50,002	$—	$—
Mutual funds	1,030	—	—
Certificates of deposit	79,250	—	—
Total assets at fair value	$130,282	$—	$—

	As of April 30, 2016
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$30,490	$—	$—
Mutual funds	998	—	—
Certificates of deposit	47,500	—	—
Total assets at fair value	$78,988	$—	$—

Note K--Loans Payable and Long-Term Debt

The Company's outstanding indebtedness and other obligations to Wells Fargo are unsecured. Under the terms of its revolving credit facility, the Company must (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.5 to 1.0 measured on a rolling four-quarter basis; and (3) comply with other customary affirmative and negative covenants.  The Company was in compliance with all covenants specified in the credit facility as of July 31, 2016, including as follows: (1) the Company’s ratio of total liabilities to tangible net worth at July 31, 2016 was 0.6 to 1.0; and (2) the Company's ratio of cash flow to fixed charges for its most recent four quarters was 4.3 to 1.0.

Note L--Income Taxes

The Company’s effective income tax rate for the three month period ended July 31, 2016 was 32.2%, compared with 36.1% in the comparable period of the prior fiscal year.  The effective tax rate in fiscal 2017 was favorably impacted by a $0.9 million tax benefit related to the early adoption of ASU 2016-09, the new accounting guidance relating to stock-based compensation, an adjustment to the pension deferred tax asset balance, and more favorable permanent tax differences.

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims that were deemed to be either probable or reasonably possible was not material as of July 31, 2016.

Item 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes, both of which are included in Part I, Item 1 of this report.  The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

 Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts.  These statements may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  In most cases, the reader can identify forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “would,” “plan,” “may,” “intend,” “estimate,” “prospect,” “goal,” “will,” “predict,” “potential” or other similar words.  Forward-looking statements contained in this report, including elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements.  In addition, the Company participates in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings or deterioration in financial condition.  Factors that could cause actual results to differ materially from those in forward-looking statements made in this report include but are not limited to:

•
general economic or business conditions and instability in the financial and credit markets, including their potential impact on the Company's (i) sales and operating costs and access to financing, and (ii) customers and suppliers and their ability to obtain financing or generate the cash necessary to conduct their respective businesses;

•	the volatility in mortgage rates and unemployment rates;

•	slower growth in personal income and residential investment;

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

•	the need to respond to price or product initiatives launched by a competitor;

•	the ability to retain and motivate Company employees;

•	the Company’s ability to successfully implement initiatives related to increasing market share, new products, maintaining and increasing its sales force and new product displays; and

•	sales growth at a rate that outpaces the Company’s ability to install new manufacturing capacity or a sales decline that requires reduction or realignment of the Company’s manufacturing capacity.

Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report, including elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and also in the Company's most recent Annual Report on Form 10-K for the fiscal year ended April 30, 2016, filed with the SEC, including under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A, "Risk Factors," and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."  While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a material adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent dealers and distributors.  At July 31, 2016, the Company operated 9 manufacturing facilities and 7 service centers across the country.

The three-month period ended July 31, 2016 was the Company’s first quarter of its fiscal year that ends on April 30, 2017 (“fiscal 2017”).  During the first quarter of fiscal 2017, the Company continued to experience improving market conditions from the housing market downturn that began in 2007.

The Company’s remodeling-based business was impacted by the following trends during the first quarter of the Company’s fiscal 2017:

•
Residential investment as a percentage of gross domestic product as tracked by the U.S. Department of Commerce for the second calendar quarter of 2016 improved to 3.6% from 3.2% for the same period in the prior year;

•
The median price per existing home sold improved from the same period one year ago by 4.9% according to data provided by the National Association of Realtors, and existing home sales rose 4.2% during the second calendar quarter of 2016 compared to the same period in the prior year;

•	The unemployment rate improved to 4.9% as of July 2016 compared to 5.3% as of July 2015 according to data provided by the U.S. Department of Labor;

•
Mortgage interest rates remained low with a thirty-year fixed mortgage rate of approximately 3.44% in July 2016, a decrease of approximately 61 basis points compared to the same period in the prior year; and

•	Consumer sentiment as tracked by Thomson Reuters/University of Michigan declined from 93.1 in July 2015 to 90.0 in July 2016.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, housing affordability and sales reported by the Kitchen Cabinet Manufacturers Association (“KCMA”), a trade organization which issues the aggregate sales that have been reported by its members including the largest cabinet manufacturers in the United States.  Based on the totality of factors listed above, the Company believes that the cabinet remodeling market increased in the mid single digits during the first quarter of fiscal 2017.

The Company’s largest remodeling customers and competitors continued to utilize sales promotions in the Company’s product category to boost sales.  These promotions consisted of free products and/or cash discounts to consumers based upon the amount or type of cabinets they purchased.  The Company strives to maintain its promotional levels in line with market activity, with a goal of remaining competitive.  The Company experienced promotional levels during the first quarter of fiscal 2017 that were higher than those experienced in the same period of the prior year but were lower than market activity.

The Company’s remodeling sales increased 3% during the first quarter of fiscal 2017 compared with the same prior-year period.  Our Waypoint brand, which serves the dealer channel, represented approximately 10% of our overall sales and grew by approximately 13% during the first quarter when compared to the comparable prior-year period. Management believes that the Company has improved market share within the dealer channel while it has lost some share within big box retailers.  The Company believes the share loss within the big box retailers is due to competitive promotional activity.

Regarding new construction markets, the Company believes that fluctuations in single-family housing starts are the best indicator of cabinet activity.  Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts rose by approximately 9% during the first quarter of the Company’s fiscal 2017 over the comparable prior year period.

Sales in the new construction channel increased by 19% in the first quarter when compared with the same period of fiscal 2016. The Company believes it continued to over index the market due to share penetration with our builder partners and the health of the markets where we concentrate our business.

The Company’s total net sales rose by 12% during the first quarter which management believes was driven primarily by a rise in the overall market activity.

As of July 31, 2016, the Company had total net deferred tax assets of $30.4 million, down from $32.6 million at April 30, 2016.  The Company regularly considers the need for a valuation allowance against its deferred tax assets. Deferred tax assets are reduced by a valuation allowance when, after considering all positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  The Company has recorded a valuation allowance related to deferred tax assets for certain state investment tax credit (“ITC”) carryforwards. These credits expire in various years beginning in fiscal 2020.  The Company believes based on positive evidence of the housing industry improvement along with four consecutive years of profitability that the Company will more likely than not realize all other remaining deferred tax assets.

The Company earned net income of $21.7 million for the first quarter of fiscal 2017, compared with $15.2 million in the first quarter of its prior fiscal year.

Results of Operations

	Three Months Ended
	July 31,
(in thousands)	2016	2015	Percent Change

Net sales	$258,150	$231,198	12%
Gross profit	59,317	50,173	18
Selling and marketing expenses	16,463	15,719	5
General and administrative expenses	10,932	10,731	2

Net Sales. For the first three months of fiscal 2017, net sales were $258.2 million, reflecting a 12% increase compared with the same period of fiscal 2016. Overall unit volume for the three-month period ended July 31, 2016 improved by 10% while average revenue per unit increased 1% during the three-month period ended July 31, 2016, driven by improvements in the Company’s sales mix.

Gross Profit.  Gross profit margin for the first quarter of fiscal 2017 was 23.0%, compared with 21.7% for the same period of fiscal 2016.  Gross profit in the first quarter of fiscal 2017 was favorably impacted by higher sales volume, product mix, lower labor benefit cost, and improved operating efficiency as we generated favorable leverage on our fixed and semi-fixed overhead costs due to additional volume.

Selling and Marketing Expenses.  Selling and marketing expenses were 6.4% of net sales in the first quarter of fiscal 2017, compared with 6.8% of net sales for the same period in fiscal 2016.  The decrease in selling and marketing expenses as a percentage of net sales during the first three months of fiscal 2017 is due to favorable leverage through expense management and lower display costs.

General and Administrative Expenses.  General and administrative expenses were 4.2% of net sales in the first quarter of fiscal 2017, compared with 4.6% of net sales in the first quarter of fiscal 2016. The decrease in general and administrative expenses as a percentage of net sales during the first quarter of fiscal 2017 is due to favorable leverage from increased sales and ongoing expense control.

Effective Income Tax Rates.  The Company’s effective income tax rate for the three-month period ended July 31, 2016 was 32.2%, compared with 36.1% in the comparable period of the prior fiscal year.  The effective tax rate in fiscal 2017 was favorably impacted by a $0.9 million tax benefit related to the early adoption of ASU 2016-09, the new accounting guidance related to stock-based compensation, an adjustment to the pension deferred tax asset balance, and more favorable permanent tax difference.

Outlook.  The Company believes that the average price of existing home sales will continue to increase driven by growth in both employment and growth in new household formation.  In this environment, the Company expects the cabinet remodeling market will show modest improvement during the remainder of fiscal 2017 but overall activity will continue to be below historical averages.  Within the cabinet remodeling market, the Company expects independent dealers to outperform other channels of distribution primarily due to their more affluent customer base.  As a result, the Company expects its remodeling sales for the remainder of fiscal 2017 to exceed the market rate.  The Company expects to regain its market share in the home center channel with a competitive promotional strategy that restores market parity and to increase share in the dealer channel.

The Company expects that single-family housing starts and in turn, new construction cabinet sales, will grow approximately 10% during the remainder of its fiscal year 2017, and that the Company’s new construction sales growth will continue to exceed this level for the remainder of its current fiscal year, but by a lesser rate than fiscal 2016, as comparable prior year sales levels become more challenging.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents totaled $162.6 million at July 31, 2016, representing an $11.9 million decrease from its April 30, 2016 levels.  At July 31, 2016, total long-term debt (including current maturities) was $24.7 million, an increase of $0.7 million from its balance at April 30, 2016.  The Company’s ratio of long-term debt to total capital was 7.0% at July 31, 2016, compared with 7.3% at April 30, 2016.

The Company’s main sources of liquidity are its existing cash and cash equivalents on hand and cash generated from its operating activities. The Company can borrow up to $35 million under its revolving credit facility with Wells Fargo Bank, N.A. (Wells Fargo).  At July 31, 2016, $10 million of loans and $4.3 million of letters of credit were outstanding under the facility, and the Company had additional borrowing base availability of $25.0 million.

The Company's outstanding indebtedness and other obligations to Wells Fargo are unsecured. Under the terms of its revolving credit facility, the Company must: (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.5 to 1.0 measured on a rolling four-quarter basis; and (3) comply with other customary affirmative and negative covenants.  The Company was in compliance with all covenants specified in the credit facility as of July 31, 2016, including as follows: (1) the Company’s ratio of total liabilities to tangible net worth at July 31, 2016 was 0.6 to 1.0; and (2) cash flow to fixed charges for its most recent four quarters was 4.3 to 1.0.

The revolving credit facility does not limit the Company’s ability to pay dividends or repurchase its common shares as long as the Company is in compliance with these covenants.

Cash provided by operating activities in the first three months of fiscal 2017 was $32.9 million, compared with $17.7 million in the comparable period of fiscal 2016.  The increase in cash generated by operating activities was driven primarily by higher operating profitability and lower increases in customer receivables.

The Company’s investing activities primarily consist of purchase and maturities of certificates of deposit, investment in property, plant and equipment and promotional displays.  Net cash used for investing activities was $40.6 million in the first three months of fiscal 2017, compared with $15.3 million in the comparable period of fiscal 2016. The increase in cash used was driven by a $32.8 million increase in investment in certificates of deposit, offset by a $6.9 million decrease in outflows for investment in property, plant and equipment.

During the first three months of fiscal 2017, net cash used by financing activities was $4.3 million, compared with net cash provided of $1.1 million in the comparable period of the prior fiscal year.  The decrease was driven by the Company’s receipt of $2.0 million during the current fiscal year from employees’ exercise of stock options compared to $3.6 million in the same period of the prior year, as well as stock repurchases of $5.1 million during the first three months of fiscal 2017 compared to $1.8 million in the same period of the prior year.

On November 20, 2014, the Board of Directors of the Company authorized repurchases of up to $25 million of the Company's common shares. On November 19, 2015, the Board of Directors of the Company authorized an additional stock repurchase program of up to $20 million of the Company's common shares. This authorization is in addition to the stock repurchase program authorized on November 20, 2014. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Company’s revolving credit facility, and other factors management deems relevant. At July 31, 2016, $23.3 million remained authorized by the Company’s Board of Directors to repurchase the Company’s common shares. The Company purchased a total of 72,400 common shares, for an aggregate purchase price of $5.1 million, during the first three months of fiscal 2017, under the authorizations. The Company continues to evaluate its cash on hand and prospects for future cash generation, and compare these against its plans for future capital expenditures. Although the evaluation of its future capital expenditures is ongoing, the Company expects that it will make repurchases of its common shares from time to time during the remainder of the fiscal year, subject to the Company’s financial condition, capital requirements, results of operations and any other factors then deemed relevant. See Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" for further information on share repurchases.

On August 25, 2016, the Board of Directors of the Company approved up to $20 million of discretionary funding to reduce its defined benefit pension liabilities.

Cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations and fund capital expenditures for the remainder of fiscal 2017.

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

Critical Accounting Policies

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no significant changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Since the end of the fiscal year ended April 30, 2016, the Company has had no material exposure to changes in interest rates for its debt agreements.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 31, 2016.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.  In addition, there has been no change in the Company's internal control over financial reporting that occurred during the quarter ended July 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the Company’s business.  The Company is not party to any material litigation that does not constitute ordinary, routine litigation incidental to its business.

Item 1A. Risk Factors

Risk factors that may affect the Company’s business, results of operations and financial condition are described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2016 and there have been no material changes from the risk factors disclosed.  Additional risks are discussed elsewhere in this report, including in

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Forward-Looking Statements” and “Outlook.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details share repurchases made by the Company during the first quarter of fiscal 2017:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (000)
	(1)	Per Share	Programs	(1)
May 1 - 31, 2016	21,800	$74.38	21,800	$26,785
June 1 - 30, 2016	30,100	$65.61	30,100	$34,811
July 1 - 31, 2016	20,500	$73.36	20,500	$23,307
Quarter ended July 31, 2016	72,400	$70.45	72,400	$23,307

(1) On November 20, 2014, the Board of Directors of the Company authorized a repurchase of up to $25 million of the Company's common shares. On November 19, 2015, the Board of Directors of the Company authorized an additional stock repurchase program of up to $20 million of the Company's common shares. This authorization is in addition to the stock repurchase program authorized on November 20, 2014. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Company's revolving credit facility, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management expects to fund share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. In the first quarter of fiscal 2017, the Company repurchased 72,400 common shares for an aggregate purchase price of $5.1 million, under the authorization, pursuant to a repurchase plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. At July 31, 2016, $23.3 million remained authorized by the Company's Board of Directors to repurchase the Company's common shares.

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of American Woodmark Corporation held on August 25, 2016, the holders of 15,572,152 of the 16,294,171 shares of the Company's common stock outstanding voted on one or more matters either in person at the meeting or by duly executed and delivered proxies. The shareholders approved the four items outlined in the Company's Proxy Statement that was sent to shareholders and filed with the SEC in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

The following items were approved at the Company's Annual Meeting:

	Votes	Votes	Broker
	"FOR"	"WITHHELD"	"NON-VOTES"

1. Election of the Board of Directors:
Andrew B. Cogan	13,872,629	973,863	725,660
Martha M. Dally	14,687,831	158,661	725,660
James G. Davis, Jr.	14,073,677	772,815	725,660
S. Cary Dunston	14,695,251	151,241	725,660
Kent B. Guichard	14,610,024	236,468	725,660
Daniel T. Hendrix	14,045,695	800,797	725,660
Carol B. Moerdyk	14,693,088	153,404	725,660
David W. Moon	14,684,268	162,224	725,660
Vance W. Tang	14,688,714	157,778	725,660

	Votes	Votes	Votes	Broker
	"FOR"	"AGAINST"	"ABSTAINED"	"NON-VOTES"

2. Ratification of Selection of Independent Registered Public Accounting Firm	15,405,686	146,651	19,815	—
3. Approve the Company's 2016 Employee Stock Incentive Plan	14,602,495	215,645	28,352	725,660
4. Advisory Vote to Approve Executive Compensation	14,635,157	78,901	132,434	725,660

Bylaw amendment

Effective August 25, 2016, the Board of Directors of the Company approved an amendment to Article II, Section 2 of the Company's Bylaws. The amendment decreases the number of directors of the Company from ten to nine. The full text of the Bylaws of the Company, marked to show the change, is attached as Exhibit 3.1 to this report and is incorporated in response to this Item by reference thereto.

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

3.2	Bylaws – as amended and restated effective August 25, 2016 (Filed Herewith).

4.1	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2).

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

10.1	2016 Employee Stock Incentive Plan (incorporated by reference to Exhibit A to the Registrant's Definitive Proxy Statement on Schedule 14A as filed on June 29, 2016; Commission File No.000-14798).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished Herewith).

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/M. Scott Culbreth
M. Scott Culbreth
Senior Vice President and Chief Financial Officer

Date: August 30, 2016
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

3.2	Bylaws – as amended and restated effective August 25, 2016 (Filed Herewith).

4.1	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2).

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

10.1	2016 Employee Stock Incentive Plan (incorporated by reference to Exhibit A to the Registrant's Definitive Proxy Statement on Schedule 14A as filed on June 29, 2016; Commission File No.000-14798).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished Herewith).

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).