Form 10-Q
period 2016-10-31
AMERICAN WOODMARK CORP
filed 2016-12-01
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	October 31, 2016

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-14798

American Woodmark Corporation
(Exact name of registrant as specified in its charter)

Virginia		54-1138147
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3102 Shawnee Drive, Winchester, Virginia		22601
(Address of principal executive offices)		(Zip Code)

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

As of November 30, 2016,  16,250,589 shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	PAGE NUMBER

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets--October 31, 2016 and April 30, 2016	3

	Condensed Consolidated Statements of Income--Three months ended October 31, 2016 and 2015; Six months ended October 31, 2016 and 2015	4

	Condensed Consolidated Statements of Comprehensive Income--Three months ended October 31, 2016 and 2015; Six months ended October 31, 2016 and 2015	5

	Condensed Consolidated Statements of Cash Flows--Six months ended October 31, 2016 and 2015	6

	Notes to Condensed Consolidated Financial Statements--October 31, 2016	7-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6.	Exhibits	18

SIGNATURES		19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	October 31, 2016	April 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$155,644	$174,463
Investments - certificates of deposit	59,500	25,750
Customer receivables, net	68,334	55,813
Inventories	40,744	39,319
Prepaid expenses and other	8,669	6,864
Total Current Assets	332,891	302,209

Property, plant and equipment, net	103,222	99,332
Investments - certificates of deposit	22,500	18,250
Promotional displays, net	6,089	5,377
Deferred income taxes	20,848	32,574
Other assets	8,960	8,618
TOTAL ASSETS	$494,510	$466,360

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$37,889	$35,011
Current maturities of long-term debt	1,594	1,574
Accrued compensation and related expenses	33,635	35,389
Accrued marketing expenses	11,413	8,075
Other accrued expenses	11,735	12,264
Total Current Liabilities	96,266	92,313

Long-term debt, less current maturities	23,902	22,145
Defined benefit pension liabilities	55,513	67,131
Other long-term liabilities	3,560	4,010

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at October 31, 2016: 16,266,189;
at April 30, 2016: 16,244,041	167,244	163,290
Retained earnings	194,770	164,756
Accumulated other comprehensive loss -
Defined benefit pension plans	(46,745)	(47,285)
Total Shareholders' Equity	315,269	280,761
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$494,510	$466,360

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015

Net sales	$264,076	$256,292	$522,226	$487,490
Cost of sales and distribution	207,924	200,240	406,757	381,265
Gross Profit	56,152	56,052	115,469	106,225

Selling and marketing expenses	17,146	16,783	33,609	32,502
General and administrative expenses	10,675	10,733	21,607	21,464
Operating Income	28,331	28,536	60,253	52,259

Interest expense	170	57	329	111
Other income	(269)	(54)	(466)	(106)
Income Before Income Taxes	28,430	28,533	60,390	52,254

Income tax expense	10,793	10,353	21,092	18,916

Net Income	$17,637	$18,180	$39,298	$33,338

Net Earnings Per Share

Weighted Average Shares Outstanding
Basic	16,295,948	16,282,881	16,280,164	16,231,870
Diluted	16,440,321	16,472,645	16,410,652	16,446,937

Net earnings per share
Basic	$1.08	$1.12	$2.41	$2.05
Diluted	$1.07	$1.10	$2.39	$2.03

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015

Net income	$17,637	$18,180	$39,298	$33,338

Other comprehensive income, net of tax:
Change in pension benefits, net of deferred taxes of $(172) and $(137), and $(345) and $(275), for the three and six months ended October 31, 2016 and 2015, respectively	270	216	540	431

Total Comprehensive Income	$17,907	$18,396	$39,838	$33,769

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	October 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$39,298	$33,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,873	7,513
Net loss on disposal of property, plant and equipment	174	82
Stock-based compensation expense	1,649	1,795
Deferred income taxes	11,250	3,813
Pension contributions in excess of expense	(10,732)	(1,677)
Tax benefit from stock-based compensation	—	(3,599)
Contributions of employer stock to employee benefit plan	2,926	1,761
Other non-cash items	88	(169)
Changes in operating assets and liabilities:
Customer receivables	(12,847)	(15,296)
Inventories	(1,942)	(2,317)
Prepaid expenses and other assets	(2,917)	(831)
Accounts payable	2,878	5,569
Accrued compensation and related expenses	(1,754)	4,743
Income taxes payable	—	(246)
Other accrued expenses	3,202	7,509
Net Cash Provided by Operating Activities	40,146	41,988

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(10,354)	(21,131)
Proceeds from sales of property, plant and equipment	26	81
Purchases of certificates of deposit	(50,500)	(19,750)
Maturities of certificates of deposit	12,500	18,250
Investment in promotional displays	(2,089)	(3,245)
Net Cash Used by Investing Activities	(50,417)	(25,795)

FINANCING ACTIVITIES
Payments of long-term debt	(854)	(752)
Proceeds from long-term debt	2,003	—
Proceeds from issuance of common stock	2,241	5,987
Repurchase of common stock	(10,443)	(7,000)
Notes receivable, net	208	42
Withholding of employee taxes related to stock-based compensation	(1,703)	(2,638)
Tax benefit from stock-based compensation	—	3,599
Net Cash Used by Financing Activities	(8,548)	(762)

Net (Decrease) Increase in Cash and Cash Equivalents	(18,819)	15,431

Cash and Cash Equivalents, Beginning of Period	174,463	149,541

Cash and Cash Equivalents, End of Period	$155,644	$164,972

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2017.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2016 filed with the U.S. Securities and Exchange Commission (“SEC”).

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting.” ASU 2016-09 is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public companies. The Company early adopted this standard as of May 1, 2016. As a result, during the first half of fiscal 2017, it recognized the excess tax benefit of $1.2 million as income tax expense on the condensed consolidated statements of income (adopted prospectively). The adoption did not impact the existing classification of the awards. Excess tax benefits from stock based compensation is now classified in net income in the statement of cash flows instead of being separately stated in financing activities for the six months ended October 31, 2016 (adopted prospectively). Additionally, the Company reclassified $2.6 million of employee withholding taxes paid from operating activities into financing activities in the statement of cash flows for the six month period ended October 31, 2015, as required by ASU 2016-09 (adopted retrospectively). Following the adoption of the new standard, the Company elected to continue estimating the number of awards expected to be forfeited and adjust its estimate on an ongoing basis.

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

Note C--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands, except per share amounts)	2016	2015	2016	2015
Numerator used in basic and diluted net earnings
per common share:
Net income	$17,637	$18,180	$39,298	$33,338
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	16,296	16,283	16,280	16,232
Effect of dilutive securities:
Stock options and restricted stock units	144	190	131	215
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	16,440	16,473	16,411	16,447
Net earnings per share
Basic	$1.08	$1.12	$2.41	$2.05
Diluted	$1.07	$1.10	$2.39	$2.03

The Company repurchased a total of 67,400 and 78,232 shares of its common stock during the three-month periods ended October 31, 2016 and 2015, respectively, and 139,800 and 108,787 shares of its common stock during the six-month periods ended October 31, 2016 and 2015, respectively. There were no potentially dilutive securities for the three- and six-month periods ended October 31, 2016 and 2015, which were excluded from the calculation of net earnings per diluted share.

Note D--Stock-Based Compensation

The Company has various stock-based compensation plans. During the quarter ended October 31, 2016, the Board of Directors of the Company approved grants of a total of 5,880 service-based restricted stock units (“RSUs”) to non-employee directors. The service-based RSUs vest daily through the end of the two-year vesting period as long as the recipient continuously remains a member of the Board, and entitle the recipient to receive one share of the Company's common stock per unit granted. During the six-months ended October 31, 2016, the Board of Directors of the Company also approved grants of service-based RSUs and performance-based RSUs to key employees.  The employee performance-based RSUs totaled 36,058 units and the employee service-based RSUs totaled 19,442 units. The performance-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if they remain continuously employed with the Company until the units vest.  All of the Company’s RSUs granted to employees cliff-vest three years from the grant date.

For the three- and six-month periods ended October 31, 2016 and 2015, stock-based compensation expense was allocated as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
(in thousands)	2016	2015	2016	2015
Cost of sales and distribution	$158	$141	$308	$299
Selling and marketing expenses	250	250	501	530
General and administrative expenses	395	441	840	966
Stock-based compensation expense	$803	$832	$1,649	$1,795

During the six months ended October 31, 2016, the Board of Directors of the Company also approved grants of 5,136 cash-settled performance-based restricted stock tracking units ("RSTUs") and 2,804 cash-settled service-based RSTUs for more junior level employees.  Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of a share of the Company's common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of a share of the Company's common stock as of the payment date if they remain continuously employed with the Company until the units vest.  All of the RSTUs cliff-vest three years from the grant date.  Since the RSTUs will be settled in cash, the grant date fair value of these awards is recorded as a liability until the date of payment.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value.  The Company recognized expense of $152 thousand and $220 thousand for the three-month periods ended October 31, 2016 and 2015, respectively, and $203 thousand and $501 thousand for the six month periods ended October 31, 2016 and 2015, respectively, related to RSTUs. A liability for payment of the RSTUs is included in the Company's balance sheets in the amount of $0.9 million and $1.2 million as of October 31, 2016 and April 30, 2016, respectively.

Note E--Customer Receivables

The components of customer receivables were:

	October 31,	April 30,
(in thousands)	2016	2016
Gross customer receivables	$71,440	$58,593
Less:
Allowance for doubtful accounts	(178)	(171)
Allowance for returns and discounts	(2,928)	(2,609)

Net customer receivables	$68,334	$55,813

Note F--Inventories

The components of inventories were:

	October 31,	April 30,
(in thousands)	2016	2016
Raw materials	$17,603	$17,634
Work-in-process	18,691	18,414
Finished goods	18,654	17,475

Total FIFO inventories	54,948	53,523

Reserve to adjust inventories to LIFO value	(14,204)	(14,204)

Total LIFO inventories	$40,744	$39,319

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

The following is a reconciliation of the Company’s warranty liability, which is included in other accrued expenses on the balance sheet:

	Six Months Ended
	October 31,
(in thousands)	2016	2015
Beginning balance at May 1	$2,926	$2,643
Accrual	9,314	8,269
Settlements	(9,060)	(7,896)

Ending balance at October 31	$3,180	$3,016

Note H--Cash Flow

Supplemental disclosures of cash flow information:

	Six Months Ended
	October 31,
(in thousands)	2016	2015
Cash paid during the period for:
Interest	$288	$241
Income taxes	$11,800	$15,563

Note I--Pension Benefits

Effective April 30, 2012, the Company froze all future benefit accruals under the Company’s hourly and salary defined-benefit pension plans.

Net periodic pension (benefit) cost consisted of the following for the three- and six-month periods ended October 31, 2016 and 2015:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2016	2015	2016	2015
Interest cost	$1,443	$1,753	$2,886	$3,507
Expected return on plan assets	(2,019)	(2,035)	(4,039)	(4,071)
Recognized net actuarial loss	442	353	885	706

Net periodic pension (benefit) cost	$(134)	$71	$(268)	$142

The Company expects to contribute a total of $27.3 million to its pension plans in fiscal 2017, which represents both required and discretionary funding. Of that amount, as of October 31, 2016, $10.5 million of contributions had been made. On August 25, 2016, the Board of Directors of the Company approved up to $20 million of discretionary funding which is included in the total expected contributions for the year. The Company made contributions of $5.0 million to its pension plans in fiscal 2016.

Note J--Fair Value Measurements

The Company utilizes the hierarchy of fair value measurements to classify certain of its assets and liabilities based upon the following definitions:

Level 1- Investments with quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 investments include money market funds, mutual funds and certificates of deposit. The Company’s mutual fund investment assets represent contributions made and invested on behalf of the Company’s executive officers in a supplementary employee retirement plan.

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

The following table summarizes the fair values of assets that are recorded in the Company’s unaudited condensed consolidated financial statements as of October 31, 2016 and April 30, 2016 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of October 31, 2016
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$50,036	$—	$—
Mutual funds	1,027	—	—
Certificates of deposit	82,000	—	—
Total assets at fair value	$133,063	$—	$—

	As of April 30, 2016
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$30,490	$—	$—
Mutual funds	998	—	—
Certificates of deposit	47,500	—	—
Total assets at fair value	$78,988	$—	$—

Note K--Loans Payable and Long-Term Debt

The Company's outstanding indebtedness and other obligations to Wells Fargo are unsecured. Under the terms of its revolving credit facility, the Company must (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.5 to 1.0 measured on a rolling four-quarter basis; and (3) comply with other customary affirmative and negative covenants.  The Company was in compliance with all covenants specified in the credit facility as of October 31, 2016, including as follows: (1) the Company’s ratio of total liabilities to tangible net worth at October 31, 2016 was 0.6 to 1.0; and (2) the Company's ratio of cash flow to fixed charges for its most recent four quarters was 4.8 to 1.0.

Note L--Income Taxes

The Company’s effective income tax rate for the three and six month periods ended October 31, 2016 were 38.0% and 34.9%, respectively, compared with 36.3% and 36.2%, respectively, in the comparable periods of the prior fiscal year. The effective tax rate for the second quarter of fiscal 2017 was negatively impacted by a reduction in the domestic production deduction benefit due to planned additional pension contributions. The effective tax rate for the first half of fiscal 2017 as compared to the first half of fiscal 2016 was favorably impacted by a $1.2 million tax benefit related to the early adoption of ASU 2016-09, the new accounting guidance relating to stock-based compensation.

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims that were deemed to be either probable or reasonably possible was not material as of October 31, 2016.

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

Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report, including elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and also in the Company's most recent Annual Report on Form 10-K for the fiscal year ended April 30, 2016, filed with the SEC, including under Item 1A, "Risk Factors," Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."  While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a material adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent dealers and distributors.  At October 31, 2016, the Company operated nine manufacturing facilities and seven service centers across the country.

The three-month period ended October 31, 2016 was the Company’s second quarter of its fiscal year that ends on April 30, 2017 (“fiscal 2017”).  During the second quarter of fiscal 2017, the Company continued to experience improving market conditions from the housing market downturn that began in 2007.

The Company’s remodeling-based business was impacted by the following trends during the second quarter of the Company’s fiscal 2017:

•
Residential investment as a percentage of gross domestic product as tracked by the U.S. Department of Commerce for the third calendar quarter of 2016 remained unchanged at 3.5% from the same period in the prior year;

•
The median price per existing home sold improved from the same period one year ago by 5.19% according to data provided by the National Association of Realtors, and existing home sales fell 0.37% during the third calendar quarter of 2016 compared to the same period in the prior year;

•	The unemployment rate improved to 4.9% as of October 2016 compared to 5.0% as of October 2015 according to data provided by the U.S. Department of Labor;

•
Mortgage interest rates remained low with a thirty-year fixed mortgage rate of approximately 3.47% in October 2016, a decrease of approximately 33 basis points compared to the same period in the prior year; and

•	Consumer sentiment as tracked by Thomson Reuters/University of Michigan declined from 90.0 in October 2015 to 87.2 in October 2016.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, housing affordability and sales reported by the Kitchen Cabinet Manufacturers Association (“KCMA”), a trade organization that issues the aggregate sales that have been reported by its members including the largest cabinet manufacturers in the United States.  Based on the totality of factors listed above, the Company believes that the cabinet remodeling market increased in the low single digits during the second quarter of fiscal 2017.

The Company’s largest remodeling customers and competitors continued to utilize sales promotions in the Company’s product category to boost sales and some competitors accelerated their promotional activity.  These promotions consisted of free products and/or cash discounts to consumers based upon the amount or type of cabinets they purchased.  The Company strives to maintain its promotional levels in line with market activity, with a goal of remaining competitive.  The Company experienced promotional levels during the second quarter of fiscal 2017 that were higher than those experienced in the same period of the prior year.

The Company’s remodeling sales decreased 9% during the second quarter and 3% during the first half of fiscal 2017 compared with the same prior-year periods. Our Waypoint brand, which serves the dealer channel, represented approximately 10% of our overall sales and grew by approximately 9% during the second quarter and more than 10% during the first half of fiscal 2017, respectively, when compared to the comparable prior-year period. Management believes that the Company has improved market share within the dealer channel while it has lost some share within big box retailers.  The Company believes the share loss within the big box retailers is due to competitive promotional activity.

Regarding new construction markets, the Company believes that fluctuations in single-family housing starts are the best indicator of cabinet activity.  Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts rose approximately 4% during the second quarter of the Company’s fiscal 2017 over the comparable prior year period.

Sales in the new construction channel increased 15% in the second quarter and more than 17% during the first half of fiscal 2017 when compared with the same periods of fiscal 2016. The Company believes it continued to over index the market both due to share penetration with our builder partners as well as the health of the markets where we concentrate our business.

The Company’s total net sales rose 3% during the second quarter and 7% during the first half of fiscal 2017 compared to the same prior-year periods, which management believes was driven primarily by a rise in overall market activity.

As of October 31, 2016, the Company had total net deferred tax assets of $20.8 million, down from $32.6 million at April 30, 2016.  The Company regularly considers the need for a valuation allowance against its deferred tax assets. Deferred tax assets are reduced by a valuation allowance when, after considering all positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  The Company has recorded a valuation allowance related to deferred tax assets for certain state investment tax credit (“ITC”) carryforwards. These credits expire in various years beginning in fiscal 2020.  The Company believes based on positive evidence of the housing industry improvement along with four consecutive years of profitability that the Company will more likely than not realize all other remaining deferred tax assets.

The Company earned net income of $17.6 million for the second quarter of fiscal 2017, compared with $18.2 million in the second quarter of its prior fiscal year, and earned net income of $39.3 million for the first half of fiscal 2017, compared with $33.3 million in the same period of the prior year.

Results of Operations

	Three Months Ended			Six Months Ended
	October 31,			October 31,
(in thousands)	2016	2015	Percent Change	2016	2015	Percent Change

Net sales	$264,076	$256,292	3%	$522,226	$487,490	7%
Gross profit	56,152	56,052	—	115,469	106,225	9
Selling and marketing expenses	17,146	16,783	2	33,609	32,502	3
General and administrative expenses	10,675	10,733	(1)	21,607	21,464	1

Net Sales. Net sales were $264.1 million for the second quarter of fiscal 2017, an increase of 3% compared with the second quarter of fiscal 2016. For the first six months of fiscal 2017, net sales were $522.2 million, reflecting a 7% increase compared with the same period of fiscal 2016. Overall unit volume for the three- and six-month periods ended October 31, 2016 improved by 2% and 6%, respectively. Average revenue per unit increased 1% during the three- and six-month periods ended October 31, 2016, driven by improvements in the Company’s sales mix.

Gross Profit.  Gross profit margin for the second quarter of fiscal 2017 was 21.3%, compared with 21.9% for the same period of fiscal 2016.  Gross profit margin was 22.1% for the first half of fiscal 2017, compared with 21.8% in the first half of fiscal 2016.  Gross profit in the second quarter was negatively impacted by higher labor benefit costs and depreciation costs. Gross profit for the first six months of the current fiscal year was favorably impacted by higher sales volume, lower labor benefit costs and improved operating efficiency.

Selling and Marketing Expenses.  Selling and marketing expenses were 6.5% of net sales in the second quarter of fiscal 2017 and 2016.  For the first six months of fiscal 2017, selling and marketing expenses were 6.4% of net sales, compared with 6.7% of net sales for the same period of fiscal 2016. Selling and marketing expenses as a percentage of net sales remained unchanged during the second quarter of fiscal 2017 as additional product launch costs in the quarter were offset by lower commissions. The decrease in selling and marketing expenses as a percentage of net sales during the first half of fiscal 2017 is due to favorable leverage through expense management.

General and Administrative Expenses.  General and administrative expenses were 4.0% of net sales in the second quarter of fiscal 2017, compared with 4.2% of net sales in the second quarter of fiscal 2016, and 4.1% of net sales in the first half of fiscal 2017 compared with 4.4% of net sales in the same period in fiscal 2016. The decrease in general and administrative expenses as a percentage of net sales during the second quarter and first half of fiscal 2017 is due to favorable leverage from increased sales, lower pay for performance compensation costs and ongoing expense control.

Effective Income Tax Rates.  The Company’s effective income tax rate for the three- and six-month periods ended October 31, 2016 was 38.0% and 34.9%, respectively, compared with 36.3% and 36.2%, respectively, in the comparable period of the prior fiscal year.  The effective tax rate for the second quarter of fiscal 2017 was negatively impacted by a reduction in the domestic production deduction benefit due to planned additional pension contributions. The effective tax rate for the first half of fiscal 2017 as compared to the first half of fiscal 2016 was favorably impacted by a $1.2 million tax benefit related to the early adoption of ASU 2016-09, the new accounting guidance relating to stock-based compensation.

Outlook.  The Company believes that the average price of existing home sales will continue to increase driven by growth in both employment and growth in new household formation.  In this environment, the Company expects the cabinet remodeling market will show modest improvement during the remainder of fiscal 2017 but overall activity will continue to be below historical averages.  Within the cabinet remodeling market, the Company expects independent dealers to outperform other channels of distribution primarily due to their more affluent customer base.  As a result, the Company expects its remodeling sales for the remainder of fiscal 2017 to exceed the market rate.  The Company expects to increase its market share in the home center channel versus the first half of fiscal 2017 through using a competitive promotional strategy that restores market parity and to increase share in the dealer channel.

The Company expects that single-family housing starts and in turn, new construction cabinet sales, will grow approximately 10% during the remainder of its fiscal year 2017, and that the Company’s new construction sales growth will continue to exceed this level for the remainder of its current fiscal year, but at a lower rate than fiscal 2016, as comparable prior year sales levels become more challenging.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents totaled $155.6 million at October 31, 2016, representing an $18.8 million decrease from its April 30, 2016 levels.  At October 31, 2016, total long-term debt (including current maturities) was $25.5 million, an increase of $1.8 million from its balance at April 30, 2016.  The Company’s ratio of long-term debt to total capital was 7.0% at October 31, 2016, compared with 7.3% at April 30, 2016.

The Company’s main sources of liquidity are its existing cash and cash equivalents on hand and cash generated from its operating activities. The Company can borrow up to $35 million under its revolving credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”).  At October 31, 2016, $10 million of loans and $4.5 million of letters of credit were outstanding under the facility, and the Company had additional borrowing base availability of $25.0 million.

The Company's outstanding indebtedness and other obligations to Wells Fargo are unsecured. Under the terms of its revolving credit facility, the Company must: (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.5 to 1.0 measured on a rolling four-quarter basis; and (3) comply with other customary affirmative and negative covenants.  The Company was in compliance with all covenants specified in the credit facility as of October 31, 2016, including as follows: (1) the Company’s ratio of total liabilities to tangible net worth at October 31, 2016 was 0.6 to 1.0; and (2) cash flow to fixed charges for its most recent four quarters was 4.8 to 1.0.

The revolving credit facility does not limit the Company’s ability to pay dividends or repurchase its common shares as long as the Company is in compliance with these covenants.

Cash provided by operating activities in the first six months of fiscal 2017 was $40.1 million, compared with $42.0 million in the comparable period of fiscal 2016.  The decrease in the Company’s cash from operating activities was driven primarily by lower increases in accounts payables and accrued expenses which was partially offset by lower increases in customer receivables and higher operating profitability.

The Company’s investing activities primarily consist of purchases and maturities of certificates of deposit, investment in property, plant and equipment and promotional displays.  Net cash used for investing activities was $50.4 million in the first six months of fiscal 2017, compared with $25.8 million in the comparable period of fiscal 2016. The increase in cash used was driven by a $36.5 million increased investment in certificates of deposit, offset by a $10.8 million decrease in outflows for investment in property, plant and equipment.

During the first six months of fiscal 2017, net cash used by financing activities was $8.5 million, compared with $0.8 million in the comparable period of the prior fiscal year.  The increase in cash used was driven by the Company’s receipt of $2.2 million during the current fiscal year from employees’ exercise of stock options compared to $6.0 million in the same period of the prior year, as well as stock repurchases of $10.4 million during the first six months of fiscal 2017 compared to $7.0 million in the same period of the prior year.

On November 20, 2014, the Board of Directors of the Company authorized repurchases of up to $25 million of the Company's common shares. On November 19, 2015, the Board of Directors of the Company authorized an additional stock repurchase program of up to $20 million of the Company's common shares. This authorization is in addition to the stock repurchase program authorized on November 20, 2014. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Company’s revolving credit facility, and other factors management deems relevant. At October 31, 2016, $18.0 million remained authorized by the Company’s Board of Directors to repurchase the Company’s common shares. The Company purchased a total of 139,800 common shares, for an aggregate purchase price of $10.4 million, during the first six months of fiscal 2017, under the authorizations. The Company continues to evaluate its cash on hand and prospects for future cash generation, and compare these against its plans for future capital expenditures. Although the evaluation of its future capital expenditures is ongoing, the Company expects that it will make repurchases of its common shares from time to time during the remainder of the fiscal year, subject to the Company’s financial condition, capital requirements, results of operations and any other factors then deemed relevant. See Part II. Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" for further information on share repurchases, including a discussion of the authorization of an additional stock repurchase program of up to an additional $50 million by the Company's Board of Directors on November 30, 2016.

On August 25, 2016, the Board of Directors of the Company approved up to $20 million of discretionary funding to reduce its defined benefit pension liabilities. At October 31, 2016, $12.0 million of discretionary funding remained authorized by the Company's Board of Directors to reduce its defined benefit pension liabilities. The Company made contributions of $8.0 million of discretionary funding during the first six months of fiscal 2017.

On November 30, 2016 the Board of Directors of the Company approved a new corporate headquarters in Winchester, Virginia. The new space will consolidate employees that currently occupy four buildings in Winchester, Virginia and Frederick County, Virginia, in early 2018. It is expected that the new building will be self-funded for approximately $30 million.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2016.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.  In addition, there has been no change in the Company's internal control over financial reporting that occurred during the quarter ended October 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details share repurchases made by the Company during the second quarter of fiscal 2017:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (000)
	(1)	Per Share	Programs	(1)
August 1 - 31, 2016	21,900	$78.32	21,900	$21,591
September 1 - 30, 2016	21,500	$82.20	21,500	$19,824
October 1 - 31, 2016	24,000	$77.52	24,000	$17,964
Quarter ended October 31, 2016	67,400	$79.27	67,400	$17,964

(1) On November 20, 2014, the Board of Directors of the Company authorized a repurchase of up to $25 million of the Company's common shares. On November 19, 2015, the Board of Directors of the Company authorized an additional stock repurchase program of up to $20 million of the Company's common shares. This authorization is in addition to the stock repurchase program authorized on November 20, 2014. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Company's revolving credit facility, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management expects to fund share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. In the second quarter of fiscal 2017, the Company repurchased 67,400 common shares for an aggregate purchase price of $5.3 million, under the authorization, pursuant to a repurchase plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. At October 31, 2016, $18.0 million remained authorized by the Company's Board of Directors to repurchase the Company's common shares.

On November 30, 2016, the Board of Directors of the Company authorized an additional stock repurchase program of up to $50 million of the Company's common shares. This authorization is in addition to the stock repurchase programs authorized on November 19, 2015 and November 20, 2014. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Company's revolving credit facility, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management expects to fund share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. The November 30, 2016 authorization is not reflected in the table above since it occurred after the quarter ended.

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

3.2	Bylaws – as amended and restated August 25, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended July 31, 2016; Commission File No. 000-14798).

4.1	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2).

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

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/M. Scott Culbreth
M. Scott Culbreth
Senior Vice President and Chief Financial Officer

Date: December 1, 2016
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

3.2	Bylaws – as amended and restated August 25, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended July 31, 2016; Commission File No. 000-14798).

4.1	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2).

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

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).