Form 10-Q
period 2017-01-31
AMERICAN WOODMARK CORP
filed 2017-02-28
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	January 31, 2017

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-14798

American Woodmark Corporation
(Exact name of registrant as specified in its charter)

Virginia		54-1138147
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3102 Shawnee Drive, Winchester, Virginia		22601
(Address of principal executive offices)		(Zip Code)

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

As of February 27, 2017,  16,232,625 shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION	PAGE NUMBER

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets--January 31, 2017 and April 30, 2016	3

	Condensed Consolidated Statements of Income--Three months ended January 31, 2017 and 2016; Nine months ended January 31, 2017 and 2016	4

	Condensed Consolidated Statements of Comprehensive Income--Three months ended January 31, 2017 and 2016; Nine months ended January 31, 2017 and 2016	5

	Condensed Consolidated Statements of Cash Flows--Nine months ended January 31, 2017 and 2016	6

	Notes to Condensed Consolidated Financial Statements--January 31, 2017	7-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6.	Exhibits	19

SIGNATURES		20

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	January 31, 2017	April 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$163,216	$174,463
Investments - certificates of deposit	56,750	25,750
Customer receivables, net	59,488	55,813
Inventories	41,268	39,319
Prepaid expenses and other	7,015	6,864
Total Current Assets	327,737	302,209

Property, plant and equipment, net	103,123	99,332
Investments - certificates of deposit	21,500	18,250
Promotional displays, net	6,903	5,377
Deferred income taxes	21,707	32,574
Other assets	9,389	8,618
TOTAL ASSETS	$490,359	$466,360

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$32,901	$35,011
Current maturities of long-term debt	1,577	1,574
Accrued compensation and related expenses	37,987	35,389
Accrued marketing expenses	10,934	8,075
Other accrued expenses	12,737	12,264
Total Current Liabilities	96,136	92,313

Long-term debt, less current maturities	24,463	22,145
Defined benefit pension liabilities	38,097	67,131
Other long-term liabilities	3,619	4,010

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at January 31, 2017: 16,232,525;
at April 30, 2016: 16,244,041	167,836	163,290
Retained earnings	206,683	164,756
Accumulated other comprehensive loss -
Defined benefit pension plans	(46,475)	(47,285)
Total Shareholders' Equity	328,044	280,761
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$490,359	$466,360

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016

Net sales	$249,285	$218,632	$771,511	$706,122
Cost of sales and distribution	197,689	174,034	604,446	555,299
Gross Profit	51,596	44,598	167,065	150,823

Selling and marketing expenses	18,519	16,674	52,128	49,176
General and administrative expenses	11,476	9,183	33,083	30,647
Operating Income	21,601	18,741	81,854	71,000

Interest expense	447	119	776	230
Other income	(619)	(61)	(1,085)	(167)
Income Before Income Taxes	21,773	18,683	82,163	70,937

Income tax expense	7,220	6,670	28,312	25,586

Net Income	$14,553	$12,013	$53,851	$45,351

Net Earnings Per Share

Weighted Average Shares Outstanding
Basic	16,241,670	16,294,889	16,267,333	16,252,876
Diluted	16,381,223	16,457,308	16,400,842	16,450,394

Net earnings per share
Basic	$0.90	$0.74	$3.31	$2.79
Diluted	$0.89	$0.73	$3.28	$2.76

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016

Net income	$14,553	$12,013	$53,851	$45,351

Other comprehensive income, net of tax:
Change in pension benefits, net of deferred taxes of $(173) and $(138), and $(518) and $(413), for the three and nine months ended January 31, 2017 and 2016, respectively	270	215	810	646

Total Comprehensive Income	$14,823	$12,228	$54,661	$45,997

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	January 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$53,851	$45,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,719	11,804
Net loss on disposal of property, plant and equipment	286	113
Stock-based compensation expense	2,477	2,651
Deferred income taxes	10,173	9,319
Pension contributions in excess of expense	(27,706)	(4,803)
Tax benefit from stock-based compensation	—	(4,760)
Contributions of employer stock to employee benefit plan	2,926	1,761
Other non-cash items	(429)	(995)
Changes in operating assets and liabilities:
Customer receivables	(3,767)	(3,261)
Inventories	(2,571)	(2,635)
Prepaid expenses and other assets	(1,983)	(5,613)
Accounts payable	(2,110)	(133)
Accrued compensation and related expenses	2,598	3,800
Income taxes payable	—	(1,791)
Other accrued expenses	4,200	2,753
Net Cash Provided by Operating Activities	51,664	53,561

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(13,654)	(25,167)
Proceeds from sales of property, plant and equipment	37	96
Purchases of certificates of deposit	(57,250)	(34,250)
Maturities of certificates of deposit	23,000	29,250
Investment in promotional displays	(3,867)	(3,608)
Net Cash Used by Investing Activities	(51,734)	(33,679)

FINANCING ACTIVITIES
Payments of long-term debt	(1,290)	(1,139)
Proceeds from long-term debt	2,687	2,805
Proceeds from issuance of common stock	2,359	7,727
Repurchase of common stock	(13,407)	(11,996)
Notes receivable, net	208	(4,263)
Withholding of employee taxes related to stock-based compensation	(1,734)	(2,638)
Tax benefit from stock-based compensation	—	4,760
Net Cash Used by Financing Activities	(11,177)	(4,744)

Net (Decrease) Increase in Cash and Cash Equivalents	(11,247)	15,138

Cash and Cash Equivalents, Beginning of Period	174,463	149,541

Cash and Cash Equivalents, End of Period	$163,216	$164,679

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2017.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2016 filed with the U.S. Securities and Exchange Commission (“SEC”).

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting.” ASU 2016-09 is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public companies. The Company early adopted this standard as of May 1, 2016. As a result, during the first nine months of fiscal 2017, it recognized the excess tax benefit of $1.3 million as income tax expense on the condensed consolidated statements of income (adopted prospectively). The adoption did not impact the existing classification of the awards. Excess tax benefits from stock based compensation is now classified in net income in the statement of cash flows instead of being separately stated in financing activities for the nine months ended January 31, 2017 (adopted prospectively). Additionally, the Company reclassified $2.6 million of employee withholding taxes paid from operating activities into financing activities in the statement of cash flows for the nine month period ended January 31, 2016, as required by ASU 2016-09 (adopted retrospectively). Following the adoption of the new standard, the Company elected to continue estimating the number of awards expected to be forfeited and adjust its estimate on an ongoing basis.

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

Note C--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands, except per share amounts)	2017	2016	2017	2016
Numerator used in basic and diluted net earnings
per common share:
Net income	$14,553	$12,013	$53,851	$45,351
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	16,242	16,295	16,267	16,253
Effect of dilutive securities:
Stock options and restricted stock units	140	162	134	198
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	16,381	16,457	16,401	16,450
Net earnings per share
Basic	$0.90	$0.74	$3.31	$2.79
Diluted	$0.89	$0.73	$3.28	$2.76

The Company repurchased a total of 38,318 and 67,556 shares of its common stock during the three-month periods ended January 31, 2017 and 2016, respectively, and 178,118 and 176,343 shares of its common stock during the nine-month periods ended January 31, 2017 and 2016, respectively. There were no potentially dilutive securities for the three- and nine-month periods ended January 31, 2017 and 2016, which were excluded from the calculation of net earnings per diluted share.

Note D--Stock-Based Compensation

The Company has various stock-based compensation plans. During the quarter ended January 31, 2017, the Company did not grant any stock-based compensation awards to employees or non-employee directors. During the nine-months ended January 31, 2017, the Board of Directors of the Company approved grants of performance-based restricted stock units (RSUs) to key employees and grants of service-based RSUs to key employees and non-employee directors.  The employee performance-based RSUs totaled 36,058 units and the employee and non-employee director service-based RSUs totaled 25,322 units. The performance-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if they remain continuously employed with the Company, or on the Board, until the units vest.  All of the Company’s RSUs granted to employees cliff-vest three years from the grant date. The service-based RSUs granted to non-employee directors vest daily through the end of a two-year vesting period as long as the recipient continuously remains a member of the Board.

For the three- and nine-month periods ended January 31, 2017 and 2016, stock-based compensation expense was allocated as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in thousands)	2017	2016	2017	2016
Cost of sales and distribution	$160	$139	$468	$438
Selling and marketing expenses	253	254	755	784
General and administrative expenses	414	463	1,254	1,429
Stock-based compensation expense	$827	$856	$2,477	$2,651

During the nine months ended January 31, 2017, the Board of Directors of the Company also approved grants of 5,136 cash-settled performance-based restricted stock tracking units ("RSTUs") and 2,804 cash-settled service-based RSTUs for more junior level employees.  Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of a share of the Company's common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of a share of the Company's common stock as of the payment date if they remain continuously employed with the Company until the units vest.  All of the RSTUs cliff-vest three years from the grant date.  Since the RSTUs will be settled in cash, the grant date fair value of these awards is recorded as a liability until the date of payment.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value.  The Company recognized expense of $95 thousand and $94 thousand for the three-month periods ended January 31, 2017 and 2016, respectively, and $298 thousand and $595 thousand for the nine-month periods ended January 31, 2017 and 2016, respectively, related to RSTUs. A liability for payment of the RSTUs is included in the Company's balance sheets in the amount of $1.0 million and $1.2 million as of January 31, 2017 and April 30, 2016, respectively.

Note E--Customer Receivables

The components of customer receivables were:

	January 31,	April 30,
(in thousands)	2017	2016
Gross customer receivables	$62,360	$58,593
Less:
Allowance for doubtful accounts	(222)	(171)
Allowance for returns and discounts	(2,650)	(2,609)

Net customer receivables	$59,488	$55,813

Note F--Inventories

The components of inventories were:

	January 31,	April 30,
(in thousands)	2017	2016
Raw materials	$19,577	$17,634
Work-in-process	18,770	18,414
Finished goods	17,496	17,475

Total FIFO inventories	55,843	53,523

Reserve to adjust inventories to LIFO value	(14,575)	(14,204)

Total LIFO inventories	$41,268	$39,319

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

The following is a reconciliation of the Company’s warranty liability, which is included in other accrued expenses on the balance sheet:

	Nine Months Ended
	January 31,
(in thousands)	2017	2016
Beginning balance at May 1	$2,926	$2,643
Accrual	13,460	11,668
Settlements	(13,376)	(11,755)

Ending balance at January 31	$3,010	$2,556

Note H--Cash Flow

Supplemental disclosures of cash flow information:

	Nine Months Ended
	January 31,
(in thousands)	2017	2016
Cash paid during the period for:
Interest	$435	$359
Income taxes	$19,966	$23,186

Note I--Pension Benefits

Effective April 30, 2012, the Company froze all future benefit accruals under the Company’s hourly and salary defined-benefit pension plans.

Net periodic pension (benefit) cost consisted of the following for the three- and nine-month periods ended January 31, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2017	2016	2017	2016
Interest cost	$1,443	$1,754	$4,329	$5,260
Expected return on plan assets	(2,019)	(2,036)	(6,059)	(6,106)
Recognized net actuarial loss	442	353	1,328	1,059

Net periodic pension (benefit) cost	$(134)	$71	$(402)	$213

The Company expects to contribute a total of $27.3 million to its pension plans in fiscal 2017, which represents both required and discretionary funding. As of January 31, 2017, all $27.3 million of contributions had been made. On August 25, 2016, the Board of Directors of the Company approved up to $20 million of discretionary funding which is included in the total expected contributions for the year. The Company made contributions of $5.0 million to its pension plans in fiscal 2016.

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

The following table summarizes the fair values of assets that are recorded in the Company’s unaudited condensed consolidated financial statements as of January 31, 2017 and April 30, 2016 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of January 31, 2017
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$50,081	$—	$—
Mutual funds	1,044	—	—
Certificates of deposit	78,250	—	—
Total assets at fair value	$129,375	$—	$—

	As of April 30, 2016
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$30,490	$—	$—
Mutual funds	998	—	—
Certificates of deposit	47,500	—	—
Total assets at fair value	$78,988	$—	$—

Note K--Loans Payable and Long-Term Debt

The Company's outstanding indebtedness and other obligations to Wells Fargo Bank, N.A. are unsecured. Under the terms of its revolving credit facility, the Company must (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.5 to 1.0 measured on a rolling four-quarter basis; and (3) comply with other customary affirmative and negative covenants.  The Company was in compliance with all covenants specified in the credit facility as of January 31, 2017, including as follows: (1) the Company’s ratio of total liabilities to tangible net worth at January 31, 2017 was 0.5 to 1.0; and (2) the Company's ratio of cash flow to fixed charges for its most recent four quarters was 4.7 to 1.0.

Note L--Income Taxes

The Company’s effective income tax rates for the three- and nine-month periods ended January 31, 2017 were 33.2% and 34.5%, respectively, compared with 35.7% and 36.1%, respectively, in the comparable periods of the prior fiscal year. The decrease in the effective tax rate for the third quarter of fiscal 2017 from the third quarter of fiscal 2016 was mostly caused by the reduction of the valuation allowance on state investment tax credit carryforwards of $0.4 million, net of federal impact. The effective tax rate for the first nine months of fiscal 2017 as compared to the first nine months of fiscal 2016 was favorably impacted by a $1.3 million tax benefit related to the early adoption of ASU 2016-09, the new accounting guidance relating to stock-based compensation and the reduction of the valuation allowance on state investment tax credit carryforwards of $0.4 million, net of federal impact.

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims that were deemed to be either probable or reasonably possible was not material as of January 31, 2017.

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

•
risks associated with domestic manufacturing operations and suppliers, including fluctuations in capacity utilization and the prices and availability of key raw materials as well as fuel, transportation, warehousing and labor costs, environmental compliance, possible import tariffs and remediation costs;

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

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent dealers and distributors.  At January 31, 2017, the Company operated nine manufacturing facilities and seven service centers across the country.

The three-month period ended January 31, 2017 was the Company’s third quarter of its fiscal year that ends on April 30, 2017 (“fiscal 2017”).  During the third quarter of fiscal 2017, the Company continued to experience improving market conditions from the housing market downturn that began in 2007.

The Company’s remodeling-based business was impacted by the following trends during the third quarter of the Company’s fiscal 2017:

•
Residential investment as a percentage of gross domestic product as tracked by the U.S. Department of Commerce for the fourth calendar quarter of 2016 remained unchanged at 3.6% from the same period in the prior year;

•
The median price per existing home sold improved during the fourth calendar quarter of 2016 compared to the same period one year ago by 5.8% according to data provided by the National Association of Realtors, and existing home sales increased 7.6% during the fourth calendar quarter of 2016 compared to the same period in the prior year;

•	The unemployment rate improved to 4.8% as of January 2017 compared to 4.9% as of January 2016 according to data provided by the U.S. Department of Labor;

•
Mortgage interest rates remained low with a thirty-year fixed mortgage rate of approximately 4.15% in January 2017, an increase of approximately 28 basis points compared to the same period in the prior year, according to Freddie Mac; and

•	Consumer sentiment as tracked by Thomson Reuters/University of Michigan improved from 92.0 in January 2016 to 98.5 in January 2017.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, housing affordability and sales reported by the Kitchen Cabinet Manufacturers Association (“KCMA”), a trade organization that issues the aggregate sales that have been reported by its members including the largest cabinet manufacturers in the United States.  Based on the totality of factors listed above, the Company believes that the cabinet remodeling market increased in the low single digits during the third quarter of fiscal 2017.

The Company’s largest remodeling customers and competitors continued to utilize sales promotions in the Company’s product category to boost sales and some competitors accelerated their promotional activity.  These promotions consisted of free products and/or cash discounts to consumers based upon the amount or type of cabinets they purchased.  The Company strives to maintain its promotional levels in line with market activity, with a goal of remaining competitive.  The Company experienced promotional levels during the third quarter of fiscal 2017 that were higher than those experienced in the same period of the prior year.

The Company’s remodeling sales increased 4% during the third quarter and decreased 1% during the first nine months of fiscal 2017 compared with the same prior-year periods. Our Waypoint brand, which serves the dealer channel, represented approximately 10% of our overall sales and grew by 23% during the third quarter and 15% during the first nine months of fiscal 2017, respectively, when compared to the comparable prior-year period. Management believes that the Company has improved market share within the dealer channel while it has maintained share within big box retailers.

Regarding new construction markets, the Company believes that fluctuations in single-family housing starts are the best indicator of cabinet activity.  Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts rose approximately 10.4% during the third quarter of the Company’s fiscal 2017 over the comparable prior year period.

Sales in the new construction channel increased 23% in the third quarter and 19% during the first nine months of fiscal 2017 when compared with the same periods of fiscal 2016. The Company believes it continued to over index the market both due to share penetration with our builder partners as well as the health of the markets where we concentrate our business.

The Company’s total net sales rose 14% during the third quarter and 9% during the first nine months of fiscal 2017 compared to the same prior-year periods, which management believes was driven primarily by a rise in overall market activity.

As of January 31, 2017, the Company had total net deferred tax assets of $21.7 million, down from $32.6 million at April 30, 2016.  The reduction in total net deferred tax assets from April 30, 2016 to January 31, 2017 is primarily due to a reduction in our pension liabilities over that time period. The Company regularly considers the need for a valuation allowance against its deferred tax assets. Deferred tax assets are reduced by a valuation allowance when, after considering all positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  The Company has recorded a valuation allowance related to deferred tax assets for certain state investment tax credit (“ITC”) carryforwards. These credits expire in various years beginning in fiscal 2020.  The Company believes based on positive evidence of the housing industry improvement along with four consecutive years of profitability that the Company will more likely than not realize all other remaining deferred tax assets.

The Company earned net income of $14.6 million for the third quarter of fiscal 2017, compared with $12.0 million in the third quarter of its prior fiscal year, and earned net income of $53.9 million for the first nine months of fiscal 2017, compared with $45.4 million in the same period of the prior year.

Results of Operations

	Three Months Ended			Nine Months Ended
	January 31,			January 31,
(in thousands)	2017	2016	Percent Change	2017	2016	Percent Change

Net sales	$249,285	$218,632	14%	$771,511	$706,122	9%
Gross profit	51,596	44,598	16	167,065	150,823	11
Selling and marketing expenses	18,519	16,674	11	52,128	49,176	6
General and administrative expenses	11,476	9,183	25	33,083	30,647	8

Net Sales. Net sales were $249.3 million for the third quarter of fiscal 2017, an increase of 14% compared with the third quarter of fiscal 2016. For the first nine months of fiscal 2017, net sales were $771.5 million, reflecting a 9% increase compared with the same period of fiscal 2016. Overall unit volume for the three- and nine-month periods ended January 31, 2017 improved by 14% and 8%, respectively. Average revenue per unit was flat during the three-month period and increased 1% during the nine-month period ended January 31, 2017, driven by improvements in the Company’s sales mix.

Gross Profit.  Gross profit margin for the third quarter of fiscal 2017 was 20.7%, compared with 20.4% for the same period of fiscal 2016.  Gross profit margin was 21.7% for the first nine months of fiscal 2017, compared with 21.4% in the first nine months of fiscal 2016.  Gross profit in the third quarter was favorably impacted by higher sales volume and improved operating efficiency. Gross profit for the first nine months of the current fiscal year was favorably impacted by higher sales volume, lower labor benefit costs and improved operating efficiency.

Selling and Marketing Expenses.  Selling and marketing expenses were 7.4% of net sales in the third quarter of fiscal 2017, compared with 7.6% of net sales for the same period in fiscal 2016.  For the first nine months of fiscal 2017, selling and marketing expenses were 6.8% of net sales, compared with 7.0% of net sales for the same period of fiscal 2016. Selling and marketing expenses as a percentage of net sales decreased during the third quarter of fiscal 2017 through expense management and lower commissions, which were partially offset by higher product launch costs. The decrease in selling and marketing expenses as a percentage of net sales during the first nine months of fiscal 2017 is due to favorable leverage through expense management.

General and Administrative Expenses.  General and administrative expenses were 4.6% of net sales in the third quarter of fiscal 2017, compared with 4.2% of net sales in the third quarter of fiscal 2016, and 4.3% of net sales in the first nine months of fiscal 2017 and 2016. The increase in general and administrative expenses as a percentage of net sales during the third quarter of fiscal 2017 is due to non-recurring lease exit and other costs and higher pay for performance compensation costs.

Effective Income Tax Rates.  The Company’s effective income tax rate for the three- and nine-month periods ended January 31, 2017 was 33.2% and 34.5%, respectively, compared with 35.7 and 36.1%, respectively, in the comparable period of the prior fiscal year.   The decrease in the effective tax rate for the third quarter of fiscal 2017 from the third quarter of fiscal 2016 was mostly caused by the reduction of the valuation allowance on state investment tax credit carryforwards of $0.4 million, net of federal impact. The effective tax rate for the first nine months of fiscal 2017 as compared to the first nine months of fiscal 2016 was favorably impacted by a $1.3 million tax benefit related to the early adoption of ASU 2016-09, the new accounting guidance relating to stock-based compensation and the reduction of the valuation allowance on state investment tax credit carryforwards of $0.4 million, net of federal impact.

Outlook.  The Company believes that the average price of existing home sales will continue to increase driven by growth in both employment and growth in new household formation.  In this environment, the Company expects the cabinet remodeling market will show modest improvement during the remainder of fiscal 2017 but overall activity will continue to be below historical averages.  Within the cabinet remodeling market, the Company expects independent dealers to outperform other channels of distribution primarily due to their more affluent customer base.  As a result, the Company expects its remodeling sales for the remainder of fiscal 2017 to exceed the market rate.  The Company expects its market share in the home center channel to remain at normalized levels for the remainder of fiscal 2017, however this is heavily dependent upon competitive promotional activity. The Company also expects to continue to increase market share in the dealer channel.

The Company expects that single-family housing starts and in turn, new construction cabinet sales, will grow approximately 8-10% during the remainder of its fiscal year 2017, and that the Company’s new construction sales growth will continue to exceed this level for the remainder of its current fiscal year, but at a lower rate than fiscal 2016, as comparable prior year sales levels become more challenging.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents totaled $163.2 million at January 31, 2017, representing an $11.2 million decrease from its April 30, 2016 levels.  At January 31, 2017, total long-term debt (including current maturities) was $26.0 million, an increase of $2.3 million from its balance at April 30, 2016.  The Company’s ratio of long-term debt to total capital was 6.9% at January 31, 2017, compared with 7.3% at April 30, 2016.

The Company’s main sources of liquidity are its existing cash and cash equivalents on hand and cash generated from its operating activities. The Company can borrow up to $35 million under its revolving credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”).  At January 31, 2017, $10 million of loans and $4.5 million of letters of credit were outstanding under the facility, and the Company had additional borrowing base availability of $25.0 million.

The Company's outstanding indebtedness and other obligations to Wells Fargo are unsecured. Under the terms of its revolving credit facility, the Company must: (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.5 to 1.0 measured on a rolling four-quarter basis; and (3) comply with other customary affirmative and negative covenants.  The Company was in compliance with all covenants specified in the credit facility as of January 31, 2017, including as follows: (1) the Company’s ratio of total liabilities to tangible net worth at January 31, 2017 was 0.5 to 1.0; and (2) cash flow to fixed charges for its most recent four quarters was 4.7 to 1.0.

The revolving credit facility does not limit the Company’s ability to pay dividends or repurchase its common shares as long as the Company is in compliance with these covenants.

Cash provided by operating activities in the first nine months of fiscal 2017 was $51.7 million, compared with $53.6 million in the comparable period of fiscal 2016.  The decrease in the Company’s cash from operating activities was driven primarily by higher discretionary contributions to the Company's pension plans, which was partially offset by higher operating profitability.

The Company’s investing activities primarily consist of purchases and maturities of certificates of deposit, investment in property, plant and equipment and promotional displays.  Net cash used for investing activities was $51.7 million in the first nine months of fiscal 2017, compared with $33.7 million in the comparable period of fiscal 2016. The increase in cash used was driven by a $29.2 million increased investment in certificates of deposit, offset by an $11.5 million decrease in outflows for investment in property, plant and equipment.

During the first nine months of fiscal 2017, net cash used by financing activities was $11.2 million, compared with $4.7 million in the comparable period of the prior fiscal year.  The increase in cash used was driven by the Company’s receipt of $2.4 million during the current fiscal year from employees’ exercise of stock options compared to $7.7 million in the same period of the prior year, as well as stock repurchases of $13.4 million during the first nine months of fiscal 2017 compared to $12.0 million in the same period of the prior year.

On November 20, 2014, the Board of Directors of the Company authorized repurchases of up to $25 million of the Company's common shares. On November 19, 2015, the Board of Directors of the Company authorized an additional stock repurchase program of up to $20 million of the Company's common shares. This authorization is in addition to the stock repurchase program authorized on November 20, 2014. On November 30, 2016, the Board of Directors authorized an additional stock repurchase program of up to $50 million of the Company's common shares. This authorization is in addition to the stock repurchase program authorized on November 19, 2015 and November 20, 2014. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Company’s revolving credit facility, and other factors management deems relevant. At January 31, 2017, $65.0 million remained authorized by the Company’s Board of Directors to repurchase the Company’s common shares. The Company purchased a total of 178,118 common shares, for an aggregate purchase price of $13.4 million, during the first nine months of fiscal 2017, under the authorizations. See Part II. Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" for further information on share repurchases.

On August 25, 2016, the Board of Directors of the Company approved up to $20 million of discretionary funding to reduce its defined benefit pension liabilities. At January 31, 2017, all of the discretionary funding authorized by the Company's Board of Directors to reduce its defined benefit pension liabilities had been contributed. The Company made aggregate contributions of $27.3 million to its pension plans during the first nine months of fiscal 2017, including the $20.0 million of discretionary funding during the first nine months of fiscal 2017.

On November 30, 2016 the Board of Directors of the Company approved the construction of a new corporate headquarters in Winchester, Virginia. The new space will consolidate employees that currently occupy four buildings in Winchester, Virginia and Frederick County, Virginia, in early 2018. It is expected that the new building will be self-funded for approximately $30 million.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2017.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.  In addition, there has been no change in the Company's internal control over financial reporting that occurred during the quarter ended January 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details share repurchases made by the Company during the third quarter of fiscal 2017:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (000)
	(1)	Per Share	Programs	(1)
November 1 - 30, 2016	19,454	$77.10	19,454	$66,464
December 1 - 31, 2016	18,864	$77.58	18,864	$65,000
January 1 - 31, 2017	—	$—	—	$65,000
Quarter ended January 31, 2017	38,318	$77.34	38,318	$65,000

(1) On November 20, 2014, the Board of Directors of the Company authorized a repurchase of up to $25 million of the Company's common shares. On November 19, 2015, the Board of Directors of the Company authorized an additional stock repurchase program of up to $20 million of the Company's common shares. This authorization is in addition to the stock repurchase program authorized on November 20, 2014. On November 30, 2016, the Board of Directors of the Company authorized an additional stock repurchase program of up to $50 million of the Company's common shares. This authorization is in addition to the stock repurchase programs authorized on November 19, 2015 and November 20, 2014. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Company's revolving credit facility, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management expects to fund any share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. In the third quarter of fiscal 2017, the Company repurchased 38,318 common shares for an aggregate purchase price of $3.0 million, under the authorization, pursuant to a repurchase plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended, which expired December 31, 2016. At January 31, 2017, $65.0 million remained authorized by the Company's Board of Directors to repurchase the Company's common shares.

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

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/M. Scott Culbreth
M. Scott Culbreth
Senior Vice President and Chief Financial Officer

Date: February 28, 2017
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

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).