Form 10-K
period 2017-04-30
AMERICAN WOODMARK CORP
filed 2017-06-29
CIK 794619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	April 30, 2017
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File Number:	000-14798

American Woodmark Corporation
(Exact name of registrant as specified in its charter)
Virginia			54-1138147
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
3102 Shawnee Drive, Winchester, Virginia			22601
(Address of principal executive offices)			(Zip Code)
(Registrant's telephone number, including area code)			(540) 665-9100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Common Stock (no par value)		NASDAQ Global Select Market
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
Yes [X]  No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company"  in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]
Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with an new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ]  No [X]
The aggregate market value of the registrant's Common Stock, no par value, held by non-affiliates of the registrant as of October 31,  2016, the last business day of the Company’s most recent second quarter was $1,055,435,628.
As of June 19, 2017,  16,305,346 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 24,  2017 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

American Woodmark Corporation
2017 Annual Report on Form 10-K

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

American Woodmark currently offers framed stock cabinets in 514 different cabinet lines, ranging in price from relatively inexpensive to medium-priced styles. Our cabinets are offered in a broad range of sizes, contruction and decorative options to achieve a broad range of design layouts. To satisfy the fashion and style needs of the market place we offer 85 door designs with a targeted range of painted and stained finishes on maple, cherry and oak as well as engineered fronts under the DuraformTM mark.

Products are sold under the brand names of American Woodmark®, Simply Woodmark®, Timberlake®, Shenandoah Cabinetry®, Shenandoah Value Series®, and Waypoint Living Spaces®.

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

The primary raw materials used include hard maple, soft maple, oak, and cherry lumber and plywood. Additional raw materials include paint, particleboard, medium density fiberboard, high density fiberboard, manufactured components and hardware. The Company currently purchases paint from one supplier; however, other sources are available. Other raw materials are purchased from more than one source and are readily available.

American Woodmark operates in a highly fragmented industry that is composed of several thousand local, regional, and national manufacturers. The Company’s principal means for competition is its breadth and variety of product offerings, expanded service capabilities, geographic reach and affordable quality. The Company believes it is one of the three largest manufacturers of kitchen cabinets in the United States.

The Company’s business has historically been subject to seasonal influences, with higher sales typically realized in the second and fourth fiscal quarters. General economic forces and changes in the Company’s customer mix have reduced seasonal fluctuations in revenue over the past few years. The Company does not consider its level of order backlog to be material.

In recognition of the cyclicality of the housing industry, the Company’s policy is to operate with a minimal amount of financial leverage.  The Company regularly maintains a debt to capital ratio of well below 20%, and working capital net of cash of less than 6% of net sales.  At April 30, 2017, debt to capital was 4.2%, and working capital net of cash was 5.9% of net sales.

During the fiscal year ended April 30, 2017 ("fiscal 2017"), American Woodmark had two primary customers, The Home Depot and Lowe’s Companies, Inc., which together accounted for approximately 37% of the Company’s sales. The loss of either customer would have a material adverse effect on the Company.

The Company holds patents, patent applications, licenses, trademarks, trade names, trade secrets and proprietary manufacturing processes. The Company views its trademarks and other intellectual property rights as important to its business.

As of May 31, 2017, the Company had 5,808 employees. None of the Company’s employees are represented by labor unions. The Company believes that its employee relations are good.

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

Item 1A.    RISK FACTORS

There are a number of business risks and uncertainties that may affect the Company’s business, results of operations and financial condition. These risks and uncertainties could cause future results to differ from past performance or expected results, including results described in statements elsewhere in this report that constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Additional risks and uncertainties not presently known to the Company or currently believed to be immaterial also may adversely impact the Company’s business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on the Company’s business, financial condition, and results of operations. These risks and uncertainties, which the Company considers to be most relevant to specific business activities, include, but are not limited to, the following, as well as additional risk factors included in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."  Additional risks and uncertainties that may affect the Company’s business, results of operations and financial condition are discussed elsewhere in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Forward-Looking Statements,” “Seasonality,” and “Outlook for Fiscal 2018.”

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

The loss of, or a reduction in business from, either of the Company’s key customers would have a material adverse effect upon its business.  The size and importance to the Company of its two largest customers are significant. These customers could make significant changes in their volume of purchases and could otherwise significantly affect the terms and conditions on which the Company does business. Sales to The Home Depot and Lowe’s Companies, Inc. were approximately 37% of total company sales for fiscal 2017. Although builders, dealers and other retailers represent other channels of distribution for the Company's products, an unplanned loss of a substantial portion of sales to The Home Depot or Lowe’s Companies, Inc. would have a material adverse impact on the Company. A significant change in the terms and conditions on which the Company does business with The Home Depot or Lowe's Companies, Inc. could also have a material adverse impact on the Company.

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

Impairment charges could reduce the Company’s profitability.  The Company has significant long-lived assets, including deferred tax assets, recorded on its balance sheets. If operating results decline or if the Company decides to restructure its operations, the Company could incur impairment charges, which could have a material impact on its financial results. The Company evaluates the recoverability of the carrying amount of its long-lived assets on an ongoing basis. The outcome of future reviews could result in substantial impairment charges. Impairment assessments inherently involve judgments as to assumptions about market conditions and the Company’s ability to generate future cash flows and profitability, given those assumptions. Future events and changing market conditions may impact the Company’s assumptions as to prices, costs or other factors that may result in changes in the Company’s estimates.

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

The Company's operations may be adversely affected by information systems interruptions or intrusions. The Company relies on a number of information technology systems to process, transmit, store and manage information to support its business activities. Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted attacks pose a risk to its information technology systems. The Company has established security policies, processes and layers of defense designed to help identify and protect against intentional and unintentional misappropriation or corruption of its systems and information and disruption of its operations. Despite these efforts, systems may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, undetected intrusion, hardware failures, or other events, and in these circumstances the Company's disaster recovery planning may be ineffective or inadequate. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to the Company's reputation, exposure to litigation and increased operational costs. Such events could have a material adverse impact on the Company's business, financial condition and results of operation. In addition, the Company could be adversely affected if any of its significant customers or suppliers experience any similar events that disrupt their business operations or damage their reputation.

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

The Company could continue to pursue growth opportunities through either acquisitions, mergers or internally developed projects, which may be unsuccessful or may adversely affect future financial condition and operating results.  The Company could continue to pursue opportunities for growth through either acquisitions, mergers or internally developed projects as part of our growth strategy.  The Company cannot assure you that we will be successful in integrating an acquired business or that an internally developed project will perform at the levels we anticipate. The Company may pay for future acquisitions using cash, stock, the assumption of debt or a combination of these.  Future acquisitions could result in dilution to existing shareholders and to earnings per share.  In addition, the Company may fail to identify significant liabilities or risks associated with a given acquisition that could adversely affect the Company’s future financial condition and operating results or result in the Company paying more for the acquired business or assets than they are worth.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.        PROPERTIES

American Woodmark leases its Corporate Office located in Winchester, Virginia. In addition, the Company leases 1 manufacturing facility in Hardy County, West Virginia and owns 8 manufacturing facilities located primarily in the eastern United States.  The Company also leases 7 primary service centers, 11 satellite service centers, and 3 additional office centers located throughout the United States that support the sale and distribution of products to each market channel. The Company considers its properties suitable for the business and adequate for its needs.

Primary properties as of April 30, 2017 include:

LOCATION	DESCRIPTION
Allegany County, MD	Manufacturing Facility
Austin, TX	Satellite Service Center*
Berryville, VA	Service Center*
Bradenton, FL	Satellite Service Center*
Commerce City, CO	Satellite Service Center*
Coppell, TX	Service Center*
Fort Myers, FL	Satellite Service Center*
Gas City, IN	Manufacturing Facility
Hardy County, WV	Manufacturing Facility*
Houston, TX	Satellite Service Center*
Humboldt, TN	Manufacturing Facility
Huntersville, NC	Service Center*
Jackson, GA	Manufacturing Facility
Kingman, AZ	Manufacturing Facility
Kennesaw, GA	Service Center*
Las Vegas, NV	Satellite Service Center*
Montgomeryville, PA	Satellite Service Center*
Monticello, KY	Manufacturing Facility
Orange, VA	Manufacturing Facility
Orlando, FL	Service Center*
Phoenix, AZ	Service Center*
Raleigh, NC	Satellite Service Center*
Rancho Cordova, CA	Service Center*
San Antonio, TX	Satellite Service Center*
Tampa, FL	Satellite Service Center*
Toccoa, GA	Manufacturing Facility
Tucson, AZ	Satellite Service Center*
Winchester, VA	Corporate Office*
Winchester, VA	Office (Customer Service)*
Winchester, VA	Office (IT)*
Winchester, VA	Office (Product Development/Logistics)*
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

The Company believes that the aggregate range of estimated loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of April 30, 2017.

Also see the information under “Legal Matters” under “Note K – Commitments and Contingencies” to the Consolidated Financial Statements included in this report under Item 8. “Financial Statements and Supplementary Data.”

Item 4.        MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the Company are elected by the Board of Directors and generally hold office until the next annual election of officers. There are no family relationships between any executive officer and any other officer or director of the Company or any arrangement or understanding between any executive officer and any other person pursuant to which such officer was elected. The executive officers of the Company are as follows:

Name	Age	Position(s) Held During Past Five Years
S. Cary Dunston	52
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

M. Scott Culbreth	46
Company Senior Vice President and Chief Financial Officer from February 2014 to present; Chief Financial Officer of Piedmont Hardware Brands from September 2013 to February 2014; Vice President, Finance – Various Segments from 2009 to September 2013 for Newell Rubbermaid

R. Perry Campbell	52
Company Senior Vice President of Sales and Marketing from March 2016 to present; Company Senior Vice President and General Manager, New Construction from August 2013 to March 2016; Company Vice President and General Manager, New Construction from May 2011 to August 2013; Company Vice President of Quality from February 2006 to April 2011.

Robert J. Adams, Jr.	51
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

PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

American Woodmark Corporation common stock is listed on The NASDAQ Global Select Market under the “AMWD” symbol. Common stock per share market prices during the last two fiscal years were as follows:

	MARKET PRICE
(in dollars)	High	Low

FISCAL 2017
First quarter	$82.34	$60.80
Second quarter	89.57	72.60
Third quarter	84.15	69.65
Fourth quarter	93.10	71.75

FISCAL 2016
First quarter	$67.82	$48.34
Second quarter	74.28	59.23
Third quarter	89.89	62.77
Fourth quarter	80.00	57.03

As of May 23, 2017, there were approximately 16,700 total shareholders of the Company's common stock, including 4,900 shareholders of record and 11,800 beneficial owners whose shares are held in "street" name by securities broker-dealers or other nominees. Included are approximately 72% of the Company's employees, who are shareholders through the American Woodmark Corporation Retirement Savings Plan. The Company suspended its quarterly dividend during fiscal 2012. The determination as to the payment of future dividends will be made by the Board of Directors from time to time and will depend on the Company's then current financial condition, capital requirements, results of operations and any other factors then deemed relevant by the Board of Directors.

Purchases of Equity Securities by the Issuer
On November 20, 2014, the Board of Directors of the Company authorized a repurchase of up to $25 million of the Company's common shares. On November 19, 2015, the Board of Directors of the Company authorized an additional stock repurchase program of up to $20 million of the Company's common shares. On November 30, 2016, the Board of Directors authorized an additional stock repurchase program of up to $50 million of the Company's common shares. This authorization is in addition to the stock repurchase program authorized on November 19, 2015 and November 20, 2014. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Company's revolving credit facility, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management expects to fund share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. In the fourth quarter of fiscal 2017, the Company did not repurchase any common shares under the authorization. At April 30, 2017, $65.0 million remained authorized by the Company's Board of Directors to repurchase the Company's common shares.

Stock Performance Graph
The performance graph shown below compares the percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of the Russell 2000 Index and Standard & Poor’s Household Durables Index for the period from April 30, 2012 through April 30, 2017. The graph assumes an initial investment of $100 and the reinvestment of dividends.

	2012	2013	2014	2015	2016	2017
American Woodmark Corporation	$100.00	$187.47	$167.19	$282.45	$405.79	$511.98
Russell 2000 Index	100.00	117.69	141.82	155.58	146.33	183.84
S&P Household Durables Index	100.00	152.57	179.77	210.71	218.10	250.47

The graph and related information above are not deemed to be "filed" with the Securities and Exchange ("SEC") for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any future filing made by us with the SEC, except to the extent that we specifically incorporate it by reference into any such filing.

Item 6.        SELECTED FINANCIAL DATA

	FISCAL YEARS ENDED APRIL 30
(in millions except per share data)	2017	2016	2015[1]	2014[1]	2013[1]

FINANCIAL STATEMENT DATA
Net sales	$1,030.2	$947.0	$825.5	$726.5	$630.4
Operating income	108.2	93.2	54.7	34.1	17.2
Net income	71.2	58.7	35.5	20.5	9.8
Earnings per share:
Basic	4.38	3.61	2.25	1.34	0.67
Diluted	4.34	3.57	2.21	1.31	0.66
Depreciation and amortization expense	18.7	16.5	14.5	14.5	14.4
Total assets[2]	501.3	466.4	398.8	330.0	293.9
Long-term debt, less current maturities[2]	15.3	22.1	21.4	20.4	23.5
Total shareholders' equity	352.4	280.8	229.8	190.5	146.2
Average shares outstanding
Basic	16.3	16.3	15.8	15.3	14.6
Diluted	16.4	16.4	16.0	15.7	14.8

PERCENT OF SALES
Gross profit	21.8%	21.1%	18.5%	17.1%	16.3%
Selling, general and administrative expenses	11.3	11.2	11.9	12.5	13.5
Income before income taxes	10.6	9.7	6.6	4.5	2.7
Net income	6.9	6.2	4.3	2.7	1.5

RATIO ANALYSIS
Current ratio	3.3	3.3	3.2	2.8	2.4
Inventory turnover[3]	19.6	19.8	19.9	19.8	20.4
Collection period - days[4]	32.5	31.2	31.6	32.8	31.4
Percentage of capital (long-term debt plus equity):
Long-term debt, less current maturities[2]	4.2%	7.4%	8.5%	9.7%	13.8%
Equity	95.8	92.6	91.4	90.3	86.1
Return on equity (average %)	22.5	23.0	16.9	12.2	7.1

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

[2]
Total assets and Long-term debt, less current maturities for fiscal 2016, 2015, 2014 and 2013 have been retrospectively revised to reflect the adoption of FASB ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs."

[3]	Based on average beginning and ending inventory.

[4]	Based on the ratio of average monthly customer receivables to average sales per day.

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain income and expense items as a percentage of net sales:

	PERCENTAGE OF NET SALES
	Fiscal Years Ended April 30
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of sales and distribution	78.2	78.9	81.5
Gross profit	21.8	21.1	18.5
Selling and marketing expenses	6.9	7.0	7.8
General and administrative expenses	4.4	4.3	4.1
Operating income	10.5	9.8	6.6
Interest expense/other (income) expense	(0.1)	0.1	—
Income before income taxes	10.6	9.7	6.6
Income tax expense	3.7	3.5	2.3
Net income	6.9	6.2	4.3

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

•
risks associated with domestic manufacturing operations and suppliers, including fluctuations in capacity utilization and the prices and availability of key raw materials as well as fuel, transportation, warehousing and labor costs and environmental compliance, possible import tariffs and remediation costs;

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

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers, major builders and home manufacturers and through a network of independent dealers and distributors. At April 30, 2017, the Company operated 9 manufacturing facilities and 7 service centers across the country.

During the Company’s fiscal year that ended on April 30, 2017 ("fiscal 2017"), the Company continued to experience improving housing market conditions from the housing market downturn that began in 2007.

A number of general market factors impacted the Company's business in fiscal 2017, including:

•	The unemployment rate improved by 12% compared to April 2016, falling to 4.4% as of April 2017 according to data provided by the U.S. Department of Labor;

•	Increases in single family housing starts during the Company’s fiscal 2017 of 6%, as compared to the Company’s fiscal 2016, according to the U.S. Department of Commerce;

•	Mortgage interest rates decreased with a 30-year fixed mortgage rate of 4.05% in April 2017, an improvement of approximately 44 basis points compared to April 2016;

•	The median price of existing homes sold in the U.S. rose by 3.5% during the Company’s fiscal 2017, according to data provided by the National Association of Realtors;

•	Consumer sentiment, as reported by the University of Michigan, averaged 2% higher during the Company’s fiscal 2016 than in its prior fiscal year; and

•
Cabinet sales, as reported by members of the Kitchen Cabinet Manufacturers Association (KCMA), increased by 4% during fiscal 2017 versus the prior fiscal year, suggesting an increase in both new construction and remodeling sales of cabinets.

The Company’s largest remodeling customers and competitors continued to utilize sales promotions in the Company’s product category during fiscal 2017 to boost sales.  The Company strives to maintain its promotional levels in line with market activity, with a goal of remaining competitive. The Company experienced promotional levels during fiscal 2017 that were higher than those experienced in its prior fiscal year. The Company’s remodeling sales were flat during fiscal 2017, below the overall remodeling market.

The Company increased its net sales by 9% during fiscal 2017.  The Company realized strong sales gains in its new construction channel during fiscal 2017, where sales increased by more than 17%, significantly outpacing the improvement in single-family housing starts for the same period. Management believes the Company over indexed the market due to share penetration with our builder partners and the health of the markets where we concentrated our business during fiscal 2017.

Gross margin for fiscal 2017 was 21.8%, an improvement from 21.1% in fiscal 2016.  The increase in the Company’s gross margin rate was driven by the beneficial impact of increased sales volume, lower labor benefit costs and improved operating efficiency.

The Company regularly considers the need for a valuation allowance against its deferred tax assets.  The Company has been profitable for the last 5 years.  As of April 30, 2017, the Company had total deferred tax assets of $27.5 million, down from $41.3 million at April 30, 2016.  The Company's deferred tax assets decreased in fiscal 2017 primarily due to Company contributions to the pension plans as well as better than expected returns from the plans’ assets. The Company's deferred tax assets increased in fiscal 2016 due to an increase in the unfunded pension obligation, as a result of a decrease in the discount rate and the Company updating to the new RP-2014 mortality tables, with generational MP-2015 projections. To fully realize its remaining net deferred tax assets, the Company will need to, among other things, substantially reduce its unfunded pension obligation of $28.0 million at April 30, 2017.  The Company recorded a valuation allowance related to deferred tax assets for certain state investment tax credit (ITC) carryforwards during fiscal 2016. In fiscal 2017, the Company reassessed the valuation allowance related to ITCs and released $0.6 million of the valuation allowance recorded in the fiscal 2016.

The Company expects to continue funding its pension plans for the foreseeable future, which will reduce both its unfunded pension plan obligation and its deferred tax asset. The recent improvement in the U.S. housing market and the Company’s continued ability to grow its sales at a faster rate than its competitors, enabled the Company to generate net income during fiscal 2017 like it has done since fiscal 2013. The Company believes that the positive evidence of the housing industry improvement, coupled with the benefits from the Company’s successful restructuring and continued market share gains have already driven a return to profitability that is expected to continue.  Accordingly, Management has concluded it is more likely than not that the Company will realize its deferred tax assets.

The Company also regularly assesses its long-lived assets to determine if any impairment has occurred.  The Company has concluded that none of the long-lived assets pertaining to its nine manufacturing plants or any of its other long-lived assets were impaired as of April 30, 2017.

Results of Operations

	FISCAL YEARS ENDED APRIL 30

(in thousands)	2017	2016	2015	2017 vs. 2016 PERCENT CHANGE	2016 vs. 2015 PERCENT CHANGE

Net sales	$1,030,248	$947,045	$825,465	9%	15%
Gross profit	224,636	199,694	152,532	12	31
Selling and marketing expenses	70,979	66,489	64,304	7	3
General and administrative expenses	45,419	40,045	33,773	13	19
Interest expense	885	378	515	134	(27)

Net Sales

Net sales were $1,030.2 million in fiscal 2017, an increase of $83.2 million, or 9%, compared with fiscal 2016.  Overall unit volume for fiscal 2017 was 8.0% higher than in fiscal 2016, which was driven primarily by the Company’s increased new construction and dealer volume. Average revenue per unit increased 0.8% in fiscal 2017, driven by improvements in the Company’s product mix and pricing.

Net sales were $947.0 million in fiscal 2016, an increase of $121.6 million, or 15%, compared with fiscal 2015.  Overall unit volume for fiscal 2016 was 12% higher than in fiscal 2015, which was driven primarily by the Company’s increased new construction and dealer volume. Average revenue per unit increased 3% in fiscal 2016, driven by improvements in the Company’s product mix and pricing.

Gross Profit

Gross profit as a percentage of sales increased to 21.8% in fiscal 2017 as compared with 21.1% in fiscal 2016. The improvement in gross profit margin was due primarily to the beneficial impact of increased sales volume, lower labor benefit costs and improved operating efficiency.

During fiscal 2016, the Company’s gross profit increased as a percentage of net sales to 21.1% from 18.5% in fiscal 2015.  The improvement in gross profit margin was due primarily to the beneficial impact of increased sales volume, customer management, product mix, pricing and improved operating efficiency. This favorability was partially offset by the impact of additional depreciation costs related to the previously announced plant expansion and costs associated with crewing and infrastructure to support higher levels of sales and installation activity.

Selling and Marketing Expenses

Selling and marketing expenses in fiscal 2017 were 6.9% of net sales, compared with 7.0% of net sales in fiscal 2016.  Selling and marketing costs increased only by 7% despite a 9% increase in net sales.  The improvement in the percentage of sales and marketing costs in relation to net sales was due to favorable leverage from increased sales, on-going expense control and lower display costs and commissions.

Selling and marketing expenses were 7.0% of net sales in fiscal 2016 compared with 7.8% in fiscal 2015. The improvement in the percentage of sales and marketing costs in relation to net sales was due to favorable leverage from increased sales, on-going expense control and lower display and product launch costs.

General and Administrative Expenses

General and administrative expenses increased by $5.4 million or 13.4% during fiscal 2017. The increase was related to increased staffing costs and the incurrence of corporate business development expenses related to a potential M&A transaction that we ultimately decided not to pursue. General and administrative costs increased to 4.4% of net sales in fiscal 2017 compared with 4.3% of net sales in fiscal 2016.

General and administrative expenses in fiscal 2016 increased by $6.3 million, or 18.6%, compared with fiscal 2015 and represented 4.3% of net sales, compared with 4.1% of net sales for fiscal 2015. The increase in cost was related to increased pay-for-performance compensation and staffing costs.

Effective Income Tax Rates

The Company generated pre-tax income of $108.9 million during fiscal 2017.  The Company’s effective tax rate decreased from 36.0% in fiscal 2016 to 34.6% in fiscal 2017.  The lower effective tax rate was primarily due to the benefit from adopting ASU 2016-09 for equity based compensation.  The Company’s effective tax rate increased from 34.7% in fiscal 2015 to 36.0% in fiscal 2016. The higher effective tax rate was the result of the Company operating at a higher net income level than the prior year period and less favorable permanent tax differences.

Outlook for Fiscal 2018

The Company tracks several metrics, including but not limited to housing starts, existing home sales, mortgage interest rates, new jobs growth, GDP growth and consumer confidence, which it believes are leading indicators of overall demand for kitchen and bath cabinetry. The Company believes that housing starts will continue to improve, driven by low unemployment rates and growth in new household formation. However, the Company expects that while the cabinet remodeling market will show modest improvement during fiscal 2018 it will continue to be below historical averages.
The Company expects that industry-wide cabinet remodeling sales will continue to be challenged until economic trends remain consistently favorable.  Growth is expected at roughly a mid-single digit rate during the Company’s fiscal 2018. The Company expects its home center market share to remain at normalized levels for fiscal 2018, however this is heavily dependent upon competitive promotional activity, and it will continue to gain market share in its growing dealer business. This combination is expected to result in remodeling sales growth that exceeds the market rate.
Based on available information, it is expected that new residential construction starts will grow approximately 8 to 10% during fiscal 2018. The Company’s new residential construction sales growth outperformed the new residential construction market during fiscal 2017, and management expects that it will again outperform the new residential construction market during fiscal 2018 but by a lesser rate than during fiscal 2017, as its comparable prior year sales levels become more challenging to exceed.
Inclusive of the potential for modest sales mix and pricing improvements, the Company expects that it will grow its total sales at a high-single digit rate in fiscal 2018. Despite anticipated material inflation and freight and transportation rate increases, the Company expects to improve gross margins and operating margins for fiscal 2018.
The Company had gross outlays for capital expenditures and customer display units of $25.5 million during fiscal 2017, and plans to increase its base spending level during fiscal 2018 now that it has started construction on its new corporate headquarters in Winchester, Virginia.
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

Liquidity and Capital Resources

The Company’s cash, cash equivalents and investments in certificates of deposit totaled $249.2 million at April 30, 2017, which represented an increase of $30.7 million from April 30, 2016.  Total debt was $16.9 million at April 30, 2017, a decrease of $6.8 million over the prior fiscal year and the ratio of long-term debt, excluding current maturities, to capital was 4.2% at April 30, 2017, down from 7.4% at April 30, 2016.

The Company’s main source of liquidity is its cash and cash equivalents on hand and cash generated from its operating activities. The Company can borrow up to $35 million under its revolving credit facility with Wells Fargo Bank, N.A. (Wells Fargo), which expires on December 31, 2018.  This facility had an available borrowing base of $35 million at April 30, 2017.

The Company's outstanding indebtedness and other obligations to Wells Fargo are unsecured. Under the terms of its revolving credit facility, the Company must: (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.5 to 1.0 measured on a rolling four-quarter basis; and (3) comply with other customary affirmative and negative covenants. The Company was in compliance with all covenants specified in the credit facility as of April 30, 2017, including as follows: (1) the Company’s ratio of total liabilities to tangible net worth at April 30, 2017 was 0.42 to 1.0; and (2) cash flow to fixed charges for its most recent four quarters was 4.94 to 1.0. The Company expects to be in compliance with these covenants for fiscal 2018.

The revolving credit facility does not limit the Company’s ability to pay dividends or repurchase its common stock as long as the Company is in compliance with these covenants.

OPERATING ACTIVITIES

Cash provided by operating activities in fiscal 2017 was $77.1 million, compared with $74.6 million in fiscal 2016. The $2.5 million improvement was primarily attributable to the Company’s $12.5 million improvement in net income and an increase in accrued expenses, which was partially offset by an $23.1 million increase in cash used for excess pension contributions.

Cash provided by operating activities in fiscal 2016 was $74.6 million, compared with $60.2 million in fiscal 2015.  The $14.4 million improvement was primarily attributable to the Company’s $23.2 million improvement in net income and a $8.9 million decrease in cash used for the Company's working capital investment in inventory and customer receivables.

On August 25, 2016, the Board of Directors of the Company approved up to $20 million of discretionary funding to reduce its defined benefit pension liabilities. The Company made aggregate contributions of $27.3 million to its pension plans during fiscal 2017, including the $20.0 million of discretionary funding during fiscal 2017.

INVESTING ACTIVITIES

The Company’s investing activities primarily consist of capital expenditures and investments in promotional displays. Net cash used by investing activities in fiscal 2017 was $53.7 million, compared with $40.8 million in fiscal 2016 and $56.6 million in fiscal 2015. Investments in property, plant and equipment for fiscal 2017 were $21.8 million, compared with $28.7 million in fiscal 2016 and $20.0 million in fiscal 2015. Investments in promotional displays were $3.7 million in fiscal 2017, compared with $4.4 million in fiscal 2016 and $2.4 million in fiscal 2015. On August 21, 2014, the Board of Directors of the Company approved a $30.0 million capital expansion project at its West Virginia facility, which was completed during fiscal 2016.

During fiscal 2017, the Company’s increase in net cash used for investing activities was primarily driven by a $19.8 million increase in investment in certificates of deposit, offset by a $6.9 million decrease in outflows for capital expenditures.

On November 30, 2016 the Board of Directors of the Company approved the construction of a new corporate headquarters in Winchester, Virginia. The new space will consolidate employees that currently occupy four buildings in Winchester, Virginia and Frederick County, Virginia, in early calendar 2018. It is expected that the new building will be self-funded for approximately $30.0 million. During fiscal 2017, approximately $3.0 million was incurred related to the new corporate headquarters.

FINANCING ACTIVITIES

The Company realized a net outflow of $20.8 million from financing activities in fiscal 2017 compared with a net outflow of $8.9 million in fiscal 2016, and a net inflow of $10.3 million in fiscal 2015.  Proceeds were generated from the exercise of stock options of $2.4 million in fiscal 2017, $8.1 million in fiscal 2016 and $14.3 million in fiscal 2015. During fiscal 2017 $11.7 million was used to repay long-term debt, compared with approximately $1.5 million in fiscal 2016 and $1.3 million in fiscal 2015.

The Company ended fiscal 2017 with $177.0 million in cash and cash equivalents. Under a stock repurchase authorization approved by its Board of Directors on November 20, 2014, the Company was authorized to purchase up to $25 million of the Company’s common shares. On November 19, 2015, the Board of Directors of the Company authorized an additional repurchase of up to $20 million of the Company's common shares.  On November 30, 2016, the Board of Directors authorized an additional stock repurchase program of up to $50 million of the Company's common shares. This authorization is in addition to the stock repurchase program authorized on November 19, 2015 and November 20, 2014. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Company’s revolving credit facility, and other factors management deems relevant.  At April 30, 2017, $65.0 million remained authorized by the Company’s Board of Directors to repurchase the Company’s common shares.  The Company purchased a total of 178,118 common shares, for an aggregate purchase price of $13.4 million, during fiscal 2017, under the authorizations but none were repurchased in the fourth quarter of fiscal 2017. The Company continues to evaluate its cash on hand and prospects for future cash generation, and compare these against its plans for future capital expenditures. Although the evaluation of its future capital expenditures is ongoing, the Company expects that it will make repurchases of its common shares from time to time during fiscal 2018 subject to the Company’s financial condition, capital requirements, results of operations and any other factors then deemed relevant.

Cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations and fund capital expenditures for fiscal 2018.

The timing of the Company’s contractual obligations as of April 30, 2017 is summarized in the table below:

	FISCAL YEARS ENDED APRIL 30

(in thousands)	Total Amounts	2018	2019-2020	2021-2022	2023 and Thereafter

Economic development loans	$4,439	$—	$2,189	$—	$2,250
Capital lease obligations	7,389	1,796	2,568	1,535	1,490
Other long-term debt	5,925	—	—	—	5,925
Operating lease obligations	5,816	2,884	2,195	721	16
Pension contributions[1]	18,020	5,720	5,810	5,210	1,280

Total	$41,589	$10,400	$12,762	$7,466	$10,961

[1]
The estimated cost of the Company’s two defined benefit pension plans is determined annually based upon the discount rate and other assumptions at fiscal year end. Future pension funding contributions beyond fiscal 2023 have not been determined at this time.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2017 and 2016, the Company had no off-balance sheet arrangements.

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

Beginning with the April 30, 2016 measurement, the Company refined the method used to determine the service and interest cost components of its net periodic benefit cost. Previously, the cost was determined using a single weighted-average discount rate derived from the yield curve. Under the refined method, known as the spot rate approach, individual spot rates along the yield curve that correspond with the timing of each benefit payment will be used. The Company believes this change provides a more precise measurement of service and interest costs by improving the correlation between projected cash outflows and corresponding spot rates on the yield curve. Compared to the previous method, the spot rate approach decreased the service and interest components of the benefit costs in fiscal 2017. There is no impact on the total benefit obligation.

The following is a summary of the potential impact of a hypothetical 1% change in actuarial assumptions for the discount rate, expected return on plan assets and consumer price index:

(in millions)	IMPACT OF 1% INCREASE	IMPACT OF 1% DECREASE
(decrease) increase

Effect on annual pension expense	$(1.1)	$0.9

Effect on projected pension benefit obligation	$(21.5)	$27.4

Pension expense for fiscal 2017 and the assumptions used in that calculation are presented in Note H of the Consolidated Financial Statements.  At April 30, 2017, the weighted average discount rate was 4.12% compared with 4.06% at April 30, 2016. The expected return on plan assets was 7.5% at both April 30, 2017, and April 30, 2016. The rate of compensation increase is not applicable for periods beyond April 30, 2012 because the Company froze its pension plans as of that date.

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

The Company strives to balance expected long-term returns and short-term volatility of pension plan assets. Favorable and unfavorable differences between the assumed and actual returns on plan assets are generally amortized over a period no longer than the average life expectancy of the plans’ active participants. The actual rates of return on plan assets realized, net of investment manager fees, were 10.3%, (1.6)% and 6.6% for fiscal 2017, 2016 and 2015, respectively.

The fair value of plan assets at April 30, 2017 was $137.1 million compared with $107.0 million at April 30, 2016. The Company’s projected benefit obligation exceeded plan assets by $28.0 million in fiscal 2017 and by $67.1 million in fiscal 2016. The $39.1 million decrease in the Company’s net under-funded position during fiscal 2017 was primarily driven by the Company’s $27.3 million contributions and actuarial gains and asset returns that were more than expected.  The Company expects its pension expense to decrease from $(0.5) million in fiscal 2017 to $(1.6) million in fiscal 2018, due primarily to the improvement in the funded status of the plans, partially offset by a decrease in the expected long-term rate of return from 7.5% to 6.5%.  The Company expects to contribute $5.7 million to its pension plans in fiscal 2018, which represents required and discretionary funding.  The Company made contributions of $27.3 million to its pension plans in fiscal 2017.

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

The gross amount of state tax credit carryforwards related to state ITCs as of April 30, 2017 was $6.1 million. These credits expire in various years beginning in fiscal 2020. Net of the federal impact and related valuation allowance, the Company has recorded $1.6 million of deferred tax assets related to these credits. The Company accounts for ITCs under the deferral method, under which the tax benefit from the ITC is deferred and amortized into income tax expense over the book life of the related property. As of April 30, 2017, a deferred credit balance of $1.5 million is included in other liabilities on the balance sheet.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” ASU 2014-09 supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." ASU 2015-14 defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period. The Company does not expect the adoption of ASU 2014-09 and ASU 2015-14 to have a material impact on results of operations, cash flows and financial position. The Company is continuing to evaluate the impact of ASU 2014-09 primarily to determine the transition method to utilize at adoption and the additional disclosures required.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU 2016-02 requires lessees to recognize most leases on-balance sheet, which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes "Topic 840 - Leases." ASU 2016-02 is effective for public companies for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements, however, if at adoption the Company has similar obligations for leases as it had at April 30, 2017, the Company believes this guidance will not have a material impact on its results of operations, cash flows and financial position.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting.” ASU 2016-09 is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public companies. The Company early adopted this standard as of May 1, 2016. As a result, during fiscal 2017, it recognized the excess tax benefit of $1.3 million as income tax benefit on the condensed consolidated statements of income (adopted prospectively). The adoption did not impact the existing classification of the awards. Excess tax benefits from stock based compensation is now classified in net income in the statement of cash flows instead of being separately stated in financing activities for the twelve months ended April 30, 2017 (adopted prospectively). Additionally, the Company reclassified $2.8 million and $1.4 million of employee withholding taxes paid from operating activities into financing activities in the statement of cash flows for the twelve month periods ended April 30, 2016 and 2015, respectively, as required by ASU 2016-09 (adopted retrospectively). Following the adoption of the new standard, the Company elected to continue estimating the number of awards expected to be forfeited and adjust its estimate on an ongoing basis.

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

In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent), which amends the disclosure requirements of Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, for reporting entities that measure the fair value of an investment using the net asset value per share (or its equivalent) as a practical expedient. The amendments in ASU 2015-07 remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and also remove the requirements to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The Company retrospectively adopted this standard on April 30, 2017, which impacted the disclosure of investments, see Note H for additional information.

In March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." ASU 2017-07 requires an employer to disaggregate the service cost component from the other components of net benefit (income) cost. The other components of net benefit (income) cost are required to be presented in the income statement separately from the service cost component and outside of operating income. The amendments also allow only the service cost component of net benefit (income) cost to be eligible for capitalization. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied (1) retrospectively for the presentation of the service cost component and the other components of net periodic pension (income) cost and net periodic postretirement benefit (income) cost on the income statement, and (2) prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension (income) cost and net periodic postretirement benefit (income) cost in assets. The Company is evaluating the effect this guidance will have on its results of operations, cash flows and financial position.

 Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The costs of the Company’s products are subject to inflationary pressures and commodity price fluctuations.  The Company has generally been able, over time, to recover the effects of inflation and commodity price fluctuations through sales price increases.

On April 30, 2017, the Company had no material exposure to changes in interest rates for its debt agreements.

The Company does not currently use commodity or interest rate derivatives or similar financial instruments to manage its commodity price or interest rate risks.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	APRIL 30
(in thousands, except share and per share data)	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$176,978	$174,463
Investments - certificates of deposit	51,750	25,750
Customer receivables, net	63,115	55,813
Inventories	42,859	39,319
Prepaid expenses and other	4,526	6,864
Total Current Assets	339,228	302,209

Property, plant and equipment, net	107,933	99,332
Investments - certificates of deposit	20,500	18,250
Promotional displays, net	5,745	5,377
Deferred income taxes	18,047	32,574
Other assets	9,820	8,618
TOTAL ASSETS	$501,273	$466,360

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$41,312	$35,011
Current maturities of long-term debt	1,598	1,574
Accrued compensation and related expenses	36,162	35,389
Accrued marketing expenses	8,655	8,075
Other accrued expenses	13,770	12,264
Total Current Liabilities	101,497	92,313

Long-term debt, less current maturities	15,279	22,145
Defined benefit pension liabilities	28,032	67,131
Other long-term liabilities	4,016	4,010

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—

Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at April 30, 2017: 16,232,775, at April 30, 2016: 16,244,041	168,835	163,290
Retained earnings	224,031	164,756
Accumulated other comprehensive loss -
Defined benefit pension plans	(40,417)	(47,285)
Total Shareholders' Equity	352,449	280,761
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$501,273	$466,360

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	FISCAL YEARS ENDED APRIL 30
(in thousands, except per share data)	2017	2016	2015

Net sales	$1,030,248	$947,045	$825,465
Cost of sales and distribution	805,612	747,351	672,933
Gross Profit	224,636	199,694	152,532

Selling and marketing expenses	70,979	66,489	64,304
General and administrative expenses	45,419	40,045	33,773
Restructuring charges, net	—	—	(240)
Operating Income	108,238	93,160	54,695

Interest expense	885	378	515
Other (income) expense	(1,572)	996	(207)
Income Before Income Taxes	108,925	91,786	54,387

Income tax expense	37,726	33,063	18,888

Net Income	$71,199	$58,723	$35,499

SHARE INFORMATION
Earnings per share
Basic	$4.38	$3.61	$2.25
Diluted	4.34	3.57	2.21

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2017	2016	2015

Net income	$71,199	$58,723	$35,499

Other comprehensive income (loss) net of tax:
Change in pension benefits, net of deferred taxes
of $(4,391), $4,110, and $9,510, respectively	6,868	(6,428)	(14,877)

Total Comprehensive Income	$78,067	$52,295	$20,622

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	LOSS	EQUITY
Balance, May 1, 2014	15,476,298	$127,371	$89,154	$(25,980)	$190,545

Net income			35,499		35,499
Other comprehensive loss,
net of tax				(14,877)	(14,877)
Stock-based compensation		3,497			3,497
Adjustments to excess tax
benefit from stock-based
compensation		1,172			1,172
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	599,124	12,842			12,842
Stock repurchases	(163,326)	(1,098)	(3,955)		(5,053)
Employee benefit plan
contributions	167,575	6,217			6,217
Balance, April 30, 2015	16,079,671	$150,001	$120,698	$(40,857)	$229,842

Net income			58,723		58,723
Other comprehensive loss,
net of tax				(6,428)	(6,428)
Stock-based compensation		3,609			3,609
Adjustments to excess tax
benefit from stock-based
compensation		4,559			4,559
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	375,928	5,288			5,288
Stock repurchases	(243,143)	(1,928)	(14,665)		(16,593)
Employee benefit plan
contributions	31,585	1,761			1,761
Balance, April 30, 2016	16,244,041	$163,290	$164,756	$(47,285)	$280,761

Net income			71,199		71,199
Other comprehensive income,
net of tax				6,868	6,868
Stock-based compensation		3,469			3,469
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	122,772	633			633
Stock repurchases	(178,118)	(1,483)	(11,924)		(13,407)
Employee benefit plan
contributions	44,080	2,926			2,926
Balance, April 30, 2017	16,232,775	$168,835	$224,031	$(40,417)	$352,449

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2017	2016	2015

OPERATING ACTIVITIES
Net income	$71,199	$58,723	$35,499
Adjustments to reconcile net income to net cash and
cash equivalents provided by operating activities:
Depreciation and amortization	18,682	16,456	14,526
Net loss on disposal of property, plant and equipment	444	1,576	153
Gain on sales of assets held for sale	—	—	(250)
Stock-based compensation expense	3,469	3,609	3,497
Deferred income taxes	9,899	11,629	4,335
Pension contributions in excess of expense	(27,840)	(4,732)	(4,604)
Excess tax benefit from stock-based compensation	—	(4,968)	(1,887)
Contributions of employer stock to employee benefit plan	2,926	1,761	6,217
Other non-cash items	318	(663)	216
Changes in operating assets and liabilities:
Customer receivables	(7,780)	(9,938)	288
Inventories	(4,925)	(4,276)	(5,605)
Prepaid expenses and other assets	(207)	(4,585)	126
Accounts payable	6,301	723	5,113
Accrued compensation and related expenses	773	5,269	1,963
Income taxes payable	—	(1,791)	1,201
Marketing and other accrued expenses	3,821	5,811	(624)
Net Cash Provided by Operating Activities	77,080	74,604	60,164

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(21,811)	(28,685)	(20,015)
Proceeds from sales of property, plant and equipment	37	846	22
Proceeds from sales of assets held for sale	—	—	1,250
Purchases of certificates of deposit	(85,000)	(46,750)	(40,750)
Maturities of certificates of deposit	56,750	38,250	5,250
Investment in promotional displays	(3,720)	(4,434)	(2,363)
Net Cash Used by Investing Activities	(53,744)	(40,773)	(56,606)

FINANCING ACTIVITIES
Payments of long-term debt	(11,731)	(1,547)	(1,309)
Proceeds from long-term debt	3,477	3,196	1,500
Excess tax benefit from stock-based compensation	—	4,968	1,887
Proceeds from issuance of common stock and other	2,366	8,114	14,268
Repurchase of common stock	(13,407)	(16,593)	(5,053)
Withholding of employee taxes related to stock-based compensation	(1,734)	(2,826)	(1,427)
Notes receivable, net	208	(4,221)	417
Net Cash Provided (Used) by Financing Activities	(20,821)	(8,909)	10,283

Net Increase in Cash and Cash Equivalents	2,515	24,922	13,841

Cash and Cash Equivalents, Beginning of Year	174,463	149,541	135,700

Cash and Cash Equivalents, End of Year	$176,978	$174,463	$149,541

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

Advertising Costs:  Advertising costs are expensed as incurred. Advertising expenses for fiscal years 2017, 2016 and 2015 were $41.0 million, $38.1 million and $34.3 million, respectively.

Cash and Cash Equivalents:  Cash in excess of operating requirements is invested in money market accounts which are carried at cost (which approximates fair value). The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents were $50.1 million and $34.0 million at April 30, 2017 and 2016, respectively.

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

Impairment of Long-Lived Assets:  The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal years 2017, 2016 and 2015, the Company concluded no impairment existed, except for impairments related to restructuring activities.

Promotional Displays:  The Company invests in promotional displays in retail stores to demonstrate product features, product and quality specifications and to serve as a training tool for retail kitchen designers. The Company invests in these long-lived productive assets to provide the aforementioned benefits. The Company's investment in promotional displays is carried at cost less applicable amortization. Amortization is provided by the straight-line method on an individual display basis over periods of 30 to 36 months (the estimated period of benefit). Promotional display amortization expense for fiscal years 2017, 2016 and 2015 was $3.4 million, $3.4 million and $3.6 million, respectively, and is included in selling and marketing expenses.

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

Recent Accounting Pronouncements:  In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” ASU 2014-09 supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." ASU 2015-14 defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period. The Company does not expect the adoption of ASU 2014-09 and ASU 2015-14 to have a material impact on results of operations, cash flows and financial position. The Company is continuing to evaluate the impact of ASU 2014-09 primarily to determine the transition method to utilize at adoption and the additional disclosures required.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU 2016-02 requires lessees to recognize most leases on-balance sheet, which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes "Topic 840 - Leases." ASU 2016-02 is effective for public companies for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements, however, if at adoption the Company has similar obligations for leases as it had at April 30, 2017, the Company believes this guidance will not have a material impact on its results of operations, cash flows and financial position.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting.” ASU 2016-09 is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public companies. The Company early adopted this standard as of May 1, 2016. As a result, during fiscal 2017, it recognized the excess tax benefit of $1.3 million as income tax benefit on the condensed consolidated statements of income (adopted prospectively). The adoption did not impact the existing classification of the awards. Excess tax benefits from stock based compensation is now classified in net income in the statement of cash flows instead of being separately stated in financing activities for the twelve months ended April 30, 2017 (adopted prospectively). Additionally, the Company reclassified $2.8 million and $1.4 million of employee withholding taxes paid from operating activities into financing activities in the statement of cash flows for the twelve month periods ended April 30, 2016 and 2015, respectively, as required by ASU 2016-09 (adopted retrospectively). Following the adoption of the new standard, the Company elected to continue estimating the number of awards expected to be forfeited and adjust its estimate on an ongoing basis.

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

In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent), which amends the disclosure requirements of Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, for reporting entities that measure the fair value of an investment using the net asset value per share (or its equivalent) as a practical expedient. The amendments in ASU 2015-07 remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and also remove the requirements to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The Company retrospectively adopted this standard on April 30, 2017, which impacted the disclosure of investments, see Note H for additional information.

In March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." ASU 2017-07 requires an employer to disaggregate the service cost component from the other components of net benefit (income) cost. The other components of net benefit (income) cost are required to be presented in the income statement separately from the service cost component and outside of operating income. The amendments also allow only the service cost component of net benefit (income) cost to be eligible for capitalization. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied (1) retrospectively for the presentation of the service cost component and the other components of net periodic pension (income) cost and net periodic postretirement benefit (income) cost on the income statement, and (2) prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension (income) cost and net periodic postretirement benefit (income) cost in assets. The Company is evaluating the effect this guidance will have on its results of operations, cash flows and financial position.

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

Note B -- Customer Receivables

The components of customer receivables were:

	APRIL 30
(in thousands)	2017	2016
Gross customer receivables	$66,373	$58,593
Less:
Allowance for doubtful accounts	(148)	(171)
Allowance for returns and discounts	(3,110)	(2,609)

Net customer receivables	$63,115	$55,813

Note C -- Inventories

The components of inventories were:

	APRIL 30
(in thousands)	2017	2016
Raw materials	$18,230	$17,634
Work-in-process	18,704	18,414
Finished goods	19,372	17,475

Total FIFO inventories	56,306	53,523
Reserve to adjust inventories to LIFO value	(13,447)	(14,204)

Total LIFO inventories	$42,859	$39,319

Note D -- Property, Plant and Equipment

The components of property, plant and equipment were:

	APRIL 30
(in thousands)	2017	2016
Land	$3,581	$2,311
Buildings and improvements	81,172	80,042
Buildings and improvements - capital leases	11,202	11,202
Machinery and equipment	187,836	182,937
Machinery and equipment - capital leases	29,378	29,357
Construction in progress	10,838	2,556
	324,007	308,405
Less accumulated amortization and depreciation	(216,074)	(209,073)

Total	$107,933	$99,332

Amortization and depreciation expense on property, plant and equipment amounted to $14.2 million, $11.6 million and $9.5 million in fiscal years 2017, 2016 and 2015, respectively.  Accumulated amortization on capital leases included in the above table amounted to $29.7 million and $29.6 million as of April 30, 2017 and 2016, respectively.

Note E -- Loans Payable and Long-Term Debt

Maturities of long-term debt are as follows:

	FISCAL YEARS ENDING APRIL 30

(in thousands)	2018	2019	2020	2021	2022	2023 AND THERE- AFTER	TOTAL OUTSTANDING

Economic development loans	$—	$2,189	$—	$—	$—	$2,250	$4,439

Capital lease obligations	1,598	1,268	1,081	810	635	1,456	6,848

Other long-term debt	—	—	—	—	—	5,925	5,925

Debt issuance costs	(18)	(17)	(17)	(17)	(17)	(249)	(335)

Total	$1,580	$3,440	$1,064	$793	$618	$9,382	$16,877

Current maturities							$(1,598)

Total long-term debt							$15,279

The Company’s primary loan agreement is a $35 million unsecured revolving credit facility which expires on December 31, 2018 with Wells Fargo Bank, N.A. ("Wells Fargo").  At April 30, 2017 and 2016, $0 and $10 million, respectively, of loans were outstanding under this facility. The Company incurs a fee for amounts not used under the revolving credit facility.  Fees paid by the Company related to non-usage of its current and former credit facilities have been included in interest expense and were insignificant in each of fiscal years 2017, 2016 and 2015.

The Company can borrow under the revolving credit facility up to the lesser of $35 million or the maximum borrowing base (which equals 75% of eligible accounts receivable, 50% of eligible pre bill reserves and up to $20 million for equipment value, each as defined in the agreement) less any outstanding loan balance.  Any outstanding loan balance bears interest at the London Interbank Offered Rate ("LIBOR") (0.995% at April 30, 2017) plus 1.5%. Under the terms of the revolving credit facility, the Company must: (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.5 to 1.0 measured on a rolling four-quarter basis; and (3) comply with other customary affirmative and negative covenants.

The Company was in compliance with all covenants specified in the amended revolving credit facility as of April 30, 2017, including as follows: (1) the Company’s ratio of total liabilities to tangible net worth at April 30, 2017 was 0.42 to 1.0; and (2) cash flow to fixed charges for its most recent four quarters was 4.94 to 1.0.

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

In 2005, the Company entered into two separate loan agreements with the Maryland Economic Development Corporation and the County Commissioners of Allegany County as part of the Company’s capital investment and operations at the Allegany County, Maryland site.  These loan agreements were amended in 2013 and 2008.  The aggregate balance of these loan agreements was $2.2 million as of April 30, 2017 and 2016.  The loan agreements expire at December 31, 2018 and bear interest at a fixed rate of 3% per annum.  These loan agreements are secured by mortgages on the manufacturing facility constructed in Allegany County, Maryland.  These loan agreements defer principal and interest during the term of the obligation and forgive any outstanding balance at December 31, 2018, if the Company complies with certain employment levels at the facility.

From 2013 through 2017, the Company entered into a total of 22 capitalized lease agreements in the aggregate amount of $3.5 million with First American Financial Bancorp related to financing computer equipment.  Each lease has a term of 48 months and an interest rate between 3.5% and 6.5%.  The leases require quarterly rental payments.  The aggregate outstanding amount under all of these leases as of April 30, 2017 and 2016 was $1.4 million and $1.1 million, respectively.

From 2013 through 2017, the Company entered into a total of 21 capitalized lease agreements in the aggregate amount of $2.3 million with e-Plus Group related to financing computer equipment.  Each lease has a term of 51 months and an interest rate between 3.5% and 6.5%.  The leases require monthly rental payments.  The aggregate outstanding amount under all of these leases as of April 30, 2017 and 2016 was $1.0 million.

In 2004, the Company entered into a lease agreement with the West Virginia Economic Development Authority as part of the Company’s capital investment and operations at the South Branch plant located in Hardy County, West Virginia. This capital lease agreement is a $10 million term obligation, which expires June 30, 2024, bearing interest at a fixed rate of 2% per annum. The lease requires monthly rental payments.  The outstanding amounts owed as of April 30, 2017 and 2016 were $4.4 million and $5.0 million, respectively.

In 2015, the Company entered into a $1.5 million loan agreement with the West Virginia Economic Development Authority as part of the Company's capital investment and operations at the South Branch plant located in Hardy County, West Virginia. The loan agreement expires on February 1, 2025 and bears interest at a fixed rate of 3% per annum. The loan agreement is secured by certain equipment. It defers principal and interest during the term of the obligation and forgives any outstanding balance at December 31, 2018, if the Company complies with certain employment levels at the facility.

In 2016, the Company entered into a $0.8 million loan agreement with the West Virginia Economic Development authority as part of the Company's capital investment and operations at the South Branch plant located in Hardy County, West Virginia. The loan agreement expires on June 1, 2026 and bears interest at a fixed rate of 3% per annum. The loan agreement is secured by certain equipment. It defers principal and interest during the term of the obligation and forgives any outstanding balance at December 31, 2018, if the Company complies with certain employment levels at the facility.

On January 25, 2016 the Company entered into a New Markets Tax Credit ("NMTC") financing agreement, pursuant to section 45D of the Internal Revenue Code of 1986, as amended, and Kentucky Revised Statutes Sections 141.432 through 141.434, to take advantage of a tax credit related to working capital and capital improvements at its Monticello, Kentucky facility. This financing agreement was structured with unrelated third party financial institutions (the "Investors"), their wholly-owned investment funds ("Investment Funds") and their wholly-owned community development entities ("CDEs") in connection with our participation in qualified transactions under the NMTC program. In exchange for substantially all of the benefits derived from the tax credits, the Investors made a contribution of $2.3 million, net of syndication fees, to the project. Upon closing the transaction, a wholly owned subsidiary of the Company provided a $4.3 million loan receivable to the Investment Funds, which is included in other long term assets in the accompanying consolidated balance sheets. The Company also entered into loan agreements aggregating $6.6 million payable to the CDEs sponsoring the project. The loans have a term of thirty years with an aggregate interest rate of approximately 1.2%. As of April 30, 2017 and 2016, the Company had drawn $5.9 million and $3.2 million, respectively, of the loan proceeds, which is included in long-term debt in the accompanying consolidated balance sheets. The NMTC is subject to recapture for a period of seven years, the compliance period. During the compliance period, the Company is required to comply with various regulations and contractual provisions that apply to the NMTC arrangement.  We do not anticipate any credit recaptures will be required in connection with this arrangement. This transaction also includes a put/call feature which becomes enforceable at the end of the compliance period whereby we may be obligated or entitled to repurchase the Investors’ interest in the Investment Funds. The value attributable to the put/call is nominal. Direct costs of $0.3 million incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans (30 years).

Certain of the Company's loan agreements limit the amount and type of indebtedness the Company can incur and require the Company to maintain specified financial ratios measured on a quarterly basis. In addition to the assets previously discussed, certain of the Company’s property, plant and equipment are pledged as collateral under certain loan agreements and the capital lease arrangements. The Company was in compliance with all covenants contained in its loan agreements and capital leases at April 30, 2017.

Interest paid under the Company’s loan agreements and capital leases during fiscal years 2017, 2016 and 2015 was $0.6 million, $0.5 million and $0.5 million, respectively.

Note F -- Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

	FISCAL YEARS ENDED APRIL 30
(in thousands, except per share amounts)	2017	2016	2015
Numerator used in basic and diluted earnings per common share:
Net income	$71,199	$58,723	$35,499
Denominator:
Denominator for basic earnings per common share -
weighted-average shares	16,259	16,256	15,764
Effect of dilutive securities:
Stock options and restricted stock units	139	186	273
Denominator for diluted earnings per common share -
weighted-average shares and assumed conversions	16,398	16,442	16,037
Net earnings per share
Basic	$4.38	$3.61	$2.25
Diluted	$4.34	$3.57	$2.21

There were no potentially dilutive securities for the fiscal year ended April 30, 2017 and 2016, which were excluded from the calculation of net earnings per share. Potentially dilutive shares of 0.1 million issuable under the Company’s stock incentive plans have been excluded from the calculation of net earnings per share for the fiscal year ended April 30, 2015, as the effect would be anti-dilutive.

Note G – Stock-Based Compensation

The Company has two types of stock-based compensation awards in effect for its employees and directors. The Company has issued stock options since 1986 and restricted stock units ("RSUs") since fiscal 2010. Total compensation expense related to stock-based awards for the fiscal years ended April 30, 2017, 2016 and 2015 was $3.5 million, $3.6 million and $3.5 million, respectively.  The Company recognizes stock-based compensation costs net of an estimated forfeiture rate for those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company estimates the forfeiture rates based upon its historical experience.

Stock Incentive Plans

At April 30, 2017, the Company had stock option and RSU awards outstanding under four different plans: (1) second amended and restated 2004 stock incentive plan for employees; (2) 2006 non-employee directors equity ownership plan; (3) 2011 non-employee directors equity ownership plan; and (4) 2015 non-employee directors equity ownership plan.  As of April 30, 2017, there were 881,010 shares of common stock available for future stock-based compensation awards under the Company’s stock incentive plans.

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

The weighted-average assumptions and valuation of the Company’s stock options were as follows for fiscal years ended April 30, 2016 and 2015. The Company did not grant stock options during the fiscal year ended April 30, 2017.

	FISCAL YEARS ENDED APRIL 30
	2016	2015
Weighted-average fair value of grants	$18.59	$9.25
Expected volatility	29.8%	27.4%
Expected term in years	5.8	5.9
Risk-free interest rate	2.16%	2.19%
Expected dividend yield	0.0%	0.0%

Stock Option Activity

Stock options granted and outstanding under each of the Company’s plans vest evenly over a three-year period and have contractual terms of ten years. The exercise price of all stock options granted is equal to the fair market value of the Company’s common stock on the option grant date.

The following table presents a summary of the Company’s stock option activity for the fiscal years ended April 30, 2017, 2016 and 2015 (remaining contractual term in years and exercise prices are weighted-averages):

	NUMBER OF OPTIONS	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding at April 30, 2014	851,314	4.3	$28.16	$3,121

Granted	66,600	9.1	29.92	—
Exercised	(508,639)	—	28.05	7,209
Cancelled or expired	(11,200)	—	32.64	—
Outstanding at April 30, 2015	398,075	5.0	$28.46	$8,851

Granted	30,700	9.1	57.11	—
Exercised	(287,975)	—	27.99	11,089
Cancelled or expired	(14,167)	—	40.43	—
Outstanding at April 30, 2016	126,633	5.8	$35.15	$4,773

Granted	—	—	—	—
Exercised	(71,715)	—	33.00	2,597
Cancelled or expired	—	—	—	—
Outstanding at April 30, 2017	54,918	5.6	$37.95	$2,963

Vested and expected to vest in the future at April 30, 2017	52,283	5.5	$37.76	$2,830
Exercisable at April 30, 2017	17,949	1.4	$28.13	$1,145

The aggregate intrinsic value in the previous table of the outstanding options on April 30, 2017 represents the total pre-tax intrinsic value (the excess, if any, of the Company’s closing stock price on the last trading day of fiscal 2017 over the exercise price, multiplied by the number of in-the-money options) of the shares of the Company’s common stock that would have been received by the option holders had all option holders exercised their options on April 30, 2017. This amount changes based upon the fair market value of the Company’s common stock.  The total fair value of options vested for the fiscal years ended April 30, 2017, 2016 and 2015 was $0.6 million, $0.7 million and $0.7 million, respectively.

As of April 30, 2017, there was $0.2 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s stock-based compensation plans. This expense is expected to be recognized over a weighted-average period of 1.0 year.

Cash received from option exercises for the fiscal years ended April 30, 2017, 2016 and 2015, was an aggregate of $2.4 million, $8.1 million and $14.3 million, respectively.  The actual tax benefit realized for the tax deduction from option exercises of stock option awards totaled $1.0 million, $4.3 million and $2.8 million for the fiscal years ended April 30, 2017, 2016 and 2015, respectively.

The following table summarizes information about stock options outstanding at April 30, 2017 (remaining lives in years and exercise prices are weighted-averages):

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
OPTION PRICE		REMAINING	EXERCISE		EXERCISE
PER SHARE	OPTIONS	LIFE	PRICE	OPTIONS	PRICE
$22.77-$23.96	11,750	1.2	$23.45	11,750	$23.45
$29.92-$34.11	24,533	5.7	30.34	4,966	32.02
$57.11	18,635	8.1	57.11	1,233	57.11
	54,918			17,949

Restricted Stock Unit Activity:

The Company’s RSUs granted to employees cliff-vest over a three-year period from date of grant, while RSUs granted to non-employee directors vest daily over a two-year period from date of grant.  Directors were granted service-based RSUs only, while employees were awarded both service-based and performance-based RSUs ("PBRSUs") in fiscal years 2017, 2016 and 2015.  The PBRSUs granted in fiscal 2017 are earned based on achievement of a number of goals pertaining to the Company’s cultural and financial performance during three one-year performance periods of fiscal years 2017, 2018 and 2019.  Employees who satisfy the vesting criteria will receive a proportional amount of PBRSUs based upon the Compensation Committee’s assessment of the Company’s achievement of the performance criteria.

The following table contains a summary of the Company’s RSU activity for the fiscal years ended April 30, 2017, 2016 and 2015:

	PERFORMANCE-BASED RSUs	SERVICE-BASED RSUs	TOTAL RSUs	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Issued and outstanding, April 30, 2014	235,795	123,375	359,170	$22.79

Granted	79,500	40,100	119,600	$30.82
Cancelled due to non-achievement of performance goals	(16,218)	—	(16,218)	$36.18
Settled in common stock	(79,407)	(54,861)	(134,268)	$17.45
Forfeited	(8,726)	(4,764)	(13,490)	$27.78
Issued and outstanding, April 30, 2015	210,944	103,850	314,794	$27.15

Granted	48,201	22,349	70,550	$57.83
Cancelled due to non-achievement of performance goals	(19,657)	—	(19,657)	$29.92
Settled in common stock	(89,665)	(46,950)	(136,615)	$19.57
Forfeited	(9,056)	(3,537)	(12,593)	$40.99
Issued and outstanding, April 30, 2016	140,767	75,712	216,479	$40.88

Granted	36,058	25,322	61,380	$66.58
Cancelled due to non-achievement of performance goals	(4,270)	—	(4,270)	$64.55
Settled in common stock	(45,509)	(32,300)	(77,809)	$37.09
Forfeited	(1,979)	(1,280)	(3,259)	$49.40
Issued and outstanding, April 30, 2017	125,067	67,454	192,521	$50.09

As of April 30, 2017, there was $3.4 million of total unrecognized compensation expense related to unvested RSUs granted under the Company’s stock-based compensation plans.  This expense is expected to be recognized over a weighted-average period of 1.6 years.

For the fiscal years ended April 30, 2017, 2016 and 2015 stock-based compensation expense was allocated as follows:

(in thousands)	2017	2016	2015
Cost of sales and distribution	$665	$608	$518
Selling and marketing expenses	1,066	1,079	954
General and administrative expenses	1,738	1,922	2,025
Stock-based compensation expense, before income taxes	$3,469	$3,609	$3,497

Restricted Stock Tracking Units:

During fiscal 2017, the Board of Directors of the Company approved grants of 5,136 cash-settled performance-based restricted stock tracking units ("RSTUs") and 2,804 cash-settled service-based RSTUs for more junior level employees who previously received RSU grants under the Company’s shareholder approved plan.  Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of a share of the Company’s common stock as of the payment date if applicable performance and cultural conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of a share of our common stock as of the payment date if they remain continuously employed with the Company until the units vest.  The RSTUs cliff-vest three years from the grant date.  Since the RSTUs will be settled in cash, the grant date fair value of these awards is recorded as a liability until the date of payment.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value. The Company recognized expense of $0.8 million, $0.8 million and $0.4 million related to RSTUs for the fiscal years ended April 30, 2017, 2016 and 2015, respectively. A liability for payment of the RSTUs is included in the Company's balance sheets in the amount of $1.5 million and $1.2 million as of April 30, 2017 and 2016, respectively.

Note H – Employee Benefit and Retirement Plans

Retirement Savings Plan

In fiscal 1990, the Company instituted the American Woodmark Investment Savings Stock Ownership Plan and effective January 1, 2016 the plan name was changed to the American Woodmark Corporation Retirement Savings Plan. Under this plan, all employees who are at least 18 years old and have been employed by the Company for at least six consecutive months are eligible to receive Company stock through a discretionary profit-sharing contribution and a 401(k) matching contribution based upon the employee's contribution to the plan.

Discretionary profit-sharing contributions ranging from 0-5%, based on predetermined net income levels of the Company, may be made annually in the form of Company stock. The Company recognized expenses for profit-sharing contributions of $3.6 million, $2.9 million and $1.8 million in fiscal years 2017, 2016 and 2015, respectively.

In fiscal 2013, as part of the realignment of its retirement plans, the Company increased the match on 401(k) contributions in the form of Company stock to 100% of an employee’s annual contribution to the plan up to 4% of annual compensation.  Effective May 1, 2015, matching contributions are made in cash by the Company. The expense for 401(k) matching contributions for this plan was $7.2 million, $6.6 million and $5.6 million, in fiscal years 2017, 2016 and 2015, respectively.

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

Included in accumulated other comprehensive loss at April 30, 2017 is $66.3 million ($40.4 million net of tax) related to net unrecognized actuarial losses that have not yet been recognized in net periodic pension benefit costs. The Company expects to recognize $1.6 million ($1.0 million net of tax) in net actuarial losses in net periodic pension benefit costs during fiscal 2018.   The Company uses an April 30 measurement date for its benefit plans.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s non-contributory defined benefit pension plans as of April 30:

	APRIL 30
(in thousands)	2017	2016
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$174,096	$169,986
Interest cost	5,772	7,014
Actuarial (gains) losses	(4,672)	1,921
Benefits paid	(10,023)	(4,825)
Projected benefit obligation at end of year	$165,173	$174,096

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$106,965	$108,661
Actual return on plan assets	12,895	(1,887)
Company contributions	27,304	5,016
Benefits paid	(10,023)	(4,825)
Fair value of plan assets at end of year	$137,141	$106,965

Funded status of the plans	$(28,032)	$(67,131)
Unrecognized net actuarial loss	66,255	77,514
Prepaid benefit cost	$38,223	$10,383

The accumulated benefit obligation for both pension plans was $165.2 million and $174.1 million at April 30, 2017 and 2016, respectively.

	April 30
(in thousands)	2017	2016	2015

COMPONENTS OF NET PERIODIC PENSION BENEFIT COST
Interest cost	$5,772	$7,014	$6,466
Expected return on plan assets	(8,079)	(8,142)	(7,666)
Recognized net actuarial loss	1,771	1,412	865
Pension benefit cost	$(536)	$284	$(335)

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

Actuarial Assumptions:  The discount rate at April 30 was used to measure the year-end benefit obligations and the earnings effects for the subsequent year. Actuarial assumptions used to determine benefit obligations and earnings effects for the pension plans follow:

	FISCAL YEARS ENDED APRIL 30
	2017	2016

WEIGHTED-AVERAGE ASSUMPTIONS TO DETERMINE BENEFIT OBLIGATIONS
Discount rate	4.12%	4.06%

	FISCAL YEARS ENDED APRIL 30
	2017	2016	2015

WEIGHTED-AVERAGE ASSUMPTIONS TO DETERMINE NET PERIODIC PENSION BENEFIT COST
Discount rate	4.06%	4.19%	4.56%
Expected return on plan assets	7.5%	7.5%	7.5%

The Company bases the discount rate on a current yield curve developed from a portfolio of high-quality fixed-income investments with maturities consistent with the projected benefit payout period. The long-term rate of return on assets is determined based on consideration of historical and forward-looking returns and the current and expected asset allocation strategy.

Beginning with the April 30, 2016 measurement, the Company refined the method used to determine the service and interest cost components of its net periodic benefit cost. Previously, the cost was determined using a single weighted-average discount rate derived from the yield curve. Under the refined method, known as the spot rate approach, individual spot rates along the yield curve that correspond with the timing of each benefit payment will be used. The Company believes this change provides a more precise measurement of service and interest costs by improving the correlation between projected cash outflows and corresponding spot rates on the yield curve. Compared to the previous method, the spot rate approach decreased the service and interest components of the benefit costs in fiscal 2017. There was no impact on the total benefit obligation. The Company accounted for this change prospectively as a change in accounting estimate.

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

The Company expects to contribute $5.7 million to its pension plans in fiscal 2018.  The Company made contributions of $27.3 million and $5.0 million to its pension plans in fiscal 2017 and 2016, respectively.

Estimated Future Benefit Payments: The following benefit payments, which reflect expected future service, are expected to be paid:

FISCAL YEAR	BENEFIT PAYMENTS (in thousands)

2018	$5,998
2019	6,363
2020	6,716
2021	7,111
2022	7,461
Years 2023-2027	42,474

Plan Assets:  Pension assets by major category and the type of fair value measurement as of April 30, 2017 and 2016 are presented in the following tables:

FAIR VALUE MEASUREMENTS AT APRIL 30, 2017

(in thousands)	TOTAL	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Cash Equivalents	$295	$295	$—	$—
Equity Funds:
Mutual Fund Equity	78,335	78,335	—	—
Fixed Income Funds:
Mutual Fund Tax Income	45,290	45,290	—	—
Plan assets measured at net asset value[1]	123,920	123,920	—	—

Common Collective Funds:
Capital Preservation Fund	13,221
Total plan assets	$137,141

FAIR VALUE MEASUREMENTS AT APRIL 30, 2016

(in thousands)	TOTAL	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Cash Equivalents	$10	$10	$—	$—
Equity Funds:
Mutual Fund Equity	61,338	61,338	—	—
Fixed Income Funds:
Mutual Fund Tax Income	27,681	27,681	—	—
Plan assets measured at net asset value[1]	89,029	89,029	—	—

Common Collective Funds:
Capital Preservation Fund	17,936
Total plan assets	$106,965

1As discussed in Note A, investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have been removed from the total plan assets in the fair value hierarchy.

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

The Company’s pension plans’ weighted-average asset allocations at April 30, 2017 and 2016, by asset category, were as follows:

PLAN ASSET ALLOCATION
	2017	2017	2016
APRIL 30	TARGET	ACTUAL	ACTUAL

Equity Funds	57.0%	57.0%	57.0%
Fixed Income Funds	43.0%	43.0%	43.0%
Total	100.0%	100.0%	100.0%

Within the broad categories outlined in the preceding table, the Company has the following specific allocations as a percentage of total funds invested:  10% Capital Preservation, 33% Bond and 57% Equity.

Note I -- Income Taxes

Income tax expense was comprised of the following:

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2017	2016	2015

CURRENT EXPENSE
Federal	$23,638	$18,239	$12,663
State	4,189	3,195	1,890
Total current expense	27,827	21,434	14,553

DEFERRED EXPENSE
Federal	8,607	10,179	3,024
State	1,292	1,450	1,311
Total deferred expense	9,899	11,629	4,335
Total expense	37,726	33,063	18,888
Other comprehensive income (loss)	4,391	(4,110)	(9,510)
Total comprehensive income tax expense	$42,117	$28,953	$9,378

The Company's effective income tax rate varied from the federal statutory rate as follows:

	FISCAL YEARS ENDED APRIL 30
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Research and experimentation tax credit	(0.2)%	—%	(2.3)%
Stock Compensation	(1.3)	—	—
Meals and entertainment	0.3	0.3	0.5
Domestic production deduction	(2.2)	(2.5)	(2.4)
Other	(0.3)	(0.1)	0.1
Total	(3.7)%	(2.3)%	(4.1)%

Effective federal income tax rate	31.3%	32.7%	30.9%
State income taxes, net of federal tax effect	3.3	3.3	3.8
Effective income tax rate	34.6%	36.0%	34.7%

Included in the fiscal year 2015 effective income tax rate are research and experimentation tax credits for fiscal years 2011 through 2014. The research and experimentation tax credits for fiscal years 2017 and 2016 are not estimated to be significant.

Due to the adoption of ASU 2016-09 in fiscal year 2017, excess tax benefits of stock compensation were recorded in tax expense while in previous years excess benefits were recorded in additional paid-in-capital and therefore, did not impact the effective tax rate.

Income taxes paid were $27.3 million,  $24.5 million and $13.3 million for fiscal years 2017, 2016 and 2015, respectively.

The significant components of deferred tax assets and liabilities were as follows:

	APRIL 30
(in thousands)	2017	2016
Deferred tax assets:
Pension benefits	$8,852	$24,930
Accounts receivable	6,938	5,981
Product liability	1,272	1,141
Employee benefits	7,914	7,101
State tax credit carryforwards	4,083	4,867
Other	862	353
Gross deferred tax assets, before valuation allowance	29,921	44,373
Valuation allowance	(2,446)	(3,061)
Gross deferred tax assets, after valuation allowance	27,475	41,312

Deferred tax liabilities:
Inventory	297	440
Depreciation	9,131	8,298
	9,428	8,738

Net deferred tax asset	$18,047	$32,574

The Company has recorded a valuation allowance related to deferred tax assets for certain state investment tax credit (ITC) carryforwards. Deferred tax assets are reduced by a valuation allowance when, after considering all positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In fiscal 2017, the Company reassessed the valuation allowance related to ITCs and released $0.6 million of the valuation allowance recorded in the prior year.

The gross amount of state tax credit carryforwards related to state ITCs as of April 30, 2017 and 2016 was $6.1 million and $5.8 million, respectively. These credits expire in various years beginning in fiscal 2020. Net of the federal impact and related valuation allowance, the Company recorded $1.6 million and $1.8 million of deferred tax assets related to these credits, as of April 30, 2017 and 2016, respectively. The Company accounts for ITCs under the deferral method, under which the tax benefit from the ITC is deferred and amortized into income tax expense over the book life of the related property. As of April 30, 2017 and 2016, a deferred credit balance of $1.5 million and $1.8 million, respectively, is included in other liabilities on the balance sheet.

Note J -- Accounting for Uncertainty in Income Taxes

The Company accounts for its income tax uncertainties in accordance with ASC Topic 740, “Income Taxes.”  The Company's liability relating to uncertain tax positions for the years ended April 30, 2017 and 2016 was de minimis.

With minor exceptions, the Company is currently open to audit by tax authorities for tax years ending April 30, 2014 through April 30, 2017.  The Company is currently not under federal audit.

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible is not material as of April 30, 2017.

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

The following is a reconciliation of the Company’s warranty liability:

	APRIL 30
(in thousands)	2017	2016

PRODUCT WARRANTY RESERVE
Beginning balance	$2,926	$2,643
Accrual for warranties	18,552	16,279
Settlements	(18,216)	(15,996)
Ending balance at fiscal year end	$3,262	$2,926

Lease Agreements

The Company leases certain office buildings, manufacturing buildings, service centers and equipment. Total rental expenses under operating leases amounted to approximately $10.9 million, $9.8 million and $8.8 million, in fiscal years 2017, 2016 and 2015, respectively. Minimum rental commitments as of April 30, 2017, under noncancelable leases with terms in excess of one year are as follows:

FISCAL YEAR	OPERATING (in thousands)	CAPITAL (in thousands)
2018	$2,884	$1,796
2019	1,258	1,401
2020	937	1,167
2021	602	863
2022	119	672
2023 (and thereafter)	16	1,490
	$5,816	$7,389
Less amounts representing interest (2% - 6.5%)		(541)
Total obligations under capital leases		$6,848

Related Parties

During fiscal 1985, prior to becoming a publicly held corporation, the Company entered into an agreement with a partnership which includes certain former executive officers and current significant shareholders of the Company, to lease the Company’s headquarters building which was constructed and is owned by the partnership. The Company has subsequently renewed this lease in accordance with Company policy and procedures which includes approval by the Board of Directors. In considering the renewal of this lease, the Company assesses the lease terms in relation to market terms for comparable properties. Based upon this review, the Company believes that the rent under the lease is in line with market rates that could be obtained at arm’s length from unaffiliated third parties. As of April 30, 2017, the Company is in the second year of the latest five-year renewal period, which expires in 2021. In April 2017, the Company gave notice that it would be terminating the lease on May 31, 2018. Under this agreement, rental expense was $0.5 million, $0.5 million and $0.5 million, in fiscal years 2017, 2016 and 2015, respectively. Rent due during the remaining term of the lease is approximately $0.5 million (included in the preceding table).

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

At April 30, 2017, the Company's two largest customers, Customers A and B, represented 8.2% and 20.7% of the Company's gross customer receivables, respectively. At April 30, 2016, Customers A and B represented 12.4% and 21.0% of the Company’s gross customer receivables, respectively.

 The following table summarizes the percentage of sales to the Company's two largest customers for the last three fiscal years:

	PERCENT OF ANNUAL GROSS SALES
	2017	2016	2015
Customer A	20.7%	23.9%	26.5%
Customer B	16.5%	17.2%	18.6%

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
The Company's financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable and short- and long-term debt on the Consolidated Balance Sheets approximate their fair value. The following table summarizes the fair value of assets that are recorded in the Company’s consolidated financial statements as of April 30, 2017 and 2016 at fair value on a recurring basis:

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2017
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS:
Money market funds	$50,146	$—	$—
Mutual funds	1,038	—	—
Certificates of deposit	72,250	—	—
Total assets at fair value	$123,434	$—	$—

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2016
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS:
Money market funds	$30,490	$—	$—
Mutual funds	998	—	—
Certificates of deposit	47,500	—	—
Total assets at fair value	$78,988	$—	$—

Note N -- Quarterly Financial Data (Unaudited)

FISCAL 2017	07/31/16	10/31/2016	01/31/17	04/30/17
(in thousands, except per share amounts)
Net sales	$258,150	$264,076	$249,285	$258,737
Gross profit	59,317	56,152	51,596	57,571
Income before income taxes	31,960	28,430	21,773	26,762
Net income	21,661	17,637	14,553	17,348
Earnings per share
Basic	$1.33	$1.08	$0.90	$1.07
Diluted	$1.32	$1.07	$0.89	$1.06

FISCAL 2016	07/31/15	10/31/2015	01/31/16	04/30/16
(in thousands, except per share amounts)
Net sales	$231,198	$256,292	$218,632	$240,923
Gross profit	50,173	56,052	44,598	48,871
Income before income taxes	23,721	28,533	18,683	20,849
Net income	15,158	18,180	12,013	13,372
Earnings per share
Basic	$0.94	$1.12	$0.74	$0.82
Diluted	$0.92	$1.10	$0.73	$0.81

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Woodmark Corporation:

We have audited the accompanying consolidated balance sheets of American Woodmark Corporation and subsidiary (the Company), as of April 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of American Woodmark Corporation and subsidiary as of April 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three year period ended April 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 29, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
June 29, 2017

Management's Annual Report on Internal Control over Financial Reporting

Management has responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2017. In making its assessment, Management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Management concluded that based on its assessment, American Woodmark Corporation’s internal control over financial reporting was effective as of April 30, 2017. The Company’s internal control over financial reporting as of April 30, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in this Annual Report on Form 10-K.

/s/ S. CARY DUNSTON

S. Cary Dunston
President and Chief Executive Officer

/s/ M. SCOTT CULBRETH

M. Scott Culbreth
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm –
Internal Control over Financial Reporting

The Board of Directors and Shareholders of American Woodmark Corporation:

We have audited American Woodmark Corporation’s (the Company) internal control over financial reporting as of April 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, American Woodmark Corporation maintained, in all material respects, effective internal control over financial reporting as of April 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Woodmark Corporation and subsidiary as of April 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2017 and our report dated June 29, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia
June 29, 2017

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Senior Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2017.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting.  Management has conducted an assessment of the Company’s internal control over financial reporting as of April 30, 2017.  Management’s report regarding that assessment is included with the Consolidated Financial Statements included in this report under Item 8, “Financial Statements and Supplementary Data,” and is incorporated in this Item by reference.

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

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K:

(1)the information concerning the Company’s directors is set forth under the caption “Item 1 - Election of Directors - Information Regarding Nominees” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on August 24, 2017 (“Proxy Statement”) and is incorporated in this Item by reference;

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

Item 11.        EXECUTIVE COMPENSATION

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K, the information set forth under the captions “Executive Compensation,” “Report of the Compensation Committee, ” "Compensation Committee Interlocks and Insider Participation," "Company's Compensation Policies and Practices Relating to Risk Management" and "Non-Management Directors' Compensation" in the Proxy Statement is incorporated in this Item by reference.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K, the information set forth under the caption “Security Ownership” in the Proxy Statement is incorporated in this Item by reference.

Equity Compensation Plans

The following table summarizes information about the Company’s equity compensation plans as of April 30, 2017:

	Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	—	—	881,010
Options	54,918	$37.95
Performance-based restricted stock units	125,067	N/A (2)
Service-based restricted stock units	67,454	N/A (2)
Equity compensation plans not approved by security holders(3)	—	—	—
Total	247,439	$35.15	881,010

(1) At April 30, 2017, the Company had stock option and restricted stock unit awards outstanding under four different plans: Amended and Restated 2004 Stock Incentive Plan for Employees, 2006 Non-Employee Directors Equity Ownership Plan, 2011 Non-Employee Directors Equity Ownership Plan and 2015 Non-Employee Directors Restricted Stock Unit Plan.
(2) Excludes exercise price for restricted stock units issued under the Amended and Restated 2004 Stock Incentive Plan for Employees, 2006  Non-Employee Directors Equity Ownership Plan, 2011 Non-Employee Directors Equity Ownership Plan and 2015 Non-Employee Directors Restricted Stock Unit Plan because they are converted into common stock on a one-for-one basis at no additional cost.
(3) The Company does not have equity compensation plans that have not been approved by the Company's security holders.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K, the information set forth under the captions “Certain Related Party Transaction,” and “Corporate Governance – Director Independence” in the Proxy Statement is incorporated in this Item by reference.

Item 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K, the information concerning fees and services of the Company’s principal accounting firm set forth under the captions “Report of the Audit Committee - Independent Auditor Fee Information” and “Report of the Audit Committee - Pre-Approval Policies and Procedures” in the Proxy Statement is incorporated in this Item by reference.

PART IV

Item 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements
The following consolidated financial statements of American Woodmark Corporation are incorporated by reference to Item 8 of this report:
Consolidated Balance Sheets as of April 30, 2017 and 2016
Consolidated Statements of Income – for each year of the three-year period ended April 30, 2017.
Consolidated Statements of Comprehensive Income – for each year of the three-year period ended April 30, 2017.
Consolidated Statements of Shareholders’ Equity – for each year of the three-year period ended April 30, 2017.
Consolidated Statements of Cash Flows – for each year of the three-year period ended April 30, 2017.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.
Management’s Annual Report on Internal Control over Financial Reporting.
Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting.

(a)2.	Financial Statement Schedules
The following financial statement schedule is filed as a part of this Form 10-K:
Schedule II – Valuation of Qualifying Accounts for each year of the three-year period ended April 30, 2017.
Schedules other than the one listed above are omitted either because they are not required or are inapplicable.

(a)3.	Exhibits

3.1
Articles of Incorporation as amended effective September 10, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended July 31, 2004; Commission File No. 000-14798).

3.2	Bylaws, as amended and in effect as of August 25, 2016 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended July 31, 2016; Commission File No. 000-14798).

3.3	Bylaws - as amended and restated effective August 24, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed on May 26, 2017; Commission File No. 000-14798).

4.1	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2).

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

10.10 (b)
Loan Agreement, dated as of December 31, 2001, between the Company and Amende Cabinet Corporation, a wholly owned subsidiary of the Company (incorporated by reference to Exhibit 10.10(k) to the Registrant’s Form 10-K for the fiscal year ended April 30, 2002; Commission File No. 000-14798).

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

10.11	2016 Employee Stock Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A as filed on June 29, 2016; Commission File No. 000-14798).

21	Subsidiary of the Company (Filed Herewith).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (Filed Herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished Herewith).

101
Interactive Data File for the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (Filed Herewith).

*Management contract or compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts

AMERICAN WOODMARK CORPORATION
(In Thousands)

Description (a)	Balance at Beginning of Year	Additions (Reductions) Charged to Cost and Expenses		Other	Deductions		Balance at End of Year

Year ended April 30, 2017:

Allowance for doubtful accounts	$171	$200		$—	$(223)	(b)	$148

Reserve for cash discounts	$827	$10,027	(c)	$—	$(9,875)	(d)	$979

Reserve for sales returns and allowances	$1,782	$7,962	(c)	$—	$(7,613)		$2,131

Year ended April 30, 2016:

Allowance for doubtful accounts	$173	$108		$—	$(110)	(b)	$171

Reserve for cash discounts	$746	$9,570	(c)	$—	$(9,489)	(d)	$827

Reserve for sales returns and allowances	$1,594	$7,833	(c)	$—	$(7,645)		$1,782

Year ended April 30, 2015:

Allowance for doubtful accounts	$102	$184		$—	$(113)	(b)	$173

Reserve for cash discounts	$727	$8,859	(c)	$—	$(8,840)	(d)	$746

Reserve for sales returns and allowances	$1,639	$7,326	(c)	$—	$(7,371)		$1,594

(a)	All reserves relate to accounts receivable.

(b)	Principally write-offs, net of collections.

(c)	Reduction of gross sales.

(d)	Cash discounts granted.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Woodmark Corporation
(Registrant)

June 29, 2017	/s/ S. CARY DUNSTON
S. Cary Dunston President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 29, 2017	/s/ S. CARY DUNSTON	June 29, 2017	/s/ M. SCOTT CULBRETH
	S. Cary Dunston President and Chief Executive Officer (Principal Executive Officer) Director		M. Scott Culbreth Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

June 29, 2017	/s/ KENT B. GUICHARD	June 29, 2017	/s/ ANDREW B. COGAN
	Kent B. Guichard Chairman of the Board Director		Andrew B. Cogan Director

June 29, 2017	/s/ JAMES G. DAVIS, JR.	June 29, 2017	/s/ MARTHA M. HAYES
	James G. Davis, Jr. Director		Martha M. Hayes Director

June 29, 2017	/s/ DANIEL T. HENDRIX	June 29, 2017	/s/ CAROL B. MOERDYK
	Daniel T. Hendrix Director		Carol B. Moerdyk Director

June 29, 2017	/s/ DAVID W. MOON	June 29, 2017	/s/ VANCE W. TANG
	David W. Moon Director		Vance W. Tang Director

In accordance with Securities and Exchange Commission requirements, the Company will furnish copies of all exhibits to its Form 10-K not contained herein upon receipt of a written request and payment of $0.10 per page to:

Mr. Kevin Dunnigan
Assistant Treasurer
American Woodmark Corporation
P.O. Box 1980
Winchester, Virginia 22604-8090