Form 10-Q
period 2017-07-31
AMERICAN WOODMARK CORP
filed 2017-08-30
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 31, 2017

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-14798

American Woodmark Corporation
(Exact name of registrant as specified in its charter)

Virginia		54-1138147
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3102 Shawnee Drive, Winchester, Virginia		22601
(Address of principal executive offices)		(Zip Code)

(540) 665-9100
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes X     No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,”  “accelerated filer,” “smaller reporting company” or an "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]
Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ___  No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 29, 2017, 16,249,910 shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	July 31, 2017	April 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$175,597	$176,978
Investments - certificates of deposit	54,750	51,750
Customer receivables, net	62,771	63,115
Inventories	44,477	42,859
Prepaid expenses and other	4,828	4,526
Total Current Assets	342,423	339,228

Property, plant and equipment, net	115,427	107,933
Investments - certificates of deposit	27,000	20,500
Promotional displays, net	5,780	5,745
Deferred income taxes	16,460	18,047
Other assets	10,119	9,820
TOTAL ASSETS	$517,209	$501,273

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$40,902	$41,312
Current maturities of long-term debt	1,691	1,598
Accrued compensation and related expenses	28,606	36,162
Accrued marketing expenses	9,458	8,655
Income taxes payable	6,293	—
Other accrued expenses	12,214	13,770
Total Current Liabilities	99,164	101,497

Long-term debt, less current maturities	16,211	15,279
Defined benefit pension liabilities	25,790	28,032
Other long-term liabilities	3,623	4,016

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at July 31, 2017: 16,291,410;
at April 30, 2017: 16,232,775	171,365	168,835
Retained earnings	241,229	224,031
Accumulated other comprehensive loss -
Defined benefit pension plans	(40,173)	(40,417)
Total Shareholders' Equity	372,421	352,449
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$517,209	$501,273

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	July 31,
	2017	2016

Net sales	$276,827	$258,150
Cost of sales and distribution	218,333	198,833
Gross Profit	58,494	59,317

Selling and marketing expenses	18,153	16,463
General and administrative expenses	9,507	10,932
Operating Income	30,834	31,922

Interest expense	81	159
Other income	(619)	(197)
Income Before Income Taxes	31,372	31,960

Income tax expense	9,091	10,299

Net Income	$22,281	$21,661

Net Earnings Per Share

Weighted Average Shares Outstanding
Basic	16,271,788	16,264,380
Diluted	16,355,045	16,380,983

Net earnings per share
Basic	$1.37	$1.33
Diluted	$1.36	$1.32

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2017	2016

Net income	$22,281	$21,661

Other comprehensive income, net of tax:
Change in pension benefits, net of deferred taxes of $(156) and $(173), respectively	244	270

Total Comprehensive Income	$22,525	$21,931

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$22,281	$21,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,536	4,497
Net loss on disposal of property, plant and equipment	32	136
Stock-based compensation expense	945	846
Deferred income taxes	1,650	1,896
Pension contributions in excess of expense	(1,841)	(1,159)
Contributions of employer stock to employee benefit plan	3,554	2,926
Other non-cash items	(258)	(152)
Changes in operating assets and liabilities:
Customer receivables	406	(1,907)
Inventories	(1,826)	(720)
Prepaid expenses and other assets	(1,260)	617
Accounts payable	(410)	3,910
Accrued compensation and related expenses	(7,556)	(7,264)
Income taxes payable	6,293	7,198
Other accrued expenses	(976)	462
Net Cash Provided by Operating Activities	26,570	32,947

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(10,643)	(4,227)
Proceeds from sales of property, plant and equipment	2	9
Purchases of certificates of deposit	(17,250)	(42,500)
Maturities of certificates of deposit	7,750	7,500
Investment in promotional displays	(1,037)	(1,353)
Net Cash Used by Investing Activities	(21,178)	(40,571)

FINANCING ACTIVITIES
Payments of long-term debt	(455)	(426)
Proceeds from long-term debt	734	750
Proceeds from issuance of common stock	1,257	2,020
Repurchase of common stock	(5,562)	(5,100)
Notes receivable, net	—	167
Withholding of employee taxes related to stock-based compensation	(2,747)	(1,687)
Net Cash Used by Financing Activities	(6,773)	(4,276)

Net Decrease in Cash and Cash Equivalents	(1,381)	(11,900)

Cash and Cash Equivalents, Beginning of Period	176,978	174,463

Cash and Cash Equivalents, End of Period	$175,597	$162,563

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2018.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2017 filed with the U.S. Securities and Exchange Commission (“SEC”).

Note B--New Accounting Pronouncements -

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU 2016-02 requires lessees to recognize most leases on-balance sheet, which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes "Topic 840 - Leases." ASU 2016-02 is effective for public companies for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements, however, if at adoption the Company has similar obligations for leases as it had at July 31, 2017, the Company believes this guidance will not have a material impact on its results of operations, cash flows and financial position.

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

Note C--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended
	July 31,
(in thousands, except per share amounts)	2017	2016
Numerator used in basic and diluted net earnings
per common share:
Net income	$22,281	$21,661
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	16,272	16,264
Effect of dilutive securities:
Stock options and restricted stock units	83	117
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	16,355	16,381
Net earnings per share
Basic	$1.37	$1.33
Diluted	$1.36	$1.32

The Company repurchased a total of 56,700 and 72,400 shares of its common stock during the three-month periods ended July 31, 2017 and 2016, respectively. There were no potentially dilutive securities for the three-month periods ended July 31, 2017 and 2016, which were excluded from the calculation of net earnings per diluted share.

Note D--Stock-Based Compensation

The Company has various stock-based compensation plans. During the three-months ended July 31, 2017, the Company approved grants of service-based restricted stock units (“RSUs”) and performance-based RSUs to key employees.  The employee performance-based RSUs totaled 33,080 units and the employee service-based RSUs totaled 17,840 units. The performance-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if they remain continuously employed with the Company until the units vest.  All of the Company’s RSUs granted to employees cliff-vest three years from the grant date.

For the three-month periods ended July 31, 2017 and 2016, stock-based compensation expense was allocated as follows:

	Three Months Ended July 31,
(in thousands)	2017	2016
Cost of sales and distribution	$244	$154
Selling and marketing expenses	246	257
General and administrative expenses	455	435
Stock-based compensation expense	$945	$846

During the three months ended July 31, 2017, the Company also approved grants of 4,496 cash-settled performance-based restricted stock tracking units ("RSTUs") and 2,519 cash-settled service-based RSTUs for more junior level employees.  Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of a share of the Company's common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of a share of the Company's common stock as of the payment date if they remain continuously employed with the Company until the units vest.  All of the RSTUs cliff-vest three years from the grant date.  Since the RSTUs will be settled in cash, the grant date fair value of these awards is recorded as a liability until the date of payment.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value.  The Company recognized expense of $225 thousand and $51 thousand for the three-month periods ended July 31, 2017 and 2016, respectively. A liability for payment of the RSTUs is included in the Company's balance sheets in the amount of $0.8 million and $1.5 million as of July 31, 2017 and April 30, 2017, respectively.

Note E--Customer Receivables

The components of customer receivables were:

	July 31,	April 30,
(in thousands)	2017	2017
Gross customer receivables	$65,967	$66,373
Less:
Allowance for doubtful accounts	(176)	(148)
Allowance for returns and discounts	(3,020)	(3,110)

Net customer receivables	$62,771	$63,115

Note F--Inventories

The components of inventories were:

	July 31,	April 30,
(in thousands)	2017	2017
Raw materials	$20,195	$18,230
Work-in-process	18,283	18,704
Finished goods	19,446	19,372

Total FIFO inventories	57,924	56,306

Reserve to adjust inventories to LIFO value	(13,447)	(13,447)

Total LIFO inventories	$44,477	$42,859

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

The following is a reconciliation of the Company’s warranty liability, which is included in other accrued expenses on the balance sheet:

	Three Months Ended
	July 31,
(in thousands)	2017	2016
Beginning balance at May 1	$3,262	$2,926
Accrual	5,144	4,420
Settlements	(4,880)	(4,334)

Ending balance at July 31	$3,526	$3,012

Note H--Cash Flow

Supplemental disclosures of cash flow information:

	Three Months Ended
	July 31,
(in thousands)	2017	2016
Cash paid during the period for:
Interest	$93	$144
Income taxes	$1,123	$357

Note I--Pension Benefits

Effective April 30, 2012, the Company froze all future benefit accruals under the Company’s hourly and salary defined-benefit pension plans.

Net periodic pension (benefit) cost consisted of the following for the three-month periods ended July 31, 2017 and 2016:

	Three Months Ended
	July 31,
(in thousands)	2017	2016
Interest cost	$1,432	$1,443
Expected return on plan assets	(2,234)	(2,020)
Recognized net actuarial loss	400	443

Net periodic pension (benefit) cost	$(402)	$(134)

The Company expects to contribute a total of $19.3 million to its pension plans in fiscal 2018, which represents both required and discretionary funding. On August 24, 2017, the Board of Directors of the Company approved up to $13.6 million of discretionary funding which is included in the total expected contributions for the year. As of July 31, 2017, $1.4 million of contributions had been made. The Company made contributions of $27.3 million to its pension plans in fiscal 2017.

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

The following table summarizes the fair values of assets that are recorded in the Company’s unaudited condensed consolidated financial statements as of July 31, 2017 and April 30, 2017 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of July 31, 2017
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$50,243	$—	$—
Mutual funds	1,052	—	—
Certificates of deposit	81,750	—	—
Total assets at fair value	$133,045	$—	$—

	As of April 30, 2017
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$50,146	$—	$—
Mutual funds	1,038	—	—
Certificates of deposit	72,250	—	—
Total assets at fair value	$123,434	$—	$—

Note K--Loans Payable and Long-Term Debt

The Company's outstanding indebtedness and other obligations to Wells Fargo Bank, N.A. are unsecured. Under the terms of its revolving credit facility, the Company must (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.5 to 1.0 measured on a rolling four-quarter basis; and (3) comply with other customary affirmative and negative covenants.  The Company was in compliance with all covenants specified in the credit facility as of July 31, 2017, including as follows: (1) the Company’s ratio of total liabilities to tangible net worth at July 31, 2017 was 0.39 to 1.0; and (2) the Company's ratio of cash flow to fixed charges for its most recent four quarters was 4.5 to 1.0.

Note L--Income Taxes

The Company’s effective income tax rate for the three-month period ended July 31, 2017 was 29.0%, compared with 32.2%, in the comparable period of the prior fiscal year. The decrease in the effective tax rate for the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017 was primarily due to a benefit from stock-based compensation transactions. During the first quarters of fiscal 2018 and 2017, the Company recognized an excess tax benefit of $2.2 million and $0.9 million, respectively, related to the adoption of ASU 2016-09, accounting guidance relating to stock-based compensation.

Note M--Other Information

The Company is involved in suits and claims in the normal course of business, including without limitation product liability and general liability claims, and claims pending before the Equal Employment Opportunity Commission.  On at least a quarterly basis, the Company consults with its legal counsel to ascertain the reasonable likelihood that such claims may result in a loss.  As required by FASB Accounting Standards Codification Topic 450, “Contingencies” (ASC 450), the Company categorizes the various suits and claims into three categories according to their likelihood for resulting in potential loss: those that are probable, those that are reasonably possible, and those that are deemed to be remote.  Where losses are deemed to be probable and estimable, accruals are made. Where losses are deemed to be reasonably possible, a range of loss estimates is determined and considered for disclosure.  In determining these loss range estimates, the Company considers known values of similar claims and consults with outside counsel.

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims that were deemed to be either probable or reasonably possible was not material as of July 31, 2017.

Item 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes, both of which are included in Part I, Item 1 of this report.  The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

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

Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report, including elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and also in the Company's most recent Annual Report on Form 10-K for the fiscal year ended April 30, 2017, filed with the SEC, including under Item 1A, "Risk Factors," Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."  While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a material adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent dealers and distributors.  At July 31, 2017, the Company operated nine manufacturing facilities and seven service centers across the country.

The three-month period ended July 31, 2017 was the Company’s first quarter of its fiscal year that ends on April 30, 2018 (“fiscal 2018”).  During the first quarter of fiscal 2018, the Company continued to experience improving market conditions from the housing market downturn that began in 2007.

The Company’s remodeling-based business was impacted by the following trends during the first quarter of the Company’s fiscal 2018:

•
The median price per existing home sold rose during the second calendar quarter of 2017 compared to the same period one year ago by 6.5% according to data provided by the National Association of Realtors, and existing home sales increased 1.6% during the second calendar quarter of 2017 compared to the same period in the prior year;

•	The unemployment rate improved to 4.3% as of July 2017 compared to 4.9% as of July 2016 according to data provided by the U.S. Department of Labor;

•
Mortgage interest rates remained low with a thirty-year fixed mortgage rate of approximately 3.97% in July 2017, an increase of approximately 53 basis points compared to the same period in the prior year, according to Freddie Mac; and

•	Consumer sentiment as tracked by Thomson Reuters/University of Michigan improved from 90.0 in July 2016 to 93.4 in July 2017.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, housing affordability and sales reported by the Kitchen Cabinet Manufacturers Association (“KCMA”), a trade organization that issues the aggregate sales that have been reported by its members including the largest cabinet manufacturers in the United States.  Based on the totality of factors listed above, the Company believes that the cabinet remodeling market increased in the low single digits during the first quarter of fiscal 2018.

The Company’s largest remodeling customers and competitors continued to utilize sales promotions in the Company’s product category to boost sales and some competitors accelerated their promotional activity.  These promotions consisted of free products and/or cash discounts to consumers based upon the amount or type of cabinets they purchased.  The Company strives to maintain its promotional levels in line with market activity, with a goal of remaining competitive.  The Company experienced promotional levels during the first quarter of fiscal 2018 that were higher than those experienced in the same period of the prior year.

The Company’s remodeling sales increased 1% during the first quarter of fiscal 2018 compared with the same prior-year period. Our Waypoint brand, which serves the dealer channel, represented approximately 11% of our overall sales and grew by 20% during the first quarter when compared to the comparable prior-year period. Management believes that the Company has improved market share within the dealer channel while it has lost share within big box retailers.

Regarding new construction markets, the Company believes that fluctuations in single-family housing starts are the best indicator of cabinet activity.  Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts rose approximately 9% during the first quarter of the Company’s fiscal 2018 over the comparable prior year period.

Sales in the new construction channel increased 12% in the first quarter of fiscal 2018 when compared with the same period of fiscal 2017. The Company believes it continued to over index the market both due to share penetration with our builder partners as well as the health of the markets where we concentrate our business.

The Company’s total net sales rose 7% during the first quarter fiscal 2018 compared to the same prior-year period, which management believes was driven primarily by a rise in overall market activity.

As of July 31, 2017, the Company had total net deferred tax assets of $16.5 million, down from $18.0 million at April 30, 2017.  The reduction in total net deferred tax assets from April 30, 2017 to July 31, 2017 is primarily due to stock based compensation transactions over that time period. The Company regularly considers the need for a valuation allowance against its deferred tax assets. Deferred tax assets are reduced by a valuation allowance when, after considering all positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  The Company has recorded a valuation allowance related to deferred tax assets for certain state investment tax credit (“ITC”) carryforwards. These credits expire in various years beginning in fiscal 2020.  The Company believes based on positive evidence of the housing industry improvement along with four consecutive years of profitability that the Company will more likely than not realize all other remaining deferred tax assets.

The Company earned net income of $22.3 million for the first quarter of fiscal 2018, compared with $21.7 million in the first quarter of its prior fiscal year.

Results of Operations

	Three Months Ended
	July 31,
(in thousands)	2017	2016	Percent Change

Net sales	$276,827	$258,150	7%
Gross profit	58,494	59,317	(1)
Selling and marketing expenses	18,153	16,463	10
General and administrative expenses	9,507	10,932	(13)

Net Sales. Net sales were $276.8 million for the first quarter of fiscal 2018, an increase of 7% compared with the first quarter of fiscal 2017. Overall unit volume for the three-month period ended July 31, 2017 improved by 6%, while average revenue per unit increased 1% during the three-month period driven by improvements in the Company’s sales mix.

Gross Profit.  Gross profit margin for the first quarter of fiscal 2018 was 21.1%, compared with 23.0% for the same period of fiscal 2017.  Gross profit in the current quarter was unfavorably impacted by higher transportation costs, raw material inflation and higher healthcare costs. The prior year quarter benefited from unusually low healthcare costs.

Selling and Marketing Expenses.  Selling and marketing expenses were 6.6% of net sales in the first quarter of fiscal 2018, compared with 6.4% of net sales for the same period in fiscal 2017.  Selling and marketing expenses as a percentage of net sales slightly increased during the first quarter of fiscal 2018 as a result of timing of new product launch costs and higher customer display costs.

General and Administrative Expenses.  General and administrative expenses were 3.4% of net sales in the first quarter of fiscal 2018, compared with 4.2% of net sales in the first quarter of fiscal 2017. The decrease in general and administrative expenses as a percentage of net sales during the first quarter of fiscal 2018 was driven by favorable leverage from increased sales, lower incentive compensation costs and ongoing expense controls.

Effective Income Tax Rates.  The Company’s effective income tax rate for the three-month period ended July 31, 2017 was 29.0% compared with 32.2% in the comparable period of the prior fiscal year. The decrease in the effective tax rate for the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017 was primarily due to a benefit from stock-based compensation transactions. During the first quarters of fiscal 2018 and 2017, the Company recognized an excess tax benefit of $2.2 million and $0.9 million, respectively, related to the adoption of ASU 2016-09, accounting guidance relating to stock-based compensation.

Outlook.  The Company believes that the average price of existing home sales will continue to increase driven by growth in both employment and new household formations. In this environment, the Company expects the cabinet remodeling market will show modest improvement during the remainder of fiscal 2018 but overall activity will continue to be below historical averages. Within the cabinet remodeling market, the Company expects independent dealers to outperform other channels of distribution primarily due to their more affluent customer base. The Company expects its market share in the home center channel will return to normalized levels for the remainder of fiscal 2018, however this is heavily dependent upon competitive promotional activity. The Company also expects to continue to increase market share in the dealer channel. This combination is expected to result in remodeling sales growth that exceeds the market rate.

The Company expects that single-family housing starts and in turn, new construction cabinet sales, will grow approximately 8-10% during the remainder of its fiscal year 2018, and that the Company’s new construction sales growth will continue to exceed this level for the remainder of its current fiscal year, but at a lower rate than fiscal 2017, as comparable prior year sales levels become more challenging to exceed.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents totaled $175.6 million at July 31, 2017, representing a $1.4 million decrease from its April 30, 2017 levels.  At July 31, 2017, total long-term debt (including current maturities) was $17.9 million, an increase of $1.0 million from its balance at April 30, 2017.  The Company’s ratio of long-term debt to total capital was 4.2% at both July 31, 2017 and April 30, 2017.

The Company’s main source of liquidity is its cash and cash equivalents on hand and cash generated from its operating activities. The Company can borrow up to $35 million under its revolving credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”), which expires on December 31, 2018.  This facility had an available borrowing base of $35 million at July 31, 2017.

The Company's outstanding indebtedness and other obligations to Wells Fargo are unsecured. Under the terms of its revolving credit facility, the Company must: (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.5 to 1.0 measured on a rolling four-quarter basis; and (3) comply with other customary affirmative and negative covenants.  The Company was in compliance with all covenants specified in the credit facility as of July 31, 2017, including as follows: (1) the Company’s ratio of total liabilities to tangible net worth at July 31, 2017 was 0.39 to 1.0; and (2) cash flow to fixed charges for its most recent four quarters was 4.5 to 1.0.

The revolving credit facility does not limit the Company’s ability to pay dividends or repurchase its common shares as long as the Company is in compliance with these covenants.

Cash provided by operating activities in the first three months of fiscal 2018 was $26.6 million, compared with $32.9 million in the comparable period of fiscal 2017.  The decrease in the Company’s cash from operating activities was driven primarily by higher inventories to support increased sales and lower increases in accounts payable.

The Company’s investing activities primarily consist of purchases and maturities of certificates of deposit, investment in property, plant and equipment and promotional displays.  Net cash used for investing activities was $21.2 million in the first three months of fiscal 2018, compared with $40.6 million in the comparable period of fiscal 2017. The decrease in cash used was due to a $25.3 million reduced investment in certificates of deposit which was partially offset by increased investment in property, plant and equipment.

During the first three months of fiscal 2018, net cash used by financing activities was $6.8 million, compared with $4.3 million in the comparable period of the prior fiscal year.  The increase in cash used was driven by the Company’s repurchase of 56,700 shares of common stock at a cost of $5.6 million, a $0.5 million increase from the prior year, a decrease in proceeds from the exercise of stock options of $0.8 million and an increase in withholding of employee taxes related to stock-based compensation of $1.1 million.

Under a stock repurchase authorization approved by its Board of Directors on November 19, 2015, the Company was authorized to purchase up to $20 million of the Company's common shares. On November 30, 2016, the Board of Directors authorized an additional stock repurchase program of up to $50 million of the Company's common shares. This authorization is in addition to the stock repurchase program authorized on November 19, 2015. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Company’s revolving credit facility, and other factors management deems relevant. At July 31, 2017, $59.4 million remained authorized by the Company’s Board of Directors to repurchase the Company’s common shares. The Company purchased a total of 56,700 common shares, for an aggregate purchase price of

$5.6 million, during the first three months of fiscal 2018, under the authorizations. See Part II. Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" for further information on share repurchases.

On August 24, 2017, the Board of Directors of the Company approved up to $13.6 million of discretionary funding to reduce its defined benefit pension liabilities.

On November 30, 2016 the Board of Directors of the Company approved the construction of a new corporate headquarters in Winchester, Virginia. The new space will consolidate employees that currently occupy four buildings in Winchester, Virginia and Frederick County, Virginia, in early calendar 2018. It is expected that the new building will be self-funded for approximately $30 million, of which $6.6 million has been spent through July 31, 2017. During the first three months of fiscal 2018, approximately $3.6 million in costs were incurred related to the new company headquarters.

Cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations and fund capital expenditures for the remainder of fiscal 2018.

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

Critical Accounting Policies

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no significant changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Since the end of the fiscal year ended April 30, 2017, the Company has had no material exposure to changes in interest rates for its debt agreements.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 31, 2017.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.  In addition, there has been no change in the Company's internal control over financial reporting that occurred during the quarter ended July 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the Company’s business.  The Company is not party to any material litigation that does not constitute ordinary, routine litigation incidental to its business.

Item 1A. Risk Factors

Risk factors that may affect the Company’s business, results of operations and financial condition are described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2017 and there have been no material changes from the risk factors disclosed.  Additional risks are discussed elsewhere in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Forward-Looking Statements” and “Outlook.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details share repurchases made by the Company during the first quarter of fiscal 2018:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (000)
	(1)	Per Share	Programs	(1)
May 1 - 31, 2017	—	$—	—	$65,000
June 1 - 30, 2017	—	$—	—	$65,000
July 1 - 31, 2017	56,700	$98.07	56,700	$59,400
Quarter ended July 31, 2017	56,700	$98.07	56,700	$59,400

(1) Under a stock repurchase authorization approved by its Board of Directors on November 19, 2015, the Company was authorized to purchase up to $20 million of the Company's common shares. On November 30, 2016, the Board of Directors authorized an additional stock repurchase program of up to $50 million of the Company's common shares. This authorization is in addition to the stock repurchase program authorized on November 19, 2015. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Company’s revolving credit facility, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management expects to fund any share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. In the first quarter of fiscal 2018, the Company repurchased 56,700 common shares for an aggregate purchase price of $5.6 million, under the authorization, pursuant to a repurchase plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. At July 31, 2017, $59.4 million remained authorized by the Company's Board of Directors to repurchase the Company's common shares.

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of American Woodmark Corporation held on August 24, 2017, the holders of 15,226,710 of the 16,305,346 shares of the Company's common stock outstanding voted on one or more matters either in person at the meeting or by duly executed and delivered proxies. The shareholders approved the four items outlined in the Company's Proxy Statement that was sent to shareholders and filed with the SEC in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

The following items were approved at the Company's Annual Meeting:

	Votes	Votes	Broker
	"FOR"	"WITHHELD"	"NON-VOTES"

1. Election of the Board of Directors:
Andrew B. Cogan	12,323,609	2,165,072	738,029
James G. Davis, Jr.	12,964,557	1,524,124	738,029
S. Cary Dunston	13,855,894	632,787	738,029
Martha M. Hayes	14,160,126	328,555	738,029
Daniel T. Hendrix	13,484,679	1,004,002	738,029
Carol B. Moerdyk	14,023,427	465,254	738,029
David W. Moon	14,359,369	129,312	738,029
Vance W. Tang	14,363,937	124,744	738,029

	Votes	Votes	Votes	Broker
	"FOR"	"AGAINST"	"ABSTAINED"	"NON-VOTES"

2. Ratification of Selection of Independent Registered Public Accounting Firm	14,771,304	432,805	22,601	—
3. Advisory Vote to Approve Executive Compensation	14,039,605	225,241	223,835	738,029

	Votes for	Votes for	Votes for	Votes	Broker
	"1 YEAR"	"2 YEARS"	"3 YEARS"	"ABSTAINED"	"NON-VOTES"
4. Advisory Vote of Frequency of Future Advisory Votes on Approve Executive Compensation	9,934,787	89,151	4,412,856	51,887	738,029

Consistent with a majority of the advisory votes cast and the recommendation of the Company's Board of Directors, the Company will include in its proxy materials annually a shareholder advisory vote on the compensation of its named executive officers until the next vote on the frequency of such advisory votes.

Bylaw amendment

Effective August 24, 2017, the Board of Directors of the Company approved an amendment to Article II, Section 2 of the Company's Bylaws. The amendment decreases the number of directors of the Company from nine to eight. The full text of the Bylaws of the Company, marked to show the change, is attached as Exhibit 3.2 to this report and is incorporated in response to this Item by reference thereto.

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

3.2	Bylaws – as amended and restated August 24, 2017 (Filed Herewith).

4.1	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2).

10.1 (a)	Form of Grant Letter used in connection with awards of service-based restricted stock units granted under the Company's 2016 Employee Stock Incentive Plan (Filed Herewith)

10.1 (b)	Form of Grant Letter used in connection with awards of performance-based restricted stock units granted under the Company's 2016 Employee Stock Incentive Plan (Filed Herewith)

10.1 (c)	Form of Grant Letter used in connection with awards of cultural-based restricted stock units granted under the Company's 2016 Employee Stock Incentive Plan (Filed Herewith)
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished Herewith).

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/M. Scott Culbreth
M. Scott Culbreth
Senior Vice President and Chief Financial Officer

Date: August 30, 2017
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

3.2	Bylaws – as amended and restated August 24, 2017 (Filed Herewith).

4.1	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2).

10.1 (a)	Form of Grant Letter used in connection with awards of service-based restricted stock units granted under the Company's 2016 Employee Stock Incentive Plan (Filed Herewith)

10.1 (b)	Form of Grant Letter used in connection with awards of performance-based restricted stock units granted under the Company's 2016 Employee Stock Incentive Plan (Filed Herewith)

10.1 (c)	Form of Grant Letter used in connection with awards of cultural-based restricted stock units granted under the Company's 2016 Employee Stock Incentive Plan (Filed Herewith)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished Herewith).

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).