Form 10-Q
period 2017-10-31
AMERICAN WOODMARK CORP
filed 2017-12-05
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	October 31, 2017

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-14798

American Woodmark Corporation
(Exact name of registrant as specified in its charter)

Virginia		54-1138147
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3102 Shawnee Drive, Winchester, Virginia		22601
(Address of principal executive offices)		(Zip Code)

(540) 665-9100
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes X     No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,”  “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of December 4, 2017, 16,045,712 shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	October 31, 2017	April 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$162,545	$176,978
Investments - certificates of deposit	57,500	51,750
Customer receivables, net	66,211	63,115
Inventories	46,723	42,859
Prepaid expenses and other	9,189	4,526
Total Current Assets	342,168	339,228

Property, plant and equipment, net	121,732	107,933
Investments - certificates of deposit	24,250	20,500
Promotional displays, net	4,729	5,745
Deferred income taxes	10,140	18,047
Other assets	10,286	9,820
TOTAL ASSETS	$513,305	$501,273

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$38,739	$41,312
Current maturities of long-term debt	1,710	1,598
Accrued compensation and related expenses	35,119	36,162
Accrued marketing expenses	12,512	8,655
Other accrued expenses	12,130	13,770
Total Current Liabilities	100,210	101,497

Long-term debt, less current maturities	16,087	15,279
Defined benefit pension liabilities	18,151	28,032
Other long-term liabilities	3,714	4,016

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at October 31, 2017: 16,104,083;
at April 30, 2017: 16,232,775	170,389	168,835
Retained earnings	244,683	224,031
Accumulated other comprehensive loss -
Defined benefit pension plans	(39,929)	(40,417)
Total Shareholders' Equity	375,143	352,449
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$513,305	$501,273

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016

Net sales	$274,769	$264,076	$551,596	$522,226
Cost of sales and distribution	217,434	207,924	435,767	406,757
Gross Profit	57,335	56,152	115,829	115,469

Selling and marketing expenses	18,077	17,146	36,230	33,609
General and administrative expenses	8,443	10,675	17,950	21,607
Operating Income	30,815	28,331	61,649	60,253

Interest expense	24	170	105	329
Other income	(672)	(269)	(1,291)	(466)
Income Before Income Taxes	31,463	28,430	62,835	60,390

Income tax expense	11,708	10,793	20,799	21,092

Net Income	$19,755	$17,637	$42,036	$39,298

Net Earnings Per Share

Weighted Average Shares Outstanding
Basic	16,197,088	16,295,948	16,234,746	16,280,164
Diluted	16,268,078	16,440,321	16,319,224	16,410,652

Net earnings per share
Basic	$1.22	$1.08	$2.59	$2.41
Diluted	$1.21	$1.07	$2.58	$2.39

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016

Net income	$19,755	$17,637	$42,036	$39,298

Other comprehensive income, net of tax:
Change in pension benefits, net of deferred taxes of $(156) and $(172), and $(312) and $(345), for the three and six months ended October 31, 2017 and 2016, respectively	244	270	488	540

Total Comprehensive Income	$19,999	$17,907	$42,524	$39,838

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	October 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$42,036	$39,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,977	8,873
Net loss on disposal of property, plant and equipment	84	174
Stock-based compensation expense	1,609	1,649
Deferred income taxes	7,750	11,250
Pension contributions in excess of expense	(9,081)	(10,732)
Contributions of employer stock to employee benefit plan	3,554	2,926
Other non-cash items	(290)	88
Changes in operating assets and liabilities:
Customer receivables	(2,954)	(12,847)
Inventories	(4,523)	(1,942)
Prepaid expenses and other assets	(6,245)	(2,917)
Accounts payable	(2,573)	2,878
Accrued compensation and related expenses	(1,044)	(1,754)
Other accrued expenses	2,538	3,202
Net cash provided by operating activities	41,838	40,146

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(20,660)	(10,354)
Proceeds from sales of property, plant and equipment	2	26
Purchases of certificates of deposit	(25,000)	(50,500)
Maturities of certificates of deposit	15,500	12,500
Investment in promotional displays	(978)	(2,089)
Net cash used by investing activities	(31,136)	(50,417)

FINANCING ACTIVITIES
Payments of long-term debt	(876)	(854)
Proceeds from long-term debt	734	2,003
Proceeds from issuance of common stock	1,286	2,241
Repurchase of common stock	(23,500)	(10,443)
Notes receivable, net	—	208
Withholding of employee taxes related to stock-based compensation	(2,779)	(1,703)
Net cash used by financing activities	(25,135)	(8,548)

Net decrease in cash and cash equivalents	(14,433)	(18,819)

Cash and cash equivalents, beginning of period	176,978	174,463

Cash and cash equivalents, end of period	$162,545	$155,644

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2018.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2017 filed with the U.S. Securities and Exchange Commission (“SEC”).

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU 2016-02 requires lessees to recognize most leases on-balance sheet, which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes "Topic 840 - Leases." ASU 2016-02 is effective for public companies for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements, however, if at adoption the Company has similar obligations for leases as it had at October 31, 2017, the Company believes this guidance will not have a material impact on its results of operations, cash flows and financial position.

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

Note C--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands, except per share amounts)	2017	2016	2017	2016
Numerator used in basic and diluted net earnings
per common share:
Net income	$19,755	$17,637	$42,036	$39,298
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	16,197	16,296	16,235	16,280
Effect of dilutive securities:
Stock options and restricted stock units	71	144	84	131
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	16,268	16,440	16,319	16,411
Net earnings per share
Basic	$1.22	$1.08	$2.59	$2.41
Diluted	$1.21	$1.07	$2.58	$2.39

The Company repurchased a total of 194,541 and 67,400 shares of its common stock during the three-month periods ended October 31, 2017 and 2016, respectively, and 251,241 and 139,800 shares of its common stock during the six-month periods ended October 31, 2017 and 2016, respectively. There were no potentially dilutive securities for the three- and six-month periods ended October 31, 2017 and 2016, which were excluded from the calculation of net earnings per diluted share.

Note D--Stock-Based Compensation

The Company has various stock-based compensation plans. During the quarter ended October 31, 2017, the Company approved grants of a total of 4,410 service-based restricted stock units (“RSUs”) to non-employee directors.  The service-based RSUs vest daily through the end of the two-year vesting period as long as the recipient continuously remains a member of the Board, and entitle the recipient to receive one share of the Company's common stock per unit granted.  During the six-months ended October 31, 2017, the Board of Directors of the Company also approved grants of service-based RSUs and performance-based RSUs to key employees. The employee performance-based RSUs totaled 33,080 units and the employee service-based RSUs totaled 17,840 units. The performance-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if they remain continuously employed with the Company until the units vest.  All of the Company’s RSUs granted to employees cliff-vest three years from the grant date.

For the three- and six-month periods ended October 31, 2017 and 2016, stock-based compensation expense was allocated as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
(in thousands)	2017	2016	2017	2016
Cost of sales and distribution	$277	$158	$521	$308
Selling and marketing (income) expenses	(44)	250	202	501
General and administrative expenses	431	395	886	840
Stock-based compensation expense	$664	$803	$1,609	$1,649

During the six months ended October 31, 2017, the Company also approved grants of 4,496 cash-settled performance-based restricted stock tracking units ("RSTUs") and 2,519 cash-settled service-based RSTUs for more junior level employees.  Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of a share of the Company's common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of a share of the Company's common stock as of the payment date if they remain continuously employed with the Company until the units vest.  All of the RSTUs cliff-vest three years from the grant date.  Since the RSTUs will be settled in cash, the grant date fair value of these awards is recorded as a liability until the date of payment.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value.  The Company recognized expense of $141 thousand and $152 thousand for the three-month periods ended October 31, 2017 and 2016, respectively, and $366 thousand and $203 thousand for the six-month periods ended October 31, 2017 and 2016, respectively. A liability for payment of the RSTUs is included in the Company's balance sheets in the amount of $1.0 million and $1.5 million as of October 31, 2017 and April 30, 2017, respectively.

Note E--Customer Receivables

The components of customer receivables were:

	October 31,	April 30,
(in thousands)	2017	2017
Gross customer receivables	$69,327	$66,373
Less:
Allowance for doubtful accounts	(156)	(148)
Allowance for returns and discounts	(2,960)	(3,110)

Net customer receivables	$66,211	$63,115

Note F--Inventories

The components of inventories were:

	October 31,	April 30,
(in thousands)	2017	2017
Raw materials	$21,989	$18,230
Work-in-process	18,605	18,704
Finished goods	19,576	19,372

Total FIFO inventories	60,170	56,306

Reserve to adjust inventories to LIFO value	(13,447)	(13,447)

Total LIFO inventories	$46,723	$42,859

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

The following is a reconciliation of the Company’s warranty liability, which is included in other accrued expenses on the balance sheet:

	Six Months Ended
	October 31,
(in thousands)	2017	2016
Beginning balance at May 1	$3,262	$2,926
Accrual	10,076	9,314
Settlements	(9,791)	(9,060)

Ending balance at October 31	$3,547	$3,180

Note H--Cash Flow

Supplemental disclosures of cash flow information:

	Six Months Ended
	October 31,
(in thousands)	2017	2016
Cash paid during the period for:
Interest	$217	$288
Income taxes	$17,461	$11,800

Note I--Pension Benefits

Effective April 30, 2012, the Company froze all future benefit accruals under the Company’s hourly and salary defined-benefit pension plans.

Net periodic pension (benefit) cost consisted of the following for the three- and six-month periods ended October 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2017	2016	2017	2016
Interest cost	$1,432	$1,443	$2,864	$2,886
Expected return on plan assets	(2,234)	(2,019)	(4,468)	(4,039)
Recognized net actuarial loss	400	442	800	885

Net periodic pension benefit	$(402)	$(134)	$(804)	$(268)

The Company expects to contribute a total of $19.3 million to its pension plans in fiscal 2018, which represents both required and discretionary funding. Of that amount, as of October 31, 2017, $8.3 million of contributions had been made. On August 24, 2017, the Board of Directors of the Company approved up to $13.6 million of discretionary funding which is included in the total expected contributions for the year. The Company made contributions of $27.3 million to its pension plans in fiscal 2017.

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

The Company's financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable and short- and long-term debt on the Consolidated Balance Sheets approximate their fair value. The following table summarizes the fair values of assets that are recorded in the Company’s unaudited condensed consolidated financial statements as of October 31, 2017 and April 30, 2017 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of October 31, 2017
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$50,359	$—	$—
Mutual funds	1,067	—	—
Certificates of deposit	81,750	—	—
Total assets at fair value	$133,176	$—	$—

	As of April 30, 2017
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$50,146	$—	$—
Mutual funds	1,038	—	—
Certificates of deposit	72,250	—	—
Total assets at fair value	$123,434	$—	$—
There were no transfers between Level 1, Level 2 or Level 3.
Note K--Loans Payable and Long-Term Debt

The Company's outstanding indebtedness and other obligations to Wells Fargo Bank, N.A. ("Wells Fargo") are unsecured. Under the terms of its revolving credit facility, the Company must (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.5 to 1.0 measured on a rolling four-quarter basis; and (3) comply with other customary affirmative and negative covenants.  The Company was in compliance with all covenants specified in the credit facility as of October 31, 2017, including as follows: (1) the Company’s ratio of total liabilities to tangible net worth at October 31, 2017 was 0.37 to 1.0; and (2) the Company's ratio of cash flow to fixed charges for its most recent four quarters was 3.6 to 1.0.

Note L--Income Taxes

The Company’s effective income tax rate for the three- and six-month periods ended October 31, 2017 was 37.2% and 33.1%, respectively, compared with 38.0% and 34.9%, respectively, in the comparable periods in the prior fiscal year. The decrease in the effective tax rate for the second quarter of fiscal 2018 as compared to the second quarter of fiscal 2017 was primarily due to more favorable permanent tax differences. The decrease in the effective tax rate for the first half of fiscal 2018 as compared to the first half of fiscal 2017 was primarily due to an increase in the benefit from stock-based compensation transactions as well as more favorable permanent tax differences.

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims that were deemed to be either probable or reasonably possible was not material as of October 31, 2017.

On November 30, 2017, the Company, RSI Home Products, Inc., a Delaware corporation (“RSI”), Alliance Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Ronald M. Simon, solely in his capacity as the Stockholder Representative, entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for, at closing, the merger of Merger Sub with and into RSI, with RSI surviving as a wholly-owned subsidiary of the Company (the “Merger”).

Pursuant to the terms and subject to the conditions of the Merger Agreement, as of the effective time of the Merger, the stockholders of RSI will be entitled to receive from the Company, in the aggregate, an amount in net cash equal to approximately $346 million, subject to adjustments and less the aggregate amount paid to the holders of certain RSI options, and approximately 1,457,574 shares of newly issued Company common stock with a market value of approximately $140 million based on the average closing price of the Company’s common stock for the five consecutive trading days immediately preceding the date of the Merger Agreement. The Company will also assume approximately $589 million of RSI indebtedness at closing, consisting largely of RSI’s privately placed 6½% Senior Secured Second Lien Notes due 2023 issued in March 2015. For further information regarding the Merger Agreement and the Merger, please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Merger Agreement with RSI” below.

In connection with the signing of the Merger Agreement, the Company entered into a commitment letter with Wells Fargo and Wells Fargo Securities, LLC providing for a new senior secured credit facility. For further information regarding the commitment letter, please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources - Commitment Letter” below.

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

•	the need to respond to price or product initiatives launched by a competitor;

•	the ability to retain and motivate Company employees;

•	the Company’s ability to successfully implement initiatives related to increasing market share, new products, maintaining and increasing its sales force and new product displays;

•	sales growth at a rate that outpaces the Company’s ability to install new manufacturing capacity or a sales decline that requires reduction or realignment of the Company’s manufacturing capacity;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement or a delay in the completion of the Merger,

•	a failure by either or both parties to satisfy conditions to closing under the Merger Agreement,

•	a failure to obtain any required regulatory or third-party approvals, including any required antitrust approvals, under the Merger Agreement,

•	risks associated with the financing of the Merger,

•	the effect of the announcement of the proposed Merger on the ability of the Company and RSI to retain customers, maintain relationships with their suppliers and hire and retain key personnel,

•	the Company’s ability to successfully integrate RSI into its business and operations, and

•	the risk that the economic benefits, costs savings and other synergies anticipated by the Company under the Merger are not fully realized or take longer to realize than expected.

Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report, including elsewhere in "Management’s Discussion and Analysis of Financial Condition and Results of Operations", and also in the Company's most recent Annual Report on Form 10-K for the fiscal year ended April 30, 2017, filed with the SEC, including under Item 1A, "Risk Factors," Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."  While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a material adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Overview

American Woodmark Corporation manufactures and distributes kitchen cabinets and vanities for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers, major builders and home manufacturers, and through a network of independent dealers and distributors.  At October 31, 2017, the Company operated nine manufacturing facilities and seven service centers across the country.

The three-month period ended October 31, 2017 was the Company’s second quarter of its fiscal year that ends on April 30, 2018 (“fiscal 2018”).  During the second quarter of fiscal 2018, the Company continued to experience improving market conditions from the housing market downturn that began in 2007.

The Company’s remodeling-based business was impacted by the following trends during the second quarter of the Company’s fiscal 2018:

•
Residential investment as a percentage of gross domestic product as tracked by the U.S. Department of Commerce for the third calendar quarter of 2017 remained declined to 3.4% from 3.5% for the same period in the prior year;

•
The median price per existing home sold rose during the third calendar quarter of 2017 compared to the same period one year ago by 4.3% according to data provided by the National Association of Realtors, and existing home sales increased 0.19% during the third calendar quarter of 2017 compared to the same period in the prior year;

•	The unemployment rate improved to 4.1% as of October 2017 compared to 4.8% as of October 2016 according to data provided by the U.S. Department of Labor;

•
Mortgage interest rates remained low with a thirty-year fixed mortgage rate of approximately 3.90% in October 2017, an increase of approximately 43 basis points compared to the same period in the prior year, according to Freddie Mac; and

•	Consumer sentiment as tracked by Thomson Reuters/University of Michigan improved from 87.2 in October 2016 to 100.7 in October 2017.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, housing affordability and sales reported by the Kitchen Cabinet Manufacturers Association (“KCMA”), a trade organization that issues the aggregate sales that have been reported by its members including the largest cabinet manufacturers in the United States.  Based on the totality of factors listed above, the Company believes that the cabinet remodeling market increased in the low single digits during the second quarter of fiscal 2018.

The Company’s largest remodeling customers and competitors continued to utilize sales promotions in the Company’s product category to boost sales and some competitors accelerated their promotional activity.  These promotions consisted of free products and/or cash discounts to consumers based upon the amount or type of cabinets they purchased.  The Company strives to maintain its promotional levels in line with market activity, with a goal of remaining competitive.  The Company experienced promotional levels during the second quarter of fiscal 2018 that were higher than those experienced in the same period of the prior year.

The Company’s remodeling sales decreased 1% during the second quarter and increased 2% during the first half of fiscal 2018 compared with the same prior-year periods. Our Waypoint brand, which serves the dealer channel, represented approximately 11% of our overall sales and grew by 11% during the second quarter and 16% during the first half of fiscal 2018, respectively, when compared to the comparable prior-year periods. Management believes that the Company has improved market share within the dealer channel while it has lost share within big box retailers.

Regarding new construction markets, the Company believes that fluctuations in single-family housing starts are the best indicator of cabinet activity.  Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts rose approximately 13% during the second quarter of the Company’s fiscal 2018 over the comparable prior year period. Completions over that same time period only average 7% as closings were delayed in the TX and FL markets as a result of the two hurricanes. We also believe the construction cycle has been extended and utilizing a 90 to 120 day lag between start and cabinet installation, growth was approximately 10%.

Sales in the new construction channel increased 9% in the second quarter and more than 10% during the first half of fiscal 2018 when compared with the same periods of fiscal 2017. The Company believes it continued to over index the market both due to share penetration with our builder partners as well as the health of the markets where we concentrate our business.

The Company’s total net sales rose 4% during the second quarter and 6% during the first half of fiscal 2018 compared to the same prior-year periods, which management believes was driven primarily by a rise in overall market activity.

As of October 31, 2017, the Company had total net deferred tax assets of $10.1 million, down from $18.0 million at April 30, 2017.  The reduction in total net deferred tax assets from April 30, 2017 to October 31, 2017 is mainly due to pension contributions and stock based compensation transactions over that time period.  The Company regularly considers the need for a valuation allowance against its deferred tax assets.  Deferred tax assets are reduced by a valuation allowance when, after considering all positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  The Company has recorded a valuation allowance related to deferred tax assets for certain state investment tax credit (“ITC”) carryforwards.  These credits expire in various years beginning in fiscal 2020.  The Company believes based on positive evidence of the housing industry improvement along with four consecutive years of profitability that the Company will more likely than not realize all other remaining deferred tax assets.

The Company earned net income of $19.8 million for the second quarter of fiscal 2018, compared with $17.6 million in the second quarter of its prior fiscal year, and earned net income of $42.0 million for the first half of fiscal 2018, compared with $39.3 million in the same period of the prior year.

Results of Operations

	Three Months Ended			Six Months Ended
	October 31,			October 31,
(in thousands)	2017	2016	Percent Change	2017	2016	Percent Change

Net sales	$274,769	$264,076	4%	$551,596	$522,226	6%
Gross profit	57,335	56,152	2	115,829	115,469	—
Selling and marketing expenses	18,077	17,146	5	36,230	33,609	8
General and administrative expenses	8,443	10,675	(21)	17,950	21,607	(17)

Net Sales. Net sales were $274.8 million for the second quarter of fiscal 2018, an increase of 4% compared with the second quarter of fiscal 2017. For the first six months of fiscal 2018, net sales were $551.6 million, reflecting a 6% increase compared with the same period of fiscal 2017. Overall unit volume for the three- and six-month periods ended October 31, 2017 improved by 3% and 5%, respectively. Average revenue per unit increased 1% during the three- and six-month period driven by improvements in the Company’s sales mix.

Gross Profit.  Gross profit margin for the second quarter of fiscal 2018 was 20.9%, compared with 21.3% for the same period of fiscal 2017.  Gross profit margin was 21.0% for the first half of fiscal 2018, compared with 22.1% in the first half of fiscal 2017. Gross profit in the second quarter was impacted by higher transportation costs and material inflation. Gross profit for the first six months of the current fiscal year was unfavorably impacted by higher transportation costs, material inflation and higher healthcare costs.

Selling and Marketing Expenses.  Selling and marketing expenses were 6.6% of net sales in the second quarter of fiscal 2018, compared with 6.5% of net sales for the same period in fiscal 2017.  For the first six months of fiscal 2018, selling and marketing expenses were 6.6% of net sales, compared with 6.4% of net sales for the same period of fiscal 2017. Selling and marketing expenses as a percentage of net sales slightly increased during the second quarter and first half of fiscal 2018 as a result of higher personnel costs and product launch costs.

General and Administrative Expenses.  General and administrative expenses were 3.1% of net sales in the second quarter of fiscal 2018, compared with 4.0% of net sales in the second quarter of fiscal 2017, and 3.3% of net sales in the first half of fiscal 2018 compared with 4.1% of net sales in the same period in fiscal 2017. The decrease in general and administrative expenses as a percentage of net sales during the second quarter and first half of fiscal 2018 was driven by favorable leverage from increased sales, lower incentive compensation costs and ongoing expense controls.

Effective Income Tax Rates.  The Company’s effective income tax rate for the three- and six-month periods ended October 31, 2017 was 37.2% and 33.1%, respectively, compared with 38.0% and 34.9%, respectively, in the comparable periods of the prior fiscal year. The decrease in the effective tax rate for the second quarter of fiscal 2018 as compared to the second quarter of fiscal 2017 was primarily due to more favorable permanent tax differences.  The decrease in the effective tax rate for the first half of fiscal 2018 as compared to the first half of fiscal 2017 was primarily due to an increase in the benefit from stock-based compensation transactions as well as more favorable permanent tax differences.

Outlook.  The Outlook below for American Woodmark Corporation does not contemplate the merger agreement with RSI:

The Company believes that the average price of existing home sales will continue to increase driven by growth in both employment and new household formations. In this environment, the Company expects the cabinet remodeling market will show modest improvement during the remainder of fiscal 2018 but overall activity will continue to be below historical averages. Within the cabinet remodeling market, the Company expects independent dealers to outperform other channels of distribution primarily due to their more affluent customer base. The Company remains focused on improving market share in the home center channel for the remainder of fiscal 2018, however this is heavily dependent upon competitive promotional activity. The Company also expects to continue to increase market share in the dealer channel. This combination is expected to result in remodeling sales growth that is below the market rate.

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

Merger Agreement with RSI

On November 30, 2017, the Company, RSI Home Products, Inc., a Delaware corporation (“RSI”), Alliance Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Ronald M. Simon, solely in his capacity as the Stockholder Representative, entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for, at closing, the merger of Merger Sub with and into RSI, with RSI surviving as a wholly-owned subsidiary of the Company (the “Merger”). Merger Sub was formed solely for purposes of engaging in the Merger and has not conducted any prior activities.

Pursuant to the terms and subject to the conditions of the Merger Agreement, as of the effective time of the Merger, the stockholders of RSI will be entitled to receive from the Company, in the aggregate, an amount in net cash equal to approximately $346 million, subject to adjustment as described below and less the aggregate amount paid to optionholders as described below, and approximately 1,457,574 shares of newly issued Company common stock (the “Stock Consideration”) with a market value of approximately $140 million based on the average closing price of the Company’s common stock for the five consecutive trading days immediately preceding the date of the Merger Agreement. The Company will also assume approximately $589 million of RSI indebtedness at closing, consisting largely of RSI’s privately placed 6½% Senior Secured Second Lien Notes due 2023 issued in March 2015 (the “Senior Notes”).

The cash consideration to be paid by the Company is subject to adjustments, in certain circumstances, for net working capital, certain costs and expenses of RSI related to the Merger and the amount of cash and indebtedness held by RSI at closing, all as set forth in the Merger Agreement. Each outstanding RSI option that has vested as of the date hereof or is scheduled to vest by February 28, 2018 will be cancelled in exchange for a cash payment in an amount equal to a pro rata share of the aggregate value of the merger consideration described above, less the applicable exercise price of the option (unless such amount would be equal to or less than zero, in which case such option will be cancelled without consideration). Each outstanding RSI option scheduled to vest after February 28, 2018 will be cancelled without consideration in accordance with its terms. The issuance of the Stock Consideration has not been and will not be registered under the Securities Act, and will be conducted in reliance on the exemption for nonpublic offerings provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, and analogous state securities law provisions, based, in part, upon certain representations made by RSI’s stockholders.

Each of the Company’s and RSI’s obligation to consummate the Merger is subject to certain customary closing conditions, including (i) the expiration or termination of the applicable antitrust waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of any other required governmental or third-party consents or approvals, (ii) the absence of any injunction or other legal prohibition preventing consummation of the Merger, the issuance of the Stock Consideration or the other transactions contemplated by the Merger Agreement, (iii) the accuracy of the other party’s representations and warranties, subject to certain materiality thresholds, (iv) the absence of a material adverse effect with respect to the other party, (v) the receipt of certain certificates and other deliverables, (vi) the performance by the other party of its obligations and covenants under the Merger Agreement, and (vii) in the case of the Company, the continued effectiveness of the written consent of the RSI stockholders approving the Merger and the holders of no more than 3% of RSI’s stock having exercised statutory appraisal rights.

The Merger Agreement may be terminated by the parties in certain limited circumstances, including through mutual written consent or by either the Company or RSI unilaterally if the Merger has not occurred on or before April 9, 2018 (subject to certain limited extensions) or the other party breaches its representations, warranties or covenants in a manner that cannot be cured within the time specified in the Merger Agreement. The Merger Agreement may also be terminated by RSI if, after March 30, 2018, all the conditions to closing have been satisfied, RSI has notified the Company that it is ready and willing to close and the Company has nevertheless failed to close within three business days of such notice (in which event the Company would be required to pay a termination fee to RSI in the amount of $22.5 million).

For further information regarding the financing of the Merger, please see “Commitment Letter” under “Liquidity and Capital Resources” below.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents totaled $162.5 million at October 31, 2017, representing a $14.4 million decrease from its April 30, 2017 levels.  At October 31, 2017, total long-term debt (including current maturities) was $17.8 million, an increase of $0.9 million from its balance at April 30, 2017.  The Company’s ratio of long-term debt to total capital was 4.1% at October 31, 2017, compared with 4.2% April 30, 2017.

The Company’s main source of liquidity is its cash and cash equivalents on hand and cash generated from its operating activities. The Company can borrow up to $35 million under its revolving credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”), which expires on December 31, 2018.  This facility had an available borrowing base of $30.1 million at October 31, 2017.

The Company's outstanding indebtedness and other obligations to Wells Fargo are unsecured. Under the terms of its revolving credit facility, the Company must: (1) maintain at the end of each fiscal quarter a ratio of total liabilities to tangible net worth of not greater than 1.4 to 1.0; (2) maintain at the end of each fiscal quarter a ratio of cash flow to fixed charges of not less than 1.5 to 1.0 measured on a rolling four-quarter basis; and (3) comply with other customary affirmative and negative covenants.  The Company was in compliance with all covenants specified in the credit facility as of October 31, 2017, including as follows: (1) the Company’s ratio of total liabilities to tangible net worth at October 31, 2017 was 0.37 to 1.0; and (2) cash flow to fixed charges for its most recent four quarters was 3.6 to 1.0.

The revolving credit facility does not limit the Company’s ability to pay dividends or repurchase its common shares as long as the Company is in compliance with these covenants.

Cash provided by operating activities in the first six months of fiscal 2018 was $41.8 million, compared with $40.1 million in the comparable period of fiscal 2017.  The increase in the Company’s cash from operating activities was driven primarily by lower increases in customer receivables and higher operating profitability which was partially offset by higher inventories to support increased sales and lower increases in accounts payable.

The Company’s investing activities primarily consist of purchases and maturities of certificates of deposit, investment in property, plant and equipment and promotional displays.  Net cash used for investing activities was $31.1 million in the first six months of fiscal 2018, compared with $50.4 million in the comparable period of fiscal 2017. The decrease in cash used was due to a $28.5 million decrease in investments in certificates of deposit which was partially offset by increased investment in property, plant and equipment.

During the first six months of fiscal 2018, net cash used by financing activities was $25.1 million, compared with $8.5 million in the comparable period of the prior fiscal year.  The increase in cash used was driven by the Company’s repurchase of 251,241 shares of common stock at a cost of $23.5 million, a $13.1 million increase from the prior year, and a decrease in proceeds from the exercise of stock options of $1.0 million.

Under a stock repurchase authorization approved by its Board of Directors on November 30, 2015, the Company was authorized to purchase up to $20 million of the Company's common shares. On November 30, 2016, the Board of Directors authorized an additional stock repurchase program of up to $50 million of the Company's common shares. This authorization is in addition to the stock repurchase program authorized on November 19, 2015. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Company’s revolving credit facility, and other factors management deems relevant. At October 31, 2017, $41.5 million remained authorized by the Company’s Board of Directors to repurchase the Company’s common shares. The Company purchased a total of 251,241 common shares, for an aggregate purchase price of $23.5 million, during the first six months of fiscal 2018, under the authorizations. See Part II. Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" for further information on share repurchases. The Company announced on December 1, 2017 that it is suspending its stock repurchase program in conjunction with the proposed Merger.

On August 24, 2017, the Board of Directors of the Company approved up to $13.6 million of discretionary funding to reduce its defined benefit pension liabilities.

On November 30, 2016 the Board of Directors of the Company approved the construction of a new corporate headquarters in Winchester, Virginia. The new space will consolidate employees that currently occupy four buildings in Winchester, Virginia and Frederick County, Virginia, in early calendar 2018. It is expected that the new building will be self-funded for approximately $30 million, of which $10.9 million has been spent through October 31, 2017. During the first six months of fiscal 2018, approximately $7.9 million in costs were incurred related to the new company headquarters.

Cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations and fund capital expenditures for the remainder of fiscal 2018.

Commitment Letter

In connection with the signing of the Merger Agreement, the Company entered into a commitment letter with Wells Fargo and Wells Fargo Securities, LLC providing for a senior secured credit facility consisting of a $250 million term loan facility and a new $100 million revolving credit facility to replace the Company’s current revolving credit facility discussed above (the “Commitment Letter”). The Company intends to use the proceeds of the term loan, together with cash currently on its balance sheet, to fund the cash portion of the merger consideration and its transaction fees and expenses and intends to use the proceeds of the revolving credit facility to provide ongoing working capital and for other general corporate purposes of the Company and its subsidiaries. The obligations of the parties under the Commitment Letter are subject to a number of customary conditions, including the preparation, execution and delivery of certain definitive documentation, as well as the success of (i) a consent solicitation with respect to a change of control tender offer requirement in the indenture governing the Senior Notes or (ii) a refinancing of the Senior Notes.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2017.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.  In addition, there has been no change in the Company's internal control over financial reporting that occurred during the quarter ended October 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Due to the proposed Merger, there have been changes to the risk factors described in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 29, 2017. For a complete discussion of the Company’s risk factors, you should carefully review the “Risk Factors” section in the Company’s Annual Report on Form 10-K filed June 29, 2017 and the following risk factors:

There is no assurance when or if the proposed Merger will be completed. Any delay in completing the Merger may adversely reduce the benefits that we expect to obtain from the Merger during fiscal 2018 and increase the transaction costs.

Completion of the proposed Merger and the other transactions contemplated by the Merger Agreement is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement, including the receipt of any required regulatory approvals and certain third party consents. We and RSI may not be able to obtain these approvals and consents or otherwise satisfy the conditions to closing the Merger, some of which are beyond the control of us and RSI. In addition, a delay in obtaining these approvals and consents and otherwise satisfying the other conditions to the Merger may result in a delay in the consummation of the Merger or cause us or RSI to abandon the Merger. If the Merger and the integration of the companies’ respective businesses are not completed within the expected timeframe, such delay could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the Merger. Further, if the Merger fails to close in certain specified circumstances, we may be required to pay a termination fee to RSI in the amount of $22.5 million.

We may fail to realize all of the anticipated benefits of the Merger.

While we believe that the Merger, if consummated, will be immediately accretive to our profit margins and earnings per share, excluding transaction costs, and produce certain synergies, this expectation is based on preliminary estimates which may materially change. The success of the proposed Merger will depend, in part, on our ability to improve each business by sharing best practices in order to lower costs, improve efficiencies and grow sales. While we have based our expectations in part on the historical results and trends in RSI’s business, there can be no assurance regarding when or the extent to which we will be able to realize these benefits. Achieving the anticipated benefits is subject to a number of uncertainties, including whether the business acquired can be operated in the manner we intend. Events outside of our control could also adversely affect our ability to realize the anticipated benefits from the proposed Merger. The integration of RSI’s business may be unpredictable, subject to delays or changed circumstances, and we can give no assurance that the expected-to-be acquired business will perform in accordance with our expectations, or that our expectations with respect to integration or benefits as a result of the proposed Merger will materialize. The integration process could result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. If the integration is not completed as planned, our ongoing business and financial results may be adversely affected, which could adversely affect our sales, earnings, financial condition and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details share repurchases made by the Company during the second quarter of fiscal 2018:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (000)
	(1)	Per Share	Programs	(1)
August 1 - 31, 2017	66,112	$89.81	66,112	$53,464
September 1 - 30, 2017	66,845	$89.76	66,845	$47,466
October 1 - 31, 2017	61,584	$97.43	61,584	$41,468
Quarter ended October 31, 2017	194,541	$92.21	194,541	$41,468

(1) Under a stock repurchase authorization approved by its Board of Directors on November 19, 2015, the Company was authorized to purchase up to $20 million of the Company's common shares. On November 30, 2016, the Board of Directors authorized an additional stock repurchase program of up to $50 million of the Company's common shares. This authorization is in addition to the stock repurchase program authorized on November 19, 2015. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Company’s revolving credit facility, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management expects to fund any share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. In the second quarter of fiscal 2018, the Company repurchased 194,541 common shares for an aggregate purchase price of $17.9 million, under the authorization, pursuant to a repurchase plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the second quarter of fiscal 2018, the Company utilized all of the $20 million authorized by the Board of Directors on November 19, 2015. At October 31, 2017, $41.5 million remained authorized by the Company's Board of Directors to repurchase the Company's common shares. The Company announced on December 1, 2017 that it is suspending its stock repurchase program in conjunction with the proposed Merger.

Item 6. Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of November 30, 2017, among RSI Home Products, Inc., American Woodmark Corporation, Alliance Merger Sub, Inc. and Ronald M. Simon, solely in his capacity as the Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K as filed on December 1, 2017; Commission File No. 000-14798).

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

3.2	Bylaws – as amended and restated August 24, 2017 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended July 31, 2017; Commission File No. 000-14798).

4.1	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2).

10.1
Commitment Letter, dated as of November 30, 2017, among American Woodmark Corporation, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on December 1, 2017; Commission File No. 000-14798).

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

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/ M. Scott Culbreth
M. Scott Culbreth
Senior Vice President and Chief Financial Officer

Date: December 5, 2017
Signing on behalf of the registrant and
as principal financial and accounting officer