Form 10-Q
period 2018-01-31
AMERICAN WOODMARK CORP
filed 2018-03-12
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	January 31, 2018

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-14798

American Woodmark Corporation
(Exact name of registrant as specified in its charter)

Virginia		54-1138147
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3102 Shawnee Drive, Winchester, Virginia		22601
(Address of principal executive offices)		(Zip Code)

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

As of March 9, 2018, 17,503,330 shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	January 31, 2018	April 30, 2017
ASSETS
Current assets
Cash and cash equivalents	$139,624	$176,978
Investments - certificates of deposit	8,000	51,750
Customer receivables, net	121,777	63,115
Inventories	108,003	42,859
Income tax receivable	27,353	—
Prepaid expenses and other	10,311	4,526
Total current assets	415,068	339,228
Property, plant and equipment, net	210,628	107,933
Investments - certificates of deposit	2,500	20,500
Customer relationship intangibles, net	270,194	—
Trademarks, net	9,722	—
Goodwill, net	765,743	—
Promotional displays, net	12,925	5,745
Deferred income taxes	—	18,047
Other assets	15,209	9,820
TOTAL ASSETS	$1,701,989	$501,273
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$65,052	$41,312
Current maturities of long-term debt	14,864	1,598
Accrued compensation and related expenses	46,712	36,162
Accrued marketing expenses	18,767	8,655
Other accrued expenses	37,301	13,770
Total current liabilities	182,696	101,497
Long-term debt, less current maturities	881,585	15,279
Deferred income taxes	63,569	—
Defined benefit pension liabilities	6,306	28,032
Other long-term liabilities	5,187	4,016
Shareholders' equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at January 31, 2018: 17,503,330;
at April 30, 2017: 16,232,775	360,586	168,835
Retained earnings	241,727	224,031
Accumulated other comprehensive loss -
Defined benefit pension plans	(39,667)	(40,417)
Total shareholders' equity	562,646	352,449
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,701,989	$501,273
See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017

Net sales	$292,791	$249,285	$844,387	$771,511
Cost of sales and distribution	242,412	197,689	678,179	604,446
Gross Profit	50,379	51,596	166,208	167,065

Selling and marketing expenses	19,167	18,519	55,397	52,128
General and administrative expenses	23,492	11,476	41,442	33,083
Operating Income	7,720	21,601	69,369	81,854

Interest expense	4,498	447	4,603	776
Other income	(542)	(619)	(1,833)	(1,085)
Income Before Income Taxes	3,764	21,773	66,599	82,163

Income tax expense	1,768	7,220	22,567	28,312

Net Income	$1,996	$14,553	$44,032	$53,851

Weighted Average Shares Outstanding
Basic	16,578,235	16,241,670	16,349,716	16,267,333
Diluted	16,690,760	16,381,223	16,461,509	16,400,842

Net earnings per share
Basic	$0.12	$0.90	$2.69	$3.31
Diluted	$0.12	$0.89	$2.67	$3.28

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017

Net income	$1,996	$14,553	$44,032	$53,851

Other comprehensive income, net of tax:
Change in pension benefits, net of deferred taxes of $(138) and $(173), and $(450) and $(518), for the three and nine months ended January 31, 2018 and 2017, respectively	262	270	750	810

Total Comprehensive Income	$2,258	$14,823	$44,782	$54,661

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	LOSS	EQUITY
Balance, May 1, 2016	16,244,041	$163,290	$164,756	$(47,285)	$280,761

Net income	—	—	53,851	—	53,851
Other comprehensive loss,
net of tax	—	—	—	810	810
Stock-based compensation	—	2,477	—	—	2,477
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	122,522	626	—	—	626
Stock repurchases	(178,118)	(1,483)	(11,924)	—	(13,407)
Employee benefit plan
contributions	44,080	2,926	—	—	2,926
Balance, January 31, 2017	16,232,525	$167,836	$206,683	$(46,475)	$328,044

Balance, May 1, 2017	16,232,775	$168,835	$224,031	$(40,417)	$352,449

Net income	—	—	44,032	—	44,032
Other comprehensive loss,
net of tax	—	—	—	750	750
Stock-based compensation	—	2,506	—	—	2,506
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	86,335	(1,494)	—	—	(1,494)
Stock issuance related to acquisition	1,457,568	189,849	—	—	189,849
Stock repurchases	(309,612)	(2,664)	(26,336)	—	(29,000)
Employee benefit plan
contributions	36,264	3,554	—	—	3,554
Balance, January 31, 2018	17,503,330	$360,586	$241,727	$(39,667)	$562,646

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	January 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$44,032	$53,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,662	13,719
Net loss on disposal of property, plant and equipment	266	286
Stock-based compensation expense	2,506	2,477
Deferred income taxes	13,839	10,173
Pension contributions in excess of expense	(20,526)	(27,706)
Contributions of employer stock to employee benefit plan	3,554	2,926
Other non-cash items	(546)	(429)
Changes in operating assets and liabilities:
Customer receivables	(3,577)	(3,767)
Income taxes receivables	(8,652)	—
Inventories	235	(2,571)
Prepaid expenses and other assets	(6,639)	(1,983)
Accounts payable	(1,373)	(2,110)
Accrued compensation and related expenses	(4,495)	2,598
Other accrued expenses	8,595	4,200
Net cash provided by operating activities	48,881	51,664

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(31,198)	(13,654)
Proceeds from sales of property, plant and equipment	14	37
Acquisition of business, net of cash acquired	(57,200)	—
Purchases of certificates of deposit	(25,000)	(57,250)
Maturities of certificates of deposit	86,750	23,000
Investment in promotional displays	(1,721)	(3,867)
Net cash used by investing activities	(28,355)	(51,734)

FINANCING ACTIVITIES
Payments of long-term debt	(21,397)	(1,290)
Proceeds from long-term debt	734	2,687
Proceeds from issuance of common stock	1,286	2,359
Repurchase of common stock	(29,000)	(13,407)
Notes receivable, net	—	208
Withholding of employee taxes related to stock-based compensation	(2,779)	(1,734)
Debt issuance cost	(6,724)	—
Net cash used by financing activities	(57,880)	(11,177)

Net decrease in cash and cash equivalents	(37,354)	(11,247)

Cash and cash equivalents, beginning of period	176,978	174,463

Cash and cash equivalents, end of period	$139,624	$163,216

Supplemental cash flow information:
Non-cash investing and financing activities:
Long-term debt related to funding acquisition	$300,000	$—
Stock issuance in connection with acquisition	$189,849	$—
Property, plant and equipment	$4,687	$—
Net other assets and liabilities related to acquisition	$6,154	$—

Cash paid during the period for:
Interest	$272	$435
Income taxes	$17,920	$19,966

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2018.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2017 filed with the U.S. Securities and Exchange Commission (“SEC”).   On December 29, 2017, the Company successfully completed the acquisition of RSI Home Products, Inc. and subsidiaries (“RSI”). As a result of the RSI acquisition, the financial results of the Company for the three- and nine-month periods ended January 31, 2018 include the results of operation of RSI and its subsidiaries since the date of acquisition.

Inventory: Inventories are stated at lower of cost or market. Inventory costs are determined by the last-in, first-out (LIFO) method and for certain subsidiaries by the first-in, first-out (FIFO) method.

The LIFO cost reserve is determined in the aggregate for inventory and is applied as a reduction to inventories determined on the FIFO method. FIFO inventory cost approximates replacement cost.

Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during each reporting period. Examples of estimates include the allocation of fair value to assets acquired and liabilities assumed in acquisitions, pension obligations, useful lives of property and equipment and recoverability of goodwill and other intangible assets. Actual results could differ from those estimates.

Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

When testing goodwill for impairment, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. There were no impairment charges related to goodwill for the three- and nine-month periods ended January 31, 2018 and 2017.

The Company amortizes the cost of other intangible assets over their estimated useful lives, which range up to six years, unless such lives are deemed indefinite. There were no impairment charges related to other intangible assets for the three- and nine-month periods ended January 31, 2018 and 2017.

Note B--New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” ASU 2014-09 supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." ASU 2015-14 defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period. The Company does not expect the adoption of ASU 2014-09 and ASU 2015-14 to have a material impact on results of operations, cash flows and financial position. The Company is continuing to evaluate the impact of ASU 2014-09 primarily to determine the transition method to utilize at adoption and the additional disclosures required.

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

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this ASU are effective for annual and interim periods in fiscal years beginning after December 15, 2018. The Company is currently assessing the impact that ASU 2018-02 will have on its consolidated financial statements.

Note C-- Acquisition of RSI Home Products, Inc. (the "RSI Acquisition")

On November 30, 2017, American Woodmark, Alliance Merger Sub, Inc. ("Merger Sub"), RSI Home Products, Inc. ("RSI") and Ronald M. Simon, as the RSI stockholder representative, entered into a merger agreement (the merger agreement"), pursuant to which the parties agreed to merge Merger Sub with and into RSI pursuant to the terms and subject to the conditions set forth in the Merger Agreement, with RSI continuing as the surviving corporation and as a wholly owned subsidiary of American Woodmark. On December 29, 2017 (the "Acquisition Date"), the Company consummated the RSI Acquisition pursuant to the terms of the Merger Agreement. As a result of the merger of Merger Sub with and into RSI, Merger Sub’s separate corporate existence ceased, and RSI continued as the surviving corporation and a wholly owned subsidiary of American Woodmark. RSI is a leading manufacturer of kitchen and bath cabinetry and home organization products. The acquisition is expected to enable the Company to make further progress in implementing its business strategy of increasing operational efficiency to drive enhanced profitability, leveraging differentiated service platforms to grow revenue, and continuing to deepen relationships within its existing customer base.

In connection with the RSI Acquisition, on December 29, 2017, the Company entered into a credit agreement (the "Credit Agreement") with a syndicate of lenders and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, providing for a $100 million, 5-year revolving loan facility with a $25 million sub-facility for the issuance of letters of credit (the “Revolving Facility”), a $250 million, 5-year initial term loan facility (the "Initial Term Loan") and a $250 million delayed draw term loan facility (the "Delayed Draw Term Loan" and, together with the Revolving Facility and the Initial Term Loan, the "Credit Facilities") (See Note M--Loans Payable and Long-Term Debt for further details). American Woodmark used the full proceeds of the Initial Term Loan and approximately $50 million in loans under the Revolving Facility, together with cash on its balance sheet, to fund the cash portion of the RSI Acquisition consideration and its transaction fees and expenses.

At the closing of the RSI Acquisition, American Woodmark assumed approximately $589 million (including accrued interest) of RSI’s indebtedness consisting largely of RSI’s 6½% Senior Secured Second Lien Notes due 2023 (the "RSI Notes"). (See Note M--Loans Payable and Long-Term Debt).

Preliminary Allocation of Purchase Price to Assets Acquired and Liabilities Assumed

As consideration for the RSI Acquisition, American Woodmark paid total accounting consideration of $553.2 million including (i) cash consideration of $363.3 million, net of cash acquired, and (ii) 1,457,568 newly issued shares of American Woodmark common stock valued at $189.8 million based on $130.25 per share, which was the closing stock price on the Acquisition Date. The consideration paid is subject to a working capital adjustment by which the consideration will be adjusted upward or downward depending on whether the amount of working capital delivered at the Acquisition Date exceeds or is less than a target amount. The working capital adjustment has not yet been finalized and the accounting consideration does not reflect any adjustment to the estimated working capital reflected in the consideration paid at the Acquisition Date.

The Company accounted for the acquisition of RSI as a business combination, which requires the Company to record the assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of net assets acquired is recorded as goodwill. The Company has commenced the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the Acquisition Date. The amounts recorded for certain assets and liabilities are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the Acquisition Date. The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the Acquisition Date permitted under GAAP. The final values may also result in changes to depreciation and amortization expense related to certain assets such as buildings, equipment and intangible assets. Any potential adjustments made could be material in relation to the preliminary values presented in the table below.

The following table summarizes the allocation of the preliminary purchase price as of the Acquisition Date, which is based on the accounting consideration of $553.2 million, to the estimated fair value of assets acquired and liabilities assumed (in thousands):

Goodwill	$765,743
Customer relationship intangibles	274,000
Property, plant and equipment	87,064
Inventories	66,293
Customer receivables	54,649
Income taxes receivable	18,450
Trademarks	10,000
Prepaid expenses and other	4,571
Leasehold interests	151
Total identifiable assets and goodwill acquired	1,280,921

Debt	602,313
Deferred income taxes	67,478
Accrued expenses	29,777
Accounts payable	25,113
Notes payable	2,988
Income taxes payable	49
Total liabilities assumed	727,718

Total accounting consideration	$553,203

The fair value of the assets acquired and liabilities assumed were preliminarily determined using income, market and cost valuation methodologies. The fair value of debt acquired was determined using Level 1 inputs as quoted prices in active markets for identical liabilities were available. The fair value measurements were estimated using significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in Accounting Standards Codification (ASC) 820. The income approach was primarily used to value the customer relationship intangibles and trademarks. The income approach determines value for an asset or liability based on the present value of cash flows projected to be generated over the remaining economic life of the asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant net cash flows considered historical and projected product pricing, operational performance including company specific synergies, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. The net cash flows are discounted to present value using a discount rate that reflects the relative risk of achieving the cash flow and the time value of money. The market approach is a valuation technique that uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities, or a group of assets or liabilities. The cost approach estimates value by determining the current cost of replacing an asset with another of equivalent economic utility. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation. The cost and market approaches were used to value inventory, while the cost approach was the primary approach used to value property, plant and equipment.

The preliminary purchase price allocation resulted in the recognition of $765.7 million of goodwill, which is not expected to be amortizable for tax purposes. The goodwill recognized is attributable to expected revenue synergies generated by the integration of the Company’s products with RSI's, cost synergies resulting from purchasing and manufacturing activities, and intangible assets that do not qualify for separate recognition, such as the assembled workforce of RSI.

Customer receivables were recorded at the contractual amounts due of $54.7 million, less an allowance for doubtful accounts of $0.1 million, which approximates their fair value.

Determining the fair value of assets acquired and liabilities assumed requires the exercise of significant judgment, including the amount and timing of expected future cash flows, long-term growth rates and discount rates. The cash flows employed in the valuation are based on the Company’s best estimates of future sales, earnings and cash flows after considering factors such as general market conditions, expected future customer orders, contracts with suppliers, labor costs, changes in working capital, long term business plans and recent operating performance. Use of different estimates and judgments could yield different results.

Impact to Financial Results for the Nine Months Ended January 31, 2018

RSI’s financial results have been included in our consolidated financial results for the period from the Acquisition Date to January 31, 2018. As a result, our consolidated financial results for the nine months ended January 31, 2018 do not reflect a full nine months of RSI results. From December 29, 2017 to January 31, 2018, RSI generated net sales of approximately $38.6 million and an operating loss of approximately $4.9 million, inclusive of intangible amortization and adjustments to account for the acquisition, including a $6.3 million charge to cost of sales as a result of the step up of inventory as of the Acquisition Date to fair value.

The Company incurred approximately $10.2 million of transaction costs associated with the RSI Acquisition during the nine months ended January 31, 2018 that the Company expensed as incurred. These costs are included in general and administrative expenses on the Consolidated Statements of Income.

Supplemental Pro Forma Financial Information (unaudited)

The following table presents summarized unaudited pro forma financial information as if RSI had been included in the Company’s financial results for the entire nine months ended January 31, 2018 and 2017:

	Nine months ended
	January 31,
(in thousands)	2018	2017
Net Sales	$1,207,775	$1,213,604
Net Income (1)	$45,812	$71,945
Net earnings per share - basic	$2.60	$4.06
Net earnings per share - diluted	$2.58	$4.03

(1) Includes stock compensation expense of $17.5 million and $2.6 million for the nine months ended January 31, 2018 and 2017, respectively, calculated under the intrinsic value method in measuring stock-based liability awards related to stock-based grants made by RSI prior to the RSI Acquisition.

The unaudited supplemental pro forma financial data above assumes the RSI Acquisition occurred on May 1, 2016 and has been calculated after applying the Company’s accounting policies and adjusting the historical results of RSI with pro forma adjustments, net of a statutory tax rate of 34.4% and 40.4% for the nine months ended January 31, 2018 and 2017, respectively. Significant pro forma adjustments include the recognition of additional amortization expense related to acquired intangible assets (net of historical amortization expense of RSI), additional interest expense related to the Initial Term Loan used to finance the acquisition, and elimination of the inventory fair value step-up expense and transaction related expenses which are non-recurring in nature. These adjustments assume the application of fair value adjustments to intangibles and that the $300.0 million borrowed under the Credit Agreement occurred on May 1, 2016 and are as follows: amortization expense, net of tax, of $20.0 million and $20.5 million for the nine months ended January 31, 2018 and 2017, respectively; interest expense, net of tax, (including amortization expense related to $6.7 million of debt issuance costs, which are being amortized over a period of 5 years) of $3.0 million and $3.3 million for the nine months ended January 31, 2018 and 2017, respectively. The following amounts have been excluded: inventory fair value step-up expense, net of tax, of $4.1 million for the nine months ended January 31, 2018; and transaction expenses add-back, net of tax, of $6.9 million and $0.5 million for the nine months ended January 31, 2018 and 2017.

The unaudited supplemental pro forma financial information does not reflect the realization of any expected ongoing cost or revenue synergies relating to the integration of the two companies. Further, the pro forma data should not be considered indicative of the results that would have occurred if the RSI Acquisition, related financing, and associated issuance of Senior Notes (defined herein) and repurchase or redemption of the RSI Notes had been actually consummated on May 1, 2016, nor are they indicative of future results (See Note R--Subsequent Events).

Note D--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands, except per share amounts)	2018	2017	2018	2017
Numerator used in basic and diluted net earnings
per common share:
Net income	$1,996	$14,553	$44,032	$53,851
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	16,578	16,242	16,350	16,267
Effect of dilutive securities:
Stock options and restricted stock units	113	140	112	134
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	16,691	16,381	16,462	16,401
Net earnings per share
Basic	$0.12	$0.90	$2.69	$3.31
Diluted	$0.12	$0.89	$2.67	$3.28

The Company repurchased a total of 58,371 and 38,318 shares of its common stock during the three-month periods ended January 31, 2018 and 2017, respectively, and 309,612 and 178,118 shares of its common stock during the nine-month periods ended January 31, 2018 and 2017, respectively. There were no potentially dilutive securities for the three- and nine-month periods ended January 31, 2018 and 2017, which were excluded from the calculation of net earnings per diluted share.

Note E--Stock-Based Compensation

The Company has various stock-based compensation plans. During the quarter ended January 31, 2018, the Company did not grant any stock-based compensation awards to employees or non-employee directors. During the nine-months ended January 31, 2018, the Board of Directors of the Company approved grants of service-based RSUs and performance-based RSUs to key employees and non-employee directors. The employee performance-based RSUs totaled 33,080 units and the employee and non-employee director service-based RSUs totaled 22,250 units. The performance-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if they remain continuously employed with the Company (or, for non-employee directors, serving on the Board of Directors) until the units vest.  All of the Company’s RSUs granted to employees cliff-vest three years from the grant date.

For the three- and nine-month periods ended January 31, 2018 and 2017, stock-based compensation expense was allocated as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in thousands)	2018	2017	2018	2017
Cost of sales and distribution	$256	$160	$777	$468
Selling and marketing (income) expenses	183	253	385	755
General and administrative expenses	458	414	1,344	1,254
Stock-based compensation expense	$897	$827	$2,506	$2,477

During the nine months ended January 31, 2018, the Company also approved grants of 4,496 cash-settled performance-based restricted stock tracking units ("RSTUs") and 2,519 cash-settled service-based RSTUs for more junior level employees.  Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of a share of the Company's common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of a share of the Company's common stock as of the payment date if they remain continuously employed with the Company until the units vest.  All of the RSTUs cliff-vest three years from the grant date.  Since the RSTUs will be settled in cash, the grant date fair value of these awards is recorded as a liability until the date of payment.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value.  The Company recognized expense of approximately $0.6 million and $0.1 million for the three-month periods ended January 31, 2018 and 2017, respectively, and approximately $1.0 million and $0.3 million for the nine-month periods ended January 31, 2018 and 2017, respectively. A liability for payment of the RSTUs is included in the Company's balance sheets in the amount of $1.6 million and $1.5 million as of January 31, 2018 and April 30, 2017, respectively.

Note F--Customer Receivables

The components of customer receivables were:

	January 31,	April 30,
(in thousands)	2018	2017
Gross customer receivables	$127,339	$66,373
Less:
Allowance for doubtful accounts	(280)	(148)
Allowance for returns and discounts	(5,282)	(3,110)

Net customer receivables	$121,777	$63,115

Note G--Inventories

The components of inventories were:

	January 31,	April 30,
(in thousands)	2018	2017
Raw materials	$49,503	$18,230
Work-in-process	40,330	18,704
Finished goods	31,617	19,372

Total FIFO inventories	121,450	56,306

Reserve to adjust inventories to LIFO value	(13,447)	(13,447)

Total inventories	$108,003	$42,859

Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Since these items are estimated, interim results are subject to the final year-end LIFO inventory valuation.

Note H--Property, Plant and Equipment

The components of property, plant and equipment were:

	January 31	April 30
(in thousands)	2018	2017
Land	$4,751	$3,581
Buildings and improvements	93,902	81,172
Buildings and improvements - capital leases	11,203	11,202
Machinery and equipment	268,063	187,836
Machinery and equipment - capital leases	29,918	29,378
Construction in progress	28,600	10,838
	436,437	324,007
Less accumulated amortization and depreciation	(225,809)	(216,074)

Total	$210,628	$107,933

Amortization and depreciation expense on property, plant and equipment amounted to $12.9 million and $10.5 million for the nine months ended January 31, 2018 and 2017, respectively. Accumulated amortization on capital leases included in the above table amounted to $30.0 million and $29.7 million as of January 31, 2018 and April 30, 2017, respectively.

Note I--Intangibles

The components of intangible assets were:

(in thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	6 years	Straight-line	$274,000	$3,806	$270,194
Trademarks	3 years	Straight-line	10,000	278	9,722
Intangible assets, net				$4,084	$279,916

Amortization expense for the nine months ended January 31, 2018 was $4.1 million. Based on the carrying amounts of amortizable intangible assets noted above, estimated amortization expense for the next five 12-month periods beginning in January 31, 2018 is $49.0 million, $49.0 million, $48.7 million, $45.7 million and $45.7 million, respectively.

Note J--Product Warranty

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

The following is a reconciliation of the Company’s warranty liability, which is included in other accrued expenses on the balance sheet:

	Nine Months Ended
	January 31,
(in thousands)	2018	2017
Beginning balance at May 1	$3,262	$2,926
Acquisition	119	—
Accrual	14,943	13,460
Settlements	(14,760)	(13,376)

Ending balance at January 31	$3,564	$3,010

Note K--Pension Benefits

Effective April 30, 2012, the Company froze all future benefit accruals under the Company’s hourly and salary defined-benefit pension plans.

Net periodic pension (benefit) cost consisted of the following for the three- and nine-month periods ended January 31, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2018	2017	2018	2017
Interest cost	$1,431	$1,443	$4,295	$4,329
Expected return on plan assets	(2,234)	(2,019)	(6,702)	(6,059)
Recognized net actuarial loss	401	442	1,201	1,328

Net periodic pension benefit	$(402)	$(134)	$(1,206)	$(402)

The Company contributed a total of $19.3 million to its pension plans in the first nine months of fiscal 2018, which represents both required and discretionary funding, and does not expect to contribute any additional funds during the remainder of fiscal 2018. On August 24, 2017, the Board of Directors of the Company approved up to $13.6 million of discretionary funding which is included in the total contributions for the year. The Company made contributions of $27.3 million to its pension plans in fiscal 2017.

Note L--Fair Value Measurements

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

The Company's financial instruments include cash and cash equivalents valued at cost, which approximates fair value, due to the short-term maturities of these instruments. Money market funds, mutual funds and certificates of deposits are carried at fair value in the financial statements. For these investments, the fair value was estimated based on quoted prices categorized as a Level 1 valuation. The Company's mutual fund investment assets represent contributions made and invested on behalf of the Company's executive officers in a supplementary employee retirement plan.

The fair values of the Company's RSI Notes were determined using Level 2 inputs based the conditional call and tender offer described further in Note R, which approximates the carrying value recorded in connection with the RSI Acquisition. The carrying values of the Credit Facilities approximated fair value because the interest rates vary with market interest rates.

The following table summarizes the fair values of assets that are recorded in the Company’s unaudited condensed consolidated financial statements as of January 31, 2018 and April 30, 2017 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of January 31, 2018
	Level 1	Level 2	Level 3
ASSETS:
Certificates of deposit	$10,500	$—	$—
Mutual funds	1,092	—	—
Total assets at fair value	$11,592	$—	$—

	As of April 30, 2017
	Level 1	Level 2	Level 3
ASSETS:
Money market funds	$50,146	$—	$—
Mutual funds	1,038	—	—
Certificates of deposit	72,250	—	—
Total assets at fair value	$123,434	$—	$—

There were no transfers between Level 1, Level 2 or Level 3 for assets measured at fair value on a recurring basis.

Note M--Loans Payable and Long-Term Debt

The Credit Facilities

On December 29, 2017, the Company entered into the Credit Agreement, which provides for the Revolving Facility, the Initial Term Loan and the Delayed Draw Term Loan. Also on December 29, 2017, the Company borrowed the entire $250 million available under the Initial Term Loan and approximately $50 million under the Revolving Facility to fund, in part, the cash portion of the RSI Acquisition consideration and the Company’s transaction fees and expenses related to the RSI Acquisition. In connection with its entry into the Credit Agreement, the Company terminated its prior $35 million revolving credit facility with Wells Fargo. As of January 31, 2018, $250 million and $30 million remained outstanding on the Initial Term Loan and the Revolving Facility, respectively, and no amounts were outstanding under the Delayed Draw Term Loan. The Initial Term Loan is scheduled to mature as follows: $12.5 million by January 31, 2019; $18.8 million by January 31, 2020; $25.0 million by January 31, 2021; $25.0 million by January 31, 2022; and $168.7 million by December 29, 2022. The Credit Facilities mature on December 29, 2022. The Company is required to repay any aggregate outstanding amounts under the Initial Term Loan and the Delayed Draw Term Loan in certain specified quarterly installments beginning on April 30, 2018.

Amounts outstanding under the Credit Facilities bear interest based on a fluctuating rate measured by reference to either, at the Company’s option, a base rate plus an applicable margin or LIBOR plus an applicable margin, with the applicable margin being determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” The Company will also incur a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” In addition, a letter of credit fee will accrue on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on LIBOR loans, payable quarterly in arrears.

The Credit Agreement includes negative covenants restricting the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create additional liens on its assets, make certain investments, dispose of its assets or engage in a merger or other similar transaction or engage in transactions with affiliates, subject, in each case, to the various exceptions and conditions described in the Credit Agreement. The negative covenants further restrict the Company’s ability to make certain restricted payments, including the payment of dividends, in certain limited circumstances.

As of January 31, 2018, the Company’s obligations under the Credit Agreement were guaranteed by the Company’s subsidiaries (other than RSI and its subsidiaries) and the obligations of the Company and its subsidiaries (other than RSI and its subsidiaries) were secured by a pledge of substantially all of their respective personal property.

The RSI Notes

On December 29, 2017, as a result of the closing of the RSI Acquisition, the Company assumed, through its acquisition of all of the equity interests of RSI, the RSI Notes. As of December 29, 2017, the RSI Notes had a fair value of $602.3 million. As of January 31, 2018, the entire $575 million aggregate principal amount of the RSI Notes remained outstanding.

As of January 31, 2018, the RSI Notes (i) accrued interest at a rate equal to 6.5% per annum, payable in cash in arrears on March 15 and September 15 of each year, (ii) were scheduled to mature on March 15, 2023, (iii) were guaranteed by each of RSI’s domestic subsidiaries, and (iv) were secured by a second lien on substantially all of the assets of RSI and its domestic subsidiaries. As of January 31, 2018, the indenture governing the RSI Notes contained certain customary covenants, including covenants that limited or restricted RSI’s ability to incur debt, pay dividends, repurchase or make other distributions in respect of its capital stock, make other restricted payments, create liens, dispose of assets or engage in transactions with affiliates, subject, in each case to the exceptions and conditions described in the indenture. As of January 31, 2018, RSI was in compliance with the covenants under the indenture governing the RSI Notes. See Note R--Subsequent Events for information concerning the refinancing of the RSI Notes.

Other RSI Debt

On December 29, 2017, the Company also assumed, through its acquisition of all of the equity interests of RSI, $2.8 million of subordinated promissory notes payable to certain current and former RSI employees. The promissory notes each have a term of 5 years, bear interest at rates ranging from 1.01% to 2.12% per annum, may be prepaid by RSI at any time without penalty and are due in annual installments of principal and interest on their respective anniversary dates. The notes were issued in exchange for the cancellation of vested stock options of RSI either upon the termination of the applicable employee or immediately prior to the expiration of such options. As of January 31, 2018, the aggregate outstanding balance on the notes was $2.8 million, with payments due through June 30, 2022.

Note O--Income Taxes

The effective income tax rate for the three- and nine-month periods ended January 31, 2018 was 47.0% and 33.9%, respectively, compared with 33.2% and 34.5%, respectively, in the comparable periods in the prior fiscal year. The increase in the effective tax rate for the third quarter of fiscal 2018 as compared to the third quarter of fiscal 2017 was primarily due to transaction costs incurred due to the RSI Acquisition and an expected reduction in the amount of domestic production deduction expected for the year due to such acquisition in the quarter, partially offset by the overall benefit from the reduction in the tax rate enacted in connection with the Tax Cuts and Jobs Act of 2017 (H.R. 1) (the “Tax Act”). The Company recorded a net tax benefit of $1.2 million in the third quarter of fiscal 2018 in connection with the Tax Act enacted in December 2017. The decrease in the effective tax rate for the first nine months of fiscal 2018 as compared to the first nine months of fiscal 2017 was primarily due to the net benefit of $1.2 million from tax rate reduction enacted in connection with the Tax Act and an increase of $0.5 million in tax benefits from stock-based compensation transactions. As is discussed in Note C--Acquisition of RSI Home Products, Inc., a deferred tax liability of approximately $67.8 million was recorded as a result of the RSI Acquisition.
Tax Cuts and Jobs Act of 2017

On December 22, 2017, the Tax Act was signed into law. The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering the U.S. corporate federal income tax rate from 35% to 21% effective January 1, 2018.  As a result, a proportional federal rate of 30.4% is applicable in the current fiscal year.
The key impacts of the Tax Act for the three months ended January 31, 2018 were the re-measurement of deferred tax balances to the new corporate tax rate and the reduction of corporate federal tax rate applicable in the calculation of current tax expense from 35% to 30.4% in the current fiscal year. The Company is required to re-measure, through income tax expense, its deferred tax assets and liabilities using the enacted rate at which the items are expected to be recovered or settled.

Due to the complexities associated with understanding and applying various aspects of the new law and quantifying or estimating amounts upon which calculations required to account for new law are based, the U.S. Securities and Exchange Commission (“SEC”) recognized that it may be difficult for many companies to complete the determination of all accounting effects of the new law within the available timeframe for issuing their financial statements for the period of enactment. As a result, the SEC provided guidance under SAB 118, permitting corporations to record and report specific items impacted by the new law on the basis of reasonable estimates if final amounts have not been determined and designate them as provisional amounts, or to continue to account for specific items under the previous law if it is not possible to develop reasonable estimates within the timeframe for issuance of the financial statements. In subsequent reporting periods, as the accounting for those items is finalized, companies are expected to record the appropriate adjustments to the initial accounting, removing the provisional designation on an item in the period that the accounting for that item is completed. A measurement period of no more than one year from the date of enactment of the new law is provided under the SEC guidance to complete all such adjustments.

While the Company has not yet completed the assessment of the effects of the Tax Act, we are able to determine reasonable estimates for the impacts of the key items specified above, thus we reported provisional amounts for these items. The Company is still analyzing the impact of the provisions of the law on our deferred tax balances and refining our calculations which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount determined and recorded for the re-measurement of our deferred tax balances resulted in a net reduction in deferred assets of $1.6 million. While we have made a reasonable estimate of the impact of the federal corporate tax rate reduction, that estimate could change as we complete our analysis of all impacts of the Tax Act.

We were unable to determine a reasonable estimate of the impact, if any, of the effect on our existing deferred tax assets related to executive compensation. We have continued to apply our existing accounting under ASC 740 for this matter.

Note P--Concentration of Risks

Financial instruments that potentially subject the Company to concentrations of risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with major financial institutions and such balances may, at times, exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash.

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

At January 31, 2018, the Company's two largest customers, Customers A and B, represented 31.3% and 22.0% of the Company's gross customer receivables, respectively. At April 30, 2017, Customers A and B represented 8.2% and 20.7% of the Company’s gross customer receivables, respectively.

 The following table summarizes the percentage of sales to the Company's two largest customers for the nine months ended January 31, 2018 and 2017:

	PERCENT OF GROSS SALES
	Nine Months Ended
	January 31,
	2018	2017
Customer A	21.8	20.2
Customer B	14.4	15.9

Note Q--Other Information

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims that were deemed to be either probable or reasonably possible was not material as of January 31, 2018.

Note R--Subsequent Events

On February 12, 2018, the Company issued $350 million in aggregate principal amount of 4.875% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes will mature on March 15, 2026. Interest on the Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. The Senior Notes are, and will be, fully and unconditionally guaranteed by each of the Company’s current and future wholly-owned domestic subsidiaries that guarantee the Company’s obligations under the Credit Agreement. The indenture governing the Senior Notes restricts the ability of the Company and the Company’s “restricted subsidiaries” to, as applicable, (i) incur additional indebtedness or issue certain preferred shares, (ii) create liens, (iii) pay dividends, redeem or repurchase stock or make other distributions or restricted payments, (iv) make certain investments, (v) create restrictions on the ability of the “restricted subsidiaries” to pay dividends to the Company or make other intercompany transfers, (vi) transfer or sell assets, (vii) merge or consolidate with a third party and (viii) enter into certain transactions with affiliates of the Company, subject, in each case, to certain qualifications and exceptions as described in the indenture.

Also on February 12, 2018, the Company borrowed the entire $250 million available under the Delayed Draw Term Loan. In connection with these borrowings, RSI and its domestic subsidiaries became guarantors of the Company’s obligations under the Credit Agreement and pledged substantially all of their respective personal property as security for their obligations under such guarantee.

The Company utilized the proceeds from the issuance of the Senior Notes and borrowings under the Delayed Draw Term Loan, together with cash on hand, to (A) fund (i) the redemption of $115 million in aggregate principal amount of the RSI Notes on February 26, 2018 pursuant to a conditional call announced on January 25, 2018, (ii) the purchase of approximately $449.1 million in aggregate principal amount of the RSI Notes on February 12, 2018 pursuant to a tender offer that commenced on January 29, 2018 and (iii) the redemption of approximately $10.9 million in aggregate principal amount of the RSI Notes on February 28, 2018 pursuant to a make-whole call, and (B) repay $30 million of the amount borrowed under the Revolving Facility in connection with the closing of the RSI Acquisition. As a result of these redemptions and the tender offer, none of the RSI Notes remain outstanding.

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

 Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts.  These statements may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  In most cases, the reader can identify forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “would,” “plan,” “may,” “intend,” “estimate,” “prospect,” “goal,” “will,” “predict,” “potential” or other similar words.  Forward-looking statements contained in this report, including elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements.  In addition, the Company participates in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings or deterioration in financial condition.  Factors that could cause actual results to differ materially from those in forward-looking statements made in this report include but are not limited to:

•	the loss of or a reduction in business from one or more of our key customers;

•	negative developments in the U.S. housing market or general economy and the impact of such developments on our and our customers’ business, operations and access to financing;

•	competition from other manufacturers and the impact of such competition on pricing and promotional levels;

•	an inability to develop new products or respond to changing consumer preferences and purchasing practices;

•	a failure to effectively manage manufacturing operations, alignment and capacity or an inability to maintain the quality of our products;

•	the impairment of goodwill, other intangible assets or our long-lived assets;

•	an inability to obtain raw materials in a timely manner or fluctuations in raw material and energy costs;

•	information systems interruptions or intrusions or the unauthorized release of confidential information concerning customers, employees or other third parties;

•
the cost of compliance with, or liabilities related to, environmental or other governmental regulations or changes in governmental or industry regulatory standards, especially with respect to health and safety and the environment;

•	a failure to attract and retain certain members of management or other key employees or other negative labor developments, including increases in the cost of labor;

•	risks associated with the implementation of our growth strategy;

•	risks related to sourcing and selling products internationally and doing business globally;

•	unexpected costs resulting from a failure to maintain acceptable quality standards;

•	changes in tax laws or the interpretations of existing tax laws;

•	the occurrence of significant natural disasters, including earthquakes, fires, floods, and hurricanes or tropical storms;

•	the unavailability of adequate capital for our business to grow and compete;

•	increased buying power of large customers and the impact on our ability to maintain or raise prices;

•	the effect of the RSI Acquisition on our ability to retain customers, maintain relationships with suppliers and hire and retain key personnel;

•
our ability to successfully integrate RSI into our business and operations and the risk that the anticipated economic benefits, costs savings and other synergies in connection with the RSI Acquisition are not fully realized or take longer to realize than expected; and

•
limitations on operating our business as a result of covenant restrictions under our indebtedness, and our ability to pay amounts due under the Credit Facilities, the Senior Notes and our other indebtedness.

Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report, including elsewhere in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in Item 1A, "Risk Factors,", and also in the Company's most recent Annual Report on Form 10-K for the fiscal year ended April 30, 2017, filed with the SEC, including under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."  While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a material adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Overview

American Woodmark Corporation manufactures and distributes kitchen, bath and home organization products for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers, builders and distributors and through a network of independent dealers.  At January 31, 2018, the Company operated eighteen manufacturing facilities in the United States and Mexico and seven primary service centers located throughout the United States.

On December 29, 2017, the Company completed the acquisition of RSI, a leading manufacturer of kitchen and bath cabinetry and home organization products, for consideration consisting of 1,457,568 newly issued shares of American Woodmark common stock, $363.3 million in net cash (subject to certain customary postclosing working capital, indebtedness and seller expense true ups), and the assumption of approximately $589 million of RSI debt, including accrued interest. We refer to this acquisition as the “RSI Acquisition.”

The three-month period ended January 31, 2018 was the Company’s third quarter of its fiscal year that ends on April 30, 2018 (“fiscal 2018”).  During the third quarter of fiscal 2018, the Company continued to experience improving market conditions from the housing market downturn that began in 2007.

The Company’s remodeling-based business was impacted by the following trends during the third quarter of the Company’s fiscal 2018:

•
Residential investment as a percentage of gross domestic product as tracked by the U.S. Department of Commerce for the fourth calendar quarter of 2017 was flat at 3.5% compared with the same period in the prior year;

•
The median price per existing home sold rose during the fourth calendar quarter of 2017 compared to the same period one year ago by 5.6% according to data provided by the National Association of Realtors, and existing home sales increased 0.42% during the fourth calendar quarter of 2017 compared to the same period in the prior year;

•	The unemployment rate improved to 4.1% as of January 2018 compared to 4.8% as of January 2017 according to data provided by the U.S. Department of Labor;

•
Mortgage interest rates remained low with a thirty-year fixed mortgage rate of approximately 4.03% in January 2018, a decrease of approximately 12 basis points compared to the same period in the prior year, according to Freddie Mac; and

•	Consumer sentiment as tracked by Thomson Reuters/University of Michigan decreased from 98.5 in January 2017 to 95.7 in January 2018.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, housing affordability and sales reported by the Kitchen Cabinet Manufacturers Association (“KCMA”), a trade organization that issues the aggregate sales that have been reported by its members including the largest cabinet manufacturers in the United States.  Based on the totality of factors listed above, the Company believes that the cabinet remodeling market increased in the low single digits during the third quarter of fiscal 2018.

The Company’s remodeling sales, which consist of our dealer channel sales and home center retail sales, increased 33% during the third quarter and 10% during the first nine months of fiscal 2018 compared to the same prior-year periods. Our dealer channel grew by 3% during the third quarter and 11% during the first nine months of fiscal 2018, respectively, when compared to the comparable prior-year periods as management believes that the Company has improved market share in this channel.  Our home center retailer channel grew by 42% during the third quarter and 9% during the first nine months of fiscal 2018, respectively, when compared to the comparable prior-year periods.  Much of this growth is attributed to the one month of results from the Company’s acquisition of RSI which accounted for 31% of our remodeling sales during the third quarter of fiscal 2018.  Otherwise, excluding the impact of RSI sales, management believes the Company has maintained share within the home center retail channel.

Regarding new construction markets, the Company believes that fluctuations in single-family housing starts are the best indicator of cabinet activity.  Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts rose approximately 8% during the third quarter of the Company’s fiscal 2018 over the comparable prior year period. Completions over the third fiscal quarter only averaged an increase of 3%.

Sales in the new construction channel increased 7% in the third quarter, 4% of which was attributable to one month of results from the Company's acquisition of RSI, and more than 9% during the first nine months of fiscal 2018 when compared with the same periods of fiscal 2017. The Company believes it under indexed the market due to an increase in first time home buyers.

The Company’s total net sales rose 17% during the third quarter and 9% during the first nine months of fiscal 2018 compared to the same prior-year periods, which management believes was driven primarily by a rise in overall market activity plus one month of sales from the Company’s acquisition of RSI.

The Company earned net income of $2.0 million for the third quarter of fiscal 2018, compared with $14.6 million in the third quarter of its prior fiscal year, and earned net income of $44.0 million for the first nine months of fiscal 2018, compared with $53.9 million in the same period of the prior year.

As of January 31, 2018, the Company had total net deferred tax liabilities of $63.6 million, compared to net deferred tax assets of $18.0 million at April 30, 2017.  The reduction in total net deferred tax assets from April 30, 2017 to January 31, 2018 is mainly due to the preliminary deferred tax liability of $67.8 million from RSI Acquisition, pension contributions, and stock based compensation transactions over the period.  The Company regularly considers the need for a valuation allowance against its deferred tax assets.  Deferred tax assets are reduced by a valuation allowance when, after considering all positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  The Company has recorded a valuation allowance related to deferred tax assets for certain state investment tax credit (“ITC”) carryforwards.  These credits expire in various years beginning in fiscal 2020.  The Company believes based on positive evidence of the housing industry improvement along with five consecutive years of profitability that the Company will more likely than not realize all other remaining deferred tax assets.

Results of Operations

	Three Months Ended			Nine Months Ended
	January 31,			January 31,
(in thousands)	2018	2017	Percent Change	2018	2017	Percent Change

Net sales	$292,791	$249,285	17%	$844,387	$771,511	9%
Gross profit	50,379	51,596	(2)	166,208	167,065	(1)
Selling and marketing expenses	19,167	18,519	3	55,397	52,128	6
General and administrative expenses	23,492	11,476	105	41,442	33,083	25

Net Sales. Net sales were $292.8 million for the third quarter of fiscal 2018, an increase of 17% compared with the third quarter of fiscal 2017.  For the first nine months of fiscal 2018, net sales were $844.4 million, reflecting a 9% increase compared with the same period of fiscal 2017.  The increase in net sales during the third quarter and first nine months of fiscal 2018 was driven by one month of sales from the Company’s acquisition of RSI of $38.6 million and organic growth of 2% in the third quarter and 4% in the first nine months of fiscal 2018.

Gross Profit.  Gross profit margin for the third quarter of fiscal 2018 was 17.2%, compared with 20.7% for the same period of fiscal 2017.  Gross profit margin was 19.7% for the first nine months of fiscal 2018, compared with 21.7% in the first nine months of fiscal 2017.  Gross profit in the third quarter was unfavorably impacted by higher transportation costs, raw material inflation, and operating inefficiency and $6.3 million, or 216 bps, of inventory step-up amortization.  Gross profit for the first nine months of the current fiscal year was unfavorably impacted by higher transportation costs, raw material inflation, and healthcare costs and $6.3 million, or 75 bps, of inventory step-up amortization.

Selling and Marketing Expenses.  Selling and marketing expenses were 6.5% of net sales in the third quarter of fiscal 2018, compared with 7.4% of net sales for the same period in fiscal 2017.  For the first nine months of fiscal 2018, selling and marketing expenses were 6.6% of net sales, compared with 6.8% of net sales for the same period of fiscal 2017.  Selling and marketing expenses as a percentage of net sales decreased during the third quarter and first nine months of fiscal 2018 as a result of lower personnel costs and product launch costs.

General and Administrative Expenses.  General and administrative expenses were 8.0% of net sales in the third quarter of fiscal 2018, compared with 4.6% of net sales in the third quarter of fiscal 2017, and 4.9% of net sales in the first nine months of fiscal 2018 compared with 4.3% of net sales in the same period in fiscal 2017.   The increase in general and administrative expenses as a percentage of net sales during the third quarter and first nine months of fiscal 2018 was driven by RSI Acquisition related costs of $10.2 million and amortization of intangibles of $4.1 million, partially offset by lower incentive costs.

Use of Non-GAAP Financial Measures. Management considers a measurement that is not in accordance with U.S. generally accepted accounting principles a useful measurement of the operational profitability of the Company. Management deems adjusted EBITDA as a useful measure of performance of its core operations and helpful in evaluating comparative results period over period. Some investment professionals also utilize such a measurement as an indicator of the value of profits and cash that are generated strictly from operating activities, putting aside working capital and certain other balance sheet changes. For this measurement, management increases net income for significant non-operating and non-cash expense items to arrive at an amount known as “Earnings Before Interest, Taxes, Depreciation and Amortization” (EBITDA). Further, management defines adjusted EBITDA as EBITDA adjusted to exclude such items as: restructuring charges, stock based compensation, corporate business development expense and loss on disposal of property, plant and equipment. The reader is cautioned that the values for EBITDA and adjusted EBITDA should not be compared to other entities unknowingly. EBITDA and adjusted EBITDA should not be considered alternatives to net income or cash flows from operating activities as an indicator of operating performance or as a measure of liquidity. The reader should refer to the determination of net income and cash flows from operating activities in accordance with U.S. generally accepted accounting principles disclosed in the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows.

EBITDA and adjusted EBITDA as used by management are calculated as follows:

Reconciliation of Adjusted Non-GAAP Financial Measures to the GAAP Equivalents

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2018	2017	2018	2017

Net income (GAAP)	$1,996	$14,553	$44,032	$53,851
Add back:
Income tax expense	1,768	7,220	22,567	28,312
Interest (income) expense, net	4,035	(167)	2,887	(225)
Depreciation and amortization expense	6,602	4,846	17,579	13,719
Amortization of customer lists and trademarks	4,083	—	4,083	—
EBITDA (Non-GAAP)	$18,484	$26,452	$91,148	$95,657
Add back:
Acquisition related expenses	10,163	728	10,163	728
Inventory step-up amortization (1)	6,334	—	6,334	—
Stock compensation expense	897	828	2,506	2,477
Loss on asset disposal	147	111	280	286
Adjusted EBITDA (Non-GAAP)	$36,025	$28,119	$110,431	$99,148

Net Sales	$292,791	$249,285	$844,387	$771,511
Adjusted EBITDA margin (Non-GAAP)	12.3%	11.3%	13.1%	12.9%

(1) The inventory step-amortization is the increase in the fair value of inventory acquired through the RSI Acquisition that was fully expensed in the quarter ended January 31, 2018.

Adjusted EBITDA. Adjusted EBITDA was $36.0 million, with an Adjusted EBITDA margin of 12.3%, compared to $28.1 million and 11.3% for the same quarter of the prior fiscal year. Adjusted EBITDA was $110.4 million, with an Adjusted EBITDA margin of 13.1%, for the first nine months of fiscal 2018 compared to $99.1 million and 12.9% in the same period of the prior fiscal year. The increase during the third quarter and first nine months of fiscal 2018 is primarily due to additional sales growth and the inclusion of one month of results for RSI.

Effective Income Tax Rates.  The Company’s effective income tax rate for the three- and nine-month periods ended January 31, 2018 was 47.0% and 33.9%, respectively, compared with 33.2% and 34.5%, respectively, in the comparable periods in the prior fiscal year. The increase in the effective tax rate for the third quarter of fiscal 2018 as compared to the third quarter of fiscal 2017 was primarily due to transaction costs incurred and an increase in limitation of domestic production deduction due to the acquisition in the quarter, partially offset by the benefit from the reduction in the tax rate enacted in connection with the Tax Act. The Company recorded a net tax benefit of $1.2 million in the third quarter of fiscal 2018 in connection with the Tax Act enacted in December, 2017. The decrease in the effective tax rate for the first nine months of fiscal 2018 as compared to the first nine months of fiscal 2017 was primarily due to the net benefit of $1.2 million from tax rate reduction enacted in connection with the Tax Act and an increase of $0.5 million tax benefit from stock-based compensation transactions. See Note O--Income Taxes for more information on the Tax Act.

Outlook.  The Company believes that the average price of existing home sales will continue to increase driven by growth in both employment and new household formations. In this environment, the Company expects the cabinet remodeling market will show modest improvement during the remainder of fiscal 2018 but overall activity will continue to be below historical averages. Within the cabinet remodeling market, the Company expects independent dealers to outperform other channels of distribution primarily due to their more affluent customer base. The Company remains focused on improving market share in the home center channel for the remainder of fiscal 2018, however this is heavily dependent upon competitive promotional activity. The Company also expects to continue to increase market share in the dealer channel. This combination is expected to result in remodeling sales growth that is above the market rate primarily due to incremental growth from the RSI Acquisition.

The Company expects that single-family housing starts and in turn, new construction cabinet sales, will grow approximately 8-10% during the remainder of its fiscal year 2018, and that the Company’s new construction sales growth will be below, or at this level, for the remainder of its current fiscal year, as the market continues to shift to first time home buyers.

LIQUIDITY AND CAPITAL RESOURCES

The Acquisition significantly affected the Company’s financial condition, liquidity and cash flow. See Note C--Acquisition of RSI Home Products, Inc. for a table detailing the preliminary purchase price. The Company’s cash and cash equivalents totaled $139.6 million at January 31, 2018, representing a $37.4 million decrease from its April 30, 2017 levels.  At January 31, 2018, total long-term debt (including current maturities) was $896.4 million, an increase of $879.6 million from its balance at April 30, 2017.  The Company’s ratio of long-term debt to total capital was 61.0% at January 31, 2018, compared with 4.2% April 30, 2017.

The Company’s main source of liquidity is its cash and cash equivalents on hand and cash generated from its operating activities. The Company can also borrow up to $100 million under the Revolving Facility. Approximately $65.1 million was available under this facility as of January 31, 2018, and approximately $95.1 million was available as of February 12, 2018 after giving effect to the use of proceeds from the issuance of the Senior Notes and borrowings under the Delayed Draw Term Loan (See Note R--Subsequent Events).

The Company borrowed $250 million under the Initial Term Loan on December 29, 2017 in connection with the closing of the RSI Acquisition and borrowed an additional $250 million under the Delayed Draw Term Loan on February 12, 2018 in connection with the refinancing of the RSI Notes. Amounts outstanding under the Credit Facilities bear interest based on a fluctuating rate measured by reference to either, at the Company’s option, a base rate plus an applicable margin ranging between 0.25% and 1.25% or LIBOR plus an applicable margin ranging between 1.25% and 2.25%, with the applicable margin being determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” The Company will also incur a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” The initial applicable margin with respect to base rate loans was 1.00% and the initial applicable margin with respect to LIBOR loans was 2.00%. The initial commitment fee was 0.25%. As of February 20, 2018, the applicable margin with respect to base rate loans and LIBOR loans was 1.25% and 2.25%, respectively, and the commitment fee was 0.30%.

The Company is required to repay the aggregate outstanding amounts under the Initial Term Loan and the Delayed Draw Term Loan in certain specified quarterly installments beginning on April 30, 2018. The Credit Facilities mature on December 29, 2022.

On February 12, 2018, the Company issued $350 million in aggregate principal amount of the Senior Notes and utilized the proceeds of such issuance, together with the borrowings under the Delayed Draw Term Loan as discussed above and cash on hand, to fund the refinancing of the RSI Notes.

The Credit Agreement and the indenture governing the Senior Notes restrict the ability of the Company and certain of the Company’s subsidiaries to, among other things, incur additional indebtedness, create additional liens, make certain vestments, dispose of assets or engage in a merger or consolidation, engage in certain transactions with affiliates, and make certain restricted payments, including the payment of dividends or the repurchase or redemption of stock, subject, in each case, to the various exceptions and conditions described in the Credit Agreement and the indenture governing the Senior Notes.

See Note M--Loans Payable and Long-Term Debt and Note R--Subsequent Events for additional information concerning the Credit Facilities, the Senior Notes and the refinancing of the RSI Notes.

Cash provided by operating activities in the first nine months of fiscal 2018 was $48.9 million, compared with $51.7 million in the comparable period of fiscal 2017.  The decrease in the Company’s cash from operating activities was driven primarily by a decrease in net income and increased income taxes receivable and accrued compensation and other expenses, which was partially offset by higher depreciation and amortization.

The Company’s investing activities primarily consist of purchases and maturities of certificates of deposit, investment in property, plant and equipment and promotional displays.  Net cash used for investing activities was $28.4 million in the first nine months of fiscal 2018, compared with $51.7 million in the comparable period of fiscal 2017. The decrease in cash used was due to the acquisition of RSI and increased investment in property, plant and equipment, which was partially offset by a net $96.0 million increase in cash flow from certificates of deposit.

During the first nine months of fiscal 2018, net cash used by financing activities was $57.9 million, compared with $11.2 million in the comparable period of the prior fiscal year.  The increase in cash used was driven by the Company’s payments of long-term debt of $21.4 million, the repurchase of 309,612 shares of common stock at a cost of $29.0 million, a $15.6 million increase from the prior year, debt issuance costs of $6.7 million and a decrease in proceeds from the exercise of stock options of $1.1 million.

Under a stock repurchase authorization approved by its Board of Directors on November 30, 2015, the Company was authorized to purchase up to $20 million of the Company's common shares. On November 30, 2016, the Board of Directors authorized an additional stock repurchase program of up to $50 million of the Company's common shares. This authorization is in addition to the stock repurchase program authorized on November 19, 2015. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Credit Agreement and the indenture governing the Senior Notes, and other factors management deems relevant. At January 31, 2018, $36.0 million remained authorized by the Company’s Board of Directors to repurchase the Company’s common shares. The Company purchased a total of 309,612 common shares, for an aggregate purchase price of $29.0 million, during the first nine months of fiscal 2018, under the authorizations. See Part II. Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" for further information on share repurchases. The Company announced on December 1, 2017 that it suspended its stock repurchase program in conjunction with the RSI Acquisition.

On November 30, 2016 the Board of Directors of the Company approved the construction of a new corporate headquarters in Winchester, Virginia. The new space will consolidate employees that currently occupy four buildings in Winchester, Virginia and Frederick County, Virginia, during the 4th quarter of fiscal 2018. It is expected that the new building will be self-funded for approximately $30 million, of which $18.3 million has been spent through January 31, 2018. During the first nine months of fiscal 2018, approximately $15.3 million in costs were incurred related to the new company headquarters.

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

Critical Accounting Policies

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The Company’s critical accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2017. Beginning third quarter fiscal 2018 goodwill and other intangible assets has been designated as one of the Company's critical accounting policies as a result of the acquisition of RSI.

Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In accordance with the accounting standards, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. There were no impairment charges related to goodwill for the three- and nine-month periods ended January 31, 2018 and 2017.

The Company amortizes the cost of other intangible assets over their estimated useful lives, which range up to six years, unless such lives are deemed indefinite. There were no impairment charges related to other intangible assets for the three- and nine-month periods ended January 31, 2018 and 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our Revolving Facility and Initial Term Loan, include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of January 31, 2018 would increase our annual interest expense by approximately $2.8 million.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2018.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.  We acquired RSI on December 29, 2017 and have not yet included RSI in our assessment of the effectiveness of our internal control over financial reporting. Accordingly, pursuant to the Securities and Exchange Commission's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include internal control over financial reporting related to RSI.

Except as described in the preceding paragraph, there has been no change in the Company's internal control over financial reporting that occurred during the quarter ended January 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the Company’s business.  The Company is not party to any material litigation that does not constitute ordinary, routine litigation incidental to its business.

Item 1A. Risk Factors

Due to the acquisition of RSI there have been changes to the risk factors described in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 29, 2017 as follows:

Because of the concentration of our sales to our two largest customers, the loss of either customer or a significant reduction in orders from either customer could adversely affect our financial results. Home Depot and Lowe’s collectively accounted for approximately 36% of total Company sales during the first nine months of fiscal 2018 and with the RSI Acquisition, we expect this concentration to significantly increase. We do not typically enter into long-term sales contracts with Home Depot or Lowe’s and our sales usually occur on a “purchase order” basis. Our customers can make significant changes in their purchase volumes and can seek to significantly affect the prices we receive for our products and services and the other terms and conditions on which we do business. They have discontinued, and may in the future choose to discontinue, purchasing some or all of our products with little or no notice. In the past, purchase volumes from our customers, including Home Depot and Lowe’s, have fluctuated substantially, and we expect such fluctuations to occur from time to time in the future. Any reduction in, or termination of, our sales to either Home Depot or Lowe’s could have a material adverse effect on our business, financial condition or results of operations.

In addition, the potential for orders from these large retail customers to increase significantly from time to time requires us to have sufficient manufacturing capacity. These large retailers also impose strict logistics and performance obligations. Failure to comply with these obligations may result in these customers reducing or stopping their purchase of our products.

We could also experience delays or defaults in payment from Home Depot or Lowe’s, which could adversely affect our business, financial condition or results of operations. The loss of a substantial portion of our order volumes or revenue from either Home Depot or Lowe’s for any reason would have a material adverse effect on our business, financial condition, or results of operations.

Our business primarily relies on U.S. home improvement, repair and remodel and new home construction activity levels, all of which are impacted by risks associated with fluctuations in the housing market. Downward changes in the general economy, the housing market or other business conditions could adversely affect our results of operations, cash flows and financial condition. Our business primarily relies on home improvement, repair and remodel, and new home construction activity levels in the United States. The housing market is sensitive to changes in economic conditions and other factors, such as the level of employment, access to labor, consumer confidence, consumer income, availability of financing and interest rate levels. Adverse changes in any of these conditions generally, or in any of the markets where we operate, could decrease demand and could adversely impact our businesses by: causing consumers to delay or decrease homeownership; making consumers more price conscious resulting in a shift in demand to smaller, less expensive homes; making consumers more reluctant to make investments in their existing homes, including large kitchen and bath repair and remodel projects; or making it more difficult to secure loans for major renovations. Although the U.S. new home construction market is improving, demand for new homes is still recovering after the 2007-2009 U.S. economic recession and continues to remain below historical levels.

Prolonged economic downturns may adversely impact our sales, earnings and liquidity. Our industry historically has been cyclical in nature and has fluctuated with economic cycles. During economic downturns, our industry could experience longer periods of recession and greater declines than the general economy. We believe that our industry is significantly influenced by economic conditions generally and particularly by housing activity, consumer confidence, the level of personal discretionary spending, demographics and credit availability. These factors may affect not only the ultimate consumer of our products, but also may impact home centers, builders and our other primary customers. As a result, a worsening of economic conditions could adversely affect our sales and earnings as well as our cash flow and liquidity.

The U.S. cabinetry industry is highly competitive, and we may not be able to compete successfully. We operate within the highly competitive U.S. cabinetry industry, which is characterized by competition from a number of other manufacturers. Competition is further intensified during economic downturns. We compete with numerous large national and regional home products companies for, among other things, customers, orders from Home Depot and Lowe’s, raw materials and skilled management and labor resources. Purchase volumes from our main home center customers have fluctuated substantially from time to time in the past, and we expect such fluctuations to occur from time to time in the future.

Some of our competitors have greater financial, marketing and other resources than we do and, therefore, may be able to adapt to changes in customer preferences more quickly, devote more resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can.

In addition, some of our competitors may resort to price competition to sustain or gain market share and manufacturing capacity utilization, and we may have to adjust the prices on some of our products to stay competitive, which could reduce our revenues. We may not ultimately succeed in competing with other manufacturers and distributors in our market, which may have a material adverse effect on our business, financial condition or results of operations.

Our failure to develop new products or respond to changing consumer preferences and purchasing practices could have a material adverse effect on our business, financial condition or results of operations. The U.S. cabinetry industry is subject to changing consumer trends, demands and preferences. The uncertainties associated with developing and introducing new products, such as gauging changing consumer preferences and successfully developing, manufacturing, marketing and selling new products, could lead to, among other things, rejection of a new product line, reduced demand and price reductions for our products. If our products do not keep up with consumer trends, demands and preference, we could lose market share, which could have a material adverse effect on our business, financial condition or results of operations.

Changes to consumer shopping habits and potential trends toward “online” purchases could also impact our ability to compete as we currently sell our products mainly through our distribution channel. Further, the volatile and challenging economic environment of recent years has caused shifts in consumer trends, demands, preferences and purchasing practices and changes in the business models and strategies of our customers. Shifts in consumer preferences, which may or may not be long-term, have altered the quantity, type and prices of products demanded by the end-consumer and our customers. If we do not timely and effectively identify and respond to these changing consumer preferences and purchasing practices, our relationships with our customers could be harmed, the demand for our products could be reduced and our market share could be negatively affected.

We may fail to fully realize the anticipated benefits of our growth strategy within the dealer and homebuilder channels. Part of our growth strategy depends on expanding our business in the dealer and homebuilder channels. We may fail to compete successfully against other companies that are already established providers within the dealer and homebuilder channels. Demand for our products within the homebuilder and dealer channels may not grow, or might even decline. In addition, we may not accurately gauge consumer preferences and successfully develop, manufacture and market our products at a national level. Further, the implementation of our growth strategy may place additional demands on our administrative, operational and financial resources and may divert management’s attention away from our existing business and increase the demands on our financial systems and controls. If our management is unable to effectively manage growth, our business, financial condition or results of operations could be adversely affected. If our growth strategy is not successful then our revenue and earnings may not grow as anticipated or may decline, we may not be profitable, our reputation and brand may be damaged. In addition, we may change our financial strategy or other components of our overall business strategy if we believe our current strategy is not effective, if our business or markets change, or for other reasons, which may cause fluctuations in our financial results.

Manufacturing expansion to add capacity, manufacturing realignments, and other cost savings programs could result in a decrease in our near-term earnings. We continually review our manufacturing operations. These reviews could result in the expansion of capacity, manufacturing realignments and various cost savings programs. Effects of manufacturing expansion, realignments or cost savings programs could result in a decrease in our short-term earnings until the additional capacity is in place, cost reductions are achieved and/or production volumes stabilize. Such manufacturing expansions, realignments and programs involve substantial planning, often require capital investments, and may result in charges for fixed asset impairments or obsolescence and substantial severance costs. We also cannot assure you that we will achieve all of the intended cost savings. Our ability to achieve cost savings and other benefits within expected time frames is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive, and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business, financial condition, and results of operations could be materially and adversely affected. In addition, downturns in the economy could potentially have a larger impact on American Woodmark as a result of this added capacity.

We may record future goodwill impairment charges or other asset impairment charges which could negatively impact our future results of operations and financial condition. We have recorded significant goodwill as a result of the RSI Acquisition, and goodwill and other acquired intangible assets represent a substantial portion of our assets. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets which we review both on an annual basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination is made that a significant impairment in value of goodwill, other intangible assets or long-lived assets has occurred, such determination could require us to impair a substantial portion of our assets. Asset impairments could have a material adverse effect on our financial condition and results of operations.

Fluctuating raw material and energy costs could have a material adverse effect on our business and results of operations. We purchase various raw materials, including, among others, wood, wood-based and resin products, which are subject to price fluctuations that could materially increase our manufacturing costs. Further, increases in energy costs increase our production costs and also the cost to transport our products, each of which could have a material adverse effect on our business and results of operations. In addition, some of our suppliers have consolidated and other suppliers may do so in the future. Combined with increased demand, such consolidation could increase the price of our supplies and raw materials.

We also may be unwilling or unable to pass on to customers commensurate cost increases. Competitive considerations and customer resistance to price increases may delay or make us unable to adjust selling prices. To the extent we are unable to either reengineer or otherwise offset increased costs or are unwilling or unable to build price increases into our sales prices, our margins will be negatively affected. Even if we are able to increase our selling prices, sustained price increases for our products may lead to sales declines and loss of market share, particularly if our competitors do not increase their prices. Conversely, when raw materials or energy prices decline, we may receive customer pressure to reduce our sales prices.

These prices are market-based and fluctuate based on factors beyond our control. We do not have long-term fixed supply agreements and do not hedge against price fluctuations. We, therefore, cannot predict our raw materials costs for the coming year.

The inability to obtain raw materials from suppliers in a timely manner would adversely affect our ability to manufacture and market our products. Our ability to offer a wide variety of products depends on our ability to obtain an adequate supply of components from manufacturers and other suppliers, particularly wood-based and resin products. Failure by our suppliers to provide us with quality products on commercially reasonable terms, and to comply with legal requirements for business practices, could have a material adverse effect on our business, financial condition or results of operations. Furthermore, we rely heavily or, in certain cases, exclusively, on outside suppliers for some of our key components. While we do not rely exclusively on any one supplier for any particular raw materials, the loss of a major supplier could increase our costs to obtain raw materials until we obtain an adequate alternative source of materials.

We typically do not enter into long-term contracts with our suppliers or sourcing partners. Instead, most raw materials and sourced goods are obtained on a “purchase order” basis. Although these components are generally obtainable in sufficient quantities from other sources, resourcing them from another supplier could take time. Financial, operating, or other difficulties encountered by our suppliers or sourcing partners or changes in our relationships with them could result in manufacturing or sourcing interruptions, delays and inefficiencies, and prevent us from manufacturing enough products to meet customer demands.

Our operations may be adversely affected by information systems interruptions or intrusions. We rely on a number of information technology systems to process, transmit, store and manage information to support our business activities. Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted attacks pose a risk to our information technology systems. We have established security policies, processes and layers of defense designed to help identify and protect against intentional and unintentional misappropriation or corruption of our systems and information and disruption of our operations. Despite these efforts, systems may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery planning may be ineffective or inadequate. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to litigation and increased operational costs. Such events could have a material adverse impact on our business, financial condition and results of operation. In addition, we could be adversely affected if any of our significant customers or suppliers experience any similar events that disrupt their business operations or damage their reputation.

Increased compliance costs or liabilities associated with environmental regulations could have a material adverse effect on our business, financial condition or results of operations. Our facilities are subject to numerous environmental laws, regulations and permits, including those governing emissions to air, discharges to water, storage, treatment and disposal of waste, remediation of contaminated sites and protection of worker health and safety. We may not be in complete compliance with these laws, regulations or permits at all times. Our efforts to comply with environmental requirements do not remove the risk that we may incur material liabilities, fines or penalties for, among other things, releases of regulated materials occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for contamination discovered at any of our properties from activities conducted by previous occupants. Liability for environmental contamination or a release of hazardous materials may be joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or even for the entire share.

Changes in environmental laws and regulations or the discovery of previously unknown contamination or other liabilities relating to our properties and operations could result in significant environmental liabilities that could impact our business, financial condition or results of operation. In addition, we may incur capital and other costs to comply with increasingly stringent environmental laws and enforcement policies. These laws, including, for example, the regulations relating to formaldehyde emissions promulgated by the California Air Resources Board, require us to rely on compliance by our suppliers of raw materials. Should a supplier fail to comply with such regulations, notify us of non-compliance, or provide us with a product that does not comply, we could be subject to disruption in our business and incur substantial liabilities.

Unauthorized disclosure of confidential information provided to us by customers, employees or third parties could harm our business. We rely on the internet and other electronic methods to transmit confidential information and store confidential information on our networks. If there were a disclosure of confidential information provided by, or concerning, our employees, customers or other third parties, including through inadvertent disclosure, unapproved dissemination, or unauthorized access, our reputation could be harmed and we could be subject to civil or criminal liability and regulatory actions.

Changes in government and industry regulatory standards could have a material adverse effect on our business, financial condition or results of operations. Government regulations pertaining to health and safety and environmental concerns continue to emerge, domestically as well as internationally. These regulations include the Occupational Safety and Health
Administration and other worker safety regulations for the protection of employees, as well as regulations for the protection of consumers. It is necessary for us to comply with current requirements (including requirements that do not become effective until a future date), and even more stringent requirements could be imposed on our products or processes. Compliance with these regulations may require us to alter our manufacturing and installation processes and our sourcing. Such actions could increase our capital expenditures and adversely impact our business, financial condition or results of operations, and our inability to effectively and timely meet such regulations could adversely impact our competitive position.

The loss of certain members of our management may have an adverse effect on our operating results. Our success will depend, in part, on the efforts of our senior management and other key employees. These individuals possess sales, marketing, engineering, manufacturing, financial and administrative skills and know-how that are critical to the operation of our business. If we lose or suffer an extended interruption in the services of one or more of our senior officers or other key employees, our financial condition and results of operations may be negatively affected. Moreover, the pool of qualified individuals may be highly competitive and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise. The loss of the services of any key personnel, or our inability to hire new personnel with the requisite skills, could impair our ability to develop new products or enhance existing products, sell products to our customers or manage our business effectively.

We could continue to pursue growth opportunities through either acquisitions, mergers or internally developed projects, which may be unsuccessful or may adversely affect future financial condition and operating results. We could continue to pursue opportunities for growth through either acquisitions, mergers or internally developed projects as part of our growth strategy. We cannot assure you that we will be successful in integrating an acquired business or that an internally developed project will perform at the levels we anticipate. We may pay for future acquisitions using cash, stock, the assumption of debt, or a combination of these. Future acquisitions could result in dilution to existing shareholders and to earnings per share. In addition, we may fail to identify significant liabilities or risks associated with a given acquisition that could adversely affect our future financial condition and operating results or result in us paying more for the acquired business or assets than they are worth.

Our ability to operate and our growth potential could be materially and adversely affected if we cannot employ, train and retain qualified personnel at a competitive cost. Many of the products that we manufacture and assemble require manual processes in plant environments. We believe that our success depends upon our ability to attract, employ, train and retain qualified personnel with the ability to design, manufacture and assemble these products. In addition, our ability to expand our operations depends in part on our ability to increase our skilled labor force as the housing market continues to recover in the
United States. A significant increase in the wages paid by competing employers could result in a reduction of our qualified labor force, increases in the wage rates that we must pay, or both. In addition, we believe that our success depends in part on our ability to quickly and effectively train additional workforce to handle the increased volume and production while minimizing labor inefficiencies and maintaining product quality in a housing market recovery. If either of these events were to occur, our cost structure could increase, our margins could decrease, and any growth potential could be impaired.

We manufacture our products internationally and are exposed to risks associated with doing business globally. We manufacture our products in the United States and Mexico and sell our products in the United States. Accordingly, we are subject to risks associated with potential disruption caused by changes in political, monetary, economic and social environments, including civil and political unrest, terrorism, possible expropriation, local labor conditions, changes in laws, regulations and policies of foreign governments and trade disputes with the United States, and compliance with U.S. laws affecting activities of U.S. companies abroad, including tax laws, economic sanctions and enforcement of contract and intellectual property rights.

We are also subject to the Foreign Corrupt Practices Act and other anti-bribery laws. While we have implemented safeguards and policies to discourage these practices by our employees and agents, our existing safeguards and policies to assure compliance and any future improvements may prove to be less than effective and our employees or agents may engage in conduct for which we might be held responsible. If employees violate our policies, we may be subject to regulatory sanctions. Violations of these laws or regulations could result in sanctions including fines, debarment from export privileges and penalties and could have a material adverse effect on our business, financial condition or results of operations.

We may hedge certain foreign currency transactions in the future; however, a change in the value of the currencies may impact our financial statements when translated into U.S. dollars. In addition, fluctuations in currency can adversely impact the cost position in local currency of our products, making it more difficult for us to compete. Our success will depend, in part, on our ability to effectively manage our business through the impact of these potential changes.

In addition, we source raw materials and components from Asia where we have recently experienced higher manufacturing costs and longer lead times due to currency fluctuations, higher wage rates, labor shortages and higher raw material costs. Our international sourcing of materials could be harmed by a variety of factors including:

•	introduction of non-native invasive organisms into new environments;

•	recessionary trends in international markets;

•	legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including export controls, import and customs trade restrictions and tariffs;

•	increases in transportation costs or transportation delays;

•	work stoppages and labor strikes;

•	fluctuations in exchange rates, particularly the value of the U.S. dollar relative to other currencies; and

•	political unrest, terrorism and economic instability.

If any of these or other factors were to render the conduct of our business in a particular country undesirable or impractical, our business, financial condition or results of operations could be materially adversely affected.

Our failure to maintain acceptable quality standards could result in significant unexpected costs. Any failure to maintain acceptable quality standards could require us to recall or redesign such products, or pay substantial damages, any of which would result in significant unexpected costs. We may also have difficulty controlling the quality of products or components sourced from other manufacturers, so we are exposed to risks relating to the quality of such products and to limitations on our recourse against such suppliers. Further, any claim or product recall could result in adverse publicity against us, which could decrease our credibility, harm our reputations, adversely affect our sales, or increase our costs. Defects in our products could also result in decreased orders or sales to our customers, which could have a material adverse effect on our business, financial condition or results of operations.

New U.S. tax legislation could adversely affect us and our debt holders. On December 22, 2017, President Trump signed the Tax Act into law. The Tax Act is generally effective for taxable years beginning after December 31, 2017. The Tax Act includes significant amendments to the Internal Revenue Code of 1986 (as amended, the “Code”), including amendments that lower the U.S. corporate federal income tax rate from 35% to 21%, including the taxation of offshore earnings and the deductibility of interest. Some of the amendments could adversely affect our business and financial condition.

While the Company has not yet completed the assessment of the effects of the Tax Act, we are able to determine reasonable estimates for the impacts of the key items specified above, thus we reported provisional amounts for these items. The Company is still analyzing the impact of the provisions of the law on our deferred tax balances and refining our calculations which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount determined and recorded for the re-measurement of our deferred tax balances resulted in a net reduction in deferred assets of $1.6 million. While we have made a reasonable estimate of the impact of the federal corporate tax rate reduction, that estimate could change as we complete our analysis of all impacts of the Tax Act.

Future tax law changes or the interpretation of existing tax laws may materially impact our effective income tax rate and the resolution of unrecognized tax benefits. Our businesses are subject to taxation in the United States as well as internationally. Tax legislation may be enacted that could have a material adverse impact on our worldwide income tax provision. Tax authorities in many jurisdictions routinely audit us. Because there are significant uncertainties in the outcome of such audits, the ultimate outcome from any audit could be materially different from amounts reflected in our income tax provisions and accruals. Future settlements of income tax audits may have a material adverse effect on earnings between the period of initial recognition of tax estimates in our financial statements and the point of ultimate tax audit settlement.

Natural disasters could have a material adverse effect on our business, financial condition or results of operations. Many of our facilities are located in regions that are vulnerable to natural disasters and other risks, such as earthquakes, fires, floods, tropical storms and snow and ice, which at times have disrupted the local economy and posed physical risks to our property. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the United States and other countries. Our redundant, multiple site capacity may not be sufficient in the event of a natural disaster, terrorist act or other catastrophic event. Such disruptions could, among other things, disrupt our manufacturing or distribution facilities and result in delays or cancellations of customer orders for our products, which in turn could have a material adverse effect on our business, financial condition and results of operations. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, end-user customers in that region may delay or forego purchases of our products, which may materially and adversely impact our operating results for a particular period.

Our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us or not available on terms favorable to us. The ability of our business to grow and compete depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing. We cannot assure you that our cash flow from operations will be sufficient or that we will be able to obtain equity or debt financing on acceptable terms, if at all, to implement our growth strategy. As a result, we cannot assure you that adequate capital will be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Certain of our customers have been expanding and may continue to expand through consolidation and internal growth, which may increase their buying power, which could materially and adversely affect our sales, results of operations and financial position. Certain of our customers are large companies with significant buying power. In addition, potential further consolidation in the distribution channels could enhance the ability of certain of our customers to seek more favorable terms, including pricing, for the products that they purchase from us. Accordingly, our ability to maintain or raise prices in the future may be limited, including during periods of raw material and other cost increases. If we are forced to reduce prices or to maintain prices during periods of increased costs, or if we lose customers because of pricing or other methods of competition, our sales, operating results and financial position may be materially and adversely affected.

We may experience difficulties in integrating American Woodmark and RSI’s operations and realizing the expected benefits of the RSI Acquisition. The success of the RSI Acquisition will depend in part on our ability to realize the anticipated business opportunities and growth prospects from combining with RSI in an efficient and effective manner. We may never realize these business opportunities and growth prospects. Further, our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures.

The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of our and RSI’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the transaction, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of RSI’s business with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the transaction, and our business, results of operations and financial condition could be adversely affected.

American Woodmark and RSI’s important business relationships may be disrupted due to the RSI Acquisition, which could adversely affect American Woodmark’s and RSI’s business, respectively. Some of the parties with which American Woodmark and RSI do business may be uncertain about their business relationships with the combined company as a result of the RSI Acquisition. For example, customers, partners, resellers, suppliers, vendors and others may consider entering into alternative business relationships with other parties. Some of RSI’s customers, partners, resellers, suppliers, vendors and others may decide to exercise their rights to terminate contracts that were triggered upon completion of the RSI Acquisition. These disruptions could have an adverse effect on RSI’s and/or American Woodmark’s businesses, financial condition or results of operations, or the prospects of the combined company.

Our level and terms of indebtedness could adversely affect our business and liquidity position. Our consolidated indebtedness level could have important consequences to us, including, among other things, increasing our vulnerability to general economic and industry conditions; requiring a portion of our cash flow used in operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our liquidity and our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities; exposing us to the risk of increased interest rates, and corresponding increased interest expense, because borrowings under the Credit Facilities are at variable rates of interest; reducing funds available for working capital, capital expenditures, acquisitions and other general corporate purposes, due to the costs and expenses associated with such debt; limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes; and limiting our ability to adjust to changing marketplace conditions and placing us at a competitive disadvantage compared to our competitors who may have less debt.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations, which could cause us to default on our debt obligations and impair our liquidity. In the event of a default under any of our indebtedness, the holders of the defaulted debt could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest, which in turn could result in cross-defaults under our other indebtedness. The lenders under the Credit Facilities could also elect to terminate their commitments thereunder and cease making further loans, and such lenders could institute foreclosure proceedings against their collateral, all of which could adversely affect our financial condition in a material way.

The Credit Agreement and the indenture that governs the Senior Notes impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities or otherwise negatively impact our business. The Credit Agreement and the indenture that governs the Senior Notes impose significant operating and financial restrictions on us. These restrictions limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers, consolidations and certain other fundamental changes; dispose of assets; make advances, investments and loans; engage in sale and leaseback transactions; engage in certain transactions with affiliates; enter into contractual arrangements that encumber or restrict the ability to (A) (i) pay dividends or make distributions, (ii) pay indebtedness, (iii) make loans or advances or (iv) sell, lease or transfer property, in each case to us and our subsidiaries, or (B) incur liens; pay dividends, distributions and other payments in respect of capital stock or subordinated debt; repurchase or retire capital stock, warrants or options or subordinated debt; and amend the terms of documents governing, or make payments prior to the scheduled maturity of, certain other indebtedness.

As a result of these restrictions, each of which is subject to certain exceptions and qualifications, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these existing covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Our failure to comply with the restrictive covenants described above as well as other terms of our indebtedness and/or the terms of any future in debtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details share repurchases made by the Company during the third quarter of fiscal 2018:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (000)
	(1)	Per Share	Programs	(1)
November 1 - 30, 2017	58,371	$94.20	58,371	$35,968
December 1 - 31, 2017	—	$—	—	$35,968
January 1 - 31, 2018	—	$—	—	$35,968
Quarter ended January 31, 2018	58,371	$94.2	58,371	$35,968

(1) Under a stock repurchase authorization approved by its Board of Directors on November 30, 2015, the Company was authorized to purchase up to $20 million of the Company's common shares. On November 30, 2016, the Board of Directors authorized an additional stock repurchase program of up to $50 million of the Company's common shares. This authorization is in addition to the stock repurchase program authorized on November 19, 2015. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Credit Agreement and the indenture governing Senior Notes, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management expects to fund any share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. In the third quarter of fiscal 2018, the Company repurchased 58,371 common shares for an aggregate purchase price of $5.5 million, under the authorization, pursuant to a repurchase plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. At January 31, 2018, $36.0 million remained authorized by the Company's Board of Directors to repurchase the Company's common shares. The Company announced on December 1, 2017 that it was suspending its stock repurchase program in conjunction with the RSI Acquisition.

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

4.2
Indenture, dated as of March 16, 2015, by and among RSI Home Products, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee and Collateral Agent (Filed Herewith).

4.3
Supplemental Indenture, dated as of December 15, 2017, among RSI Home Products, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and Collateral Agent (Filed Herewith).

4.4
Second Supplemental Indenture, dated as of February 9, 2018, among RSI Home Products, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and Collateral Agent (Filed Herewith).

4.5
Indenture, dated as of February 12, 2018, among American Woodmark Corporation, the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K as filed on February 14, 2018; Commission File No. 000-14798).

10.1
Credit Agreement, dated as of December 29, 2017, by and among American Woodmark Corporation, as Borrower, the Lenders referred to therein as Lenders and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuer Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on January 5, 2018; Commission File No. 000-14798).

10.2
Collateral Agreement, dated as of December 29, 2017, by American Woodmark Corporation and certain of its subsidiaries, as Grantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K as filed on January 5, 2018; Commission File No. 000-14798).

10.3
Joinder Agreement, dated as of February 12, 2018, by American Woodmark Corporation and each of its subsidiary named therein in favor of Wells Fargo Bank, National Association, as Administrative Agent, for the benefit of the Secured Parties (Filed Herewith).

10.4	Shareholders Agreement, dated as of November 30, 2017, by and among American Woodmark Corporation and the shareholders party thereto (Filed Herewith).

10.5
Commitment Letter, dated as of November 30, 2017, among American Woodmark Corporation, Wells Fargo Bank, National Association, and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on December 1, 2017; Commission File No. 000-14798).

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

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/ M. Scott Culbreth
M. Scott Culbreth
Senior Vice President and Chief Financial Officer

Date: March 12, 2018
Signing on behalf of the registrant and
as principal financial and accounting officer