Form 10-K
period 2018-04-30
AMERICAN WOODMARK CORP
filed 2018-06-29
CIK 794619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	April 30, 2018
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File Number:	000-14798

American Woodmark Corporation
(Exact name of registrant as specified in its charter)
Virginia			54-1138147
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
561 Shady Elm Road, Winchester, Virginia			22602
(Address of principal executive offices)			(Zip Code)
(Registrant's telephone number, including area code)			(540) 665-9100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Common Stock (no par value)		NASDAQ Global Select Market
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
Yes [ ]  No [X]
The aggregate market value of the registrant's Common Stock, no par value, held by non-affiliates of the registrant as of October 31,  2017, the last business day of the Company’s most recent second quarter was $1,366,648,307.
As of June 22, 2018, 17,546,622 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 23, 2018 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

American Woodmark Corporation
2018 Annual Report on Form 10-K

PART I

Item 1.        BUSINESS

Our Company

American Woodmark Corporation (“American Woodmark,” the “Company,” “we,” “our” or “us”) was incorporated in 1980 by the four principal managers of the Boise Cascade Cabinet Division through a leveraged buyout of that division. We operated privately until 1986 when we became a public company through a registered public offering of common stock.

We manufacture and distribute kitchen, bath and home organization products for the remodeling and new home construction markets. Our products are sold on a national basis directly to home centers, builders and through a network of independent dealers and distributors. We presently operate 18 manufacturing facilities and seven primary service centers across the country.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports are available free of charge on our website, www.americanwoodmark.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The contents of our website are not, however, part of, or incorporated by reference into, this report.

Core Business Excluding RSI Home Products, Inc. ("RSI")

Our core business offers framed stock cabinets in over 420 different cabinet lines, ranging in price from relatively inexpensive to medium-priced styles. These cabinets are offered in a broad range of sizes, construction and decorative options to achieve a broad range of design layouts. To satisfy the fashion and style needs of the market place we offer over 90 door designs with a targeted range of painted and stained finishes on maple, cherry and oak as well as engineered fronts under the Duraform® mark.

These products are sold under the brand names of American Woodmark®, Simply Woodmark®, Timberlake®, Shenandoah Cabinetry®, Shenandoah Value Series® and Waypoint Living Spaces®.

The RSI Acquisition

On December 29, 2017, we completed the acquisition of RSI, a leading manufacturer of kitchen and bath cabinetry and home organization products, for consideration consisting of 1,457,568 newly issued shares of American Woodmark common stock, approximately $364 million in net cash, and the assumption of approximately $589 million of RSI debt, including accrued interest. We refer to this acquisition as the “RSI Acquisition.”

Founded in 1989 by Ron Simon with a vision of creating value for customers by providing high quality products at affordable prices not otherwise widely available in the industry, RSI had grown to one of the largest in-stock and value-based cabinet makers in North America providing kitchen, bathroom, home and garage organization cabinetry, counter tops and accessories with over 100 styles and finishes to home centers, builders, dealers and remodeling contractors.

RSI sells products under the brand names of American Classics by RSI®, Estate by RSI®, Continental Cabinets®, Insignia by RSI®, Architectural Bath®, MasterBath by RSI®, VillaBath by RSI®, Designer Series and RSI Professional Cabinet Solutions®. RSI also sells products under key customer’s private label brands, such as Hampton Bay, Glacier Bay, Blue Hawk, Style Selections, Home Decorators Collection and Project Source.

Our Products

We offer a wide variety of products that fall into product lines including kitchen cabinetry, bath cabinetry, office cabinetry, home organization and hardware. Our cabinetry products are available in a variety of designs, finishes and finish colors and door styles.

We offer products in the following categories: in-stock and stock. In-stock products represent cash and carry products sold through home centers. Stock products utilize higher grade materials with more options as compared to in-stock and are all special ordered and shipped directly to the home from the factory. Our home organization products are exclusively in-stock products. Our kitchen cabinetry and bath cabinetry are offered across all both product categories (in-stock and stock) and our office cabinetry is offered in stock. Our in-stock products are sold through home centers, while our stock products are sold through home centers, builders and independent dealers and distributors.

Our Market

Our products are sold on a national basis across the United States to the remodeling and new home construction markets. We service these markets through three primary channels: home centers, builders, and independent dealers and distributors. We distribute our products to each market channel directly from our assembly plants through a third party logistics network.

Our Customers

We serve three main categories of customers: home center customers, builders and independent dealers and distributors.

Home Center Customers

Contractors, builders, remodelers and do it yourself homeowners use our products primarily for repair and remodel (“R&R”) projects. Products for R&R projects are predominately purchased through home centers such as Home Depot and Lowe’s. Due to the market presence, store network and customer reach of these large home centers, our strategy has been to develop long-term strategic relationships with both Home Depot and Lowe’s to distribute our products. During the fiscal year ended April 30, 2018 (“fiscal 2018”), Home Depot and Lowe’s accounted for approximately 41.8% of gross sales of the Company. The loss of either Home Depot or Lowe’s as a customer would have a material adverse effect on us.

Builders

The Builder business represents a large portion of our overall revenue and has historically been a strategic component of our go-to-market strategy. We serve the majority of the top U.S. builders with a high degree of geographic concentration around major metro areas where single family starts are most robust. Our various service center locations serve the function of being close to this business and enable us to deliver exceptional service to our builder partners.

Independent Dealers & Distributors

In 2010, we expanded our business into the dealer channel with the launch of the Waypoint Living Spaces brand. Today, we sell this brand to over 1,200 regional and local dealers across the country. The dealer channel of the market is the largest by volume, characterized by a high degree of entrepreneurship and one that rewards suppliers that deliver great service. Our ability to provide superior value delivered with exceptional service has helped drive our expansion into this channel and will continue to be a strong growth and market share opportunity for us.

Manufacturing, Distribution and Service

Our manufacturing facilities are strategically located to serve our customers, which enhances our ability to provide high quality, value priced products with low production costs. We manufacture our products across 18 facilities located in Maryland, Indiana, West Virginia, Tennessee, Georgia, Arizona, Kentucky, Virginia, California, Texas, North Carolina and Tijuana, Mexico. The geographic distribution of our facilities throughout the United States, together with our third party logistics network for the American Woodmark business and beneficial freight arrangement with home centers for the RSI business, enable us to provide a “short supply chain” to our U.S. customers. The ordering patterns of Home Depot and Lowe’s, our two biggest customers, require suppliers to have sufficient manufacturing capacity to meet demand and to serve a large number (frequently hundreds to thousands) of stores. They impose strict logistics and performance obligations on us. As enhanced with the RSI Acquisition, the scale and strategic locations of our manufacturing facilities help us to meet these demands of the home center customers, as well as provide a logistics platform that we can leverage for builders and dealers. We distribute our products through distribution centers located in our manufacturing facilities to maximize efficiency. Our vertically-integrated production and assembly lines, standardized product construction and investments in automation have allowed us to continuously improve productivity and develop an expertise in wood processing and yield-maximizing technologies. We have standardized our raw material inputs and a number of our production processes, which reduces logistical requirements to manufacture and gives us increased economies of scale in sourcing these inputs. Certain of our inputs are also partially processed by our vendors, which reduces cost. In addition, RSI’s production of labor-intensive manufacturing and fabrication processes in its three Tijuana, Mexico facilities have enabled it to keep overall labor costs low while maintaining higher quality, greater speed-to-market and transportation cost advantage over Asian manufacturers.

We provide complete turnkey installation services to our direct builder customers via our network of seven primary service centers that are strategically located throughout the United States in Virginia, Texas, North Carolina, Georgia, Florida, Arizona and California.

We regularly evaluate our organizational productivity and supply chains and assess opportunities to reduce costs and enhance quality. We strive to improve quality, speed and flexibility to meet changing and uncertain market conditions, as well as manage cost inflation, including wages and employee medical costs.

Raw Materials and Suppliers

The primary raw materials used in our products include hard maple, soft maple, oak, and cherry lumber and plywood. Additional raw materials include paint, particleboard, medium density fiberboard, high density fiberboard, manufactured components and hardware. We purchase these and other raw materials from more than one source and believe them to be readily available. We rely on outside suppliers for some of our key components and do not typically enter into long-term contracts with our suppliers or sourcing partners. We source a portion of our components from third parties in Asia. The distances involved in these arrangements, together with the differences in business practices, shipping and delivery requirements, and laws and regulations add complexity to our supply chain logistics and increase the potential for interruptions in our production scheduling. In addition, prices and availability of these components may be affected by world market conditions and government policies.

Competition

We operate in a highly fragmented industry that is composed of several thousand local, regional and national manufacturers. Most of our competitors compete on a local or regional basis, but others, like us, compete on a national basis as well. Our competitors include large consolidated operations as well as relatively small, local cabinet manufacturers. Moreover, companies in other building products industries may compete with us. Competitive factors within the industry include pricing, quality, product availability, service, delivery time and relationships with customers. Our principal means for competition is our breadth and variety of product offerings, expanded service capabilities, geographic reach, competitive price points for our products and affordable quality. We are the second largest manufacturer of kitchen, bath and home organization products in the United States.

Environmental Matters and Regulatory Matters

Our operations are subject to federal, state and local environmental laws and regulations relating to, among other things, the generation, storage, handling, emission, transportation and discharge of regulated materials into the environment. Permits are required for certain of our operations, and these permits are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations may result in the payment of fines or the entry of injunctions, or both. We may also incur liability for investigation and clean-up of soil or groundwater contamination on or emanating from current or formerly owned and operated properties, or at offsite locations at which regulated materials are located where we are identified as a responsible party. Discovery of currently unknown conditions could require responses that could result in significant costs.

Intellectual Property

We maintain trademarks, copyrights and trade secrets. We sell many of our products under a number of registered and unregistered trademarks, which we believe are widely recognized in our industry. We rely on trade secrets and confidentiality agreements to develop and maintain our competitive position. Monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use of our intellectual property. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and our competitive position. If we must litigate to protect our rights, we may incur significant expenses and divert significant attention from our business operations. To date, we have not relied on patents in operating our business.

Seasonality

Our core business has been subject to seasonal influences, with higher sales typically realized in our second and fourth fiscal quarters. General economic forces and changes in our customer mix have reduced seasonal fluctuations in revenue over the past few years. RSI’s historic net sales vary from quarter to quarter primarily due to the timing of Home Depot and Lowe’s customer promotions, product roll-outs and their inventory management. However, RSI historically did not have significant recurring seasonality impacts on its business.

Employees

As of April 30, 2018, we employed approximately 9,400 full-time employees, and approximately 230 of the RSI employees in Anaheim, California were unionized. We believe that our employee relations and relationship with the union representing the RSI employees in Anaheim are good.

Our Competitive Strengths

Market Leader with Nationwide Manufacturing and Distribution Network

We believe our combined company holds the number two market position in the United States cabinet market with an estimated 10% market share. We are one of a select number of market participants with a national manufacturing and distribution footprint, including 18 manufacturing facilities and seven primary service centers across the United States and Mexico. Our operating footprint provides us an ability to service our builder, dealer and home center customers on a national basis, and with the RSI Acquisition, we offer a broader set of products to serve our customers across a variety of price points. Our facilities are primarily located in or near major metropolitan markets to facilitate efficient product distribution to our customers. We believe the scale and breadth of our operations differentiate us and result in a competitive advantage providing superior customer service, low-cost distribution and on-time delivery.

Comprehensive Product Offering with Diversified End Markets

We believe that the diversity of our product portfolio across categories, channels and end markets benefits our financial performance, both in periods of growth and cyclicality. Our stock offerings provide products for customers looking for a designer product, which can be used for both new home construction and remodeling applications. The addition of the in-stock offering with our RSI Acquisition allows us to further serve our existing end markets through the addition of a lower price point product that is well-suited for areas of growing demand such as new home construction targeting the first-time homebuyer. We also offer turnkey cabinet solutions for our builder customers which we believe is a unique aspect of our service platform. Our turnkey solution provides in-house design and measurement as well as installation service. We believe the ability to leverage our labor and expertise is a value-added service to our builder customers which has helped strengthen our position in the new home construction market.

Deep Relationships with Leading Retailers

We have built strong and stable relationships with a base of long-standing, customers across home centers, builders and independent dealers and distributors. We have an average relationship length of 20 years with our top 10 customers, including long-standing relationships with Home Depot and Lowe’s. We believe our customers value our national manufacturing and distribution footprint, which allows us to meet demanding logistics and performance obligations. We believe our focus on providing exceptional customer service and a quality product at a competitive price have enabled us to establish ourselves as a vendor of choice.

Best-in-Class Manufacturing Capabilities

We operate 18 manufacturing facilities across the United States and Mexico. Our vertically-integrated production and assembly lines, standardized product construction and investments in automation, have allowed us to continuously improve productivity and efficiency. We have standardized our raw material inputs and a number of our production processes, which reduces logistical requirements and provides increased economies of scale in sourcing these inputs. The RSI Acquisition increases our manufacturing capacity to support additional growth. In addition, RSI’s production of labor-intensive manufacturing and fabrication processes in Mexico offer a low cost alternative to Asian manufacturers, while providing a higher quality product with lower transportation costs.

Experienced Management Team

We have assembled an executive team from leading organizations with a deep base of management experience within industrial manufacturing companies. Our Chairman and Chief Executive Officer, Cary Dunston, joined our team in 2006 and was named Chief Executive Officer in 2015 and elected Chairman in 2017. Mr. Dunston has a broad range of experience in manufacturing and supply chain management including the implementation of continuous improvement programs and lean manufacturing initiatives. Our team has identified and begun to execute on opportunities for operational improvement that has yielded increased profitability. These initiatives are focused on manufacturing productivity, strategic sourcing and new product development. The addition of RSI’s talented employee base will further add to the experience and expertise of the combined company’s management team.

Item 1A.    RISK FACTORS

There are a number of risks and uncertainties that may affect the Company’s business, results of operations and financial condition. These risks and uncertainties could cause future results to differ from past performance or expected results, including results described in statements elsewhere in this report that constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Additional risks and uncertainties not presently known to the Company or currently believed to be immaterial also may adversely impact the Company’s business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on the Company’s business, financial condition, and results of operations. These risks and uncertainties, which the Company considers to be most relevant to specific business activities, include, but are not limited to, the following. Additional risks and uncertainties that may affect the Company’s business, results of operations and financial condition are discussed elsewhere in this report, including in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Forward-Looking Statements,” “Seasonality,” and “Outlook for Fiscal 2019” and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."

Because of the concentration of our sales to our two largest customers, the loss of either customer or a significant reduction in orders from either customer could adversely affect our financial results. Home Depot and Lowe’s collectively accounted for approximately 41.8% of total gross sales during the fiscal year 2018 and with the RSI Acquisition, we expect this concentration to significantly increase. We do not typically enter into long-term sales contracts with Home Depot or Lowe’s and our sales usually occur on a “purchase order” basis. Our customers can make significant changes in their purchase volumes and can seek to significantly affect the prices we receive for our products and services and the other terms and conditions on which we do business. They have discontinued, and may in the future choose to discontinue, purchasing some or all of our products with little or no notice. In the past, purchase volumes from our customers, including Home Depot and Lowe’s, have fluctuated substantially, and we expect such fluctuations to occur from time to time in the future. Any reduction in, or termination of, our sales to either Home Depot or Lowe’s could have a material adverse effect on our business, financial condition or results of operations.

In addition, the potential for orders from these large retail customers to increase significantly from time to time requires us to have sufficient manufacturing capacity. These large retailers also impose strict logistics and performance obligations. Failure to comply with these obligations may result in these customers reducing or stopping their purchase of our products.

We could also experience delays or defaults in payment from Home Depot or Lowe’s, which could adversely affect our business, financial condition or results of operations. The loss of a substantial portion of our order volumes or revenue from either Home Depot or Lowe’s for any reason would have a material adverse effect on our business, financial condition or results of operations.

Our business primarily relies on U.S. home improvement, repair and remodel and new home construction activity levels, all of which are impacted by risks associated with fluctuations in the housing market. Downward changes in the general economy, the housing market or other business conditions could adversely affect our results of operations, cash flows and financial condition. Our business primarily relies on home improvement, repair and remodel and new home construction activity levels in the United States. The housing market is sensitive to changes in economic conditions and other factors, such as the level of employment, access to labor, consumer confidence, consumer income, availability of financing and interest rate levels. Adverse changes in any of these conditions generally, or in any of the markets where we operate, could decrease demand and could adversely impact our businesses by: causing consumers to delay or decrease homeownership; making consumers more price conscious resulting in a shift in demand to smaller, less expensive homes; making consumers more reluctant to make investments in their existing homes, including large kitchen and bath repair and remodel projects; or making it more difficult to secure loans for major renovations. Although the U.S. new home construction market is improving, demand for new homes is still recovering after the 2007-2009 U.S. economic recession and continues to remain below historical levels.

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

Changes to consumer shopping habits and potential trends toward “online” purchases could also impact our ability to compete. Further, the volatile and challenging economic environment of recent years has caused shifts in consumer trends, demands, preferences and purchasing practices and changes in the business models and strategies of our customers. Shifts in consumer preferences, which may or may not be long-term, have altered the quantity, type and prices of products demanded by the end-consumer and our customers. If we do not timely and effectively identify and respond to these changing consumer preferences and purchasing practices, our relationships with our customers could be harmed, the demand for our products could be reduced and our market share could be negatively affected.

We may fail to fully realize the anticipated benefits of our growth strategy within the dealer and homebuilder channels. Part of our growth strategy depends on expanding our business in the dealer and homebuilder channels. We may fail to compete successfully against other companies that are already established providers within the dealer and homebuilder channels. Demand for our products within the homebuilder and dealer channels may not grow, or might even decline. In addition, we may not accurately gauge consumer preferences and successfully develop, manufacture and market our products at a national level. Further, the implementation of our growth strategy may place additional demands on our administrative, operational and financial resources and may divert management’s attention away from our existing business and increase the demands on our financial systems and controls. If our management is unable to effectively manage growth, our business, financial condition or results of operations could be adversely affected. If our growth strategy is not successful then our revenue and earnings may not grow as anticipated or may decline, we may not be profitable, or our reputation and brand may be damaged. In addition, we may change our financial strategy or other components of our overall business strategy if we believe our current strategy is not effective, if our business or markets change, or for other reasons, which may cause fluctuations in our financial results.

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

We also may be unwilling or unable to pass on to customers commensurate cost increases. Competitive considerations and customer resistance to price increases may delay or make us unable to adjust selling prices. To the extent we are unable to either re-engineer or otherwise offset increased costs or are unwilling or unable to build price increases into our sales prices, our margins will be negatively affected. Even if we are able to increase our selling prices, sustained price increases for our products may lead to sales declines and loss of market share, particularly if our competitors do not increase their prices. Conversely, when raw materials or energy prices decline, we may receive customer pressure to reduce our sales prices.

These prices are market-based and fluctuate based on factors beyond our control. We do not have long-term fixed supply agreements and do not hedge against price fluctuations. We, therefore, cannot predict our raw materials costs for the coming year.

The inability to obtain raw materials from suppliers in a timely manner would adversely affect our ability to manufacture and market our products. Our ability to offer a wide variety of products depends on our ability to obtain an adequate supply of components from manufacturers and other suppliers, particularly wood-based and resin products. Failure by our suppliers to provide us with quality products on commercially reasonable terms, and to comply with legal requirements for business practices, could have a material adverse effect on our business, financial condition or results of operations. Furthermore, we rely heavily or, in certain cases, exclusively, on outside suppliers for some of our key components. While we do not rely exclusively on any one supplier for any particular raw materials, the loss of a major supplier could increase our costs to obtain raw materials until we obtain an adequate alternative source.

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

We manufacture our products internationally and are exposed to risks associated with doing business globally. We manufacture our products in the United States and Mexico and sell our products in the United States and Canada. Accordingly, we are subject to risks associated with potential disruption caused by changes in political, monetary, economic and social environments, including civil and political unrest, terrorism, possible expropriation, local labor conditions, changes in laws, regulations and policies of foreign governments and trade disputes with the United States, and compliance with U.S. laws affecting activities of U.S. companies abroad, including tax laws, economic sanctions and enforcement of contract and intellectual property rights.

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

New U.S. tax legislation could adversely affect us. On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act of 2017 (H.R. 1) (the "Tax Act") into law. The Tax Act is generally effective for taxable years beginning after December 31, 2017. The Tax Act includes significant amendments to the Internal Revenue Code of 1986 (as amended, the “Code”), including amendments that lower the U.S. corporate federal income tax rate from 35% to 21% and impact the taxation of offshore earnings and the deductibility of interest. Some of the amendments could adversely affect our business and financial condition.

Comprehensive tax legislation enacted through the Tax Act significantly modified U.S. corporate income tax law. Provisional amounts have been recorded in our financial statements based on the Company’s initial analysis of the Tax Act. The Company may adjust these amounts in future periods if our interpretation of the Tax Act changes or as additional guidance from the U.S. Treasury becomes available.

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

Our level and terms of indebtedness could adversely affect our business and liquidity position. Our consolidated indebtedness level could have important consequences to us, including, among other things, increasing our vulnerability to general economic and industry conditions; requiring a portion of our cash flow used in operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our liquidity and our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities; exposing us to the risk of increased interest rates, and corresponding increased interest expense, because borrowings under our credit facilities are at variable rates of interest; reducing funds available for working capital, capital expenditures, acquisitions and other general corporate purposes, due to the costs and expenses associated with such debt; limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes; and limiting our ability to adjust to changing marketplace conditions and placing us at a competitive disadvantage compared to our competitors who may have less debt.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations, which could cause us to default on our debt obligations and impair our liquidity. In the event of a default under any of our indebtedness, the holders of the defaulted debt could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest, which in turn could result in cross-defaults under our other indebtedness. The lenders under our credit facilities could also elect to terminate their commitments thereunder and cease making further loans, and such lenders could institute foreclosure proceedings against their collateral, all of which could adversely affect our financial condition in a material way.

The credit agreement that governs our credit facility and the indenture that governs our senior notes impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities or otherwise negatively impact our business. The credit agreement that governs our credit facility and the indenture that governs our senior notes impose significant operating and financial restrictions on us. These restrictions limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers, consolidations and certain other fundamental changes; dispose of assets; make advances, investments and loans; engage in sale and leaseback transactions; engage in certain transactions with affiliates; enter into contractual arrangements that encumber or restrict the ability to (A) (i) pay dividends or make distributions, (ii) pay indebtedness, (iii) make loans or advances or (iv) sell, lease or transfer property, in each case to us and our subsidiaries, or (B) incur liens; pay dividends, distributions and other payments in respect of capital stock or subordinated debt; repurchase or retire capital stock, warrants or options or subordinated debt; and amend the terms of documents governing, or make payments prior to the scheduled maturity of, certain other indebtedness.

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

Our failure to comply with the restrictive covenants described above as well as other terms of our indebtedness and/or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.        PROPERTIES

We own our Corporate Office located in Winchester, Virginia. In addition, we lease 9 manufacturing facilities in the United States and Mexico and own 9 manufacturing facilities located primarily in the eastern and southern United States. We also lease 7 primary service centers, 11 satellite service centers and 4 additional offices located throughout the United States that support the sale and distribution of products to each market channel. We consider our properties suitable for our business and adequate for our needs and believe that, if necessary, we could find additional and/or replacement facilities to lease without suffering a material adverse effect on our business.

Primary properties as of April 30, 2018 include:

LOCATION	DESCRIPTION
Allegany County, MD	Manufacturing Facility
Anaheim, CA	Office/ Manufacturing Facility*
Austin, TX	Satellite Service Center*
Berryville, VA	Service Center*
Bradenton, FL	Satellite Service Center*
Commerce City, CO	Satellite Service Center*
Coppell, TX	Service Center*
Dallas, TX	Manufacturing Facility*
Dallas, TX	Manufacturing Facility
Fort Myers, FL	Satellite Service Center*
Gas City, IN	Manufacturing Facility
Hamlet, NC	Manufacturing Facility*
Hardy County, WV	Manufacturing Facility*
Houston, TX	Satellite Service Center*
Humboldt, TN	Manufacturing Facility

LOCATION	DESCRIPTION
Huntersville, NC	Service Center*
Jackson, GA	Manufacturing Facility
Kingman, AZ	Manufacturing Facility
Kennesaw, GA	Service Center*
Las Vegas, NV	Satellite Service Center*
Lincolnton, NC	Manufacturing Facility*
Mira Loma, CA	Manufacturing Facility*
Mooresville, NC	Office (Sales)*
Montgomeryville, PA	Satellite Service Center*
Monticello, KY	Manufacturing Facility
Orange, VA	Manufacturing Facility
Orlando, FL	Service Center*
Phoenix, AZ	Service Center*
Raleigh, NC	Satellite Service Center*
Rancho Cordova, CA	Service Center*
Roswell, GA	Office (Sales)*
San Antonio, TX	Satellite Service Center*
Tampa, FL	Satellite Service Center*
Tijuana, Mexico	Manufacturing Facility*
Tijuana, Mexico	Manufacturing Facility*
Tijuana, Mexico	Manufacturing Facility*
Toccoa, GA	Manufacturing Facility
Tucson, AZ	Satellite Service Center*
Winchester, VA	Current Corporate Office
Winchester, VA	Former Corporate Office* (lease terminated effective May 31, 2018)
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

The Company believes that the aggregate range of estimated loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of April 30, 2018.

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

Name	Age	Position(s) Held During Past Five Years
S. Cary Dunston	53
Company Chairman from August 2017 to present; Company President and Chief Executive Officer from August 2015 to present; Company President and Chief Operating Officer from August 2014 to August 2015; Company Executive Vice President and Chief Operating Officer from August 2013 to August 2014; Company Executive Vice President, Operations from September 2012 to August 2013; Company Senior Vice President, Manufacturing and Supply Chain Services from October 2006 to September 2012.

M. Scott Culbreth	47
Company Senior Vice President and Chief Financial Officer from February 2014 to present; Chief Financial Officer of Piedmont Hardware Brands from September 2013 to February 2014; Vice President, Finance – Various Segments from 2009 to September 2013 for Newell Rubbermaid.

R. Perry Campbell	53
Company Senior Vice President of Sales and Marketing from March 2016 to present; Company Senior Vice President and General Manager, New Construction from August 2013 to March 2016; Company Vice President and General Manager, New Construction from May 2011 to August 2013.

Robert J. Adams, Jr.	52
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

PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

American Woodmark Corporation common stock is listed on The NASDAQ Global Select Market under the “AMWD” symbol. Common stock per share market prices during the last two fiscal years were as follows:

	MARKET PRICE
(in dollars)	High	Low

FISCAL 2018
First quarter	$101.20	$87.30
Second quarter	100.35	79.15
Third quarter	140.05	89.00
Fourth quarter	138.75	82.20

FISCAL 2017
First quarter	$82.34	$60.80
Second quarter	89.57	72.60
Third quarter	84.15	69.65
Fourth quarter	93.10	71.75

As of May 24, 2018 there were approximately 20,000 total shareholders of the Company's common stock, including 5,000 shareholders of record and 15,000 beneficial owners whose shares are held in "street" name by securities broker-dealers or other nominees. The Company's shareholders also include approximately 73% of the Company's employees who are eligible to participate in the American Woodmark Corporation Retirement Savings Plan. The Company suspended its quarterly dividend during fiscal 2012. The determination as to the payment of future dividends will be made by the Board of Directors (the "Board") from time to time and will depend on the Company's then current financial condition, capital requirements, and results of operations, as well as any other factors then deemed relevant by the Board of Directors, and will be subject to applicable restrictions in the credit agreement governing the Company's credit facility and the indenture governing the Company's senior notes.

Purchases of Equity Securities by the Issuer
Under a stock repurchase authorization approved by its Board on November 19, 2015, the Company was authorized to purchase up to $20 million of the Company's common shares. On November 30, 2016, the Board authorized an additional stock repurchase program of up to $50 million of the Company's common shares. This authorization is in addition to the stock repurchase program authorized on November 19, 2015. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the credit agreement governing the Company's credit facility and the indenture governing the Company's senior notes, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management expects to fund share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. In the fourth quarter of fiscal 2018, the Company did not repurchase any common shares under the authorization. At April 30, 2018, $36.0 million remained authorized by the Board to repurchase the Company’s common shares. The Company announced on December 1, 2017 that the Board suspended the Company's stock repurchase program in conjunction with the RSI Acquisition.

Stock Performance Graph
The performance graph shown below compares the percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of the Russell 2000 Index and Standard & Poor’s Household Durables Index for the period from April 30, 2013 through April 30, 2018. The graph assumes an initial investment of $100 and the reinvestment of dividends. The graph is based on historical data and is not intended to be a forecast or indication of future performance of American Woodmark common stock.

	2013	2014	2015	2016	2017	2018
American Woodmark Corporation	$100.00	$89.18	$150.67	$216.46	$273.11	$244.27
Russell 2000 Index	100.00	120.50	132.19	124.33	156.20	174.22
S&P Household Durables Index	100.00	117.82	138.11	142.95	164.16	152.42

The graph and related information above are not deemed to be "filed" with the Securities and Exchange ("SEC") for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any future filing made by us with the SEC, except to the extent that we specifically incorporate it by reference into any such filing.

Item 6.        SELECTED FINANCIAL DATA

	FISCAL YEARS ENDED APRIL 30
(Dollars in millions except per share data)	2018[1,2]	2017[2]	2016	2015[3]	2014[3]

FINANCIAL STATEMENT DATA
Net sales	$1,250.3	$1,030.2	$947.0	$825.5	$726.5
Operating income	107.7	108.2	93.2	54.7	34.1
Net income	63.1	71.2	58.7	35.5	20.5
Earnings per share:
Basic	3.80	4.38	3.61	2.25	1.34
Diluted	3.77	4.34	3.57	2.21	1.31
Depreciation and amortization expense	45.0	18.7	16.5	14.5	14.5
Total assets	1,645.3	501.3	466.4	398.8	330.0
Long-term debt, less current maturities	809.9	15.3	22.1	21.4	20.4
Total shareholders' equity	581.7	352.4	280.8	229.8	190.5
Average shares outstanding
Basic	16.6	16.3	16.3	15.8	15.3
Diluted	16.7	16.4	16.4	16.0	15.7

PERCENT OF SALES
Gross profit	20.4%	21.8%	21.1%	18.5%	17.1%
Selling, general and administrative expenses	11.8	11.3	11.2	11.9	12.5
Income before income taxes	7.6	10.6	9.7	6.6	4.5
Net income	5.1	6.9	6.2	4.3	2.7

RATIO ANALYSIS
Current ratio	2.1	3.3	3.3	3.2	2.8
Inventory turnover[4]	13.5	19.6	19.8	19.9	19.8
Collection period - days[5]	33.6	32.5	31.2	31.6	32.8
Percentage of capital (long-term debt plus equity):
Long-term debt, less current maturities	58.2%	4.2%	7.4%	8.5%	9.7%
Equity	41.8	95.8	92.6	91.4	90.3
Return on equity[6]	13.5	22.5	23.0	16.9	12.2

[1]	The fiscal 2018 year results include four months of RSI activity. See Note B--Acquisition of RSI Home Products, Inc. for further details.

[2]
The Company incurred corporate business development expenses. During fiscal 2018, these expenses decreased operating income, net income and earnings per share by $12.9 million, $12.9 million and $0.77, respectively. During fiscal 2017, these expense decreased operating income, net income and earnings per share by $2.7 million, $2.7 million and $0.16, respectively.

[3]
The Company announced plans to realign its manufacturing network during fiscal 2012. During fiscal 2014, the credits related to these initiatives increased operating income, net income and earnings per share by $0.2 million, $0.1 million and $0.01, respectively. During fiscal 2015, the credits related to these initiatives increased operating income, net income and earnings per share by $0.2 million, $0.1 million and $0.01, respectively.

[4]	Based on average beginning and ending inventory.

[5]	Based on the ratio of average monthly customer receivables to average sales per day.

[6]	Based on net income divided by average beginning and ending shareholders equity.

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain income and expense items as a percentage of net sales:

	PERCENTAGE OF NET SALES
	Fiscal Years Ended April 30
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of sales and distribution	79.6	78.2	78.9
Gross profit	20.4	21.8	21.1
Selling and marketing expenses	6.2	6.9	7.0
General and administrative expenses	5.6	4.4	4.3
Operating income	8.6	10.5	9.8
Interest expense/other (income) expense	1.0	(0.1)	0.1
Income before income taxes	7.6	10.6	9.7
Income tax expense	2.5	3.7	3.5
Net income	5.1	6.9	6.2

The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and the related notes contained elsewhere in this report.

Forward-Looking Statements

This annual report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts.  These statements may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  In most cases, the reader can identify forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “would,” “plan,” “may,” “intend,” “estimate,” “prospect,” “goal,” “will,” “predict,” “potential” or other similar words.  Forward-looking statements contained in this report, including elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements.  In addition, the Company participates in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings or deterioration in financial condition.  Factors that could cause actual results to differ materially from those in forward-looking statements made in this report include but are not limited to:

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

•
our ability to successfully integrate RSI into our business and operations and the risk that the anticipated economic benefits, costs savings and other synergies in connection with the RSI Acquisition are not fully realized or take longer to realize than expected; and

•
limitations on operating our business as a result of covenant restrictions under our indebtedness, and our ability to pay amounts due under our credit facilities, our senior notes and our other indebtedness.

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

Overview

American Woodmark Corporation manufactures and distributes kitchen, bath and home organization products for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers, builders and through a network of independent dealers and distributors.  At April 30, 2018, the Company operated eighteen manufacturing facilities in the United States and Mexico and seven primary service centers located throughout the United States.

During the Company’s fiscal year that ended on April 30, 2018 ("fiscal 2018"), the Company continued to experience improving housing market conditions from the housing market downturn that began in 2007.

A number of general market factors impacted the Company's business in fiscal 2018, including:

•	The unemployment rate improved by 11% compared to April 2017, falling to 3.9% as of April 2018 according to data provided by the U.S. Department of Labor;

•	Increases in single family housing starts during the Company’s fiscal 2018 of 9%, as compared to the Company’s fiscal 2017, according to the U.S. Department of Commerce;

•	Mortgage interest rates increased with a 30-year fixed mortgage rate of 4.47% in April 2018, an increase of approximately 42 basis points compared to April 2017;

•	The median price of existing homes sold in the U.S. rose by 5.3% during the Company’s fiscal 2018, according to data provided by the National Association of Realtors;

•	Consumer sentiment, as reported by the University of Michigan, averaged 4% higher during the Company’s fiscal 2018 than in its prior fiscal year; and

•
Cabinet sales, as reported by members of the Kitchen Cabinet Manufacturers Association (KCMA), increased by 3% during fiscal 2018 versus the prior fiscal year, suggesting an increase in both new construction and remodeling sales of cabinets.

The Company’s largest remodeling customers and competitors continued to utilize sales promotions in the Company’s product category during fiscal 2018 to boost sales.  The Company strives to maintain its promotional levels in line with market activity, with a goal of remaining competitive. The Company experienced promotional levels during fiscal 2018 that were higher than those experienced in its prior fiscal year. The Company’s core remodeling sales were flat during fiscal 2018, below the overall remodeling market.

Sales in the new construction channel increased 12% during the fiscal year, 5% of which was attributable to four months of results from the Company's acquisition of RSI. The Company believes it under indexed the market due to an increase in first time home buyers.

The Company increased its net sales by 21% during fiscal 2018, which management believes was driven primarily by a rise in overall market activity plus four months of sales from the Company’s acquisition of RSI.

Gross margin for fiscal 2018 was 20.4%, a decrease from 21.8% in fiscal 2017.  The decrease in gross profit margin was due primarily to higher transportation costs, raw material inflation, higher healthcare costs and $6.3 million, or 50 bps, of inventory step-up amortization.

The Company regularly considers the need for a valuation allowance against its deferred tax assets.  The Company has been profitable for the last 6 years.  As of April 30, 2018, the Company had total deferred tax assets of $17.8 million net of valuation allowance, down from $27.5 million of deferred tax assets net of valuation allowance at April 30, 2017. The reduction in total deferred tax assets from April 30, 2017 to April 30, 2018 is mainly due to the pension contributions and the reduction in the U.S. corporate federal income tax rate from 35% to 21%, partially offset by an increase in deferred tax assets due to the RSI Acquisition. Deferred tax assets are reduced by a valuation allowance when, after considering all positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  The Company has recorded a valuation allowance related to deferred tax assets for certain state investment tax credit (“ITC”) carryforwards.  These credits expire in various years beginning in fiscal 2020.  The Company believes based on positive evidence of the housing industry improvement along with 6 consecutive years of profitability that the Company will more likely than not realize all other remaining deferred tax assets.

The Company also regularly assesses its long-lived assets to determine if any impairment has occurred.  The Company has concluded that none of its long-lived assets were impaired as of April 30, 2018.

Results of Operations

	FISCAL YEARS ENDED APRIL 30

(Dollars in thousands)	2018	2017	2016	2018 vs. 2017 PERCENT CHANGE	2017 vs. 2016 PERCENT CHANGE

Net sales	$1,250,274	$1,030,248	$947,045	21%	9%
Gross profit	255,403	224,636	199,694	14	12
Selling and marketing expenses	77,843	70,979	66,489	10	7
General and administrative expenses	69,855	45,419	40,045	54	13
Interest expense (income), net	13,054	521	129	2,406	304

Net Sales

Net sales for the 2018 fiscal year increased 21% to $1,250.3 million from the prior fiscal year. Excluding the impact of the RSI Acquisition, net sales for the 2018 fiscal year increased 4% to $1,072.6 million from the prior fiscal year. Excluding the impact of the RSI Acquisition, the Company experienced growth in both the new construction and dealer channels during the entire fiscal year.

Net sales were $1,030.2 million in fiscal 2017, an increase of $83.2 million, or 9%, compared with fiscal 2016.  Overall unit volume for fiscal 2017 was 8.0% higher than in fiscal 2016, which was driven primarily by the Company’s increased new construction and dealer volume. Average revenue per unit increased 0.8% in fiscal 2017, driven by improvements in the Company’s product mix and pricing.

Gross Profit

Gross profit as a percentage of sales decreased to 20.4% in fiscal 2018 as compared with 21.8% in fiscal 2017. The decrease in gross profit margin was due primarily to higher transportation costs, raw material inflation, higher healthcare costs and $6.3 million, or 50 bps, of inventory step-up amortization related to the RSI Acquisition.

During fiscal 2017, the Company’s gross profit increased as a percentage of net sales to 21.8% in fiscal 2017 as compared with 21.1% in fiscal 2016. The improvement in gross profit margin was due primarily to the beneficial impact of increased sales volume, lower labor benefit costs and improved operating efficiency.

Selling and Marketing Expenses

Selling and marketing expenses in fiscal 2018 were 6.2% of net sales, compared with 6.9% of net sales in fiscal 2017.  Selling and marketing costs increased by only 10% despite a 21% increase in net sales.  The improvement in the percentage of sales and marketing costs in relation to net sales was due to favorable leverage from increased sales, on-going expense control and lower display costs and commissions.

Selling and marketing expenses were 6.9% of net sales in fiscal 2017 compared with 7.0% in fiscal 2016. Selling and marketing costs increased by only 7% despite a 9% increase in net sales.  The improvement in the percentage of sales and marketing costs in relation to net sales was due to favorable leverage from increased sales, on-going expense control and lower display costs and commissions.

General and Administrative Expenses

General and administrative expenses increased by $24.4 million or 53.8% during fiscal 2018. The increase was related to intangible amortization and RSI Acquisition related expenses, offset by lower compensation incentive costs. General and administrative costs increased to 5.6% of net sales in fiscal 2018 compared with 4.4% of net sales in fiscal 2017.

General and administrative expenses in fiscal 2017 increased by $5.4 million, or 13.4%, compared with fiscal 2016 and represented 4.4% of net sales, compared with 4.3% of net sales for fiscal 2016. The increase in cost was related to increased incentive compensation and staffing costs.

Effective Income Tax Rates

The Company generated pre-tax income of $94.8 million during fiscal 2018.  The Company’s effective tax rate decreased from 34.6% in fiscal 2017 to 33.4% in fiscal 2018.  The lower effective tax rate was primarily due the overall benefit from the reduction in the tax rate enacted in connection with the Tax Act, partially offset by non-deductible acquisition costs.  The Company’s effective tax rate decreased from 36.0% in fiscal 2016 to 34.6% in fiscal 2017. The lower effective tax rate in fiscal 2017 was primarily due to the benefit from adopting ASU 2016-09 for equity based compensation.

Non-GAAP Financial Measures

We have reported our financial results in accordance with generally accepted accounting principles (GAAP). In addition, we have presented in this report the non-GAAP measures described below.

A reconciliation of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are set forth below.

Management believes these non-GAAP financial measures provide an additional means of analyzing the current period’s results against the corresponding prior period’s results. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP. Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

Adjusted EPS per diluted share

We use Adjusted EPS per diluted share in evaluating the performance of our business and profitability. Management believes that this measure provides useful information to investors by offering additional ways of viewing the Company’s results by providing an indication of performance and profitability excluding the impact of unusual and/or non-cash items. We define Adjusted EPS per diluted share as diluted earnings per share excluding the per share impact of (1) expenses related to the RSI Acquisition, (2) inventory step-up amortization due to the increase in the fair value of inventory acquired through the RSI Acquisition (that was fully expensed in the quarter ended January 31, 2018 when the inventory was sold), (3) the amortization of intangible assets, and (4) the tax benefit of RSI Acquisition expenses and the inventory step-up and intangible amortization. The amortization of intangible assets is driven by the RSI Acquisition and will recur in future periods. We began excluding amortization of intangible assets from our definition of Adjusted EPS per diluted share beginning with the fourth quarter earnings release as management determined that such an exclusion would better help it evaluate the performance of our business and profitability and we also received feedback from some of our investors regarding the same.

Adjusted EBITDA and Adjusted EBITDA margin

We use Adjusted EBITDA and Adjusted EBITDA margin in evaluating the performance of our business, and we use each in the preparation of our annual operating budgets and as indicators of business performance and profitability. We believe Adjusted EBITDA and Adjusted EBITDA margin allow us to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance.

We define Adjusted EBITDA as net income adjusted to exclude (1) income tax expense, (2) interest (income) expense, net, (3) depreciation and amortization expense, (4) amortization of customer relationship intangibles and trademarks, (5) expenses related to the RSI Acquisition, (6) inventory step-up amortization, (7) stock-based compensation expense, and (8) gain/loss on asset disposal. We believe Adjusted EBITDA, when presented in conjunction with comparable GAAP measures, is useful for investors because management uses Adjusted EBITDA in evaluating the performance of our business.

We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales.

Net sales excluding RSI sales

To better understand and compare the performance of our core American Woodmark business by our management and our investors, we believe it is helpful to subtract the amount of sales from our recently acquired and now wholly-owned subsidiary, RSI Home Products, Inc., from our net sales and report this amount with our quarterly earnings announcements. We may discontinue using this non-GAAP financial measure at a later juncture once RSI has become fully integrated into our Company and the quarter to quarter comparisons of our core business are no longer as helpful to compare performance.

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth in the following tables:

Reconciliation of Net Sales and Percentage of Net Sales Excluding RSI

	FISCAL YEARS ENDED APRIL 30,
(Dollars in thousands)	2018	2017	2016	2018 vs. 2017 PERCENT CHANGE	2017 vs. 2016 PERCENT CHANGE

Net sales excluding RSI	$1,072,550	$1,030,248	$947,045	4%	9%
RSI sales	177,724	—	—	—
Net Sales	$1,250,274	$1,030,248	$947,045	21%	9%

Reconciliation of Adjusted Non-GAAP Financial Measures to the GAAP Equivalents

	FISCAL YEARS ENDED APRIL 30,
(Dollars in thousands)	2018	2017	2016

Net income (GAAP)	$63,141	$71,199	$58,723
Add back:
Income tax expense	31,619	37,726	33,063
Interest expense (income), net	13,054	(521)	129
Depreciation and amortization expense	28,671	18,682	16,456
Amortization of customer relationship intangibles and trademarks	16,333	—
EBITDA (Non-GAAP)	$152,818	$127,086	$108,371
Add back:
Acquisition related expenses	12,902	2,686	—
Inventory step-up amortization (1)	6,334	—	—
Stock compensation expense	3,097	3,469	3,609
Loss on asset disposal	615	444	1,576
Adjusted EBITDA (Non-GAAP)	$175,766	$133,685	$113,556

Net Sales	$1,250,274	$1,030,248	$947,045
Adjusted EBITDA margin (Non-GAAP)	14.1%	13.0%	12.0%

(1) The inventory step-amortization is the increase in the fair value of inventory acquired through the RSI Acquisition that was fully expensed when the inventory was sold in the quarter ended January 31, 2018.

A reconciliation of Adjusted EBITDA and Adjusted EBITDA margin as projected for fiscal 2019 is not provided because we do not forecast Net income as we cannot, without reasonable effort, estimate or predict with certainty various components of Net income.

Adjusted EPS per diluted share

	FISCAL YEARS ENDED APRIL 30,
(Dollars in thousands, except share and per share data)	2018	2017	2016

Net income (GAAP)	$63,141	$71,199	$58,723
Add back:
Acquisition related expenses	12,902	2,686	—
Amortization of intangibles	16,333	—	—
Inventory step-up amortization (1)	6,334	—	—
Tax benefit of add backs	(10,970)	(969)	—
Adjusted net income (Non-GAAP)	$87,740	$72,916	$58,723

Weighted average diluted shares	16,744,705	16,398,240	16,441,571
Adjusted EPS per diluted share (Non-GAAP)	$5.24	$4.45	$3.57

(1) The inventory step-amortization is the increase in the fair value of inventory acquired through the RSI Acquisition that was fully expensed when the inventory was sold in the quarter ended January 31, 2018.

Outlook for Fiscal 2019

The Company tracks several metrics, including but not limited to housing starts, existing home sales, mortgage interest rates, new jobs growth, GDP growth and consumer confidence, which it believes are leading indicators of overall demand for kitchen and bath cabinetry. The Company believes that housing starts will continue to improve, driven by low unemployment rates and growth in new household formation. However, the Company expects that while the cabinet remodeling market will show modest improvement during fiscal 2019 it will continue to be below historical averages.

The Company expects that industry-wide cabinet remodeling sales will continue to be challenged until economic trends remain consistently favorable.  Growth is expected at roughly a mid-single digit rate during the Company’s fiscal 2019. The Company’s home center market share will remain at normalized levels for fiscal 2019 after annualizing for market losses in the in-stock business, however this is heavily dependent upon competitive promotional activity. The Company expects to continue to gain market share in its growing dealer/distributor business.

Based on available information, it is expected that new residential construction starts will grow approximately 7 to 9% during fiscal 2019. The Company’s new residential construction direct business is expected to increase organically at the market rate for single family housing starts.

In total, the Company expects that it will grow core sales at a mid-single digit rate in fiscal 2019 with total sales growth of approximately 35%.  Margins will be challenged with increases in labor costs, raw materials, fuel and transportation rates.  The Company expects adjusted EBITDA margins for fiscal 2019 of 15.5 to 16% depending upon synergy timing and execution, and the significance of inflation and transportation rate increases.

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

Liquidity and Capital Resources

The RSI Acquisition significantly affected the Company’s financial condition, liquidity and cash flow. See Note B--Acquisition of RSI Home Products, Inc. for a table detailing the preliminary purchase price. The Company’s cash and cash equivalents and investments in certificates of deposit totaled $87.9 million at April 30, 2018, representing a $161.3 million decrease from its April 30, 2017 levels.  At April 30, 2018, total long-term debt (including current maturities) was $814.0 million, an increase of $797.1 million from its balance at April 30, 2017.  The Company’s ratio of long-term debt to total capital was 58.2% at April 30, 2018, compared with 4.2% at April 30, 2017.  The Company’s main source of liquidity is its cash and cash equivalents on hand and cash generated from its operating activities.

The Company can also borrow up to $100 million under the Revolving Facility. Approximately $91.2 million was available under this facility as of April 30, 2018.

The Company borrowed $250 million under its initial term loan facility on December 29, 2017 in connection with the closing of the RSI Acquisition and borrowed an additional $250 million under its delayed draw term loan facility on February 12, 2018 in connection with the refinancing of RSI's 6 ½ % Senior Secured Second Lien Notes due 2023 ("the RSI Notes"). Amounts outstanding under the initial term loan facility and delayed draw term loan facility bear interest based on a fluctuating rate measured by reference to either, at the Company’s option, a base rate plus an applicable margin ranging between 0.25% and 1.25% or LIBOR plus an applicable margin ranging between 1.25% and 2.25%, with the applicable margin being determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” The Company will also incur a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” The initial applicable margin with respect to base rate loans was 1.00% and the initial applicable margin with respect to LIBOR loans was 2.00%. The initial commitment fee was 0.25%. As of April 30, 2018, the applicable margin with respect to base rate loans and LIBOR loans was 1.25% and 2.25%, respectively, and the commitment fee was 0.30%.

The Company is required to repay the aggregate outstanding amounts under its initial term loan facility and the delayed draw term loan facility in certain specified quarterly installments beginning on April 30, 2018. The initial term loan facility and the delayed draw term loan facility mature on December 29, 2022.

On February 12, 2018, the Company issued $350 million in aggregate principal amount of the 4.875% Senior Notes due 2026 (the "Senior Notes") and utilized the proceeds of such issuance, together with the borrowings under the delayed draw term loan facility as discussed above and cash on hand, to fund the refinancing of the RSI Notes.

The credit agreement governing the Company's credit facilities and the indenture governing the Senior Notes restrict the ability of the Company and certain of the Company’s subsidiaries to, among other things, incur additional indebtedness, create additional liens, make certain investments, dispose of assets or engage in a merger or consolidation, engage in certain transactions with affiliates, and make certain restricted payments, including the payment of dividends or the repurchase or redemption of stock, subject, in each case, to the various exceptions and conditions described in the credit agreement and the indenture. See Note G--Notes Payable and Long-Term Debt for a discussion of our compliance with the covenants in the credit agreement and the indenture.

OPERATING ACTIVITIES

Cash provided by operating activities in fiscal 2018 was $86.8 million, compared with $77.1 million in fiscal 2017.  The increase in the Company’s cash from operating activities was driven primarily by an increase in net income excluding non-cash items (primarily depreciation and amortization and changes in deferred taxes), which was partially offset by an increase in customer and income tax receivables.

Cash provided by operating activities in fiscal 2017 was $77.1 million, compared with $74.6 million in fiscal 2016.  The $2.5 million improvement was primarily attributable to the Company’s $12.5 million improvement in net income and an increase in accrued expenses, which was partially offset by a $23.1 million increase in cash used for discretionary pension contributions.

On August 24, 2017, the Board of Directors of the Company approved up to $13.6 million of discretionary funding to reduce its defined benefit pension liabilities. The Company made aggregate contributions of $19.3 million to its pension plans during fiscal 2018, including the $13.6 million of discretionary funding.

On August 25, 2016, the Board of Directors of the Company approved up to $20 million of discretionary funding to reduce its defined benefit pension liabilities. The Company made aggregate contributions of $27.3 million to its pension plans during fiscal 2017, including the $20.0 million of discretionary funding during fiscal 2017.

INVESTING ACTIVITIES

The Company’s investing activities primarily consist of capital expenditures and investments in promotional displays. Net cash used by investing activities in fiscal 2018 was $44.3 million, compared with $53.7 million in fiscal 2017 and $40.8 million in fiscal 2016. Investments in property, plant and equipment for fiscal 2018 were $47.6 million, compared with $21.8 million in fiscal 2017 and $28.7 million in fiscal 2016. Investments in promotional displays were $2.3 million in fiscal 2018, compared with $3.7 million in fiscal 2017 and $4.4 million in fiscal 2016. On August 21, 2014, the Board of Directors of the Company approved a $30.0 million capital expansion project at its West Virginia facility, which was completed during fiscal 2016.

On November 30, 2016 the Board of Directors of the Company approved the construction of a new corporate headquarters in Winchester, Virginia. The new space has consolidated employees that previously occupied four buildings in Winchester, Virginia and Frederick County, Virginia, during the fourth quarter of fiscal 2018. The new building will be self-funded for approximately $30.0 million. During fiscal 2018 and 2017, approximately $21.1 million and $3.0 million, respectively, was spent related to the new corporate headquarters.

During fiscal 2018, the Company’s decrease in net cash used for investing activities was primarily driven by the acquisition of RSI and increased investment in property, plant and equipment, which was partially offset by a net $62.8 million increase in cash flow from certificates of deposit.

FINANCING ACTIVITIES

The Company realized a net outflow of $141.0 million from financing activities in fiscal 2018 compared with a net outflow of $20.8 million in fiscal 2017, and a net outflow of $8.9 million in fiscal 2016.  Proceeds were generated from the exercise of stock options of $1.3 million in fiscal 2018, $2.4 million in fiscal 2017, and $8.1 million in fiscal 2016. During fiscal 2018, $96.6 million was used to repay long-term debt, compared with approximately $11.7 million in fiscal 2017 and $1.5 million in fiscal 2016.

Under a stock repurchase authorization approved by the Board on November 30, 2015, the Company was authorized to purchase up to $20 million of the Company's common shares. On November 30, 2016, the Board authorized an additional stock repurchase program of up to $50 million of the Company's common shares. This authorization is in addition to the stock repurchase program authorized on November 19, 2015. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the credit agreement governing the Company's credit facility and the indenture governing the Senior Notes, and other factors management deems relevant. At April 30, 2018, $36.0 million remained authorized to repurchase the Company’s common shares. The Company purchased a total of 309,612 common shares, for an aggregate purchase price of $29.0 million during fiscal 2018 under the authorizations. The Board suspended the Company's stock repurchase program in conjunction with the RSI Acquisition.

Cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations and fund capital expenditures for fiscal 2019.

The timing of the Company’s contractual obligations (excluding interest) as of April 30, 2018 is summarized in the table below:

	FISCAL YEARS ENDED APRIL 30

(in thousands)	Total Amounts	2019	2020-2021	2022-2023	2024 and Thereafter

Term Loans	$460,000	$—	$85,000	$375,000	$—
The Senior Notes	350,000	—	—	—	350,000
Economic development loans	4,439	2,189	177	408	1,665
Capital lease obligations	7,245	1,948	3,128	1,352	817
Other long-term debt	6,660	—	—	—	6,660
Operating lease obligations	93,841	15,536	29,548	16,731	32,026
Pension contributions[1]	7,507	2,327	3,050	2,000	130

Total	$929,692	$22,000	$120,903	$395,491	$391,298

[1]
The estimated cost of the Company’s two defined benefit pension plans is determined annually based upon the discount rate and other assumptions at fiscal year-end. Future pension funding contributions beyond fiscal 2024 have not been determined at this time.

SEASONALITY

Our core business has been subject to seasonal influences, with higher sales typically realized in our second and fourth fiscal quarters. General economic forces and changes in our customer mix have reduced seasonal fluctuations in revenue over the past few years. RSI’s historic net sales vary from quarter to quarter primarily due to the timing of Home Depot and Lowe’s customer promotions, product roll-outs, and their inventory management. However, RSI historically did not have significant recurring seasonality impacts on its business.

For additional discussion of risks that could affect the Company and its business, see “Forward-Looking Statements” above, as well as Item 1A. “Risk Factors” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2018 and 2017, the Company had no off-balance sheet arrangements.

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

Management regularly reviews these critical accounting policies and estimates with the Audit Committee of the Board.

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

The Company recognizes revenue based on the invoice price less allowances for sales returns, cash discounts and other deductions as required under U.S. GAAP. Collection is reasonably assured as determined through an analysis of accounts receivable data, including historical product returns and the evaluation of each customer’s ability to pay. Allowances for sales returns are based on the historical relationship between shipments and returns. The Company believes that its historical experience is an accurate reflection of future returns.

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

The following is a summary of the potential impact of a hypothetical 1% change in actuarial assumptions for the discount rate, expected return on plan assets and consumer price index:

(in millions)	IMPACT OF 1% INCREASE	IMPACT OF 1% DECREASE
(decrease) increase

Effect on annual pension expense	$(1.3)	$1.2

Effect on projected pension benefit obligation	$(20.5)	$26.1

Pension expense for fiscal 2018 and the assumptions used in that calculation are presented in Note J of the Consolidated Financial Statements.  At April 30, 2018, the weighted average discount rate was 4.18% compared with 4.12% at April 30, 2017. The expected return on plan assets was 6.5% for the year ended April 30, 2018 and 7.5% for the year ended April 30, 2017. The rate of compensation increase is not applicable for periods beyond April 30, 2012 because the Company froze its pension plans as of that date.

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

The Company strives to balance expected long-term returns and short-term volatility of pension plan assets. Favorable and unfavorable differences between the assumed and actual returns on plan assets are generally amortized over a period no longer than the average life expectancy of the plans’ active participants. The actual rates of return on plan assets realized, net of investment manager fees, were 3.5%, 10.3% and (1.6)% for fiscal 2018, 2017 and 2016, respectively.

The fair value of plan assets at April 30, 2018 was $156.5 million compared with $137.1 million at April 30, 2017. The Company’s projected benefit obligation exceeded plan assets by $7.0 million in fiscal 2018 and by $28.0 million in fiscal 2017. The $21.0 million decrease in the Company’s net under-funded position during fiscal 2018 was primarily driven by the Company’s $19.3 million contributions.  The Company expects its pension expense to increase from $(1.6) million in fiscal 2018 to $(0.6) million in fiscal 2019, due primarily to a decrease in the expected long-term rate of return from 6.5% to 5.5%.  The Company expects to contribute $2.3 million to its pension plans in fiscal 2019, which represents required and discretionary funding.  The Company made contributions of $19.3 million to its pension plans in fiscal 2018.

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

The gross amount of state tax credit carryforwards related to state ITCs as of April 30, 2018 was $5.2 million. These credits expire in various years beginning in fiscal 2020. Net of the federal impact and related valuation allowance, the Company has recorded$1.5 million of deferred tax assets related to these credits. The Company accounts for ITCs under the deferral method, under which the tax benefit from the ITC is deferred and amortized into income tax expense over the book life of the related property. As of April 30, 2018, a deferred credit balance of $1.3 million is included in other liabilities on the balance sheet.

Goodwill and Other Intangible Assets.  Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In accordance with the accounting standards, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. There were no impairment charges related to goodwill for the fiscal years ended 2018 and 2017.

The Company amortizes the cost of other intangible assets over their estimated useful lives, which range up to six years, unless such lives are deemed indefinite. There were no impairment charges related to other intangible assets for the fiscal years ended 2018 and 2017.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address a specific consequence of the Tax Act by allowing a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Act's reduction of the U.S. federal corporate income tax rate. The standard is effective for all entities for annual periods beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized.  The Company early adopted this ASU on April 30, 2018 and as a result recorded a net increase to retained earnings and decrease to accumulated other comprehensive income (loss) of $8.7 million to reclassify the income tax effects of the Tax Act on the Company’s pension plans. Other than those effects related to the Tax Act, the Company’s policy is to release stranded tax effects related to its pension plan from other comprehensive income only upon termination or full settlement of the plan.

 Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The costs of the Company’s products are subject to inflationary pressures and commodity price fluctuations.  The Company has generally been able, over time, to recover the effects of inflation and commodity price fluctuations through sales price increases.

Our revolving credit facility, initial term loan facility and delayed draw term loan facility, include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of April 30, 2018 would increase our annual interest expense by approximately $4.6 million.

The Company does not currently use commodity or interest rate derivatives or similar financial instruments to manage its commodity price or interest rate risks.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	APRIL 30
(in thousands, except share and per share data)	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$78,410	$176,978
Investments - certificates of deposit	8,000	51,750
Customer receivables, net	136,355	63,115
Inventories	104,801	42,859
Income taxes receivable	25,996	301
Prepaid expenses and other	10,805	4,225
Total Current Assets	364,367	339,228

Property, plant and equipment, net	218,102	107,933
Investments - certificates of deposit	1,500	20,500
Customer relationships intangibles, net	258,778	—
Trademarks, net	8,889	—
Goodwill, net	767,451	—
Promotional displays, net	12,189	5,745
Deferred income taxes	732	18,047
Other assets	13,337	9,820
TOTAL ASSETS	$1,645,345	$501,273

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$71,096	$41,312
Current maturities of long-term debt	4,143	1,598
Accrued compensation and related expenses	48,682	36,162
Accrued marketing expenses	19,289	8,655
Other accrued expenses	27,245	13,770
Total Current Liabilities	170,455	101,497

Long-term debt, less current maturities	809,897	15,279
Deferred income taxes	71,563	—
Defined benefit pension liabilities	6,960	28,032
Other long-term liabilities	4,805	4,016

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—

Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at April 30, 2018: 17,503,922, at April 30, 2017: 16,232,775	361,158	168,835
Retained earnings	269,576	224,031
Accumulated other comprehensive loss -
Defined benefit pension plans	(49,069)	(40,417)
Total Shareholders' Equity	581,665	352,449
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,645,345	$501,273
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	FISCAL YEARS ENDED APRIL 30
(in thousands, except per share data)	2018	2017	2016

Net sales	$1,250,274	$1,030,248	$947,045
Cost of sales and distribution	994,871	805,612	747,351
Gross Profit	255,403	224,636	199,694

Selling and marketing expenses	77,843	70,979	66,489
General and administrative expenses	69,855	45,419	40,045
Operating Income	107,705	108,238	93,160

Interest expense (income), net	13,054	(521)	129
Other (income) expense	(109)	(166)	1,245
Income Before Income Taxes	94,760	108,925	91,786

Income tax expense	31,619	37,726	33,063

Net Income	$63,141	$71,199	$58,723

SHARE INFORMATION
Earnings per share
Basic	$3.80	$4.38	$3.61
Diluted	3.77	4.34	3.57

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2018	2017	2016

Net income	$63,141	$71,199	$58,723

Other comprehensive income (loss) net of tax:
Change in pension benefits, net of deferred taxes
of $(50), $(4,391), and $4,110, respectively	88	6,868	(6,428)

Total Comprehensive Income	$63,229	$78,067	$52,295

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	LOSS	EQUITY
Balance, May 1, 2015	16,079,671	$150,001	$120,698	$(40,857)	$229,842

Net income	—	—	58,723	—	58,723
Other comprehensive loss,
net of tax	—	—	—	(6,428)	(6,428)
Stock-based compensation	—	3,609	—	—	3,609
Adjustments to excess tax
benefit from stock-based
compensation	—	4,559	—	—	4,559
Exercise of stock-based
compensation awards, net of
amounts withheld for taxes	375,928	5,288	—	—	5,288
Stock repurchases	(243,143)	(1,928)	(14,665)	—	(16,593)
Employee benefit plan
contributions	31,585	1,761	—	—	1,761
Balance, April 30, 2016	16,244,041	$163,290	$164,756	$(47,285)	$280,761

Net income	—	—	71,199	—	71,199
Other comprehensive loss,
net of tax	—	—	—	6,868	6,868
Stock-based compensation	—	3,469	—	—	3,469
Exercise of stock-based
compensation awards, net of
amounts withheld for taxes	122,772	633	—	—	633
Stock repurchases	(178,118)	(1,483)	(11,924)	—	(13,407)
Employee benefit plan
contributions	44,080	2,926	—	—	2,926
Balance, April 30, 2017	16,232,775	$168,835	$224,031	$(40,417)	$352,449

Net income	—	—	63,141	—	63,141
Adoption of ASU 2018-02	—	—	8,740	(8,740)	—
Other comprehensive income,
net of tax	—	—	—	88	88
Stock-based compensation	—	3,097	—	—	3,097
Exercise of stock-based
compensation awards, net of
amounts withheld for taxes	86,927	(1,513)			(1,513)
Stock issuance related to acquisition	1,457,568	189,849	—	—	189,849
Stock repurchases	(309,612)	(2,664)	(26,336)		(29,000)
Employee benefit plan
contributions	36,264	3,554			3,554
Balance, April 30, 2018	17,503,922	$361,158	$269,576	$(49,069)	$581,665

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2018	2017	2016

OPERATING ACTIVITIES
Net income	$63,141	$71,199	$58,723
Adjustments to reconcile net income to net cash and
cash equivalents provided by operating activities:
Depreciation and amortization	45,004	18,682	16,456
Net loss on disposal of property, plant and equipment	615	444	1,576
Loss on extinguishment of debt	257	—	—
Stock-based compensation expense	3,097	3,469	3,609
Deferred income taxes	21,404	9,899	11,629
Pension contributions in excess of expense	(20,928)	(27,840)	(4,732)
Excess tax benefit from stock-based compensation	—	—	(4,968)
Contributions of employer stock to employee benefit plan	3,554	2,926	1,761
Other non-cash items	14	318	(663)
Changes in operating assets and liabilities (net of acquired assets and liabilities):
Customer receivables	(18,786)	(7,780)	(9,938)
Inventories	2,802	(4,925)	(4,276)
Income taxes receivable	(7,295)	—	—
Prepaid expenses and other assets	(7,492)	(207)	(4,585)
Accounts payable	(858)	6,301	723
Accrued compensation and related expenses	(2,525)	773	5,269
Income taxes payable	—	—	(1,791)
Marketing and other accrued expenses	4,771	3,821	5,811
Net Cash Provided by Operating Activities	86,775	77,080	74,604

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(47,590)	(21,811)	(28,685)
Proceeds from sales of property, plant and equipment	27	37	846
Acquisition of business, net of cash acquired	(57,200)	—	—
Purchases of certificates of deposit	(25,000)	(85,000)	(46,750)
Maturities of certificates of deposit	87,750	56,750	38,250
Investment in promotional displays	(2,303)	(3,720)	(4,434)
Net Cash Used by Investing Activities	(44,316)	(53,744)	(40,773)

FINANCING ACTIVITIES
Payments of long-term debt	(96,572)	(11,731)	(1,547)
Proceeds from long-term debt	734	3,477	3,196
Excess tax benefit from stock-based compensation	—	—	4,968
Proceeds from issuance of common stock and other	1,289	2,366	8,114
Repurchase of common stock	(29,000)	(13,407)	(16,593)
Withholding of employee taxes related to stock-based compensation	(2,803)	(1,734)	(2,826)
Debt issuance cost	(14,675)	—	—

Notes receivable, net	—	208	(4,221)
Net Cash Used by Financing Activities	(141,027)	(20,821)	(8,909)

Net (Decrease) Increase in Cash and Cash Equivalents	(98,568)	2,515	24,922

Cash and Cash Equivalents, Beginning of Year	176,978	174,463	149,541

Cash and Cash Equivalents, End of Year	$78,410	$176,978	$174,463

Supplemental cash flow information:
Non-cash investing and financing activities:
Long-term debt related to funding acquisition	$300,000	$—	$—
Long-term debt issued to satisfy outstanding debt	$600,000	$—	$—
Long-term debt satisfied from issuance of debt	$(602,750)	$—	$—
Stock issuance in connection with acquisition	$189,849	$—	$—
Property, plant and equipment	$5,530	$—	$—
Net other assets and liabilities related to acquisition	$7,169	$—	$—

Cash paid during the period for:
Interest	$5,919	$596	$776
Income taxes	$18,219	$27,302	$24,510

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A -- Summary of Significant Accounting Policies

American Woodmark Corporation (“American Woodmark,” the “Company,” “we,” “our” or “us”) manufactures and distributes kitchen, bath and home organization products for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers, builders and through a network of independent dealers and distributors. The Company operates within a single reportable segment primarily within the U.S.; long-lived assets and sales outside the U.S. are not significant.

The following is a description of the Company’s significant accounting policies:

Principles of Consolidation and Basis of Presentation:  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Inter-company accounts and transactions have been eliminated in consolidation.

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

Advertising Costs:  Advertising costs are expensed as incurred. Advertising expenses for fiscal years 2018, 2017 and 2016 were $40.1 million, $41.0 million and $38.1 million, respectively.

Cash and Cash Equivalents:  Cash in excess of operating requirements is invested in money market accounts which are carried at cost (which approximates fair value). The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents were $50.1 million at April 30, 2017. There were no cash equivalents at April 30, 2018.

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

Property, Plant and Equipment:  Property, plant and equipment is stated on the basis of cost less accumulated depreciation. Depreciation is provided by the straight-line method over the estimated useful lives of the related assets, which range from 15 to 30 years for buildings and improvements and 3 to 12 years for machinery and equipment. Assets under capital leases are amortized over the shorter of their estimated useful lives or the term of the related lease.

Impairment of Long-Lived Assets:  The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal years 2018, 2017 and 2016, the Company concluded no impairment existed.

Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In accordance with the accounting standards, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. During fiscal years 2018, 2017 and 2016, the Company concluded no impairment existed.

Intangible assets consist of customer relationship intangibles and trademarks. The Company amortizes the cost of other intangible assets over their estimated useful lives, which range from 3 to 6 years, unless such lives are deemed indefinite. During fiscal years 2018, 2017 and 2016, the Company concluded no impairment existed.

Promotional Displays:  The Company invests in promotional displays in retail stores to demonstrate product features, product and quality specifications and to serve as a training tool for retail kitchen designers. The Company invests in these long-lived productive assets to provide the aforementioned benefits. The Company's investment in promotional displays is carried at cost less applicable amortization. Amortization is provided by the straight-line method on an individual display basis over periods of 30 to 60 months (the estimated period of benefit). Promotional display amortization expense for fiscal years 2018, 2017 and 2016 was $4.5 million, $3.4 million and $3.4 million, respectively, and is included in selling and marketing expenses.

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

Recent Accounting Pronouncements:  In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” ASU 2014-09 supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." ASU 2015-14 defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period. The Company does not expect the adoption of ASU 2014-09 and ASU 2015-14 to have a material impact on results of operations, cash flows and financial position. The Company is continuing its assessment of the new standard, including the impact on processes, accounting policies, disclosures and internal controls over financial reporting. The Company is continuing to evaluate the impact of ASU 2014-09 primarily to determine the transition method to utilize at adoption and the additional disclosures required.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address a specific consequence of the Tax Act by allowing a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Act's reduction of the U.S. federal corporate income tax rate. The standard is effective for all entities for annual periods beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized.  The Company early adopted this ASU on April 30, 2018 and as a result recorded a net increase to retained earnings and decrease to accumulated other comprehensive income (loss) of $8.7 million to reclassify the income tax effects of the Tax Act on the Company’s pension plans. Other than those effects related to the Tax Act, the Company’s policy is to release stranded tax effects related to its pension plan from other comprehensive income only upon termination or full settlement of the plan.

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

Note B -- Acquisition of RSI Home Products, Inc. (the "RSI Acquisition")

On November 30, 2017, American Woodmark, Alliance Merger Sub, Inc. ("Merger Sub"), RSI Home Products, Inc. ("RSI") and Ronald M. Simon, as the RSI stockholder representative, entered into a merger agreement (the "Merger Agreement"), pursuant to which the parties agreed to merge Merger Sub with and into RSI pursuant to the terms and subject to the conditions set forth in the Merger Agreement, with RSI continuing as the surviving corporation and as a wholly owned subsidiary of American Woodmark. On December 29, 2017 (the "Acquisition Date"), the Company consummated the RSI Acquisition pursuant to the terms of the Merger Agreement. As a result of the merger of Merger Sub with and into RSI, Merger Sub’s separate corporate existence ceased, and RSI continued as the surviving corporation and a wholly owned subsidiary of American Woodmark. RSI is a leading manufacturer of kitchen and bath cabinetry and home organization products. The acquisition is expected to enable the Company to make further progress in implementing its business strategy of increasing operational efficiency to drive enhanced profitability, leveraging differentiated service platforms to grow revenue, and continuing to deepen relationships within its existing customer base.

In connection with the RSI Acquisition, on December 29, 2017, the Company entered into a credit agreement (the "Credit Agreement") with a syndicate of lenders and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, providing for a $100 million, 5-year revolving loan facility with a $25 million sub-facility for the issuance of letters of credit (the “Revolving Facility”), a $250 million, 5-year initial term loan facility (the "Initial Term Loan") and a $250 million delayed draw term loan facility (the "Delayed Draw Term Loan" and, together with the Revolving Facility and the Initial Term Loan, the "Credit Facilities") (See Note G--Loans Payable and Long-Term Debt for further details). American Woodmark used the full proceeds of the Initial Term Loan and approximately $50 million in loans under the Revolving Facility, together with cash on its balance sheet, to fund the cash portion of the RSI Acquisition consideration and its transaction fees and expenses.

At the closing of the RSI Acquisition, American Woodmark assumed approximately $589 million (including accrued interest) of RSI’s indebtedness consisting largely of RSI’s 6½% Senior Secured Second Lien Notes due 2023 (the "RSI Notes"). (See Note G--Loans Payable and Long-Term Debt).

Preliminary Allocation of Purchase Price to Assets Acquired and Liabilities Assumed

As consideration for the RSI Acquisition, American Woodmark paid total accounting consideration of $554.2 million including cash consideration of $364.4 million, net of cash acquired, and 1,457,568 newly issued shares of American Woodmark common stock valued at $189.8 million based on $130.25 per share, which was the closing stock price on the Acquisition Date. The consideration paid was subject to a working capital adjustment by which the consideration was adjusted as the amount of working capital delivered at the Acquisition Date was less than a target amount. The working capital adjustment has been finalized and the accounting consideration does reflect the adjustment to the estimated working capital reflected in the consideration paid at the Acquisition Date.

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

The following table summarizes the allocation of the preliminary purchase price as of the Acquisition Date, which is based on the accounting consideration of $554.2 million, to the estimated fair value of assets acquired and liabilities assumed (in thousands):

Goodwill	$767,451
Customer relationship intangibles	274,000
Property, plant and equipment	86,275
Inventories	66,293
Customer receivables	54,649
Income taxes receivable	18,450
Trademarks	10,000
Prepaid expenses and other	4,571
Leasehold interests	151
Total identifiable assets and goodwill acquired	1,281,840

Debt	602,313
Deferred income taxes	67,368
Accrued expenses	29,777
Accounts payable	25,113
Notes payable	2,988
Income taxes payable	49
Total liabilities assumed	727,608

Total accounting consideration	$554,232

The fair value of the assets acquired and liabilities assumed were preliminarily determined using income, market and cost valuation methodologies. The fair value of debt acquired was determined using Level 1 inputs as quoted prices in active markets for identical liabilities were available. The fair value measurements, aside from debt, were estimated using significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in Accounting Standards Codification (ASC) 820. The income approach was primarily used to value the customer relationship intangibles and trademarks. The income approach determines value for an asset or liability based on the present value of cash flows projected to be generated over the remaining economic life of the asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant net cash flows considered historical and projected product pricing, operational performance including company specific synergies, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. The net cash flows are discounted to present value using a discount rate that reflects the relative risk of achieving the cash flow and the time value of money. The market approach is a valuation technique that uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities, or a group of assets or liabilities. The cost approach estimates value by determining the current cost of replacing an asset with another of equivalent economic utility. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation. The cost and market approaches were used to value inventory, while the cost approach was the primary approach used to value property, plant and equipment.

The preliminary purchase price allocation resulted in the recognition of $767.5 million of goodwill, which is not expected to be amortizable for tax purposes. The goodwill recognized is attributable to expected revenue synergies generated by the integration of the Company’s products with RSI's, cost synergies resulting from purchasing and manufacturing activities, and intangible assets that do not qualify for separate recognition, such as the assembled workforce of RSI.

Customer receivables were recorded at the contractual amounts due of $57.1 million, less an allowance for returns and discounts of $2.4 million, and an allowance for doubtful accounts of $0.1 million, which approximates their fair value.

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

Impact to Financial Results for the Fiscal Year Ended April 30, 2018

RSI’s financial results have been included in our consolidated financial results for the period from the Acquisition Date to April 30, 2018. As a result, our consolidated financial results for the fiscal year ended April 30, 2018 do not reflect a full year of RSI results. From December 29, 2017 to April 30, 2018, RSI generated net sales of approximately $177.7 million and an operating income of approximately $9.1 million, inclusive of intangible amortization and adjustments to account for the acquisition, including a $6.3 million charge to cost of sales as a result of the step-up of inventory as of the Acquisition Date to fair value.

The Company incurred approximately $12.9 million of transaction costs associated with the RSI Acquisition during the twelve months ended April 30, 2018 which the Company expensed as incurred. These costs are included in general and administrative expenses on the Consolidated Statements of Income.

Supplemental Pro Forma Financial Information (unaudited)

The following table presents summarized unaudited pro forma financial information as if RSI had been included in the Company’s financial results for the entire fiscal years ended April 30, 2018 and 2017:

	FISCAL YEARS ENDED APRIL 30,
(in thousands)	2018	2017
Net Sales	$1,613,663	$1,623,441
Net Income (1)	$67,388	$93,798
Net earnings per share - basic	$3.83	$5.30
Net earnings per share - diluted	$3.80	$5.26
(1) Includes stock compensation expense of $17.5 million and $7.4 million for the fiscal year ended April 30, 2018 and 2017, respectively, calculated under the intrinsic value method in measuring stock-based liability awards related to stock-based grants made by RSI prior to the RSI Acquisition.

The unaudited supplemental pro forma financial data above assumes the RSI Acquisition occurred on May 1, 2016 and has been calculated after applying the Company’s accounting policies and adjusting the historical results of RSI with pro forma adjustments, net of a statutory tax rate of 34.4% and 40.4% for the fiscal years ended April 30, 2018 and 2017, respectively. Significant pro forma adjustments include the recognition of additional amortization expense related to acquired intangible assets (net of historical amortization expense of RSI), additional interest expense related to the initial term loan facility used to finance the acquisition, and elimination of the inventory fair value step-up expense and transaction related expenses which are non-recurring in nature. These adjustments assume the application of fair value adjustments to intangibles and that the $300.0 million borrowed under the Credit Agreement occurred on May 1, 2016 and are as follows: amortization expense, net of tax, of $20.0 million and $27.2 million for the fiscal years ended April 30, 2018 and 2017, respectively; interest expense, net of tax, (including amortization expense related to $6.7 million of debt issuance costs, which are being amortized over a period of 5 years) of $2.4 million and $4.4 million for the fiscal years ended April 30, 2018 and 2017, respectively. The following amounts have been excluded: inventory fair value step-up expense, net of tax, of $4.1 million for the fiscal year ended April 30, 2018; and transaction expense add-back, net of tax, of $8.5 million and $1.6 million for the fiscal years ended April 30, 2018 and 2017.

The unaudited supplemental pro forma financial information does not reflect the realization of any expected ongoing cost or revenue synergies relating to the integration of the two companies. Further, the pro forma data should not be considered indicative of the results that would have occurred if the RSI Acquisition, related financing and associated issuance of Senior Notes (defined herein) and repurchase or redemption of the RSI Notes had been actually consummated on May 1, 2016, nor are they indicative of future results.

Note C -- Customer Receivables

The components of customer receivables were:

	APRIL 30
(in thousands)	2018	2017
Gross customer receivables	$142,622	$66,373
Less:
Allowance for doubtful accounts	(259)	(148)
Allowance for returns and discounts	(6,008)	(3,110)

Net customer receivables	$136,355	$63,115

Note D -- Inventories

The components of inventories were:

	APRIL 30
(in thousands)	2018	2017
Raw materials	$41,728	$18,230
Work-in-process	44,905	18,704
Finished goods	34,111	19,372

Total FIFO inventories	120,744	56,306
Reserve to adjust inventories to LIFO value	(15,943)	(13,447)

Total inventories	$104,801	$42,859

Of the total inventory of $104.8 million, $56.6 million is carried under the FIFO method and $48.2 is carried under the LIFO methods of accounting.

Note E -- Property, Plant and Equipment

The components of property, plant and equipment were:

	APRIL 30
(in thousands)	2018	2017
Land	$4,751	$3,581
Buildings and improvements	112,757	81,172
Buildings and improvements - capital leases	11,202	11,202
Machinery and equipment	274,723	187,836
Machinery and equipment - capital leases	30,270	29,378
Construction in progress	10,931	10,838
	444,634	324,007
Less accumulated amortization and depreciation	(226,532)	(216,074)

Total	$218,102	$107,933

Amortization and depreciation expense on property, plant and equipment amounted to $21.9 million, $14.2 million and $11.6 million in fiscal years 2018, 2017 and 2016, respectively.  Accumulated amortization on capital leases included in the above table amounted to $30.0 million and $29.7 million as of April 30, 2018 and 2017, respectively.

Note F -- Intangible Assets and Trademarks

The components of customer relationships intangibles were:

	APRIL 30
(in thousands)	2018	2017
Customer relationship intangibles, acquired December 29, 2017	$274,000	$—
Less accumulated amortization	(15,222)	—

Total	$258,778	$—

The components of trademarks were:

	APRIL 30
(in thousands)	2018	2017
Trademarks, acquired December 29, 2017	$10,000	$—
Less accumulated amortization	(1,111)	—

Total	$8,889	$—

Amortization expense on customer relationship intangibles and trademarks amounted to $16.3 million in fiscal year 2018.

Note G -- Loans Payable and Long-Term Debt

Maturities of long-term debt are as follows:

	FISCAL YEARS ENDING APRIL 30

(in thousands)	2019	2020	2021	2022	2023	2024 AND THERE- AFTER	TOTAL OUTSTANDING

Term loans	$—	$35,000	$50,000	$62,500	$312,500	$—	$460,000

The Senior Notes	—	—	—	—	—	350,000	350,000

Economic development loans	2,189	88	89	201	207	1,665	4,439

Capital lease obligations	1,948	1,786	1,342	713	639	817	7,245

Other long-term debt	—	—	—	—	—	6,660	6,660

Total	$4,137	$36,874	$51,431	$63,414	$313,346	$359,142	$828,344

Debt issuance costs							$(14,304)

Current maturities							$(4,143)

Total long-term debt							$809,897

The Credit Facilities

On December 29, 2017, the Company entered into the Credit Agreement, which provides for the Revolving Facility, the Initial Term Loan and the Delayed Draw Term Loan. Also on December 29, 2017, the Company borrowed the entire $250 million available under the Initial Term Loan and approximately $50 million under the Revolving Facility to fund, in part, the cash portion of the RSI Acquisition consideration and the Company’s transaction fees and expenses related to the RSI Acquisition. On February 12, 2018, the Company borrowed the entire $250 million under the Delayed Draw Term Loan in connection with the refinancing of the RSI Notes as discussed below or to repay, in part, amounts outstanding under the Revolving Facility. In connection with its entry into the Credit Agreement, the Company terminated its prior $35 million revolving credit facility with Wells Fargo. The Company is required to make specified quarterly installments on both the Initial Term Loan and the Delayed Draw Loan. As of April 30, 2018, $230 million remained outstanding on each of the Initial Term Loan and Delayed Draw Term Loan and no amount was outstanding on the Revolving Facility. The Credit Facilities mature on December 29, 2022.

Amounts outstanding under the Credit Facilities bear interest based on a fluctuating rate measured by reference to either, at the Company’s option, a base rate plus an applicable margin or LIBOR plus an applicable margin, with the applicable margin being determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” The Company will also incur a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” In addition, a letter of credit fee will accrue on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on LIBOR loans, payable quarterly in arrears. As of April 30, 2018, the applicable margin with respect to base rate loans and LIBOR loans was 1.25% and 2.25%, respectively, and the commitment fee was 0.30%.

The Credit Agreement includes negative covenants restricting the ability of the Company and its subsidiaries to incur additional indebtedness, create additional liens on its assets, make certain investments, dispose of its assets or engage in a merger or other similar transaction or engage in transactions with affiliates, subject, in each case, to the various exceptions and conditions described in the Credit Agreement. The negative covenants further restrict the Company’s ability to make certain restricted payments, including the payment of dividends, in certain limited circumstances. As of April 30, 2108, the Company was in compliance with the restrictive covenants included in the Credit Agreement.

The Credit Agreement also includes financial covenants that require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.25 to 1.00 and a Total Secured Debt to EBITDA Ratio (as defined in the Credit Agreement) of no more than 2.50 to 1.00. The Credit Agreement further requires that the Company not exceed a specified Total Funded Debt to EBITDA Ratio (as defined in the Credit Agreement). The Total Funded Debt to EBITDA Ratio currently applicable to the Company is 3.75 to 1.00 and will decrease to 3.50 to 1.00 beginning April 30, 2019 and to 3.25 to 1.00 beginning April 30, 2020.

At April 30, 2018, the Company’s Fixed Charge Coverage Ratio was 3.12, its Total Secured Debt to EBITDA Ratio was 1.87 and its Total Funded Debt to EBITDA Ratio was 3.25.

As of April 30, 2018, the Company’s obligations under the Credit Agreement were guaranteed by the Company’s subsidiaries and the obligations of the Company and its subsidiaries were secured by a pledge of substantially all of their respective personal property.

The Senior Notes

On February 12, 2018, the Company issued $350 million in aggregate principal amount of 4.875% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes will mature on March 15, 2026. Proceeds from the sale of the Senior Notes were used to refinance the RSI Notes, as discussed below, and to repay, in part, amounts outstanding under the Revolving Facility. Interest on the Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. The Senior Notes are, and will be, fully and unconditionally guaranteed by each of the Company’s current and future wholly-owned domestic subsidiaries that guarantee the Company’s obligations under the Credit Agreement. The indenture governing the Senior Notes restricts the ability of the Company and the Company’s “restricted subsidiaries” to, as applicable, (i) incur additional indebtedness or issue certain preferred shares, (ii) create liens, (iii) pay dividends, redeem or repurchase stock or make other distributions or restricted payments, (iv) make certain investments, (v) create restrictions on the ability of the “restricted subsidiaries” to pay dividends to the Company or make other intercompany transfers, (vi) transfer or sell assets, (vii) merge or consolidate with a third party and (viii) enter into certain transactions with affiliates of the Company, subject, in each case, to certain qualifications and exceptions as described in the indenture. As of April 30, 2108, the Company was in compliance with all covenants under the indenture governing the Senior Notes.

At April 30, 2018, the book value of the Senior Notes was $350 million and the fair value was $339 million, based on Level 2 inputs.  See Note O -- Fair Value Measurements for a discussion of Level 2 inputs.

The RSI Notes

On December 29, 2017, as a result of the closing of the RSI Acquisition, the Company assumed, through its acquisition of all of the equity interests of RSI, the RSI Notes. As of December 29, 2017, the RSI Notes had a fair value of $602.3 million.

The Company utilized the proceeds from the issuance of the Senior Notes and borrowings under the Delayed Draw Term Loan, together with cash on hand, to (A) fund (i) the redemption of $115 million in aggregate principal amount of the RSI Notes on February 26, 2018, (ii) the purchase of approximately $449.1 million in aggregate principal amount of the RSI Notes on February 12, 2018 pursuant to a tender offer that commenced on January 29, 2018 and (iii) the redemption of approximately $10.9 million in aggregate principal amount of the RSI Notes on February 28, 2018 pursuant to a make-whole call, and (B) repaid $30 million of the amount borrowed under the Revolving Facility in connection with the closing of the RSI Acquisition. As a result of these redemptions and the tender offer, none of the RSI Notes remain outstanding.

Other RSI Debt

On December 29, 2017, the Company also assumed, through its acquisition of all of the equity interests of RSI, $2.8 million of subordinated promissory notes payable to certain current and former RSI employees. The promissory notes each have a term of 5 years, bear interest at rates ranging from 1.01% to 2.12% per annum, may be prepaid by RSI at any time without penalty and are due in annual installments of principal and interest on their respective anniversary dates. The notes were issued in exchange for the cancellation of vested stock options of RSI either upon the termination of the applicable employee or immediately prior to the expiration of such options. During the fourth fiscal quarter of fiscal 2018 these notes were repaid in full.

Economic Development Loans

In 2005, the Company entered into two separate loan agreements with the Maryland Economic Development Corporation and the County Commissioners of Allegany County as part of the Company’s capital investment and operations at the Allegany County, Maryland site.  These loan agreements were amended in 2013 and 2008.  The aggregate balance of these loan agreements was $2.2 million as of April 30, 2018 and 2017.  The loan agreements expire at December 31, 2018 and bear interest at a fixed rate of 3% per annum.  These loan agreements are secured by mortgages on the manufacturing facility constructed in Allegany County, Maryland.  These loan agreements defer principal and interest during the term of the obligation and forgive any outstanding balance at December 31, 2018, if the Company complies with certain employment levels at the facility.

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

Capital Lease Obligations

From 2014 through 2018, the Company entered into a total of 12 capitalized lease agreements in the aggregate amount of $2.0 million with First American Financial Bancorp related to financing computer equipment.  Each lease has a term of 48 months and an interest rate between 3.5% and 6.5%.  The leases require quarterly rental payments.  The aggregate outstanding amount under all of these leases as of April 30, 2018 and 2017 was $0.9 million and $1.4 million, respectively.

From 2014 through 2018, the Company entered into a total of 19 capitalized lease agreements in the aggregate amount of $3.2 million with e-Plus Group related to financing computer equipment.  There are 15 leases with a term of 51 months and 4 leases with a term of 36 months. All leases have an interest rate between 3.5% and 6.5%.  The leases require monthly rental payments.  The aggregate outstanding amount under all of these leases as of April 30, 2018 and 2017 was $2.2 million and $1.0 million, respectively.

In 2004, the Company entered into a lease agreement with the West Virginia Economic Development Authority as part of the Company’s capital investment and operations at the South Branch plant located in Hardy County, West Virginia. This capital lease agreement is a $10 million term obligation, which expires June 30, 2024, bearing interest at a fixed rate of 2% per annum. The lease requires monthly rental payments.  The outstanding amounts owed as of April 30, 2018 and 2017 were $3.8 million and $4.4 million, respectively.
Other Long-term Debt

On January 25, 2016 the Company entered into a New Markets Tax Credit ("NMTC") financing agreement, pursuant to section 45D of the Internal Revenue Code of 1986, as amended, and Kentucky Revised Statutes Sections 141.432 through 141.434, to take advantage of a tax credit related to working capital and capital improvements at its Monticello, Kentucky facility. This financing agreement was structured with unrelated third party financial institutions (the "Investors"), their wholly-owned investment funds ("Investment Funds") and their wholly-owned community development entities ("CDEs") in connection with our participation in qualified transactions under the NMTC program. In exchange for substantially all of the benefits derived from the tax credits, the Investors made a contribution of $2.3 million, net of syndication fees, to the project. Upon closing the transaction, a wholly owned subsidiary of the Company provided a $4.3 million loan receivable to the Investment Funds, which is included in other long term assets in the accompanying consolidated balance sheets. The Company also entered into loan agreements aggregating $6.6 million payable to the CDEs sponsoring the project. The loans have a term of 30 years with an aggregate interest rate of approximately 1.2%. As of April 30, 2018 and 2017, the Company had drawn $6.7 million and $5.9 million, respectively, of the loan proceeds, which is included in long-term debt in the accompanying consolidated balance sheets. The NMTC is subject to recapture for a period of seven years, the compliance period. During the compliance period, the Company is required to comply with various regulations and contractual provisions that apply to the NMTC arrangement.  We do not anticipate any credit recaptures will be required in connection with this arrangement. This transaction also includes a put/call feature which becomes enforceable at the end of the compliance period whereby we may be obligated or entitled to repurchase the Investors’ interest in the Investment Funds. The value attributable to the put/call is nominal. Direct costs of $0.3 million incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans (30 years).

Certain of the Company's loan agreements limit the amount and type of indebtedness the Company can incur and require the Company to maintain specified financial ratios measured on a quarterly basis. In addition to the assets previously discussed, certain of the Company’s property, plant and equipment are pledged as collateral under certain loan agreements and the capital lease arrangements. The Company was in compliance with all covenants contained in its loan agreements and capital leases at April 30, 2018.

Principle Payments Subsequent to Year End

Since year-end, $40 million has been paid toward the principle of the Credit Facilities.

Note H -- Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

	FISCAL YEARS ENDED APRIL 30
(in thousands, except per share amounts)	2018	2017	2016
Numerator used in basic and diluted earnings per common share:
Net income	$63,141	$71,199	$58,723
Denominator:
Denominator for basic earnings per common share -
weighted-average shares	16,631	16,259	16,256
Effect of dilutive securities:
Stock options and restricted stock units	114	139	186
Denominator for diluted earnings per common share -
weighted-average shares and assumed conversions	16,745	16,398	16,442
Net earnings per share
Basic	$3.80	$4.38	$3.61
Diluted	$3.77	$4.34	$3.57

There were no potentially dilutive securities for the fiscal years ended April 30, 2018, 2017 and 2016, which were excluded from the calculation of net earnings per share.

Note I – Stock-Based Compensation

The Company has two types of stock-based compensation awards in effect for its employees and directors. The Company has issued stock options since 1986 and restricted stock units ("RSUs") since fiscal 2010. Total compensation expense related to stock-based awards for the fiscal years ended April 30, 2018, 2017 and 2016 was $3.1 million, $3.5 million and $3.6 million, respectively.  The Company recognizes stock-based compensation costs net of an estimated forfeiture rate for those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company estimates the forfeiture rates based upon its historical experience.

Stock Incentive Plans

At April 30, 2018, the Company had stock option and RSU awards outstanding under three different plans: (1) second amended and restated 2004 stock incentive plan for employees; (2) 2006 non-employee directors equity ownership plan; and (3) 2015 non-employee directors equity ownership plan.  As of April 30, 2018, there were 841,504 shares of common stock available for future stock-based compensation awards under the Company’s stock incentive plans.

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

The Company did not grant stock options during the fiscal years ended April 30, 2018 and 2017.

FISCAL YEAR ENDED APRIL 30
2016
Weighted-average fair value of grants	$18.59
Expected volatility	29.8%
Expected term in years	5.8
Risk-free interest rate	2.16%
Expected dividend yield	0.0%

Stock Option Activity

Stock options granted and outstanding under each of the Company’s plans vest evenly over a three-year period and have contractual terms of ten years. The exercise price of all stock options granted is equal to the fair market value of the Company’s common stock on the option grant date.

The following table presents a summary of the Company’s stock option activity for the fiscal years ended April 30, 2018, 2017 and 2016 (remaining contractual term in years and exercise prices are weighted-averages):

	NUMBER OF OPTIONS	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding at April 30, 2015	398,075	5.0	$28.46	$8,851

Granted	30,700	9.1	57.11	—
Exercised	(287,975)	—	27.99	11,089
Cancelled or expired	(14,167)	—	40.43	—
Outstanding at April 30, 2016	126,633	5.8	$35.15	$4,773

Granted	—	—	—	—
Exercised	(71,715)	—	33.00	2,597
Cancelled or expired	—	—	—	—
Outstanding at April 30, 2017	54,918	5.6	$37.95	$2,963

Granted	—	—	—	—
Exercised	(36,950)	—	34.90	1,748
Cancelled or expired	—	—	—	—
Outstanding at April 30, 2018	17,968	4.5	$44.23	$682

Vested and expected to vest in the future at April 30, 2018	17,968	4.5	$44.23	$682
Exercisable at April 30, 2018	9,266	2.1	$32.14	$464

The aggregate intrinsic value in the previous table of the outstanding options on April 30, 2018 represents the total pre-tax intrinsic value (the excess, if any, of the Company’s closing stock price on the last trading day of fiscal 2018 over the exercise price, multiplied by the number of in-the-money options) of the shares of the Company’s common stock that would have been received by the option holders had all option holders exercised their options on April 30, 2018. This amount changes based upon the fair market value of the Company’s common stock.  The total fair value of options vested for the fiscal years ended April 30, 2018, 2017 and 2016 was $0.3 million, $0.6 million and $0.7 million, respectively.

Cash received from option exercises for the fiscal years ended April 30, 2018, 2017 and 2016, was an aggregate of $1.3 million, $2.4 million and $8.1 million, respectively.  The actual tax benefit realized for the tax deduction from option exercises of stock option awards totaled $0.0 million, $1.0 million and $4.3 million for the fiscal years ended April 30, 2018, 2017 and 2016, respectively.

The following table summarizes information about stock options outstanding at April 30, 2018 (remaining lives in years and exercise prices are weighted-averages):

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
OPTION PRICE		REMAINING	EXERCISE		EXERCISE
PER SHARE	OPTIONS	LIFE	PRICE	OPTIONS	PRICE
$22.77-$23.96	6,800	0.2	$23.09	6,800	$23.09
$57.11	11,168	7.1	$57.11	2,466	57.11
	17,968			9,266

Restricted Stock Unit Activity:

The Company’s RSUs granted to employees cliff-vest over a three-year period from date of grant, while RSUs granted to non-employee directors vest daily over a two-year period from date of grant.  Directors were granted service-based RSUs only, while employees were awarded both service-based and performance-based RSUs ("PBRSUs") in fiscal years 2018, 2017 and 2016.  The PBRSUs granted in fiscal 2018 and 2017 are earned based on achievement of a number of goals pertaining to the Company’s financial performance during three one-year performance periods and the achievement of certain cultural goals for the three-year period. Employees who satisfy the vesting criteria will receive a proportional amount of PBRSUs based upon the Compensation Committee’s assessment of the Company’s achievement of the performance criteria.

The following table contains a summary of the Company’s RSU activity for the fiscal years ended April 30, 2018, 2017 and 2016:

	PERFORMANCE-BASED RSUs	SERVICE-BASED RSUs	TOTAL RSUs	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Issued and outstanding, April 30, 2015	210,944	103,850	314,794	$27.15

Granted	48,201	22,349	70,550	$57.83
Cancelled due to non-achievement of performance goals	(19,657)	—	(19,657)	$29.92
Settled in common stock	(89,665)	(46,950)	(136,615)	$19.57
Forfeited	(9,056)	(3,537)	(12,593)	$40.99
Issued and outstanding, April 30, 2016	140,767	75,712	216,479	$40.88

Granted	36,058	25,322	61,380	$66.58
Cancelled due to non-achievement of performance goals	(4,270)	—	(4,270)	$64.55
Settled in common stock	(45,509)	(32,300)	(77,809)	$37.09
Forfeited	(1,979)	(1,280)	(3,259)	$49.40
Issued and outstanding, April 30, 2017	125,067	67,454	192,521	$50.09

Granted	33,080	22,250	55,330	$95.62
Cancelled due to non-achievement of performance goals	—	—	—	—
Settled in common stock	(51,191)	(28,447)	(79,638)	$32.96
Forfeited	(9,305)	(6,198)	(15,503)	$71.91
Issued and outstanding, April 30, 2018	97,651	55,059	152,710	$73.34

As of April 30, 2018, there was $4.9 million of total unrecognized compensation expense related to unvested RSUs granted under the Company’s stock-based compensation plans.  This expense is expected to be recognized over a weighted-average period of 1.6 years.

For the fiscal years ended April 30, 2018, 2017 and 2016 stock-based compensation expense was allocated as follows:

(in thousands)	2018	2017	2016
Cost of sales and distribution	$667	$665	$608
Selling and marketing expenses	756	1,066	1,079
General and administrative expenses	1,674	1,738	1,922
Stock-based compensation expense, before income taxes	$3,097	$3,469	$3,609

Restricted Stock Tracking Units:

During fiscal 2018, the Board of Directors of the Company approved grants of 4,496 cash-settled performance-based restricted stock tracking units ("RSTUs") and 2,519 cash-settled service-based RSTUs for more junior level employees who previously received RSU grants under the Company’s shareholder approved plan.  Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of a share of the Company’s common stock as of the payment date if applicable performance and cultural conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of a share of our common stock as of the payment date if they remain continuously employed with the Company until the units vest.  The RSTUs cliff-vest three years from the grant date.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value. The Company recognized expense of $0.4 million, $0.8 million and $0.8 million related to RSTUs for the fiscal years ended April 30, 2018, 2017 and 2016, respectively. A liability for payment of the RSTUs is included in the Company's balance sheets in the amount of $1.0 million and $1.5 million as of April 30, 2018 and 2017, respectively.

Note J – Employee Benefit and Retirement Plans

Retirement Savings Plans

American Woodmark

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

Discretionary profit-sharing contributions ranging from 0-5% of net income, based on predetermined net income levels of the Company, may be made annually in the form of Company stock. The Company recognized expenses for profit-sharing contributions of $3.7 million, $3.6 million and $2.9 million in fiscal years 2018, 2017 and 2016, respectively.

The Company matches 100% of an employee’s annual 401(k) contributions to the plan up to 4% of annual compensation.

RSI

The Company has a defined-contribution 401(k) profit sharing plan (“401(k) plan”) for all non-union employees. Employees are eligible to contribute to the 401(k) plan 60 days after starting employment. Under the 401(k) plan, employees may contribute up to 60 percent of their compensation, subject to an annual contribution limit prescribed by the Internal Revenue Service. The Company has elected to make safe harbor matching contributions of up to four percent of each participant’s eligible compensation. The Company’s safe harbor contributions vest immediately.

The expense for 401(k) matching contributions for both plans was $8.0 million, $7.2 million and $6.6 million, in fiscal years 2018, 2017 and 2016, respectively.

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

Included in accumulated other comprehensive loss at April 30, 2018 is $66.1 million ($49.1 million net of tax) related to net unrecognized actuarial losses that have not yet been recognized in net periodic pension benefit costs. The Company expects to recognize $1.6 million ($1.2 million net of tax) in net actuarial losses in net periodic pension benefit costs during fiscal 2019.   The Company uses an April 30 measurement date for its benefit plans.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s non-contributory defined benefit pension plans as of April 30:

	APRIL 30
(in thousands)	2018	2017
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$165,173	$174,096
Interest cost	5,727	5,772

	APRIL 30
(in thousands)	2018	2017
CHANGE IN PROJECTED BENEFIT OBLIGATION
Actuarial gains	(2,596)	(4,672)
Benefits paid	(4,881)	(10,023)
Projected benefit obligation at end of year	$163,423	$165,173

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$137,141	$106,965
Actual return on plan assets	4,884	12,895
Company contributions	19,319	27,304
Benefits paid	(4,881)	(10,023)
Fair value of plan assets at end of year	$156,463	$137,141

Funded status of the plans	$(6,960)	$(28,032)

The accumulated benefit obligation for both pension plans was $163.4 million and $165.2 million at April 30, 2018 and 2017, respectively.

	APRIL 30
(in thousands)	2018	2017	2016

COMPONENTS OF NET PERIODIC PENSION BENEFIT COST
Interest cost	$5,727	$5,772	$7,014
Expected return on plan assets	(8,936)	(8,079)	(8,142)
Recognized net actuarial loss	1,601	1,771	1,412
Pension benefit cost	$(1,608)	$(536)	$284

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

Actuarial Assumptions:  The discount rate at April 30 was used to measure the year-end benefit obligations and the earnings effects for the subsequent year. Actuarial assumptions used to determine benefit obligations and earnings effects for the pension plans follow:

	FISCAL YEARS ENDED APRIL 30
	2018	2017

WEIGHTED-AVERAGE ASSUMPTIONS TO DETERMINE BENEFIT OBLIGATIONS
Discount rate	4.18%	4.12%

	FISCAL YEARS ENDED APRIL 30
	2018	2017	2016

WEIGHTED-AVERAGE ASSUMPTIONS TO DETERMINE NET PERIODIC PENSION BENEFIT COST
Discount rate	4.12%	4.06%	4.19%
Expected return on plan assets	6.5%	7.5%	7.5%

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

The Company expects to contribute $2.3 million to its pension plans in fiscal 2019.  The Company made contributions of $19.3 million and $27.3 million to its pension plans in fiscal 2018 and 2017, respectively.

Estimated Future Benefit Payments: The following benefit payments are expected to be paid:

FISCAL YEAR	BENEFIT PAYMENTS (in thousands)

2019	$6,251
2020	6,625
2021	7,037
2022	7,395
2023	7,768
Years 2024-2028	43,988

Plan Assets:  Pension assets by major category and the type of fair value measurement as of April 30, 2018 and 2017 are presented in the following tables:

FAIR VALUE MEASUREMENTS AT APRIL 30, 2018

(in thousands)	TOTAL	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Cash Equivalents	$448	$448	—	—
Equity Funds:
US Equity	37,421	37,421	—	—
International Equity	25,135	25,135	—
Fixed Income Funds:
Investment Grade Fixed Income	93,459	93,459	—	—
Total plan assets	$156,463	$156,463	—	—

FAIR VALUE MEASUREMENTS AT APRIL 30, 2017
FAIR VALUE MEASUREMENTS AT	FAIR VALUE MEASUREMENTS AT	FAIR VALUE MEASUREMENTS AT	FAIR VALUE MEASUREMENTS AT	FAIR VALUE MEASUREMENTS AT	FAIR VALUE MEASUREMENTS AT	FAIR VALUE MEASUREMENTS AT	FAIR VALUE MEASUREMENTS AT
(in thousands)	TOTAL		QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)		SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)		SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Cash Equivalents	$295		$295		—		—
Equity Funds:
Mutual Fund Equity	78,335		78,335		—		—
Fixed Income Funds:
Mutual Fund Tax Income	45,290		45,290		—		—
Plan assets at fair value	123,920		$123,920		—		—

Common Collective Funds:
Capital Preservation Fund[1]	13,221
Total plan assets	$137,141

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

The Company’s pension plans’ weighted-average asset allocations at April 30, 2018 and 2017, by asset category, were as follows:

PLAN ASSET ALLOCATION
	2018	2018	2017
APRIL 30	TARGET	ACTUAL	ACTUAL

Equity Funds	40.0%	40.0%	57.0%
Fixed Income Funds	60.0%	60.0%	43.0%
Total	100.0%	100.0%	100.0%

Within the broad categories outlined in the preceding table, the Company has the following specific allocations as a percentage of total funds invested: 60% Bond and 40% Equity.

Note K -- Income Taxes

Comprehensive tax legislation enacted through the Tax Act on December 22, 2017, significantly modified U.S. corporate income tax law. In addition to the law's corporate income tax rate reduction, several other provisions are pertinent to the Company's financial statements and related disclosures for the year ended April 30, 2018 or will have an impact on taxes in future years.

The Company recognized the income tax effects of the 2017 Tax Act in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”) which provides SEC guidance on the application of ASC 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. Accordingly, the Company’s financial statements as of January 31, 2018 reflected provisional amounts for those impacts for which the accounting under ASC 740 was incomplete, but a reasonable estimate could be determined. For items under the Tax act for which no reasonable estimate could be determined at the time, the Company continued to apply the tax law in effect prior to the enactment of the Tax Act. As of April 30, 2018, the Company is still in the process of completing the accounting for the impact of the Tax Act.

We recorded a provisional expense of $1.6 million related to the re-valuation of U.S. deferred taxes as of January 31, 2018. During the three months ending April 30, 2018, we have further refined the calculation of the impact to reflect actual full-year activity and adjusted the provisional expense to $1.0 million. The Company may further adjust these amounts in future periods if our interpretation of the Tax Act changes or as additional guidance from the U.S. Treasury becomes available.

We had not recorded an estimate of the impact of the Tax Act on the existing deferred tax assets related to executive compensation as of January 31, 2018 as no reasonable estimate could be made at the time. During the three months ending April 30, 2018, we have determined that a reasonable estimate of the impact is a reduction in deferred tax asset and a related expense of $0.1 million. This estimate is provisional and the Company may further adjust these amounts in future periods if our interpretation of the Tax Act changes or as additional guidance from the U.S. Treasury becomes available.

Income tax expense was comprised of the following:

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2018	2017	2016

CURRENT EXPENSE
Federal	$8,668	$23,638	$18,239
State	1,290	4,189	3,195
Foreign	257	—	—
Total current expense	10,215	27,827	21,434

DEFERRED EXPENSE
Federal	17,833	8,607	10,179
State	3,642	1,292	1,450
Foreign	(71)	—	—
Total deferred expense	21,404	9,899	11,629
Total expense	31,619	37,726	33,063
Other comprehensive income (loss)	50	4,391	(4,110)
Total comprehensive income tax expense	$31,669	$42,117	$28,953

The Company's effective income tax rate varied from the federal statutory rate as follows:

	FISCAL YEARS ENDED APRIL 30
	2018	2017	2016
Federal statutory rate	30.4%	35.0%	35.0%
Effect of:
Federal income tax credits	(0.5)%	(0.2)%	—%
Acquisition and integration costs	1.2	—	—
Stock compensation	(2.4)	(1.3)	—
Meals and entertainment	0.3	0.3	0.3
Effect of Tax Act	1.2	—	—
Domestic production deduction	(0.8)	(2.2)	(2.5)
Other	0.4	(0.3)	(0.1)
Total	(0.6)%	(3.7)%	(2.3)%

Effective federal income tax rate	29.8%	31.3%	32.7%
State income taxes, net of federal tax effect	3.6	3.3	3.3
Effective income tax rate	33.4%	34.6%	36.0%

Note that the Company's federal statutory rate for 2018 is calculated by using a blended rate comprising of the pre-Tax Act 35% federal statutory rate from May 1, 2017 through December 31, 2017 and 21% for the period from January 1, 2018 through April 30, 2018.

Due to the adoption of ASU 2016-09 in fiscal year 2017, excess tax benefits of stock compensation were recorded in tax expense while in previous years excess benefits were recorded in additional paid-in-capital and therefore, did not impact the effective tax rate.

The significant components of deferred tax assets and liabilities were as follows:

	APRIL 30
(in thousands)	2018	2017
Deferred tax assets:
Pension benefits	$—	$8,852
Accounts receivable	4,772	6,938
Product liability	2,180	1,272
Employee benefits	6,513	7,914
State tax credit carryforwards	3,937	4,083
Other	2,865	862
Gross deferred tax assets, before valuation allowance	20,267	29,921
Valuation allowance	(2,467)	(2,446)
Gross deferred tax assets, after valuation allowance	17,800	27,475

Deferred tax liabilities:
Pension benefits	1,035	—
Inventory	240	297
Depreciation	21,076	9,131
Intangibles	65,294	—
Other	986	—
	88,631	9,428

Net deferred tax (liability) asset	$(70,831)	$18,047

We have not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings that are indefinitely reinvested in foreign operations are not significant as of April 30, 2018.

The Company has recorded a valuation allowance related to deferred tax assets for certain state investment tax credit (ITC) carryforwards. Deferred tax assets are reduced by a valuation allowance when, after considering all positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In fiscal 2018, the Company reassessed the valuation allowance related to ITCs and released $21 thousand of the valuation allowance recorded in fiscal 2016.

The gross amount of state tax credit carryforwards related to state ITCs as of April 30, 2018 and 2017 was $5.2 million and $6.1 million. These credits expire in various years beginning in fiscal 2020. Net of the federal impact and related valuation allowance, the Company recorded $1.5 million and $1.6 million of deferred tax assets related to these credits, as of April 30, 2018 and 2017. The Company accounts for ITCs under the deferral method, under which the tax benefit from the ITC is deferred and amortized into income tax expense over the book life of the related property. As of April 30, 2018 and 2017, a deferred credit balance of $1.3 million and $1.5 million, respectively, is included in other liabilities on the balance sheet.

Note L -- Accounting for Uncertainty in Income Taxes

The Company accounts for its income tax uncertainties in accordance with ASC Topic 740, “Income Taxes.”

The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

	April 30
(in thousands)	2018	2017
Change in Unrecognized Tax Benefits
Balance at beginning of year	$28	$30
Reductions for tax positions of prior years	—	(2)
Acquisitions, divestures, and other	900	—
Balance at end of year	$928	$28

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company has accrued a liability when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with accounting standards. As of April 30, 2018, Federal tax years 2014 through 2017 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. The Company is currently not under federal audit. If the liability for uncertain tax positions is released the entire amount would impact the Company’s effective tax rate.

Note M -- Commitments and Contingencies

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible is not material as of April 30, 2018.

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

The following is a reconciliation of the Company’s warranty liability:

	APRIL 30
(in thousands)	2018	2017
PRODUCT WARRANTY RESERVE
Beginning balance	$3,262	$2,926
Acquisition	119	—
Accrual for warranties	21,374	18,552
Settlements	(20,710)	(18,216)
Ending balance at fiscal year end	$4,045	$3,262

Lease Agreements

The Company leases certain office buildings, manufacturing buildings, service centers and equipment. Total rental expenses under operating leases amounted to approximately $17.0 million, $10.9 million and $9.8 million, in fiscal years 2018, 2017 and 2016, respectively. Minimum rental commitments as of April 30, 2018, under noncancellable leases with terms in excess of one year are as follows:

FISCAL YEAR	OPERATING (in thousands)	CAPITAL (in thousands)
2019	$15,536	$2,138
2020	15,416	1,889
2021	14,132	1,422
2022	9,321	750
2023	7,410	662
2024 (and thereafter)	32,026	828
	$93,841	$7,689
Less amounts representing interest (2% - 6.5%)		(444)
Total obligations under capital leases		$7,245

Related Parties

During fiscal 1985, prior to becoming a publicly held corporation, the Company entered into an agreement with a partnership which includes certain former executive officers and current significant shareholders of the Company to lease the Company’s headquarters building which was constructed and is owned by the partnership. The Company has subsequently renewed this lease in accordance with Company policy and procedures which includes approval by the Board of Directors. In considering the renewal of this lease, the Company assessed the lease terms in relation to market terms for comparable properties. Based upon this review, the Company believes that the rent under the lease was in line with market rates that could be obtained at arm’s length from unaffiliated third parties. In April 2017, the Company gave notice that it would be terminating the lease on May 31, 2018 and the lease was terminated on that date. Under this agreement, rental expense was $0.5 million, $0.5 million and $0.5 million, in fiscal years 2018, 2017 and 2016, respectively. As of April 30, 2018 rent due during the remaining term of the lease is approximately $43 thousand (included in the preceding table).

Note N -- Credit Concentration

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

At April 30, 2018, the Company's two largest customers, Customers A and B, represented 30.8% and 25.5% of the Company's gross customer receivables, respectively. At April 30, 2017, Customers A and B represented 8.2% and 20.7% of the Company’s gross customer receivables, respectively.

The following table summarizes the percentage of sales to the Company's two largest customers for the last three fiscal years:

	PERCENT OF ANNUAL GROSS SALES
	2018	2017	2016
Customer A	25.4%	20.7%	23.9%
Customer B	16.4%	16.5%	17.2%

Note O -- Fair Value Measurements

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

The fair value measurement of assets held by the Company’s defined benefit pension plans is discussed in Note J.

The Company's financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable and short--term debt on the Consolidated Balance Sheets approximate their fair value due to the short maturities of these items. The following table summarizes the fair value of assets that are recorded in the Company’s consolidated financial statements as of April 30, 2018 and 2017 at fair value on a recurring basis:

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2018
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS:
Certificates of deposit	$9,500	$—	$—
Mutual funds	1,057	—	—
Total assets at fair value	$10,557	$—	$—

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2017
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS:
Money market funds	$50,146	$—	$—
Mutual funds	1,038	—	—
Certificates of deposit	72,250	—	—
Total assets at fair value	$123,434	$—	$—

Note P -- Quarterly Financial Data (Unaudited)

FISCAL 2018	07/31/17	10/31/17	01/31/18	04/30/18
(in thousands, except per share amounts)
Net sales	$276,827	$274,769	$292,791	$405,887
Gross profit	58,494	57,335	50,379	89,195
Income before income taxes	31,372	31,463	3,764	28,161
Net income	22,281	19,755	1,996	19,109
Earnings per share
Basic	$1.37	$1.22	$0.12	$1.09
Diluted	$1.36	$1.21	$0.12	$1.08

FISCAL 2017	07/31/16	10/31/16	01/31/17	04/30/17
(in thousands, except per share amounts)
Net sales	$258,150	$264,076	$249,285	$258,737
Gross profit	59,317	56,152	51,596	57,571
Income before income taxes	31,960	28,430	21,773	26,762
Net income	21,661	17,637	14,553	17,348
Earnings per share
Basic	$1.33	$1.08	$0.90	$1.07
Diluted	$1.32	$1.07	$0.89	$1.06

Note Q -- Subsequent Events

On June 1, 2018, the Company implemented a reduction in force of approximately 69 employees nationwide.  Severance and outplacement charges relating to the reduction in force will total approximately $2.5 million and is expected to be completed during fiscal 2019.

In May 2018, the Company entered into 12 foreign currency contracts maturing from May 2018 to April 2019 to purchase
405.7 million Mexican pesos at exchange rates ranging from 19.51 to 20.47 Mexican pesos to the U.S. dollar. The Company does not expect to apply hedge accounting for these contracts.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
American Woodmark Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Woodmark Corporation and subsidiaries (the Company) as of April 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2018, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 29, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.
McLean, Virginia
June 29, 2018

Management's Annual Report on Internal Control over Financial Reporting

Management has responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2018. In making its assessment, Management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Management concluded that based on its assessment, American Woodmark Corporation’s internal control over financial reporting was effective as of April 30, 2018. Pursuant to the Securities and Exchange Commission's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal control over financial reporting does not include internal control over financial reporting related to RSI Home Products, Inc. (RSI). RSI constituted approximately 15% of total assets and approximately 14% of total revenue included in the consolidated financial statements of the Company as of and for the year ended April 30, 2018. The Company’s internal control over financial reporting as of April 30, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in this Annual Report on Form 10-K.

/s/ S. CARY DUNSTON

S. Cary Dunston
Chairman and Chief Executive Officer

/s/ M. SCOTT CULBRETH

M. Scott Culbreth
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
American Woodmark Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited American Woodmark Corporation and subsidiaries’ (the Company) internal control over financial reporting as of April 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2018, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated June 29, 2018 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired RSI Home Products, Inc. (RSI) during the year ended April 30, 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2018, RSI’s internal control over financial reporting associated with approximately 15% of total assets and approximately 14% of total revenues included in the consolidated financial statements of the Company as of and for the year ended April 30, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of RSI.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
McLean, Virginia
June 29, 2018
Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Senior Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2018.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting.  Management has conducted an assessment of the Company’s internal control over financial reporting as of April 30, 2018.  Management’s report regarding that assessment is included with the Consolidated Financial Statements included in this report under Item 8, “Financial Statements and Supplementary Data,” and is incorporated in this Item by reference.

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

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K:

(1)the information concerning the Company’s directors is set forth under the caption “Item 1 - Election of Directors - Information Regarding Nominees” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on August 23, 2018 (“Proxy Statement”) and is incorporated in this Item by reference;

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

(5)the information concerning material changes, if any, in the procedures by which security holders may recommend nominees to the Company’s Board of Directors is set forth under the caption “Corporate Governance – Procedures for Shareholder Nominations of Directors” in the Proxy Statement and is incorporated in this Item by reference; and

(6)the information concerning the Audit Committee of the Company’s Board of Directors, including the members of the Audit Committee and the Board’s determination concerning whether certain members of the Audit Committee are “audit committee financial experts” as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the captions “Corporate

Governance – Board of Directors and Committees – Audit Committee” in the Proxy Statement and is incorporated in this Item by reference.

Item 11.        EXECUTIVE COMPENSATION

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K, the information set forth under the captions “Executive Compensation,” “Report of the Compensation Committee,” "Compensation Committee Interlocks and Insider Participation," "Company's Compensation Policies and Practices Relating to Risk Management" and "Non-Management Directors' Compensation" in the Proxy Statement is incorporated in this Item by reference.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K, the information set forth under the caption “Security Ownership” in the Proxy Statement is incorporated in this Item by reference.

Equity Compensation Plans

The following table summarizes information about the Company’s equity compensation plans as of April 30, 2018:

	Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	—	—	841,504
Options	17,968	$42.23	—
Performance-based restricted stock units	97,651	N/A (2)	—
Service-based restricted stock units	55,059	N/A (2)	—
Equity compensation plans not approved by security holders(3)	—	—	—
Total	170,678	$42.23	841,504

(1) At April 30, 2018, the Company had stock option and restricted stock unit awards outstanding under three different plans: Amended and Restated 2004 Stock Incentive Plan for Employees, 2006 Non-Employee Directors Equity Ownership Plan, and 2015 Non-Employee Directors Restricted Stock Unit Plan.

(2) Excludes exercise price for restricted stock units issued under the Amended and Restated 2004 Stock Incentive Plan for Employees, 2006  Non-Employee Directors Equity Ownership Plan and 2015 Non-Employee Directors Restricted Stock Unit Plan because they are converted into common stock on a one-for-one basis at no additional cost.

(3) The Company does not have equity compensation plans that have not been approved by the Company's security holders.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K, the information set forth under the captions “Certain Related Party Transactions,” and “Corporate Governance – Director Independence” in the Proxy Statement is incorporated in this Item by reference.

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
The following consolidated financial statements of American Woodmark Corporation are incorporated by reference to Item 8 of this report:
Consolidated Balance Sheets as of April 30, 2018 and 2017
Consolidated Statements of Income – for each year of the three-year period ended April 30, 2018.
Consolidated Statements of Comprehensive Income – for each year of the three-year period ended April 30, 2018.
Consolidated Statements of Shareholders’ Equity – for each year of the three-year period ended April 30, 2018.
Consolidated Statements of Cash Flows – for each year of the three-year period ended April 30, 2018.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.
Management’s Annual Report on Internal Control over Financial Reporting.
Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting.

(a)2.	Financial Statement Schedules
The following financial statement schedule is filed as a part of this Form 10-K:
Schedule II – Valuation of Qualifying Accounts for each year of the three-year period ended April 30, 2018.
Schedules other than the one listed above are omitted either because they are not required or are inapplicable.

(a)3.	Exhibits

2.1
Agreement and Plan of Merger, dated as of November 30, 2017, among RSI Home Products, Inc., American Woodmark Corporation, Alliance Merger Sub, Inc. and Ronald M. Simon, solely in his capacity as the Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K as filed on December 1, 2017; Commission File No. 000-14798)

3.1
Articles of Incorporation as amended effective August 12, 1987 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended January 31, 2003; Commission File No. 000-14798).

3.1(b)
Articles of Amendment to the Articles of Incorporation effective September 10, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed on August 31, 2004; Commission File No. 000-14798).

3.2	Bylaws - as amended and restated effective August 24, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed on May 26, 2017; Commission File No. 000-14798).

4.1	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2).

4.2(a)
Indenture, dated as of March 16, 2015, by and among RSI Home Products, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended January 31, 2018; Commission File No. 000-14798).

4.2(b)
Supplemental Indenture, dated as of December 15, 2017, among RSI Home Products, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarter ended January 31, 2018; Commission File No. 000-14798).

4.2(c)
Second Supplemental Indenture, dated as of February 9, 2018, among RSI Home Products, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.4 to the Registrant’s Form 10-Q for the quarter ended January 31, 2018; Commission File No. 000-14798).

4.3
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

10.1(m)
Commitment Letter, dated as of November 30, 2017, among American Woodmark Corporation, Wells Fargo Bank, National Association, and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on December 1, 2017; Commission File No. 000-14798).

10.1(n)
Credit Agreement, dated as of December 29, 2017, by and among American Woodmark Corporation, as Borrower, the Lenders referred to therein as Lenders and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuer Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on January 5, 2018; Commission File No. 000-14798).

10.1(o)
Collateral Agreement, dated as of December 29, 2017, by American Woodmark Corporation and certain of its subsidiaries, as Grantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K as filed on January 5, 2018; Commission File No. 000-14798).

10.1(p)
Joinder Agreement, dated as of February 12, 2018, by American Woodmark Corporation and each of its subsidiary named therein in favor of Wells Fargo Bank, National Association, as Administrative Agent, for the benefit of the Secured Parties (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended January 31, 2018; Commission File No. 000-14798).

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

10.7 (c)
Amendment to 2006 Non-Employee Directors Equity Ownership Plan, dated as of August 27, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended July 31, 2009; Commission File No. 000-14798).*

10.7(d)
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

10.8(e)	Employment Agreement for Mr. M. Scott Culbreth (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on August 27, 2014; Commission File No. 000-14798).*

10.8(f)	Employment Agreement for Mr. R. Perry Campbell (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K as filed on August 27, 2014; Commission File No. 000-14798).*

10.8(g)	Employment Agreement for Mr. S. Cary Dunston (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on August 31, 2015; Commission File No. 000-14798).*

10.8(h)	Letter of Understanding for Mr. Kent Guichard (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K as filed on August 31, 2015; Commission File No. 000-14798).*

10.8(i)	Employment Agreement for Mr. Robert Adams (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K as filed on August 31, 2015; Commission File No. 000-14798).*

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

10.11(a)
Form of Grant Letter used in connection with awards of service-based restricted stock units granted under the Company's 2016 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1(a) to the Registrant’s Form 10-Q for the quarter ended July 31, 2017; Commission File No. 000-14798).*

10.11(b)
Form of Grant Letter used in connection with awards of performance-based restricted stock units granted under the Company's 2016 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1(b) to the Registrant’s Form 10-Q for the quarter ended July 31, 2017; Commission File No. 000-14798).*

10.11(c)
Form of Grant Letter used in connection with awards of cultural-based restricted stock units granted under the Company's 2016 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1(c) to the Registrant’s Form 10-Q for the quarter ended July 31, 2017; Commission File No. 000-14798).*

10.12
Shareholders Agreement, dated as of November 30, 2017, by and among American Woodmark Corporation and the shareholders party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended January 31, 2018; Commission File No. 000-14798).

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

101
Interactive Data File for the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (Filed Herewith).

*Management contract or compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts

AMERICAN WOODMARK CORPORATION
(In Thousands)

Description (a)	Balance at Beginning of Year	Additions (Reductions) Charged to Cost and Expenses		Other	Deductions		Balance at End of Year

Year ended April 30, 2018:

Allowance for doubtful accounts	$148	$169		$78	$(136)	(b)	$259

Reserve for cash discounts	$979	$11,999	(c)	$584	$(11,935)	(d)	$1,627

Reserve for sales returns and allowances	$2,131	$11,318	(c)	$1,829	$(10,897)		$4,381

Year ended April 30, 2017:

Allowance for doubtful accounts	$171	$200		$—	$(223)	(b)	$148

Reserve for cash discounts	$827	$10,027	(c)	$—	$(9,875)	(d)	$979

Reserve for sales returns and allowances	$1,782	$7,962	(c)	$—	$(7,613)		$2,131

Year ended April 30, 2016:

Allowance for doubtful accounts	$173	$108		$—	$(110)	(b)	$171

Reserve for cash discounts	$746	$9,570	(c)	$—	$(9,489)	(d)	$827

Reserve for sales returns and allowances	$1,594	$7,833	(c)	$—	$(7,645)		$1,782

(a)	All reserves relate to accounts receivable.

(b)	Principally write-offs, net of collections.

(c)	Reduction of gross sales.

(d)	Cash discounts granted.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Woodmark Corporation
(Registrant)

June 29, 2018	/s/ S. CARY DUNSTON
S. Cary Dunston Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 29, 2018	/s/ S. CARY DUNSTON	June 29, 2018	/s/ M. SCOTT CULBRETH
	S. Cary Dunston Chairman and Chief Executive Officer (Principal Executive Officer) Director		M. Scott Culbreth Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

June 29, 2018	/s/ ANDREW B. COGAN	June 29, 2018	/s/ JAMES G. DAVIS, JR.
	Andrew B. Cogan Director		James G. Davis, Jr. Director

June 29, 2018	/s/ MARTHA M. HAYES	June 29, 2018	/s/ DANIEL T. HENDRIX
	Martha M. Hayes Director		Daniel T. Hendrix Director

June 29, 2018	/s/ CAROL B. MOERDYK	June 29, 2018	/s/ DAVID W. MOON
	Carol B. Moerdyk Director		David W. Moon Director

June 29, 2018	/s/ VANCE W. TANG
Vance W. Tang Director

In accordance with Securities and Exchange Commission requirements, the Company will furnish copies of all exhibits to its Form 10-K not contained herein upon receipt of a written request and payment of $0.10 per page to:

Mr. Kevin Dunnigan
Treasury Director
American Woodmark Corporation
P.O. Box 1980
Winchester, Virginia 22604-8090