Form 10-Q
period 2018-07-31
AMERICAN WOODMARK CORP
filed 2018-08-31
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 31, 2018

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-14798

American Woodmark Corporation
(Exact name of registrant as specified in its charter)

Virginia		54-1138147
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

561 Shady Elm Road, Winchester, Virginia		22602
(Address of principal executive offices)		(Zip Code)

(540) 665-9100
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes X     No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,”  “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
Emerging growth company	[ ]
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

As of August 29, 2018, 17,594,258 shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	July 31, 2018	April 30, 2018
ASSETS
Current assets
Cash and cash equivalents	$50,186	$78,410
Investments - certificates of deposit	7,250	8,000
Customer receivables, net	131,398	136,355
Inventories	113,547	104,801
Income taxes receivable	17,964	25,996
Prepaid expenses and other	10,023	10,805
Total current assets	330,368	364,367
Property, plant and equipment, net	216,300	218,102
Investments - certificates of deposit	500	1,500
Customer relationship intangibles, net	247,361	258,778
Trademarks, net	8,056	8,889
Goodwill	767,914	767,451
Promotional displays, net	12,980	12,189
Deferred income taxes	732	732
Other assets	12,802	13,337
TOTAL ASSETS	$1,597,013	$1,645,345
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$60,876	$71,096
Current maturities of long-term debt	4,264	4,143
Accrued compensation and related expenses	50,423	48,682
Accrued marketing expenses	19,429	19,289
Other accrued expenses	25,471	27,245
Total current liabilities	160,463	170,455
Long-term debt, less current maturities	747,381	809,897
Deferred income taxes	69,924	71,563
Defined benefit pension liabilities	5,002	6,960
Other long-term liabilities	4,336	4,805
Shareholders' equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at July 31, 2018: 17,588,378;
at April 30, 2018: 17,503,922	364,326	361,158
Retained earnings	294,343	269,576
Accumulated other comprehensive loss -
Defined benefit pension plans	(48,762)	(49,069)
Total shareholders' equity	609,907	581,665
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,597,013	$1,645,345
See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	July 31,
	2018	2017

Net sales	$428,962	$276,827
Cost of sales and distribution	333,226	218,469
Gross Profit	95,736	58,358

Selling and marketing expenses	22,938	18,198
General and administrative expenses	29,830	9,527
Restructuring charges, net	2,441	—
Operating Income	40,527	30,633

Interest expense (income), net	9,425	(517)
Other income	(1,437)	(222)
Income Before Income Taxes	32,539	31,372

Income tax expense	7,772	9,091

Net Income	$24,767	$22,281

Weighted Average Shares Outstanding
Basic	17,534,114	16,271,788
Diluted	17,618,943	16,355,045

Net earnings per share
Basic	$1.41	$1.37
Diluted	$1.41	$1.36

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2018	2017

Net income	$24,767	$22,281

Other comprehensive income, net of tax:
Change in pension benefits, net of deferred taxes of $(105) and $(156), for the three months ended July 31, 2018 and 2017, respectively	307	244

Total Comprehensive Income	$25,074	$22,525

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	LOSS	EQUITY
Balance, May 1, 2017	16,232,775	$168,835	$224,031	$(40,417)	$352,449

Net income	—	—	22,281	—	22,281
Other comprehensive income,
net of tax	—	—	—	244	244
Stock-based compensation	—	945	—	—	945
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	79,071	(1,490)	—	—	(1,490)
Stock repurchases	(56,700)	(479)	(5,083)	—	(5,562)
Employee benefit plan
contributions	36,264	3,554	—	—	3,554
Balance, July 31, 2017	16,291,410	$171,365	$241,229	$(40,173)	$372,421

Balance, May 1, 2018	17,503,922	$361,158	$269,576	$(49,069)	$581,665

Net income	—	—	24,767	—	24,767
Other comprehensive income,
net of tax	—	—	—	307	307
Stock-based compensation	—	786	—	—	786
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	43,048	(1,241)	—	—	(1,241)
Employee benefit plan
contributions	41,408	3,623	—	—	3,623
Balance, July 31, 2018	17,588,378	$364,326	$294,343	$(48,762)	$609,907

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$24,767	$22,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,018	5,536
Net loss on disposal of property, plant and equipment	354	32
Amortization of debt issuance costs	700	—
Unrealized gain on foreign exchange forward contracts	(794)	—
Gain on insurance recoveries	(580)	—
Stock-based compensation expense	786	945
Deferred income taxes	(1,744)	1,650
Pension contributions in excess of expense	(1,545)	(1,841)
Contributions of employer stock to employee benefit plan	3,623	3,554
Other non-cash items	(456)	(258)
Changes in operating assets and liabilities:
Customer receivables	4,758	406
Income taxes receivables	8,153	—
Inventories	(8,270)	(1,826)
Prepaid expenses and other assets	835	(1,260)
Accounts payable	(7,793)	(410)
Accrued compensation and related expenses	1,741	(7,556)
Income taxes payable	—	6,293
Marketing and other accrued expenses	5,384	(976)
Net cash provided by operating activities	52,937	26,570

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(9,309)	(10,643)
Proceeds from sales of property, plant and equipment	9	2
Proceeds from insurance recoveries	580	—
Acquisition of business, net of cash acquired	(7,182)	—
Purchases of certificates of deposit	—	(17,250)
Maturities of certificates of deposit	1,750	7,750
Investment in promotional displays	(2,254)	(1,037)
Net cash used by investing activities	(16,406)	(21,178)

FINANCING ACTIVITIES
Payments of long-term debt	(63,516)	(455)
Proceeds from long-term debt	—	734
Proceeds from issuance of common stock	500	1,257
Repurchase of common stock	—	(5,562)
Withholding of employee taxes related to stock-based compensation	(1,739)	(2,747)
Net cash used by financing activities	(64,755)	(6,773)

Net decrease in cash and cash equivalents	(28,224)	(1,381)

Cash and cash equivalents, beginning of period	78,410	176,978

Cash and cash equivalents, end of period	$50,186	$175,597

Supplemental cash flow information:
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable at period end	$2,052	$—

Cash paid during the period for:
Interest	$4,756	$93
Income taxes	$1,623	$1,123

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2019.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2018 filed with the U.S. Securities and Exchange Commission (“SEC”).

On December 29, 2017, we completed the acquisition of RSI, a leading manufacturer of kitchen and bath cabinetry and home organization products. For the three-month period ended July 31, 2018, the consolidated results include three months of RSI activity and in the prior year quarter ended July 31, 2017, no RSI activity is included.

Goodwill and Intangible Assets: Goodwill represents the excess of purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In accordance with accounting standards, when evaluating goodwill, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. There were no impairment charges related to goodwill for the three-month periods ended July 31, 2018 and 2017.

Intangible assets consist of customer relationship intangibles and trademarks. The Company amortizes the cost of intangible assets over their estimated useful lives, which range from 3 to 6 years, unless such lives are deemed indefinite. There were no impairment charges related to intangible assets for the three-month periods ended July 31, 2018 and 2017.

Foreign Exchange Forward Contracts: In the normal course of business, the Company is subject to risk from adverse fluctuations in foreign exchange rates. The Company manages these risks through the use of foreign exchange forward contracts. The Company recognizes its outstanding forward contracts in the consolidated balance sheets at their fair values. The Company does not designate the forward contracts as accounting hedges. The changes in the fair value of the forward contracts are recorded in other income in the consolidated statements of income.

At July 31, 2018, the Company held forward contracts maturing from August 2018 to April 2019 to purchase 309.4 million Mexican pesos at exchange rates ranging from 19.72 to 20.47 Mexican pesos to one U.S. dollar. An asset of $0.8 million is recorded in prepaid expenses and other assets on the consolidated balance sheets.

Reclassifications:  Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Note B--New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” ASU 2014-09 supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." ASU 2015-14 defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period. The Company adopted ASU 2014-09 as of May 1, 2018 and for periods thereafter using the modified retrospective approach, which was applied to all contracts not completed as of May 1, 2018. The cumulative effect of adopting the new revenue standard was not material. The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of this standard did not have a material impact on the quarter ended July 31, 2018 and the Company does not expect it to have a material impact on revenue or net income on an ongoing basis. See Note O, “Revenue Recognition,” for further information.

In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a “right-of-use” asset and lease liability but recognize related expenses in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. In January 2018, the FASB issued ASU 2018-01, which clarifies the application of the new leases guidance to land easements. In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11, which clarify certain guidance included in ASU 2016-02 and introduces a new optional transition method. The standard is effective for annual periods beginning after December 15, 2018. The Company is evaluating its lease portfolio to assess the impact on its financial statements as well as on its accounting processes, internal controls and disclosures. The Company has not yet determined the impact of adopting the standard.

In March 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." ASU 2017-07 requires an employer to disaggregate the service cost component from the other components of net benefit (income) cost. The other components of net benefit (income) cost are required to be presented in the income statement separately from the service cost component and outside of operating income. The amendments also allow only the service cost component of net benefit (income) cost to be eligible for capitalization. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied (1) retrospectively for the presentation of the service cost component and the other components of net periodic pension (income) cost and net periodic postretirement benefit (income) cost on the income statement, and (2) prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension (income) cost and net periodic postretirement benefit (income) cost in assets. The Company adopted ASU 2017-07 as of May 1, 2018 and for periods thereafter using the retrospective approach. The adoption of this standard resulted in immaterial reclassifications from operating income in prior periods. The Company does not expect the adoption of this standard to have a material effect on our financial statements on an ongoing basis.

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

Preliminary Allocation of Purchase Price to Assets Acquired and Liabilities Assumed

As consideration for the RSI Acquisition, American Woodmark paid total accounting consideration of $554.2 million including (i) cash consideration of $364.4 million, net of cash acquired, and (ii) 1,457,568 newly issued shares of American Woodmark common stock valued at $189.8 million based on $130.25 per share, which was the closing stock price on the Acquisition Date. The consideration paid was subject to a working capital adjustment by which the consideration was adjusted as the amount of working capital delivered at the Acquisition Date was less than a target amount. The working capital adjustment has been finalized and the accounting consideration reflects any adjustment to the estimated working capital reflected in the consideration paid at the Acquisition Date.

The Company accounted for the RSI Acquisition as a business combination, which requires the Company to record the assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of net assets acquired is recorded as goodwill. The Company has obtained the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the Acquisition Date. The amounts recorded for certain assets and liabilities are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the Acquisition Date. The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the Acquisition Date as permitted under GAAP. The final values may also result in changes to depreciation and amortization expense related to certain assets such as buildings, equipment and intangible assets. Any potential adjustments made are not expected to be material in relation to the preliminary values presented in the table below.

The following table summarizes the allocation of the preliminary purchase price as of the Acquisition Date, which is based on the accounting consideration of $554.2 million, to the estimated fair value of assets acquired and liabilities assumed (in thousands):

Goodwill	$767,914
Customer relationship intangibles	274,000
Property, plant and equipment	86,275
Inventories	66,293
Customer receivables	54,649
Income taxes receivable	18,450
Trademarks	10,000
Prepaid expenses and other	4,571
Leasehold interests	151
Total identifiable assets and goodwill acquired	1,282,303

Debt	602,313
Deferred income taxes	67,368
Accrued expenses	30,240
Accounts payable	25,113
Notes payable	2,988
Income taxes payable	49
Total liabilities assumed	728,071

Total accounting consideration	$554,232

The fair value of the assets acquired and liabilities assumed were determined using income, market and cost valuation methodologies. The fair value of debt acquired was determined using Level 1 inputs as quoted prices in active markets for identical liabilities were available. The fair value measurements, aside from debt, were estimated using significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in Accounting Standards Codification (ASC) 820. The income approach was primarily used to value the customer relationship intangibles and trademarks. The income approach determines value for an asset or liability based on the present value of cash flows projected to be generated over the remaining economic life of the asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant net cash flows considered historical and projected product pricing, operational performance including company specific synergies, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. The net cash flows are discounted to present value using a discount rate that reflects the relative risk of achieving the cash flow and the time value of money. The market approach is a valuation technique that uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities, or a group of assets or liabilities. The cost approach estimates value by determining the current cost of replacing an asset with another of equivalent economic utility. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation. The cost and market approaches were used to value inventory, while the cost approach was the primary approach used to value property, plant and equipment.

The preliminary purchase price allocation resulted in the recognition of $767.9 million of goodwill, which is not expected to be amortizable for tax purposes. The goodwill recognized is attributable to expected revenue synergies generated by the integration of the Company’s products with RSI's, cost synergies resulting from purchasing and manufacturing activities, and intangible assets that do not qualify for separate recognition, such as the assembled workforce of RSI.

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

Supplemental Pro Forma Financial Information (unaudited)

The following table presents summarized unaudited pro forma financial information as if RSI had been included in the Company’s financial results for the three months ended July 31, 2017:

Three months ended
July 31,
(in thousands)	2017
Net Sales	$418,854
Net Income	$24,865
Net earnings per share - basic	$1.40
Net earnings per share - diluted	$1.40

The unaudited supplemental pro forma financial data for the three months ended July 31, 2017 assumes the RSI Acquisition occurred on May 1, 2016 and has been calculated after applying the Company’s accounting policies and adjusting the historical results of RSI with pro forma adjustments, net of a statutory tax rate of 40.4%. Significant pro forma adjustments include the recognition of additional amortization expense of $6.8 million related to acquired intangible assets (net of historical amortization expense of RSI) and additional net interest expense of $1.1 million related to the $300.0 million borrowed under the Credit Agreement to finance the acquisition. Transaction expenses of $0.3 million were also excluded from net income.

There were no proforma adjustments for the three months ended July 31, 2018.

The unaudited supplemental pro forma financial information does not reflect the realization of any expected ongoing cost or revenue synergies relating to the integration of the two companies. Further, the pro forma data should not be considered indicative of the results that would have occurred if the RSI Acquisition, related financing, and associated issuance of Senior Notes and repurchase or redemption of the RSI Notes (defined herein) had been actually consummated on May 1, 2016, nor are they indicative of future results.

Note D--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended
	July 31,
(in thousands, except per share amounts)	2018	2017
Numerator used in basic and diluted net earnings
per common share:
Net income	$24,767	$22,281
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	17,534	16,272
Effect of dilutive securities:
Stock options and restricted stock units	85	83
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	17,619	16,355
Net earnings per share
Basic	$1.41	$1.37
Diluted	$1.41	$1.36

The Company repurchased a total of 56,700 shares of its common stock during the three-month period ended July 31, 2017. There were no potentially dilutive securities for the three-month periods ended July 31, 2018 and 2017, which were excluded from the calculation of net earnings per diluted share.

Note E--Stock-Based Compensation

The Company has various stock-based compensation plans. During the three-months ended July 31, 2018, the Board of Directors of the Company approved grants of service-based restricted stock units ("RSUs") and performance-based RSUs to key employees. The employee performance-based RSUs totaled 45,615 units and the employee service-based RSUs totaled 24,595 units. The performance-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if they remain continuously employed with the Company until the units vest.  All of the Company’s RSUs granted to employees cliff-vest three years from the grant date.

For the three-month periods ended July 31, 2018 and 2017, stock-based compensation expense was allocated as follows:

	Three Months Ended July 31,
(in thousands)	2018	2017
Cost of sales and distribution	$159	$244
Selling and marketing (income) expenses	168	246
General and administrative expenses	459	455
Stock-based compensation expense	$786	$945

During the three months ended July 31, 2018, the Company also approved grants of 4,057 cash-settled performance-based restricted stock tracking units ("RSTUs") and 2,243 cash-settled service-based RSTUs for more junior level employees.  Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of a share of the Company's common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of a share of the Company's common stock as of the payment date if they remain continuously employed with the Company until the units vest.  All of the RSTUs cliff-vest three years from the grant date.  Since the RSTUs will be settled in cash, the grant date fair value of these awards is recorded as a liability until the date of payment.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value.  The Company recognized expense of approximately $0.3 million and $0.2 million for the three-month periods ended July 31, 2018 and 2017, respectively. A liability for payment of the RSTUs is included in the consolidated balance sheets in the amount of $0.5 million and $1.0 million as of July 31, 2018 and April 30, 2018, respectively.

Note F--Customer Receivables

The components of customer receivables were:

	July 31,	April 30,
(in thousands)	2018	2018
Gross customer receivables	$137,901	$142,622
Less:
Allowance for doubtful accounts	(299)	(259)
Allowance for returns and discounts	(6,204)	(6,008)

Net customer receivables	$131,398	$136,355

Note G--Inventories

The components of inventories were:

	July 31,	April 30,
(in thousands)	2018	2018
Raw materials	$45,737	$41,728
Work-in-process	47,192	44,905
Finished goods	36,561	34,111

Total FIFO inventories	129,490	120,744

Reserve to adjust inventories to LIFO value	(15,943)	(15,943)

Total inventories	$113,547	$104,801

Of the total inventory of $113.5 million, $62.3 million is carried under the FIFO method of accounting and $51.2 million is carried under the LIFO method.

Note H--Property, Plant and Equipment

The components of property, plant and equipment were:

	July 31,	April 30,
(in thousands)	2018	2018
Land	$4,751	$4,751
Buildings and improvements	113,139	112,757
Buildings and improvements - capital leases	11,202	11,202
Machinery and equipment	278,404	274,723
Machinery and equipment - capital leases	30,386	30,270
Construction in progress	12,133	10,931
	450,015	444,634
Less accumulated amortization and depreciation	(233,715)	(226,532)

Total	$216,300	$218,102

Amortization and depreciation expense on property, plant and equipment amounted to $8.8 million and $3.9 million for the three months ended July 31, 2018 and 2017, respectively. Accumulated amortization on capital leases included in the above table amounted to $30.1 million and $30.0 million as of July 31, 2018 and April 30, 2018, respectively.

Note I--Intangibles

The components of intangible assets were:

(in thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	6 years	Straight-line	$274,000	$26,639	$247,361
Trademarks	3 years	Straight-line	10,000	1,944	8,056
Intangible assets, net				$28,583	$255,417

Amortization expense for the three-months ended July 31, 2018 was $12.3 million.

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

The following is a reconciliation of the Company’s warranty liability, which is included in other accrued expenses on the balance sheet:

	Three Months Ended
	July 31,
(in thousands)	2018	2017
Beginning balance at May 1	$4,045	$3,262
Accrual	6,273	5,144
Settlements	(5,823)	(4,880)

Ending balance at July 31	$4,495	$3,526

Note K--Pension Benefits

Effective April 30, 2012, the Company froze all future benefit accruals under the Company’s hourly and salary defined-benefit pension plans.

Net periodic pension (benefit) cost consisted of the following for the three-month periods ended July 31, 2018 and 2017:

	Three Months Ended
	July 31,
(in thousands)	2018	2017
Interest cost	$1,567	$1,432
Expected return on plan assets	(2,127)	(2,234)
Recognized net actuarial loss	412	400

Net periodic pension benefit	$(148)	$(402)

The Company expects to contribute $2.3 million to its pension plans in fiscal 2019. As of July 31, 2018, $1.4 million of contributions had been made. The Company made contributions of $19.3 million to its pension plans in fiscal 2018.

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

The Company's financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable and short-term debt on the consolidated balance sheets approximate their fair value due to the short maturities of these items. The forward contracts were marked to market and therefore represent fair value. The fair values of these contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The following table summarizes the fair value of assets that are recorded in the Company’s consolidated financial statements as of July 31, 2018 and April 30, 2018 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of July 31, 2018
	Level 1	Level 2	Level 3
ASSETS:
Certificates of deposit	$7,750	$—	$—
Mutual funds	1,071	—	—
Foreign exchange forward contracts	—	794	—
Total assets at fair value	$8,821	$794	$—

	As of April 30, 2018
	Level 1	Level 2	Level 3
ASSETS:
Certificates of deposit	$9,500	$—	$—
Mutual funds	1,057	—	—
Total assets at fair value	$10,557	$—	$—

There were no transfers between Level 1, Level 2 or Level 3 for assets measured at fair value on a recurring basis.

Note M--Loans Payable and Long-Term Debt

On December 29, 2017, the Company entered into the Credit Agreement, which provides for the Revolving Facility, the Initial Term Loan and the Delayed Draw Term Loan. Also on December 29, 2017, the Company borrowed the entire $250 million available under the Initial Term Loan and approximately $50 million under the Revolving Facility to fund, in part, the cash portion of the RSI Acquisition consideration and the Company’s transaction fees and expenses related to the RSI Acquisition. On February 12, 2018, the Company borrowed the entire $250 million under the Delayed Draw Term in connection with the refinancing of the RSI Notes and to repay, in part, amounts outstanding under the Revolving Facility. In connection with its entry into the Credit Agreement, the Company terminated its prior $35 million revolving credit facility with Wells Fargo. The Company is required to make specified quarterly installments on both the Initial Term Loan and the Delayed Draw Loan. As of July 31, 2018, $198.5 million remained outstanding on each of the Initial Term Loan and the Delayed Draw Loan, which approximate fair value, and no amount was outstanding on the Revolving Facility. The Credit Facilities mature on December 29, 2022.

Amounts outstanding under the Credit Facilities bear interest based on a fluctuating rate measured by reference to either, at the Company’s option, a base rate plus an applicable margin or LIBOR plus an applicable margin, with the applicable margin being determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” In addition, a letter of credit fee will accrue on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on LIBOR loans, payable quarterly in arrears.

The Credit Agreement includes certain affirmative and negative covenants, including negative covenants that restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create additional liens on its assets, make certain investments, dispose of its assets or engage in a merger or another similar transaction or engage in transactions with affiliates, subject, in each case, to the various exceptions and conditions described in the Credit Agreement. The negative covenants further restrict the Company’s ability to make certain restricted payments, including the payment of dividends and repurchase of common stock, in certain limited circumstances. As of July 31, 2108, the Company was in compliance with the covenants included in the Credit Agreement.

The Company’s obligations under the Credit Agreement are guaranteed by the Company’s subsidiaries and the obligations of the Company and its subsidiaries are secured by a pledge of substantially all of their respective personal property.

On February 12, 2018, the Company issued $350 million in aggregate principal amount of 4.875% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes mature on March 15, 2026 and interest on the Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. The Senior Notes are, and will be, fully and unconditionally guaranteed by each of the Company’s current and future wholly-owned domestic subsidiaries that guarantee the

Company’s obligations under the Credit Agreement. The indenture governing the Senior Notes restricts the ability of the Company and the Company’s “restricted subsidiaries” to, as applicable, (i) incur additional indebtedness or issue certain preferred shares, (ii) create liens, (iii) pay dividends, redeem or repurchase stock or make other distributions or restricted payments, (iv) make certain investments, (v) create restrictions on the ability of the “restricted subsidiaries” to pay dividends to the Company or make other intercompany transfers, (vi) transfer or sell assets, (vii) merge or consolidate with a third party and (viii) enter into certain transactions with affiliates of the Company, subject, in each case, to certain qualifications and exceptions as described in the indenture. As of July 31, 2018, the Company and its restricted subsidiaries were in compliance with all covenants under the indenture governing the Senior Notes.

At July 31, 2018, the book value of the Senior Notes was $350 million and the fair value was $333 million, based on Level 2 inputs.

Note N--Income Taxes

The effective income tax rate for the three-month periods ended July 31, 2018 and 2017 was 23.8% and 29.0%, respectively. The decrease in the effective tax rate for the first quarter of fiscal 2019, as compared to the first quarter of fiscal 2018, was primarily due to a benefit from the reduction in the federal corporate tax rate enacted in connection with the Tax Cuts and Jobs Act of 2017 (H.R. 1) (the “Tax Act”) from 35% to 21%. This was partially offset by the decrease of the benefit from stock-based compensation transactions and the repeal of the domestic production activities deduction by the Tax Act. During the first quarters of fiscal 2019 and 2018, the Company recognized an excess tax benefit related to stock-based compensation transactions of $0.7 million and $2.2 million, respectively.
Comprehensive tax legislation enacted through the Tax Act on December 22, 2017 significantly modified U.S. corporate income tax law. In addition to its corporate income tax rate reduction, several other provisions of the Tax Act impacted the Company's financial statements and related disclosures for the year ended April 30, 2018 or will have an impact on taxes in future years.

The Company recognized the income tax effects of the Tax Act in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”) which provides SEC guidance on the application of ASC 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. Accordingly, the Company’s financial statements as of April 30, 2018 reflected provisional amounts for those impacts for which the accounting under ASC 740 was incomplete, but a reasonable estimate could be determined. For items under the Tax Act for which no reasonable estimate could be determined at the time, the Company continued to apply the tax law in effect prior to the enactment of the Tax Act. As of July 31, 2018, the Company is still in the process of completing the accounting for the impact of the Tax Act.

The Company recorded a provisional expense of $1.0 million related to the re-valuation of U.S. deferred taxes as of April 30, 2018. During the three months ended July 31, 2018, there were no changes to the provisional estimates previously recorded and no additional measurement period adjustments were recorded. The Company may further adjust this amount in future periods if our interpretation of the Tax Act changes or as additional guidance from the U.S. Treasury becomes available.

As of April 30, 2018, the Company recorded a reduction in deferred tax assets related to executive compensation of $0.1 million. Since guidance on this provision of the Tax Act was issued by the Internal Revenue Service after July 31, 2018, the Company has not recorded a change to the estimate of the impact during the three months ended July 31, 2018. This estimate is provisional and the Company may further adjust these amounts in future periods if its interpretation of the Tax Act changes or as further additional guidance from the U.S. Treasury becomes available.

Note O--Revenue Recognition

Our principal performance obligations are the sale of kitchen, bath and home organization products. We recognize revenue for the sale of goods based on our assessment of when control transfers to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods to our customers. Payment terms on our product sales normally range from 30 to 90 days. Taxes assessed by a governmental authority that we collect are excluded from revenue. The expected costs associated with our contractual warranties will continue to be recognized as expense when the products are sold. See Note J--Product Warranty for further discussion.

We record estimates to reduce revenue for customer programs and incentives, which are considered variable consideration, and include price discounts, volume-based incentives, promotions and cooperative advertising when revenue is recognized in order to determine the amount of consideration the Company will ultimately be entitled to receive. These estimates are based on historical data and projections for each type of customer. In addition, for certain customer program incentives, we receive an identifiable benefit (goods or services) in exchange for the consideration given and record the associated expenditure in selling, general and administrative expenses.

We account for shipping and handling costs that occur before the customer has obtained control of a product as a fulfillment activity rather than as a promised service. These costs are classified within selling, general and administrative expenses.

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the three-months ended July 31, 2018 and 2017:

	Three Months Ended
	July 31,
(in thousands)	2018	2017
Home center retailers	$205,049	$89,723
Builders	165,084	137,972
Independent dealers and distributors	58,829	49,132
Net Sales	$428,962	$276,827

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

At July 31, 2018, the Company's two largest customers, Customers A and B, represented 28.4% and 22.0% of the Company's gross customer receivables, respectively. At July 31, 2017, Customers A and B represented 10.3% and 15.6% of the Company’s gross customer receivables, respectively.

 The following table summarizes the percentage of sales to the Company's two largest customers for the three months ended July 31, 2018 and 2017:

	PERCENT OF NET SALES
	Three Months Ended
	July 31,
	2018	2017
Customer A	29.1	18.4
Customer B	18.7	13.9

NOTE Q—Restructuring Charges

On June 1, 2018, the Company implemented a reduction in force of approximately 68 employees nationwide.  Severance and outplacement charges relating to the reduction in force will total approximately $2.4 million and is expected to be substantially completed during fiscal 2019. A reserve for restructuring charges of $2.3 million is included in accrued compensation and related expenses in the consolidated balance sheets.

Restructuring reserve balance as of May 1, 2018	$—
Expense	2,441
Payments	(182)
Restructuring reserve balance as of July 31, 2018	$2,259

Note R--Other Information

The Company is involved in suits and claims in the normal course of business, including without limitation product liability and general liability claims, and claims pending before the Equal Employment Opportunity Commission.  On at least a quarterly basis, the Company consults with its legal counsel to ascertain the reasonable likelihood that such claims may result in a loss.  As required by FASB Accounting Standards Codification Topic 450, “Contingencies”, the Company categorizes the various suits and claims into three categories according to their likelihood for resulting in potential loss: those that are probable, those that are reasonably possible, and those that are deemed to be remote.  Where losses are deemed to be probable and estimable, accruals are made. Where losses are deemed to be reasonably possible, a range of loss estimates is determined and considered for disclosure.  In determining these loss range estimates, the Company considers known values of similar claims and consults with outside counsel.

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims that were deemed to be either probable or reasonably possible was not material as of July 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes, both of which are included in Part I, Item 1 of this report.  The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2018.

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

Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report, including elsewhere in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and also in the Company's most recent Annual Report on Form 10-K for the fiscal year ended April 30, 2018, filed with the SEC, including under Item 1A, "Risk Factors," Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."  While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a material adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Overview

American Woodmark Corporation manufactures and distributes kitchen, bath and home organization products for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors.  On July 31, 2018, the Company operated eighteen manufacturing facilities in the United States and Mexico and seven primary service centers located throughout the United States.

On December 29, 2017, we completed the acquisition of RSI, a leading manufacturer of kitchen and bath cabinetry and home organization products. For the three-month period ended July 31, 2018, the consolidated results include three months of RSI activity and in the prior year quarter ended July 31, 2017, no RSI activity is included.

The three-month period ended July 31, 2018 was the Company’s first quarter of its fiscal year that ends on April 30, 2019 (“fiscal 2019”).  During the first quarter of fiscal 2019, the Company continued to experience improving market conditions from the housing market downturn that began in 2007.

The Company’s remodeling-based business was impacted by the following trends during the first quarter of the Company’s fiscal 2019:

•
Residential investment as a percentage of gross domestic product as tracked by the U.S. Department of Commerce for the second calendar quarter of 2018 decreased to 3.3% from 3.4% compared with the same period in the prior year;

•
The median price per existing home sold rose during the second calendar quarter of 2018 compared to the same period one year ago by 0.4% according to data provided by the National Association of Realtors, and existing home sales decreased 2.4% during the second calendar quarter of 2018 compared to the same period in the prior year;

•	The unemployment rate improved to 3.9% as of July 2018 compared to 4.3% as of July 2017 according to data provided by the U.S. Department of Labor;

•
Mortgage interest rates increased with a thirty-year fixed mortgage rate of approximately 4.53% in July 2018, an increase of approximately 56 basis points compared to the same period in the prior year, according to Freddie Mac; and

•	Consumer sentiment as tracked by Thomson Reuters/University of Michigan increased from 93.4 in July 2017 to 97.9 in July 2018.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, housing affordability and sales reported by the Kitchen Cabinet Manufacturers Association (“KCMA”), a trade organization that issues the aggregate sales that have been reported by its members including the largest cabinet manufacturers in the United States.  Based on the totality of factors listed above, the Company believes that the cabinet remodeling market increased in the mid-single digits during the first quarter of fiscal 2019.

The Company’s remodeling sales, which consist of our independent dealer and distributor channel sales and home center retail sales, increased 91% during the first quarter compared to the same prior-year period. Our independent dealer and distributor channel grew by 19% during the first quarter when compared to the comparable prior-year period and management believes that the Company has continued to improve market share in this channel.  Our home center channel grew by 126% during the first quarter when compared to the comparable prior-year period.  Much of this growth is attributable to the results from the RSI Acquisition which accounted for 43% of our remodeling sales during the first quarter of fiscal 2019. Core sales increased 9% during the first quarter compared to the same prior-year period. Otherwise, excluding the impact of RSI sales, management believes the Company increased share within the home center channel during the current period.

Regarding new construction markets, the Company believes that fluctuations in single-family housing starts are the best indicator of cabinet activity.  Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts rose approximately 11% during the first quarter of the Company’s fiscal 2019 over the comparable prior year period. Completions over the first fiscal quarter averaged an increase of 7%.

Sales in the new construction channel increased 20% in the first quarter, 11% of which was attributable to the inclusion of three months of results from the RSI Acquisition, when compared with the same periods of fiscal 2018. The Company believes it under indexed the market due to an increase in first time home buyers.

The Company’s total net sales rose 55% during the first quarter compared to the same prior-year period, which management believes was driven primarily by a rise in overall market activity plus sales from the Company’s acquisition of RSI.

On June 1, 2018, the Company implemented a reduction in force of approximately 68 employees nationwide.  Severance and outplacement charges relating to the reduction in force will total approximately $2.4 million and is expected to be completed during fiscal 2019.

The Company earned net income of $24.8 million for the first quarter of fiscal 2019, compared with $22.3 million in the first quarter of its prior fiscal year.

Results of Operations

	Three Months Ended
	July 31,
(in thousands)	2018	2017	Percent Change

Net sales	$428,962	$276,827	55%
Gross profit	95,736	58,358	64
Selling and marketing expenses	22,938	18,198	26
General and administrative expenses	29,830	9,527	213

Net Sales. Net sales were $429.0 million for the first quarter of fiscal 2019, an increase of 55% compared with the first quarter of fiscal 2018.  The increase in net sales during the first quarter of fiscal 2019 was driven by three months of sales from the RSI Acquisition of $129.9 million and core growth of 8%.

Gross Profit.  Gross profit margin for the first quarter of fiscal 2019 was 22.3%, compared with 21.1% for the same period of fiscal 2018.  Gross margin in the first quarter was favorably impacted by higher sales volumes, mix and overhead cost leverage due to higher volumes. These favorable impacts were partially offset by higher transportation costs and raw material inflation.

Selling and Marketing Expenses.  Selling and marketing expenses were 5.3% of net sales in the first quarter of fiscal 2019, compared with 6.6% of net sales for the same period in fiscal 2018.  Selling and marketing expenses as a percentage of net sales decreased during the first quarter of fiscal 2019 as a result of leverage from higher sales and timing of advertising costs.

General and Administrative Expenses.  General and administrative expenses were 7.0% of net sales in the first quarter of fiscal 2019, compared with 3.4% of net sales in the first quarter of fiscal 2018. The increase in general and administrative expenses as a percentage of net sales during the first quarter was driven by amortization of intangibles of $12.3 million and higher incentive compensation costs.

Effective Income Tax Rates.  The Company’s effective income tax rate for the three-month periods ended July 31, 2018 and 2017 was 23.9% and 29.0%, respectively. The decrease in the effective tax rate for the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018, was primarily due to a benefit from the reduction in the federal corporate tax rate enacted in connection with the Tax Act from 35% to 21%. This was partially offset by the decrease of the benefit from stock-based compensation transactions and the repeal of the domestic production activities deduction by the Tax Act.

Non-GAAP Financial Measures. We have reported our financial results in accordance with generally accepted accounting principles (GAAP). In addition, we have discussed our financial results using the non-GAAP measures described below.

Management believes all of these non-GAAP financial measures provide an additional means of analyzing the current period’s results against the corresponding prior period’s results. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP. Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

Adjusted EPS per diluted share

We use Adjusted EPS per diluted share in evaluating the performance of our business and profitability. Management believes that this measure provides useful information to investors by offering additional ways of viewing the Company’s results by providing an indication of performance and profitability excluding the impact of unusual and/or non-cash items. We define Adjusted EPS per diluted share as diluted earnings per share excluding the per share impact of (1) expenses related to the RSI

Acquisition, (2) inventory step-up amortization due to the increase in the fair value of inventory acquired through the RSI Acquisition, (3) the amortization of intangible assets, and (4) the tax benefit of RSI Acquisition expenses and the inventory step-up and intangible amortization. The amortization of intangible assets is driven by the RSI Acquisition and will recur in future periods. Management has determined that excluding amortization of intangible assets from our definition of Adjusted EPS per diluted share will better help it evaluate the performance of our business and profitability and we have also received similar feedback from some of our investors.

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

We define Adjusted EBITDA as net income adjusted to exclude (1) income tax expense, (2) interest (income) expense, net, (3) depreciation and amortization expense, (4) amortization of customer relationship intangibles and trademarks, (5) expenses related to the RSI acquisition and subsequent restructuring charges, (6) inventory step-up amortization, (7) stock-based compensation expense, (8) gain/loss on asset disposal, and (9) unrealized gain/loss on foreign exchange forward contracts. We believe Adjusted EBITDA, when presented in conjunction with comparable GAAP measures, is useful for investors because management uses Adjusted EBITDA in evaluating the performance of our business.

We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales.

Net sales excluding RSI sales

To better understand and compare the performance of our core American Woodmark business by our management and our investors, we believe it is helpful to subtract the amount of sales from our recently acquired and now wholly-owned subsidiary, RSI Home Products, Inc., from our net sales and we report this amount with our quarterly earnings announcements. We may discontinue using this non-GAAP financial measure at a later juncture once RSI has become fully integrated into our Company and the quarter to quarter comparisons of our core business are no longer as helpful to compare performance.

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth in the following tables:

Reconciliation of Net Sales and Percentage of Net Sales Excluding RSI
	Three Months Ended
	July 31,
(in thousands)	2018	2017	Percent Change

Net sales excluding RSI	$299,036	$276,827	8%
RSI sales	129,926	—	—
Net Sales	$428,962	$276,827	55%

Reconciliation of Adjusted Non-GAAP Financial Measures to the GAAP Equivalents
	Three Months Ended
	July 31,
(in thousands)	2018	2017

Net income (GAAP)	$24,767	$22,281
Add back:
Income tax expense	7,772	9,091
Interest (income) expense, net	9,425	(517)
Depreciation and amortization expense	10,768	5,536
Amortization of customer relationship intangibles and trademarks	12,250	—
EBITDA (Non-GAAP)	$64,982	$36,391
Add back:
Acquisition related expenses (1)	2,761	—
Unrealized gains on foreign exchange forward contracts (2)	(794)	—
Stock compensation expense	786	945
Loss on asset disposal	354	32
Adjusted EBITDA (Non-GAAP)	$68,089	$37,368

Net Sales	$428,962	$276,827
Adjusted EBITDA margin (Non-GAAP)	15.9%	13.5%
(1) Acquisition related expenses are comprised of expenses related to the RSI acquisition and the subsequent restructuring charges that the company incurred.
(2) In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange rates. The Company manages these risks through the use of foreign exchange forward contracts. The changes in the fair value of the forward contracts are recorded in other income in the operating results.

A reconciliation of Adjusted EBITDA and Adjusted EBITDA margin as projected for fiscal 2019 is not provided because we do not forecast Net income as we cannot, without unreasonable effort, estimate or predict with certainty various components of Net income.

Adjusted EBITDA. Adjusted EBITDA was $68.1 million, with an Adjusted EBITDA margin of 15.9%, compared to $37.4 million and 13.5% for the same quarter of the prior fiscal year. The increase during the first quarter of fiscal 2019 is primarily due to sales growth and the inclusion of three months of results for RSI.

Reconciliation of Net Income to Adjusted Net Income
	Three Months Ended
	July 31
(in thousands, except share data)	2018	2017

Net income (GAAP)	$24,767	$22,281
Add back:
Acquisition related expenses	2,761	—
Amortization of customer relationship intangibles and trademarks	12,250	—
Tax benefit of add backs	(3,798)	—
Adjusted net income (Non-GAAP)	$35,980	$22,281

Weighted average diluted shares	17,618,943	16,355,045
Adjusted EPS per diluted share (Non-GAAP)	$2.04	$1.36

Outlook.  The Company tracks several metrics, including but not limited to housing starts, existing home sales, mortgage interest rates, new jobs growth, GDP growth and consumer confidence, which it believes are leading indicators of overall demand for kitchen and bath cabinetry.

The Company believes that housing starts will continue to improve, driven by low unemployment rates and growth in new household formation. Based on available information, it is expected that new residential construction starts will grow approximately 7 to 9% during fiscal 2019. The Company’s new residential construction direct business is expected to increase organically at approximately the market rate for single family housing starts.

The Company expects that while the cabinet remodeling market will show modest improvement during fiscal 2019, it will continue to be below historical averages. The Company expects that industry-wide cabinet remodeling sales will continue to be challenged until economic trends remain consistently favorable. Growth is expected at roughly a mid-single digit rate during the Company’s fiscal 2019. The Company’s home center market share will remain at normalized levels for fiscal 2019 after annualizing for market losses in the in-stock business, however this is heavily dependent upon competitive promotional activity. The Company expects to continue to gain market share in its growing dealer/distributor business.

In total, the Company expects that it will grow core sales at a mid- to high-single digit rate in fiscal 2019 with total sales growth of approximately 35%. Margins will be challenged with increases in labor costs, raw materials, fuel and transportation rates. The Company expects adjusted EBITDA margins for fiscal 2019 of 15.5 to 16% depending upon synergy timing and execution, and the significance of inflation and transportation rate increases.

Liquidity and Capital Resources

The RSI Acquisition significantly affected the Company’s financial condition, liquidity and cash flow. See Note C--Acquisition of RSI Home Products, Inc. for a table detailing the preliminary purchase price. The Company’s cash and cash equivalents and investments in certificates of deposit totaled $57.4 million at July 31, 2018, representing a $29.0 million decrease from its April 30, 2018 levels.  At July 31, 2018, total long-term debt (including current maturities) was $751.6 million, a decrease of $62.4 million from its balance at April 30, 2018.  The Company’s ratio of long-term debt to total capital was 55.1% at July 31, 2018, compared with 58.2% April 30, 2018.

The Company’s main source of liquidity is its cash and cash equivalents on hand and cash generated from its operating activities. The Company can also borrow up to $100 million under the Revolving Facility. Approximately $91.9 million was available under this facility as of July 31, 2018.

The Company borrowed $250 million under the Initial Term Loan on December 29, 2017 in connection with the closing of the RSI Acquisition and borrowed an additional $250 million under the Delayed Draw Term Loan on February 12, 2018 in connection with the refinancing of the RSI Notes. Amounts outstanding under the Credit Facilities bear interest based on a fluctuating rate measured by reference to either, at the Company’s option, a base rate plus an applicable margin ranging between 0.25% and 1.25% or LIBOR plus an applicable margin ranging between 1.25% and 2.25%, with the applicable margin being determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” The Company will also incur a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” The initial applicable margin with respect to base rate loans was 1.00% and the initial applicable margin with respect to LIBOR loans was 2.00%. The initial commitment fee was 0.25%. As of July 31, 2018, the applicable margin with respect to base rate loans and LIBOR loans was 1.25% and 2.25%, respectively, and the commitment fee was 0.30%.

The Company is required to repay the aggregate outstanding amounts under the Initial Term Loan and the Delayed Draw Term Loan in certain specified quarterly installments that began on April 30, 2018. The Credit Facilities mature on December 29, 2022.

On February 12, 2018, the Company issued $350 million in aggregate principal amount of the Senior Notes and utilized the proceeds of such issuance, together with the borrowings under the Delayed Draw Term Loan as discussed above and cash on hand, to fund the refinancing of the RSI Notes.

The Credit Agreement and the indenture governing the Senior Notes restrict the ability of the Company and certain of the Company’s subsidiaries to, among other things, incur additional indebtedness, create additional liens, make certain investments, dispose of assets or engage in a merger or consolidation, engage in certain transactions with affiliates, and make certain restricted payments, including the payment of dividends or the repurchase or redemption of stock, subject, in each case, to the various exceptions and conditions described in the Credit Agreement and the indenture governing the Senior Notes. See Note M--Loans Payable and Long-Term Debt for a discussion of our compliance with the covenants in the Credit Agreement and the indenture.

Cash provided by operating activities in the first three months of fiscal 2019 was $52.9 million, compared with $26.6 million in the comparable period of fiscal 2018.  The increase in the Company’s cash from operating activities was driven primarily by an increase in net income excluding non-cash items (primarily depreciation and amortization and changes in deferred taxes) and decreases from customer receivables and income taxes receivable.

The Company’s investing activities primarily consist of purchases and maturities of certificates of deposit, investment in property, plant and equipment and promotional displays.  Net cash used for investing activities was $16.4 million in the first three months of fiscal 2019, compared with $21.2 million in the comparable period of fiscal 2018. The decrease in cash used was due to a net decrease in purchases and maturities of certificates of deposit offset by the acquisition of RSI.

During the first three months of fiscal 2019, net cash used by financing activities was $64.8 million, compared with $6.8 million in the comparable period of the prior fiscal year.  The increase in cash used was primarily driven by the Company’s payments of long-term debt of $63.5 million.

Under a stock repurchase authorization approved by its Board of Directors (the "Board") on November 30, 2015, the Company was authorized to purchase up to $20 million of the Company's common shares. On November 30, 2016, the Board authorized an additional stock repurchase program of up to $50 million of the Company's common shares. This authorization is in addition to the stock repurchase program authorized on November 19, 2015. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Credit Agreement and the indenture governing the Senior Notes, and other factors management deems relevant. At July 31, 2018, $36.0 million remained authorized by the Board to repurchase the Company’s common shares. See Part II. Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" for further information on share repurchases. The Board suspended the Company's stock repurchase program in conjunction with the RSI Acquisition. On August 23, 2018, the Board reinstated the program, subject to the effectiveness of certain amendments to the Credit Agreement currently being negotiated with lenders.

Cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations and fund capital expenditures for the remainder of fiscal 2019.

Seasonal and Inflationary Factors

Our core business has been subject to seasonal influences, with higher sales typically realized in our second and fourth fiscal quarters. General economic forces and changes in our customer mix have reduced seasonal fluctuations in revenue over the past few years. RSI’s historical net sales vary from quarter to quarter primarily due to the timing of home center customer promotions, product roll-outs and their inventory management. However, RSI historically did not have significant recurring seasonality impacts on its business.

Critical Accounting Policies

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no significant changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The costs of the Company’s products are subject to inflationary pressures and commodity price fluctuations.  The Company has generally been able, over time, to recover the effects of inflation and commodity price fluctuations through sales price increases.

The Revolving Facility, Initial Term Loan and Delayed Draw Term Loan include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of July 31, 2018 would increase our annual interest expense by approximately $4.0 million.

The Company enters into foreign exchange forward contracts principally to offset currency fluctuations in transactions denominated in certain foreign currencies, thereby limiting our exposure to risk that would otherwise result from changes in exchange rates. The periods of the foreign exchange forward contracts correspond to the periods of the transactions denominated in foreign currencies.

The Company does not currently use commodity or interest rate derivatives or similar financial instruments to manage its commodity price or interest rate risks.

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 31, 2018.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.  We acquired RSI on December 29, 2017 and have not yet included RSI in our assessment of the effectiveness of our internal control over financial reporting. Accordingly, pursuant to the Securities and Exchange Commission's general guidance that a recently acquired business may be omitted from the scope of such assessment for up to one year from the date of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include internal control over financial reporting related to RSI.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended July 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the Company’s business.  The Company is not party to any material litigation that does not constitute ordinary, routine litigation incidental to its business.

Item 1A. Risk Factors

Risk factors that may affect the Company’s business, results of operations and financial condition are described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2018 and there have been no material changes from the risk factors disclosed.  Additional risks are discussed elsewhere in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Forward-Looking Statements” and “Outlook.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under a stock repurchase authorization approved by its Board of Directors on November 30, 2015, the Company was authorized to purchase up to $20 million of the Company's common shares. On November 30, 2016, the Board authorized an additional stock repurchase program of up to $50 million of the Company's common shares. This authorization is in addition to the stock repurchase program authorized on November 19, 2015. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Credit Agreement and the indenture governing Senior Notes, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management expects to fund any share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. In the first quarter of fiscal 2019, the Company did not repurchase any shares. At July 31, 2018, $36.0 million remained authorized by the Board to repurchase the Company's common shares. The Company announced on December 1, 2017 that it was suspending its stock repurchase program in conjunction with the RSI Acquisition. On August 23, 2018, the Board reinstated the program, subject to the effectiveness of certain amendments to the Credit Agreement currently being negotiated with lenders.

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

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/ M. Scott Culbreth
M. Scott Culbreth
Senior Vice President and Chief Financial Officer

Date: August 31, 2018
Signing on behalf of the registrant and
as principal financial and accounting officer