Form 10-Q
period 2018-10-31
AMERICAN WOODMARK CORP
filed 2018-11-30
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	October 31, 2018

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-14798

American Woodmark Corporation
(Exact name of registrant as specified in its charter)

Virginia		54-1138147
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

561 Shady Elm Road, Winchester, Virginia		22602
(Address of principal executive offices)		(Zip Code)

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

As of November 29, 2018, 17,263,693 shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	October 31, 2018	April 30, 2018
ASSETS
Current assets
Cash and cash equivalents	$57,862	$78,410
Investments - certificates of deposit	4,500	8,000
Customer receivables, net	131,217	136,355
Inventories	115,953	104,801
Income taxes receivable	5,293	25,996
Prepaid expenses and other	11,656	10,805
Total current assets	326,481	364,367
Property, plant and equipment, net	213,423	218,102
Investments - certificates of deposit	—	1,500
Customer relationship intangibles, net	235,944	258,778
Trademarks, net	7,222	8,889
Goodwill	767,612	767,451
Promotional displays, net	12,450	12,189
Deferred income taxes	710	732
Other assets	13,274	13,337
TOTAL ASSETS	$1,577,116	$1,645,345
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$66,237	$71,096
Current maturities of long-term debt	4,437	4,143
Accrued compensation and related expenses	57,783	48,682
Accrued marketing expenses	19,169	19,289
Other accrued expenses	18,642	27,245
Total current liabilities	166,268	170,455
Long-term debt, less current maturities	717,937	809,897
Deferred income taxes	66,974	71,563
Defined benefit pension liabilities	4,147	6,960
Other long-term liabilities	5,451	4,805
Shareholders' equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at October 31, 2018: 17,404,625;
at April 30, 2018: 17,503,922	361,560	361,158
Retained earnings	303,234	269,576
Accumulated other comprehensive loss -
Defined benefit pension plans	(48,455)	(49,069)
Total shareholders' equity	616,339	581,665
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,577,116	$1,645,345
See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2018	2017	2018	2017

Net sales	$424,878	$274,769	$853,840	$551,596
Cost of sales and distribution	338,116	217,434	671,342	435,767
Gross Profit	86,762	57,335	182,498	115,829

Selling and marketing expenses	22,986	18,077	45,924	36,230
General and administrative expenses	28,718	8,443	58,548	17,957
Restructuring charges, net	(406)	—	2,035	—
Operating Income	35,464	30,815	75,991	61,642

Interest expense (income), net	8,943	(631)	18,368	(1,148)
Other (income) expense, net	1,112	(17)	(325)	(45)
Income Before Income Taxes	25,409	31,463	57,948	62,835

Income tax expense	6,921	11,708	14,693	20,799

Net Income	$18,488	$19,755	$43,255	$42,036

Weighted Average Shares Outstanding
Basic	17,555,584	16,197,088	17,544,849	16,234,746
Diluted	17,588,449	16,268,078	17,589,767	16,319,224

Net earnings per share
Basic	$1.05	$1.22	$2.47	$2.59
Diluted	$1.05	$1.21	$2.46	$2.58

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2018	2017	2018	2017

Net income	$18,488	$19,755	$43,255	$42,036

Other comprehensive income, net of tax:
Change in pension benefits, net of deferred taxes of $(105) and $(156), and $(210) and $(312) for the three and six months ended October 31, 2018 and 2017, respectively	307	244	614	488

Total Comprehensive Income	$18,795	$19,999	$43,869	$42,524

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	LOSS	EQUITY
Balance, May 1, 2017	16,232,775	$168,835	$224,031	$(40,417)	$352,449

Net income	—	—	22,281	—	22,281
Other comprehensive income,
net of tax	—	—	—	244	244
Stock-based compensation	—	945	—	—	945
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	79,071	(1,490)	—	—	(1,490)
Stock repurchases	(56,700)	(479)	(5,083)	—	(5,562)
Employee benefit plan
contributions	36,264	3,554	—	—	3,554
Balance, July 31, 2017	16,291,410	$171,365	$241,229	$(40,173)	$372,421

Net income	—	—	19,755	—	19,755
Other comprehensive income,
net of tax	—	—	—	244	244
Stock-based compensation	—	664	—	—	664
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	7,214	(2)	—	—	(2)
Stock repurchases	(194,541)	(1,637)	(16,301)	—	(17,938)
Balance, October 31, 2017	16,104,083	$170,390	$244,683	$(39,929)	$375,144

Balance, May 1, 2018	17,503,922	$361,158	$269,576	$(49,069)	$581,665

Net income	—	—	24,767	—	24,767
Other comprehensive income,
net of tax	—	—	—	307	307
Stock-based compensation	—	786	—	—	786
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	43,048	(1,241)	—	—	(1,241)
Employee benefit plan
contributions	41,408	3,623	—	—	3,623
Balance, July 31, 2018	17,588,378	$364,326	$294,343	$(48,762)	$609,907

Net income	—	—	18,488	—	18,488
Other comprehensive income,
net of tax	—	—	—	307	307
Stock-based compensation	—	836	—	—	836
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	5,880	—	—	—	—
Stock repurchases	(189,633)	(3,602)	(9,597)	—	(13,199)
Balance, October 31, 2018	17,404,625	$361,560	$303,234	$(48,455)	$616,339

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	October 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$43,255	$42,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,726	10,977
Net loss on disposal of property, plant and equipment	584	84
Amortization of debt issuance costs	1,356	—
Unrealized loss on foreign exchange forward contracts	199	—
Gain on insurance recoveries	(580)	—
Stock-based compensation expense	1,622	1,609
Deferred income taxes	(4,899)	7,750
Pension contributions in excess of expense	(1,989)	(9,081)
Contributions of employer stock to employee benefit plan	3,623	3,554
Other non-cash items	(971)	(290)
Changes in operating assets and liabilities:
Customer receivables	5,434	(2,954)
Income taxes receivable	22,108	(3,306)
Inventories	(10,835)	(4,523)
Prepaid expenses and other assets	(2,130)	(2,939)
Accounts payable	(2,901)	(2,573)
Accrued compensation and related expenses	9,101	(1,044)
Marketing and other accrued expenses	(2,036)	2,538
Net cash provided by operating activities	107,667	41,838

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(14,755)	(20,660)
Proceeds from sales of property, plant and equipment	35	2
Proceeds from insurance recoveries	580	—
Acquisition of business, net of cash acquired	(7,182)	—
Purchases of certificates of deposit	—	(25,000)
Maturities of certificates of deposit	5,000	15,500
Investment in promotional displays	(3,395)	(978)
Net cash used by investing activities	(19,717)	(31,136)

FINANCING ACTIVITIES
Payments of long-term debt	(94,060)	(876)
Proceeds from long-term debt	—	734
Proceeds from issuance of common stock	500	1,286
Repurchase of common stock	(13,199)	(23,500)
Withholding of employee taxes related to stock-based compensation	(1,739)	(2,779)
Net cash used by financing activities	(108,498)	(25,135)

Net decrease in cash and cash equivalents	(20,548)	(14,433)

Cash and cash equivalents, beginning of period	78,410	176,978

Cash and cash equivalents, end of period	$57,862	$162,545

Supplemental cash flow information:
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable at period end	$2,619	$—

Cash paid during the period for:
Interest	$19,131	$217
Income taxes	$9,976	$17,461

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2019.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2018 filed with the U.S. Securities and Exchange Commission (“SEC”).

On December 29, 2017, we completed the acquisition of RSI Home Products Inc. ("RSI"), a leading manufacturer of kitchen and bath cabinetry and home organization products. For the three-month and six-month periods ended October 31, 2018, the consolidated results include three and six months of RSI activity and in the prior year three and six months ended October 31, 2017, no RSI activity is included.

Goodwill and Intangible Assets: Goodwill represents the excess of purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In accordance with accounting standards, when evaluating goodwill, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. There were no impairment charges related to goodwill for the three-month and six-month periods ended October 31, 2018 and 2017.

Intangible assets consist of customer relationship intangibles and trademarks. The Company amortizes the cost of intangible assets over their estimated useful lives, which range from 3 to 6 years, unless such lives are deemed indefinite. There were no impairment charges related to intangible assets for the three-month and six-month periods ended October 31, 2018 and 2017.

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

At October 31, 2018, the Company held forward contracts maturing from November 2018 to April 2019 to purchase 212.3 million Mexican pesos at exchange rates ranging from 20.00 to 20.47 Mexican pesos to one U.S. dollar. A liability of $0.2 million is recorded in other accrued expenses on the consolidated balance sheets.

Reclassifications:  Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Note B--New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” ASU 2014-09 supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." ASU 2015-14 defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period. The Company adopted ASU 2014-09 as of May 1, 2018 and for periods thereafter using the modified retrospective approach, which was applied to all contracts not completed as of May 1, 2018. The cumulative effect of adopting the new revenue standard was not material. The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of this standard did not have a material impact on the three- and six-month periods ended October 31, 2018 and the Company does not expect it to have a material impact on revenue or net income on an ongoing basis. See Note O, “Revenue Recognition,” for further information.

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

Note C-- Acquisition of RSI Home Products, Inc. (the "RSI Acquisition")

On November 30, 2017, American Woodmark, Alliance Merger Sub, Inc. ("Merger Sub"), RSI and Ronald M. Simon, as the RSI stockholder representative, entered into a merger agreement (the "Merger Agreement"), pursuant to which the parties agreed to merge Merger Sub with and into RSI pursuant to the terms and subject to the conditions set forth in the Merger Agreement, with RSI continuing as the surviving corporation and as a wholly owned subsidiary of American Woodmark. On December 29, 2017 (the "Acquisition Date"), the Company consummated the RSI Acquisition pursuant to the terms of the Merger Agreement. As a result of the merger of Merger Sub with and into RSI, Merger Sub’s separate corporate existence ceased, and RSI continued as the surviving corporation and a wholly owned subsidiary of American Woodmark. RSI is a leading manufacturer of kitchen and bath cabinetry and home organization products.

In connection with the RSI Acquisition, on December 29, 2017, the Company entered into a credit agreement (as subsequently amended, the "Credit Agreement") with a syndicate of lenders and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, providing for a $100 million, 5-year revolving loan facility with a $25 million sub-facility for the issuance of letters of credit (the “Revolving Facility”), a $250 million, 5-year initial term loan facility (the "Initial Term Loan") and a $250 million delayed draw term loan facility (the "Delayed Draw Term Loan" and, together with the Revolving Facility and the Initial Term Loan, the "Credit Facilities") (See Note M--Loans Payable and Long-Term Debt for further details). American Woodmark used the full proceeds of the Initial Term Loan and approximately $50 million in loans under the Revolving Facility, together with cash on its balance sheet, to fund the cash portion of the RSI Acquisition consideration and its transaction fees and expenses.

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

The Company accounted for the RSI Acquisition as a business combination, which requires the Company to record the assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of net assets acquired is recorded as goodwill. The Company has obtained the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the Acquisition Date. During the quarter ended October 31, 2018, the Company finalized the purchase price allocation for the RSI Acquistion.

The following table summarizes the allocation of the purchase price as of the Acquisition Date, which is based on the accounting consideration of $554.2 million, to the estimated fair value of assets acquired and liabilities assumed (in thousands):

Goodwill	$767,612
Customer relationship intangibles	274,000
Property, plant and equipment	86,275
Inventories	66,293
Customer receivables	54,649
Income taxes receivable	18,926
Trademarks	10,000
Prepaid expenses and other	4,571
Leasehold interests	151
Total identifiable assets and goodwill acquired	1,282,477

Debt	602,313
Deferred income taxes	67,542
Accrued expenses	30,240
Accounts payable	25,113
Notes payable	2,988
Income taxes payable	49
Total liabilities assumed	728,245

Total accounting consideration	$554,232

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

The purchase price allocation resulted in the recognition of $767.6 million of goodwill, which is not expected to be amortizable for tax purposes. The goodwill recognized is attributable to expected revenue synergies generated by the integration of the

Company’s products with RSI's, cost synergies resulting from purchasing and manufacturing activities, and intangible assets that do not qualify for separate recognition, such as the assembled workforce of RSI.

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

Supplemental Pro Forma Financial Information (unaudited)

The following table presents summarized unaudited pro forma financial information as if RSI had been included in the Company’s financial results for the three- and six-month periods ended October 31, 2017:

	Three months ended	Six months ended
	October 31,	October 31,
(in thousands)	2017	2017
Net Sales	$406,303	$825,157
Net Income	$22,454	$47,319
Net earnings per share - basic	$1.27	$2.67
Net earnings per share - diluted	$1.27	$2.66

The unaudited supplemental pro forma financial data for the three- and six-month periods ended October 31, 2017 assumes the RSI Acquisition occurred on May 1, 2016 and has been calculated after applying the Company’s accounting policies and adjusting the historical results of RSI with pro forma adjustments, net of a statutory tax rate of 40.4%. Significant pro forma adjustments include the recognition of additional amortization expense of $6.8 million and $13.7 million, for the three and six months ended October 31, 2017, related to acquired intangible assets (net of historical amortization expense of RSI) and additional net interest expense of $1.3 and $2.4 million, for the three- and six-month periods ended October 31, 2017, related to the $300.0 million borrowed under the Credit Agreement to finance the acquisition. Transaction expenses of $0.3 million for the six months ended October 31, 2017, were also excluded from net income.

There were no proforma adjustments for the three and six months ended October 31, 2018.

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

Note D--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands, except per share amounts)	2018	2017	2018	2017
Numerator used in basic and diluted net earnings
per common share:
Net income	$18,488	$19,755	$43,255	$42,036
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	17,556	16,197	17,545	16,235
Effect of dilutive securities:
Stock options and restricted stock units	32	71	45	84
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	17,588	16,268	17,590	16,319
Net earnings per share
Basic	$1.05	$1.22	$2.47	$2.59
Diluted	$1.05	$1.21	$2.46	$2.58

The Company repurchased a total of 189,633 and 194,541 shares of its common stock during the three-month periods ended October 31, 2018 and 2017, respectively, and 189,633 and 251,241 shares of its common stock during the six-month periods ended October 31, 2018 and 2017. An immaterial amount of potentially dilutive securities for the three- and six-month periods ended October 31, 2018 were excluded from the calculation of net earnings per diluted share. There were no potentially dilutive securities for the three and six-month periods ended October 31, 2017, which were excluded from the calculation of net earnings per diluted share.

Note E--Stock-Based Compensation

The Company has various stock-based compensation plans. During the three-months ended October 31, 2018, the Board of Directors of the Company approved grants of 5,740 service-based restricted stock units ("RSUs") to non-employee directors. The service-based RSUs (i) vest daily through the end of the two-year vesting period as long as the recipient continuously remains a member of the Board and (ii) entitle the recipient to receive one share of the Company's common stock per unit vested. During the six-months ended October 31, 2018, the Board of Directors of the Company also approved grants of service-based RSUs and performance-based RSUs to key employees. The employee performance-based RSUs totaled 45,615 units and the employee service-based RSUs totaled 24,595 units. The performance-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if they remain continuously employed with the Company until the units vest.  All of the Company’s RSUs granted to employees cliff-vest three years from the grant date.

For the three- and six-month periods ended October 31, 2018 and 2017, stock-based compensation expense was allocated as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
(in thousands)	2018	2017	2018	2017
Cost of sales and distribution	$185	$277	$344	$521
Selling and marketing (income) expenses	217	(44)	385	202
General and administrative expenses	434	431	893	886
Stock-based compensation expense	$836	$664	$1,622	$1,609

During the six months ended October 31, 2018, the Company also approved grants of 4,057 cash-settled performance-based restricted stock tracking units ("RSTUs") and 2,243 cash-settled service-based RSTUs for more junior level employees.  Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of a share of the Company's common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of a share of the Company's common stock as of the payment date if they remain continuously employed with the Company until the units vest.  All of the RSTUs cliff-vest three years from the grant date.  Since the RSTUs will be settled in cash, the grant date fair value of these awards is recorded as a liability until the date of payment.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value.  The Company recognized expense of $(0.1) million and $0.1 million for the three-month periods ended October 31, 2018 and 2017, respectively and $0.2 million and $0.4 million for the six-month periods ended October 31, 2018 and 2017, respectively. A liability for payment of the RSTUs is included in the consolidated balance sheets in the amount of $0.4 million and $1.0 million as of October 31, 2018 and April 30, 2018, respectively.

Note F--Customer Receivables

The components of customer receivables were:

	October 31,	April 30,
(in thousands)	2018	2018
Gross customer receivables	$137,384	$142,622
Less:
Allowance for doubtful accounts	(303)	(259)
Allowance for returns and discounts	(5,864)	(6,008)

Net customer receivables	$131,217	$136,355

Note G--Inventories

The components of inventories were:

	October 31,	April 30,
(in thousands)	2018	2018
Raw materials	$48,223	$41,728
Work-in-process	48,250	44,905
Finished goods	35,423	34,111

Total FIFO inventories	131,896	120,744

Reserve to adjust inventories to LIFO value	(15,943)	(15,943)

Total inventories	$115,953	$104,801

Of the total inventory of $116.0 million, $64.9 million is carried under the FIFO method of accounting and $51.1 million is carried under the LIFO method as of October 31, 2018. Of the total inventory of $104.8 million, $56.6 million is carried under the FIFO method and $48.2 million is carried under the LIFO method as of April 30, 2018.

Note H--Property, Plant and Equipment

The components of property, plant and equipment were:

	October 31,	April 30,
(in thousands)	2018	2018
Land	$4,751	$4,751
Buildings and improvements	112,620	112,757
Buildings and improvements - capital leases	11,202	11,202
Machinery and equipment	284,533	274,723
Machinery and equipment - capital leases	31,003	30,270
Construction in progress	10,830	10,931
	454,939	444,634
Less accumulated amortization and depreciation	(241,516)	(226,532)

Total	$213,423	$218,102

Amortization and depreciation expense on property, plant and equipment amounted to $9.0 million and $4.0 million for the three-months ended October 31, 2018 and 2017, respectively, and $17.8 million and $7.8 million for the six-months ended October 31, 2018 and 2017, respectively. Accumulated amortization on capital leases included in the above table amounted to $30.7 million and $30.0 million as of October 31, 2018 and April 30, 2018, respectively.

Note I--Intangibles

The components of intangible assets were:

(in thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	6 years	Straight-line	$274,000	$38,056	$235,944
Trademarks	3 years	Straight-line	10,000	2,778	7,222
Intangible assets, net				$40,834	$243,166

Amortization expense for the three- and six-months ended October 31, 2018 was $12.2 million and $24.5 million, respectively. There was no amortization expense for three- and six-months ended October 31, 2017.

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

The following is a reconciliation of the Company’s warranty liability, which is included in other accrued expenses on the balance sheet:

	Six Months Ended
	October 31,
(in thousands)	2018	2017
Beginning balance at May 1	$4,045	$3,262
Accrual	13,205	10,076
Settlements	(12,604)	(9,791)

Ending balance at October 31	$4,646	$3,547

Note K--Pension Benefits

Effective April 30, 2012, the Company froze all future benefit accruals under the Company’s hourly and salary defined-benefit pension plans.

Net periodic pension (benefit) cost consisted of the following for the three- and six-month periods ended October 31, 2018 and 2017:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2018	2017	2018	2017
Interest cost	$1,568	$1,432	$3,135	$2,864
Expected return on plan assets	(2,128)	(2,234)	(4,255)	(4,468)
Recognized net actuarial loss	412	400	824	800

Net periodic pension benefit	$(148)	$(402)	$(296)	$(804)

The Company expects to contribute $7.3 million to its pension plans in fiscal 2019, which represents both required and discretionary funding. As of October 31, 2018, $1.7 million of contributions had been made. On November 28, 2018, the Board of Directors approved up to $5.0 million of discretionary funding which is included in the total expected contributions for the year. The Company made contributions of $19.3 million to its pension plans in fiscal 2018.

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

Level 3- Investments with unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no Level 3 assets or liabilities measured on a recurring basis.

The Company's financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable and short-term debt on the consolidated balance sheets approximate their fair value due to the short maturities of these items. The forward contracts were marked to market and therefore represent fair value. The fair values of these contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The following table summarizes the fair value of assets that are recorded in the Company’s consolidated financial statements as of October 31, 2018 and April 30, 2018 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of October 31, 2018
	Level 1	Level 2	Level 3
ASSETS:
Certificates of deposit	$4,500	$—	$—
Mutual funds	913	—	—
Total assets at fair value	$5,413	$—	$—

LIABILITIES
Foreign exchange forward contracts	—	$199	0
Total liabilities at fair value	$—	$199	$0

	As of April 30, 2018
	Level 1	Level 2	Level 3
ASSETS:
Certificates of deposit	$9,500	$—	$—
Mutual funds	1,057	—	—
Total assets at fair value	$10,557	$—	$—

There were no transfers between Level 1, Level 2 or Level 3 for assets measured at fair value on a recurring basis.

Note M--Loans Payable and Long-Term Debt

On December 29, 2017, the Company entered into the Credit Agreement, which provides for the Revolving Facility, the Initial Term Loan and the Delayed Draw Term Loan. Also on December 29, 2017, the Company borrowed the entire $250 million available under the Initial Term Loan and approximately $50 million under the Revolving Facility to fund, in part, the cash portion of the RSI Acquisition consideration and the Company’s transaction fees and expenses related to the RSI Acquisition. On February 12, 2018, the Company borrowed the entire $250 million under the Delayed Draw Term in connection with the refinancing of the RSI Notes and to repay, in part, amounts outstanding under the Revolving Facility. In connection with its entry into the Credit Agreement, the Company terminated its prior $35 million revolving credit facility with Wells Fargo. The Company is required to make specified quarterly installments on both the Initial Term Loan and the Delayed Draw Loan. As of October 31, 2018, $183.5 million remained outstanding on each of the Initial Term Loan and the Delayed Draw Loan, which approximate fair value, and no amount was outstanding on the Revolving Facility. The Credit Facilities mature on December 29, 2022.

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

The Credit Agreement includes certain affirmative and negative covenants, including negative covenants that restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create additional liens on its assets, make certain investments, dispose of its assets or engage in a merger or another similar transaction or engage in transactions with affiliates, subject, in each case, to the various exceptions and conditions described in the Credit Agreement. The negative covenants further restrict the Company’s ability to make certain restricted payments, including the payment of dividends and repurchase of common stock, in certain limited circumstances. In September 2018, the Company entered into an amendment to the Credit Agreement that amended the restricted payments covenant to (i) permit unlimited restricted payments so long as the “Total Funded Debt to EBITDA Ratio” would be less than or equal to 2.50 to 1.00 after giving effect to any such payment and no default or event of default has occurred and is continuing or would result from any such payment and (ii) permit up to an aggregate of $50 million in restricted payments not otherwise permitted under the Credit Agreement so long as no default or event of default has occurred and is continuing or would result from any such payment. As of October 31, 2108, the Company was in compliance with the covenants included in the Credit Agreement.

The Company’s obligations under the Credit Agreement are guaranteed by the Company’s subsidiaries and the obligations of the Company and its subsidiaries are secured by a pledge of substantially all of their respective personal property.

On February 12, 2018, the Company issued $350 million in aggregate principal amount of 4.875% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes mature on March 15, 2026 and interest on the Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year, which payments began on September 15, 2018. The Senior Notes are, and will be, fully and unconditionally guaranteed by each of the Company’s current and future wholly-owned domestic subsidiaries that guarantee the Company’s obligations under the Credit Agreement. The indenture governing the Senior Notes restricts the ability of the Company and the Company’s “restricted subsidiaries” to, as applicable, (i) incur additional indebtedness or issue certain preferred shares, (ii) create liens, (iii) pay dividends, redeem or repurchase stock or make other distributions or restricted payments, (iv) make certain investments, (v) create restrictions on the ability of the “restricted subsidiaries” to pay dividends to the Company or make other intercompany transfers, (vi) transfer or sell assets, (vii) merge or consolidate with a third party and (viii) enter into certain transactions with affiliates of the Company, subject, in each case, to certain qualifications and exceptions as described in the indenture. As of October 31, 2018, the Company and its restricted subsidiaries were in compliance with all covenants under the indenture governing the Senior Notes.

At October 31, 2018, the book value of the Senior Notes was $350 million and the fair value was $325 million, based on Level 2 inputs.

Note N--Income Taxes

The effective income tax rate for the three- and six-month periods ended October 31, 2018 was 27.2% and 25.4%, respectively, compared with 37.2% and 33.1% in the comparable periods in the prior fiscal year. The decrease in the effective tax rate for both the second quarter and first half of fiscal 2019, as compared to the comparable periods in the prior fiscal year, was primarily due to a benefit from the reduction in the tax rate enacted in connection with the Tax Cuts and Jobs Act of 2017 (H.R. 1) (the “Tax Act”) from 35% to 21%. This was partially offset by the decrease of the benefit from stock-based compensation transactions and the repeal of the domestic production activities deduction by the Tax Act. During the first half of fiscal 2019 and 2018, the Company recognized an excess tax benefit related to stock-based compensation transactions of $0.7 million and $2.3 million, respectively.
Comprehensive tax legislation enacted through the Tax Act on December 22, 2017 significantly modified U.S. corporate income tax law. In addition to its corporate income tax rate reduction, several other provisions of the Tax Act impacted the Company's financial statements and related disclosures for the year ended April 30, 2018 or will have an impact on taxes in future years.

The Company recognized the income tax effects of the Tax Act in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”) which provides SEC guidance on the application of ASC 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. Accordingly, the Company’s financial statements as of April 30, 2018 reflected provisional amounts for those impacts for which the accounting under ASC 740 was incomplete, but a reasonable estimate could be determined. For items under the Tax Act for which no reasonable estimate could be determined at the time, the Company continued to apply the tax law in effect prior to the enactment of the Tax Act. As of October 31, 2018, the Company is still in the process of completing the accounting for the impact of the Tax Act.

The Company recorded a provisional expense of $1.0 million related to the re-valuation of U.S. deferred taxes as of April 30, 2018. During the six months ended October 31, 2018, the company recorded $0.3 million of additional expense related to our pension deferred tax liability. No other changes were made to the provisional estimate and no additional measurement period adjustments were recorded. The Company may further adjust this amount in future periods if our interpretation of the Tax Act changes or as additional guidance from the U.S. Treasury becomes available.

As of April 30, 2018, the Company recorded a reduction in deferred tax assets related to executive compensation of $0.1 million. Guidance on this provision of the Tax Act was issued by the IRS during the quarter ended October 31, 2018. The Company has evaluated the guidance and has concluded no adjustment is needed to the estimate of the impact during the six months ended October 31, 2018. This estimate is provisional and the Company may further adjust these amounts in future periods if its interpretation of the Tax Act changes or as further additional guidance from the U.S. Treasury becomes available.

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

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the three- and six-months ended October 31, 2018 and 2017:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2018	2017	2018	2017
Home center retailers	$196,542	$80,305	$401,591	$170,025
Builders	169,596	145,769	334,680	283,744
Independent dealers and distributors	58,740	48,695	117,569	97,827
Net Sales	$424,878	$274,769	$853,840	$551,596

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

At October 31, 2018, the Company's two largest customers, Customers A and B, represented 26.9% and 22.0% of the Company's gross customer receivables, respectively. At October 31, 2017, Customers A and B represented 6.3% and 11.2% of the Company’s gross customer receivables, respectively.

 The following table summarizes the percentage of net sales to the Company's two largest customers for the three- and six-months ended October 31, 2018 and 2017:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Customer A	28.7	16.5	28.9	17.5
Customer B	17.5	12.7	18.1	13.3

NOTE Q—Restructuring Charges

On June 1, 2018, the Company implemented a reduction in force of approximately 56 employees nationwide.  Severance and outplacement charges relating to the reduction in force will total approximately $2.0 million and is expected to be substantially completed during fiscal 2019. A reserve for restructuring charges of $1.2 million is included in accrued compensation and related expenses in the consolidated balance sheets.

Restructuring reserve balance as of May 1, 2018	$—
Expense	2,035
Payments	(863)
Restructuring reserve balance as of October 31, 2018	$1,172

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims that were deemed to be either probable or reasonably possible was not material as of October 31, 2018.

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

Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report, including elsewhere in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and under Item 1A, "Risk Factors," and also in the Company's most recent Annual Report on Form 10-K for the fiscal year ended April 30, 2018, filed with the SEC, including under Item 1A, "Risk Factors," Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."  While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a material adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Overview

American Woodmark Corporation manufactures and distributes kitchen, bath and home organization products for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors.  On October 31, 2018, the Company operated eighteen manufacturing facilities in the United States and Mexico and seven primary service centers located throughout the United States.

On December 29, 2017, we completed the acquisition of RSI, a leading manufacturer of kitchen, bath and home organization products. For the three- and six-month periods ended October 31, 2018, the consolidated results include three- and six-months of RSI activity and in the prior year three- and six-months ended October 31, 2017, no RSI activity is included.

The three-month period ended October 31, 2018 was the Company’s second quarter of its fiscal year that ends on April 30, 2019 (“fiscal 2019”).  During the second quarter of fiscal 2019, the Company continued to experience improving market conditions from the housing market downturn that began in 2007.

The Company’s remodeling-based business was impacted by the following trends during the second quarter of the Company’s fiscal 2019:

•
Residential investment as a percentage of gross domestic product as tracked by the U.S. Department of Commerce for the third calendar quarter of 2018 stayed the same at 3.3% compared with the same period in the prior year;

•
The median price per existing home sold rose during the third calendar quarter of 2018 compared to the same period one year ago by 4.5% according to data provided by the National Association of Realtors, and existing home sales decreased 2.4% during the third calendar quarter of 2018 compared to the same period in the prior year;

•	The unemployment rate improved to 3.7% as of October 2018 compared to 4.1% as of October 2017 according to data provided by the U.S. Department of Labor;

•
Mortgage interest rates increased with a thirty-year fixed mortgage rate of approximately 4.83% in October 2018, an increase of approximately 93 basis points compared to the same period in the prior year, according to Freddie Mac; and

•	Consumer sentiment as tracked by Thomson Reuters/University of Michigan decreased from 100.7 in October 2017 to 98.6 in October 2018.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, housing affordability and sales reported by the Kitchen Cabinet Manufacturers Association (“KCMA”), a trade organization that issues the aggregate sales that have been reported by its members including the largest cabinet manufacturers in the United States.  Based on the totality of factors listed above, the Company believes that the cabinet remodeling market increased in the mid-single digits during the second quarter of fiscal 2019.

The Company’s remodeling sales, which consist of our independent dealer and distributor channel sales and home center retail sales, increased 97% during the second quarter and 94% during the first half of fiscal 2019 compared to the same prior-year period. Our independent dealer and distributor channel grew by 20% during the second quarter and 20% during the first half of fiscal 2019 when compared to the comparable prior-year period and management believes that the Company has continued to improve market share in this channel.  Our home center channel grew by 138% during the second quarter and 132% during the first half of fiscal 2019 when compared to the comparable prior-year period.  Much of this growth is attributable to the results from the RSI Acquisition which accounted for 43% of our remodeling sales during the second quarter of fiscal 2019 and 43% during the first half of fiscal 2019. Core sales increased 12% during the second quarter and 10% during the first half of fiscal 2019 compared to the same prior-year period. Excluding the impact of RSI sales, management believes the Company increased share within the home center channel during the current period.

Regarding new construction markets, the Company believes that fluctuations in single-family housing starts are the best indicator of cabinet activity.  Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts rose approximately 1.0% during the second quarter of the Company’s fiscal 2019 over the comparable prior year period. Housing completions over the second fiscal quarter averaged an increase of 9.0% versus the prior year second fiscal quarter.

Sales in the new construction channel increased 16% in the second quarter and 18% during the first half of fiscal 2019, 10% of which was attributable to the inclusion of three- and six-months of results from the RSI Acquisition, when compared with the same periods of fiscal 2018. The Company believes it over indexed the market due to mix and share gains with existing customers.

The Company’s total net sales rose 55% during the second quarter and 55% during the first half of fiscal 2019 compared to the same prior-year period, which management believes was driven primarily by a rise in overall market activity plus sales from the RSI Acquisition.

On June 1, 2018, the Company implemented a reduction in force of approximately 56 employees nationwide.  Severance and outplacement charges relating to the reduction in force will total approximately $2.0 million and is expected to be completed during fiscal 2019.

The Company earned net income of $18.5 million for the second quarter of fiscal 2019, compared with $19.8 million in the second quarter of its prior fiscal year, and earned net income of $43.3 million for the first half of fiscal 2019, compared with $42.0 million in the same period of the prior year.

Results of Operations

	Three Months Ended			Six Months Ended
	October 31,			October 31,
(in thousands)	2018	2017	Percent Change	2018	2017	Percent Change

Net sales	$424,878	$274,769	55%	$853,840	$551,596	55%
Gross profit	86,762	57,335	51	182,498	115,829	58
Selling and marketing expenses	22,986	18,077	27	45,924	36,230	27
General and administrative expenses	28,718	8,443	240	58,548	17,957	226

Net Sales. Net sales were $424.9 million for the second quarter of fiscal 2019, an increase of 55% compared with the second quarter of fiscal 2018.  For the first six months of fiscal 2019, net sales were $853.8, reflecting a 55% increase compared to the same period of fiscal 2018. The increase in net sales during the second quarter of fiscal 2019 was driven by three months of sales from the RSI Acquisition of $127.2 million and core growth of 8%. The increase in net sales during the first six months of fiscal 2019 was driven by six months of sales from the RSI Acquisition of $257.1 million and core growth of 8%.

Gross Profit.  Gross profit margin for the second quarter of fiscal 2019 was 20.4%, compared with 20.9% for the same period of fiscal 2018.  Gross profit margin was 21.4% for the first half of fiscal 2019, compared with 21.0% in the first half of fiscal 2018. Gross margin in the second quarter of fiscal 2019 was favorably impacted by higher sales volumes, mix and overhead cost leverage due to higher volumes. These favorable impacts were more than offset by higher transportation costs, tariffs, raw material inflation, and operating inefficiencies. Gross margin in the first six months was favorably impacted by higher sales volumes, mix and overhead cost leverage due to higher volumes. These favorable impacts were partially offset by higher transportation costs, tariffs, and raw material inflation.

Selling and Marketing Expenses.  Selling and marketing expenses were 5.4% of net sales in the second quarter of fiscal 2019, compared with 6.6% of net sales for the same period in fiscal 2018.  For the first six months of fiscal 2019, selling and marketing expenses were 5.4% of net sales, compared with 6.6% of net sales for the same period of fiscal 2018. Selling and marketing expenses as a percentage of net sales decreased during the second quarter and first six months of fiscal 2019 as a result of leverage from higher sales and lower advertising costs.

General and Administrative Expenses.  General and administrative expenses were 6.8% of net sales in the second quarter of fiscal 2019, compared with 3.1% of net sales in the second quarter of fiscal 2018 and 6.9% of net sales in the first half of fiscal 2019 compared with 3.3% of net sales in the same period in fiscal 2018. The increase in general and administrative expenses as a percentage of net sales during the second quarter and first six months of fiscal 2019 was driven by amortization of intangibles of $12.2 million and $24.5 million, respectively, acquisition related expenses and higher incentive compensation costs.

Effective Income Tax Rates.  The Company’s effective income tax rate for the three- and six-month periods ended October 31, 2018 and 2017 was 27.2% and 25.4%, respectively, compared with 37.2% and 33.1%, respectively, in the comparable periods of the prior fiscal year. The decrease in the effective income tax rate for the second quarter and first half of fiscal 2019 as compared to the comparable periods in the prior fiscal year, was primarily due to a benefit from the reduction in the federal corporate tax rate enacted in connection with the Tax Act from 35% to 21%. This was partially offset by the decrease of the benefit from stock-based compensation transactions and the repeal of the domestic production activities deduction by the Tax Act.

Non-GAAP Financial Measures. We have reported our financial results in accordance with generally accepted accounting principles (GAAP). In addition, we have discussed our financial results using the non-GAAP measures described below.

Management believes that these non-GAAP financial measures provide an additional means of analyzing the current period’s results against the corresponding prior period’s results. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP. Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

Adjusted EPS per diluted share

We use Adjusted EPS per diluted share in evaluating the performance of our business and profitability. Management believes that this measure provides useful information to investors by offering additional ways of viewing the Company’s results by providing an indication of performance and profitability excluding the impact of unusual and/or non-cash items. We define Adjusted EPS per diluted share as diluted earnings per share excluding the per share impact of (1) expenses related to the RSI Acquisition, (2) inventory step-up amortization due to the increase in the fair value of inventory acquired through the RSI Acquisition, (3) the amortization of intangible assets, and (4) the tax benefit of the RSI Acquisition expenses and the inventory step-up and intangible amortization. The amortization of intangible assets is driven by the RSI Acquisition and will recur in future periods. Management has determined that excluding amortization of intangible assets from our definition of Adjusted EPS per diluted share will better help it evaluate the performance of our business and profitability and we have also received similar feedback from some of our investors.

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

Net sales excluding RSI sales

To better understand and compare the performance of our core American Woodmark business by our management and our investors, we believe it is helpful to subtract the amount of sales from our recently acquired and now wholly-owned subsidiary, RSI, from our net sales and we report this amount with our quarterly earnings announcements. We may discontinue using this non-GAAP financial measure at a later juncture once RSI has become fully integrated into our Company and the quarter to quarter comparisons of our core business are no longer as helpful to compare performance.

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth in the following tables:

Reconciliation of Net Sales and Percentage of Net Sales Excluding RSI
	Three Months Ended			Six Months Ended
	October 31,			October 31,
(in thousands)	2018	2017	Percent Change	2018	2017	Percent Change

Net sales excluding RSI	$297,676	$274,769	8%	$596,712	$551,596	8%
RSI sales	127,202	—	—	257,128	—	—
Net Sales	$424,878	$274,769	55%	853,840	551,596	55%

Reconciliation of Adjusted Non-GAAP Financial Measures to the GAAP Equivalents
	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2018	2017	2018	2017

Net income (GAAP)	$18,488	$19,755	$43,255	$42,036
Add back:
Income tax expense	6,921	11,708	14,693	20,799
Interest (income) expense, net	8,943	(631)	18,368	(1,148)
Depreciation and amortization expense	11,458	5,441	22,226	10,977
Amortization of customer relationship intangibles and trademarks	12,250	—	24,500	—
EBITDA (Non-GAAP)	$58,060	$36,273	$123,042	$72,664
Add back:
Acquisition related expenses (1)	649	—	3,410	—
Unrealized loss on foreign exchange forward contracts (2)	993	—	199	—
Stock compensation expense	836	664	1,622	1,609
Loss on asset disposal	230	52	584	84
Adjusted EBITDA (Non-GAAP)	$60,768	$36,989	$128,857	$74,357

Net Sales	$424,878	$274,769	$853,840	$551,596
Adjusted EBITDA margin (Non-GAAP)	14.3%	13.5%	15.1%	13.5%
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

Adjusted EBITDA. Adjusted EBITDA for the second fiscal quarter was $60.8 million or 14.3% of net sales compared to $37.0 million or 13.5% of net sales for the same quarter of the prior fiscal year. Adjusted EBITDA for the first six months of the fiscal year was $128.9 million or 15.1% of net sales compared to $74.4 million or 13.5% of net sales for the same period of the prior fiscal year. These increases are primarily due to sales growth in the current year and the inclusion of three and six months of results for RSI.

Reconciliation of Net Income to Adjusted Net Income
	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands, except share data)	2018	2017	2018	2017

Net income (GAAP)	$18,488	$19,755	$43,255	$42,036
Add back:
Acquisition related expenses	649	—	3,410	—
Amortization of customer relationship intangibles
and trademarks	12,250	—	24,500	—
Tax benefit of add backs	(3,291)	—	(7,089)	—
Adjusted net income (Non-GAAP)	$28,096	$19,755	$64,076	$42,036

Weighted average diluted shares	17,588,449	16,268,078	17,589,767	16,319,224
Adjusted EPS per diluted share (Non-GAAP)	$1.60	$1.21	$3.64	$2.58

Outlook.  The Company tracks several metrics, including but not limited to housing starts, existing home sales, mortgage interest rates, new jobs growth, GDP growth and consumer confidence, which it believes are leading indicators of overall demand for kitchen and bath cabinetry.

The Company believes that housing starts will grow, driven by low unemployment rates and growth in new household formation. Based on available information, it is expected that new residential construction starts will grow approximately 3 to 4% during fiscal 2019, which reflects an anticipated lower rate of growth in the second half of fiscal 2019 as compared to the first half of the fiscal year. The Company’s new residential construction direct business is expected to increase organically at approximately the market rate for single family housing starts.

The Company expects that while the cabinet remodeling market will show modest improvement during fiscal 2019, it will continue to be below historical averages. The Company expects that industry-wide cabinet remodeling sales will continue to be challenged until economic trends remain consistently favorable. Growth is expected at roughly a mid-single digit rate during the Company’s fiscal 2019. The Company’s home center market share will remain at normalized levels for fiscal 2019 after annualizing for market losses in the in-stock business, however this is heavily dependent upon competitive promotional activity. The Company expects to continue to gain market share in its growing dealer/distributor business during fiscal 2019.

In total, the Company expects that it will grow core sales at a mid-single digit rate in fiscal 2019 with total sales growth of approximately 32 to 33%. Margins will be challenged with increases in labor costs, raw materials, tariffs, fuel and transportation rates. The Company expects adjusted EBITDA margins for fiscal 2019 of 14.75 to 15.25% depending upon synergy timing and execution, and the significance of inflation and transportation rate increases.

Due to the recently announced increase in tariffs on imported materials from China, and assuming tariffs rise to 25% on January 1, 2019, we could be exposed to approximately $14 million of potential annual direct cost increases.  We will work to mitigate the impact of these tariffs through a combination of price increases, supplier negotiations, supply chain repositioning and other internal productivity measures.

Liquidity and Capital Resources

The RSI Acquisition significantly affected the Company’s financial condition, liquidity and cash flow. See Note C--Acquisition of RSI Home Products, Inc. for a table detailing the preliminary purchase price. The Company’s cash and cash equivalents and investments in certificates of deposit totaled $62.4 million at October 31, 2018, representing a $25.5 million decrease from its April 30, 2018 levels.  At October 31, 2018, total long-term debt (including current maturities) was $722.4 million, a decrease of $91.6 million from its balance at April 30, 2018.  The Company’s ratio of long-term debt to total capital was 53.8% at October 31, 2018, compared with 58.2% at April 30, 2018.

The Company’s main source of liquidity is its cash and cash equivalents on hand and cash generated from its operating activities. The Company can also borrow up to $100 million under the Revolving Facility. Approximately $92.5 million was available under this facility as of October 31, 2018.

The Company borrowed $250 million under the Initial Term Loan on December 29, 2017 in connection with the closing of the RSI Acquisition and borrowed an additional $250 million under the Delayed Draw Term Loan on February 12, 2018 in connection with the refinancing of the RSI Notes. Amounts outstanding under the Credit Facilities bear interest based on a fluctuating rate measured by reference to either, at the Company’s option, a base rate plus an applicable margin ranging between 0.25% and 1.25% or LIBOR plus an applicable margin ranging between 1.25% and 2.25%, with the applicable margin being determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” The initial applicable margin with respect to base rate loans was 1.00% and the initial applicable margin with respect to LIBOR loans was 2.00%. The initial commitment fee was 0.25%. As of October 31, 2018, the applicable margin with respect to base rate loans and LIBOR loans was 1.00% and 2.00%, respectively, and the commitment fee was 0.25%.

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

Cash provided by operating activities in the first six months of fiscal 2019 was $107.7 million, compared with $41.8 million in the comparable period of fiscal 2018.  The increase in the Company’s cash from operating activities was driven primarily by an increase in net income excluding non-cash items (primarily depreciation and amortization and changes in deferred taxes) and cash inflows from customer receivables, income taxes receivable and accrued compensation and related expenses compared to outflows in the first six months of the prior year.

The Company’s investing activities primarily consist of purchases and maturities of certificates of deposit, investment in property, plant and equipment and promotional displays.  Net cash used for investing activities was $19.7 million in the first six months of fiscal 2019, compared with $31.1 million in the comparable period of fiscal 2018. The decrease in cash used was due to a net decrease in purchases and maturities of certificates of deposit offset by the acquisition of RSI.

During the first six months of fiscal 2019, net cash used by financing activities was $108.5 million, compared with $25.1 million in the comparable period of the prior fiscal year.  The increase in cash used was primarily driven by the Company’s payments of long-term debt of $94.1 million offset by the Company's repurchase of 189,633 shares of common stock at a cost of $13.2 million, a decrease of $10.3 million from prior year.

Under a stock repurchase authorization approved by its Board of Directors (the "Board") on November 30, 2016, the Company was authorized to purchase up to $50 million of the Company's common shares. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Credit Agreement and the indenture governing the Senior Notes, and other factors management deems relevant. The Board suspended the Company's stock repurchase program in conjunction with the RSI Acquisition. On August 23, 2018, the Board reinstated the program. At October 31, 2018, $22.8 million remained authorized by the Board to repurchase the Company’s common shares. The Company purchased a total of 189,633 common shares, for an aggregate purchase price of $13.2 million, during the first six months of fiscal 2019, under the authorization. See Part II. Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" for further information on share repurchases, including a discussion of the authorization of an additional stock repurchase program of up to an additional $14 million by the Company's Board of Directors on November 28, 2018.

On November 28, 2018, the Board approved up to $5 million of discretionary funding to reduce its defined benefit pension liabilities.

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

The Revolving Facility, Initial Term Loan and Delayed Draw Term Loan include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of October 31, 2018 would increase our annual interest expense by approximately $3.7 million.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2018.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.  We acquired RSI on December 29, 2017 and have not yet included RSI in our assessment of the effectiveness of our internal control over financial reporting. Accordingly, pursuant to the Securities and Exchange Commission's general guidance that a recently acquired business may be omitted from the scope of such assessment for up to one year from the date of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include internal control over financial reporting related to RSI.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended October 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the Company’s business.  The Company is not party to any material litigation that does not constitute ordinary, routine litigation incidental to its business.

Item 1A. Risk Factors

Other than the item mentioned below, there has been no material change in the risk factors set forth under Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2018.

Recently enacted tariffs on certain goods imported from China could adversely affect our business.

Effective September 2018, the current U.S. administration imposed a 10% tariff on certain goods imported into the United States from China with the potential for the tariffs to increase to 25% on January 1, 2019. We could be exposed to potential annual direct cost increases between $5.6 million (10% tariff) and $14 million (25% tariff) due to these recently enacted tariffs. Inability to pass through price increases, negotiate discounts with suppliers, reposition our supply chain or implement other internal productivity measures to mitigate these cost increases may have a material adverse impact on sales volume, earnings and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details share repurchases made by the Company during the second quarter of fiscal 2019:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (000)
	(1)	Per Share	Programs	(1)
August 1 - 31, 2018	—	$—	—	$35,968
September 1 - 30, 2018	33,462	$81.59	33,462	$33,237
October 1 - 31, 2018	156,171	$67.59	156,171	$22,769
Quarter ended October 31, 2018	189,633	$70.49	189,633	$22,769

(1) Under a stock repurchase authorization approved by its Board of Directors (the "Board") on November 30, 2016, the Company was authorized to purchase up to $50 million of the Company's common shares. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Credit Agreement and the indenture governing the Senior Notes, and other factors management deems relevant. The Board suspended the Company's stock repurchase program in conjunction with the RSI Acquisition. On August 23, 2018, the Board reinstated the program. Management expects to fund share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. At October 31, 2018, $22.8 million remained authorized by the Board to repurchase the Company’s common shares. The Company purchased a total of 189,633 common shares, for an aggregate purchase price of $13.2 million, during the first six months of fiscal 2019, under the authorization pursuant to a repurchase plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

On November 28, 2018, the Board of Directors of the Company authorized an additional stock repurchase program of up to $14 million of the Company's common shares. This authorization is in addition to the stock repurchase program authorized on November 30, 2016. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Company's revolving credit facility, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. The November 28, 2018 authorization is not reflected in the table above since it occurred after the quarter ended.
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

3.2	Bylaws – as amended and restated November 27, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed on November 28, 2018; Commission File No. 000-14798).

10.1
Amendment No. 1, dated as of September 7, 2018, to the Credit Agreement, dated as of December 29, 2017, among American Woodmark Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on September 11, 2018; Commission File No. 000-14798).

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

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/ M. Scott Culbreth
M. Scott Culbreth
Senior Vice President and Chief Financial Officer

Date: November 30, 2018
Signing on behalf of the registrant and
as principal financial and accounting officer