Form 10-Q
period 2019-01-31
AMERICAN WOODMARK CORP
filed 2019-02-27
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	January 31, 2019

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-14798

American Woodmark Corporation
(Exact name of registrant as specified in its charter)

Virginia		54-1138147
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

561 Shady Elm Road, Winchester, Virginia		22602
(Address of principal executive offices)		(Zip Code)

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

As of February 26, 2019, 16,869,273 shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	January 31, 2019	April 30, 2018
ASSETS
Current assets
Cash and cash equivalents	$42,009	$78,410
Investments - certificates of deposit	2,500	8,000
Customer receivables, net	117,198	136,355
Inventories	116,116	104,801
Income taxes receivable	791	25,996
Prepaid expenses and other	13,884	10,805
Total current assets	292,498	364,367
Property, plant and equipment, net	211,977	218,102
Investments - certificates of deposit	—	1,500
Customer relationship intangibles, net	224,528	258,778
Trademarks, net	6,389	8,889
Goodwill	767,612	767,451
Promotional displays, net	12,943	12,189
Deferred income taxes	726	732
Other assets	16,163	13,337
TOTAL ASSETS	$1,532,836	$1,645,345
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$56,988	$71,096
Current maturities of long-term debt	2,300	4,143
Accrued compensation and related expenses	49,406	48,682
Accrued marketing expenses	12,589	19,289
Other accrued expenses	21,229	27,245
Total current liabilities	142,512	170,455
Long-term debt, less current maturities	709,818	809,897
Deferred income taxes	66,284	71,563
Defined benefit pension liabilities	—	6,960
Other long-term liabilities	6,250	4,805
Shareholders' equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at January 31, 2019: 16,965,544;
at April 30, 2018: 17,503,922	353,887	361,158
Retained earnings	302,233	269,576
Accumulated other comprehensive loss -
Defined benefit pension plans	(48,148)	(49,069)
Total shareholders' equity	607,972	581,665
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,532,836	$1,645,345
See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2019	2018	2019	2018

Net sales	$384,080	$292,791	$1,237,920	$844,387
Cost of sales and distribution	307,227	242,412	978,569	678,179
Gross Profit	76,853	50,379	259,351	166,208

Selling and marketing expenses	22,215	19,167	68,139	55,397
General and administrative expenses	27,462	23,492	86,010	41,442
Restructuring charges, net	26	—	2,061	—
Operating Income	27,150	7,720	103,141	69,369

Interest expense, net	8,836	4,035	27,204	2,887
Other income, net	(5,812)	(79)	(6,137)	(117)
Income Before Income Taxes	24,126	3,764	82,074	66,599

Income tax expense	5,717	1,768	20,410	22,567

Net Income	$18,409	$1,996	$61,664	$44,032

Weighted Average Shares Outstanding
Basic	17,186,456	16,578,235	17,425,385	16,349,716
Diluted	17,216,327	16,690,760	17,466,936	16,461,509

Net earnings per share
Basic	$1.07	$0.12	$3.54	$2.69
Diluted	$1.07	$0.12	$3.53	$2.67

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2019	2018	2019	2018

Net income	$18,409	$1,996	$61,664	$44,032

Other comprehensive income, net of tax:
Change in pension benefits, net of deferred taxes of $(105) and $(138), and $(315) and $(450) for the three and nine months ended January 31, 2019 and 2018, respectively	307	262	921	750

Total Comprehensive Income	$18,716	$2,258	$62,585	$44,782

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	LOSS	EQUITY
Balance, May 1, 2017	16,232,775	$168,835	$224,031	$(40,417)	$352,449

Net income	—	—	22,281	—	22,281
Other comprehensive income,
net of tax	—	—	—	244	244
Stock-based compensation	—	945	—	—	945
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	79,071	(1,490)	—	—	(1,490)
Stock repurchases	(56,700)	(479)	(5,083)	—	(5,562)
Employee benefit plan
contributions	36,264	3,554	—	—	3,554
Balance, July 31, 2017	16,291,410	$171,365	$241,229	$(40,173)	$372,421

Net income	—	—	19,755	—	19,755
Other comprehensive income,
net of tax	—	—	—	244	244
Stock-based compensation	—	664	—	—	664
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	7,214	(2)	—	—	(2)
Stock repurchases	(194,541)	(1,637)	(16,301)	—	(17,938)
Balance, October 31, 2017	16,104,083	$170,390	$244,683	$(39,929)	$375,144

Net income	—	—	1,996	—	1,996
Other comprehensive income,
net of tax	—	—	—	262	262
Stock-based compensation	—	897	—	—	897
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	50	(2)	—	—	(2)
Stock issuance related to acquisition	1,457,568	189,849	—	—	189,849
Stock repurchases	(58,371)	(548)	(4,952)	—	(5,500)
Balance, January 31, 2018	17,503,330	$360,586	$241,727	$(39,667)	$562,646

Balance, May 1, 2018	17,503,922	$361,158	$269,576	$(49,069)	$581,665

Net income	—	—	24,767	—	24,767

Other comprehensive income,
net of tax	—	—	—	307	307
Stock-based compensation	—	786	—	—	786
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	43,048	(1,241)	—	—	(1,241)
Employee benefit plan
contributions	41,408	3,623	—	—	3,623
Balance, July 31, 2018	17,588,378	$364,326	$294,343	$(48,762)	$609,907

Net income	—	—	18,488	—	18,488
Other comprehensive income,
net of tax	—	—	—	307	307
Stock-based compensation	—	836	—	—	836
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	5,880	—	—	—	—
Stock repurchases	(189,633)	(3,602)	(9,597)	—	(13,199)
Balance, October 31, 2018	17,404,625	$361,560	$303,234	$(48,455)	$616,339

Net income	—	—	18,409	—	18,409
Other comprehensive income,
net of tax	—	—	—	307	307
Stock-based compensation	—	668	—	—	668
Stock repurchases	(439,081)	(8,341)	(19,410)	—	(27,751)
Balance, January 31, 2019	16,965,544	$353,887	$302,233	$(48,148)	$607,972

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	January 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$61,664	$44,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,284	21,662
Net loss on disposal of property, plant and equipment	661	266
Amortization of debt issuance costs	2,054	—
Unrealized gain on foreign exchange forward contracts	(291)	—
Gain on insurance recoveries	(580)	—
Stock-based compensation expense	2,290	2,506
Deferred income taxes	(5,757)	13,839
Pension contributions in excess of expense	(7,727)	(20,526)
Net gain on debt forgiveness and modification	(5,171)	—
Contributions of employer stock to employee benefit plan	3,623	3,554
Other non-cash items	(222)	(546)
Changes in operating assets and liabilities:
Customer receivables	19,201	(3,577)
Income taxes receivable	27,265	(8,652)
Inventories	(11,731)	235
Prepaid expenses and other assets	(5,726)	(6,639)
Accounts payable	(8,323)	(1,373)
Accrued compensation and related expenses	724	(4,495)
Marketing and other accrued expenses	(4,288)	8,595
Net cash provided by operating activities	137,950	48,881

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(26,294)	(31,198)
Proceeds from sales of property, plant and equipment	59	14
Proceeds from insurance recoveries	580	—
Acquisition of business, net of cash acquired	(7,182)	(57,200)
Purchases of certificates of deposit	—	(25,000)
Maturities of certificates of deposit	7,000	86,750
Investment in promotional displays	(5,462)	(1,721)
Net cash used by investing activities	(31,299)	(28,355)

FINANCING ACTIVITIES
Payments of long-term debt	(100,631)	(21,397)
Proceeds from long-term debt	—	734
Proceeds from issuance of common stock	500	1,286
Repurchase of common stock	(40,950)	(29,000)
Withholding of employee taxes related to stock-based compensation	(1,739)	(2,779)
Debt issuance cost	(232)	(6,724)
Net cash used by financing activities	(143,052)	(57,880)

Net decrease in cash and cash equivalents	(36,401)	(37,354)

Cash and cash equivalents, beginning of period	78,410	176,978

Cash and cash equivalents, end of period	$42,009	$139,624

Supplemental cash flow information:
Non-cash investing and financing activities:
Long-term debt related to funding acquisition	$—	$300,000
Stock issuance in connection with acquisition	$—	$189,849
Property, plant and equipment included in accounts payable at period end	$462	$4,687
Net other assets and liabilities related to acquisition	$—	$6,154

Cash paid during the period for:
Interest	$23,442	$272
Income taxes	$13,109	$17,920

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2019.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2018 filed with the U.S. Securities and Exchange Commission (“SEC”).

On December 29, 2017, we completed the acquisition of RSI Home Products Inc. ("RSI"), a leading manufacturer of kitchen and bath cabinetry and home organization products. For the three-month and nine-month periods ended January 31, 2019, the consolidated results include three and nine months of RSI activity and in the prior year three and nine months ended January 31, 2018, only RSI activity from December 29, 2017 to January 31, 2018 is included.

Goodwill and Intangible Assets: Goodwill represents the excess of purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In accordance with accounting standards, when evaluating goodwill, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. There were no impairment charges related to goodwill for the three- and nine-month periods ended January 31, 2019 and 2018.

Intangible assets consist of customer relationship intangibles and trademarks. The Company amortizes the cost of intangible assets over their estimated useful lives, which range from 3 to 6 years, unless such lives are deemed indefinite. There were no impairment charges related to intangible assets for the three- and nine-month periods ended January 31, 2019 and 2018.

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

At January 31, 2019, the Company held forward contracts maturing from February 2019 to April 2019 to purchase 105.9 million Mexican pesos at exchange rates ranging from 20.28 to 20.47 Mexican pesos to one U.S. dollar. An asset of $0.3 million is recorded in other current assets on the consolidated balance sheets.

Reclassifications:  Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Note B--New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” ASU 2014-09 supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." ASU 2015-14 defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period. The Company adopted ASU 2014-09 as of May 1, 2018 and for periods thereafter using the modified retrospective approach, which was applied to all contracts not completed as of May 1, 2018. The cumulative effect of adopting the new revenue standard was not material. The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of this standard did not have a material impact on the three- and nine-month periods ended January 31, 2019 and the Company does not expect it to have a material impact on revenue or net income on an ongoing basis. See Note O, “Revenue Recognition,” for further information.

In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a “right-of-use” asset and lease liability but recognize related expenses in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. In January 2018, the FASB issued ASU 2018-01, which clarifies the application of the new leases guidance to land easements. In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11, which clarify certain guidance included in ASU 2016-02 and introduces a new optional transition method. The standard is effective for annual periods beginning after December 15, 2018. The standard provides for the option to elect a package of practical expedients upon adoption. The Company intends to adopt the standard on May 1, 2019 and is currently planning on electing the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and is evaluating the other practical expedients available under the guidance. The Company expects expanded financial statement note disclosure in addition to recognizing a right-of-use asset and lease liability for its operating leases on the balance sheet. In preparation for the adoption of the standard, the Company has procured a third-party software to track and manage the leases. The Company is currently in the process of importing lease data into the software, updating its accounting policy, and modifying its control environment accordingly, and will train personnel on the new standard and policy and the use of the software. The Company has not yet determined the impact of adopting the standard.

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

The Company accounted for the RSI Acquisition as a business combination, which requires the Company to record the assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of net assets acquired is recorded as goodwill. The Company has obtained the appraisals necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the Acquisition Date. During the quarter ended October 31, 2018, the Company finalized the purchase price allocation for the RSI Acquisition.

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

Supplemental Pro Forma Financial Information (unaudited)

The following table presents summarized unaudited pro forma financial information as if RSI had been included in the Company’s financial results for the three- and nine-month periods ended January 31, 2018:

	Three months ended	Nine months ended
	January 31,	January 31,
(in thousands)	2018	2018
Net Sales	$382,618	$1,207,775
Net Income (loss) (1)	$(1,507)	$45,812
Net earnings per share - basic	$(0.09)	$2.60
Net earnings per share - diluted	$(0.08)	$2.58
(1) Includes stock compensation expense of $23.1 million and $17.5 million for the three- and nine-month periods ended January 31, 2018, respectively, calculated under the intrinsic value method in measuring stock-based liability awards related to stock-based grants made by RSI prior to the RSI Acquisition.

The unaudited supplemental pro forma financial data for the three- and nine-month periods ended January 31, 2018 assumes the RSI Acquisition occurred on May 1, 2016 and has been calculated after applying the Company’s accounting policies and adjusting the historical results of RSI with pro forma adjustments, net of a statutory tax rate of 34.4%. Significant pro forma adjustments include the recognition of additional amortization expense of $5.0 million and $18.1 million, for the three and nine months ended January 31, 2018, related to acquired intangible assets (net of historical amortization expense of RSI) and additional net interest expense of $0.4 million and $2.7 million, for the three- and nine-month periods ended January 31, 2018, related to the $300.0 million borrowed under the Credit Agreement to finance the acquisition. Transaction expenses, net of tax, of $6.6 million and $6.3 million for the three and nine months ended January 31, 2018, respectively, were also excluded from net income.

There were no proforma adjustments for the three and nine months ended January 31, 2019.

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

Note D--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands, except per share amounts)	2019	2018	2019	2018
Numerator used in basic and diluted net earnings
per common share:
Net income	$18,409	$1,996	$61,664	$44,032
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	17,186	16,578	17,425	16,350
Effect of dilutive securities:
Stock options and restricted stock units	30	113	42	112
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	17,216	16,691	17,467	16,462
Net earnings per share
Basic	$1.07	$0.12	$3.54	$2.69
Diluted	$1.07	$0.12	$3.53	$2.67

The Company repurchased a total of 439,081 and 58,371 shares of its common stock during the three-month periods ended January 31, 2019 and 2018, respectively, and 628,714 and 309,612 shares of its common stock during the nine-month periods ended January 31, 2019 and 2018. An immaterial amount of potentially dilutive securities for the three- and nine-month periods ended January 31, 2019 were excluded from the calculation of net earnings per diluted share. There were no potentially dilutive securities for the three and nine-month periods ended January 31, 2018, which were excluded from the calculation of net earnings per diluted share.

Note E--Stock-Based Compensation

The Company has various stock-based compensation plans. During the three-months ended January 31, 2019, the Company did not grant any stock-based compensation awards to employees or non-employee directors. During the nine-months ended January 31, 2019, the Board of Directors of the Company approved grants of service-based RSUs and performance-based RSUs to key employees and non-employee directors. The employee performance-based RSUs totaled 45,615 units and the employee and non-employee director service-based RSUs totaled 30,335 units. The performance-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if they remain continuously employed with the Company (or, for non-employee directors, serving on the Board of Directors) until the units vest.  All of the Company’s RSUs granted to employees cliff-vest three years from the grant date, while RSUs granted to non-employee directors vest daily over a two-year period from the date of the grant.

For the three- and nine-month periods ended January 31, 2019 and 2018, stock-based compensation expense was allocated as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in thousands)	2019	2018	2019	2018
Cost of sales and distribution	$158	$256	$502	$777
Selling and marketing expenses	64	183	449	385
General and administrative expenses	446	458	1,339	1,344
Stock-based compensation expense	$668	$897	$2,290	$2,506

During the nine months ended January 31, 2019, the Company also approved grants of 4,057 cash-settled performance-based restricted stock tracking units ("RSTUs") and 2,243 cash-settled service-based RSTUs for more junior level employees.  Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of a share of the Company's common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of a share of the Company's common stock as of the payment date if they remain continuously employed with the Company until the units vest.  All of the RSTUs cliff-vest three years from the grant date.  Since the RSTUs will be settled in cash, the grant date fair value of these awards is recorded as a liability until the date of payment.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value.  The Company recognized expense of $0.1 million and $0.6 million for the three-month periods ended January 31, 2019 and 2018, respectively and $0.2 million and $1.0 million for the nine-month periods ended January 31, 2019 and 2018, respectively. A liability for payment of the RSTUs is included in the consolidated balance sheets in the amount of $0.5 million and $1.0 million as of January 31, 2019 and April 30, 2018, respectively.

Note F--Customer Receivables

The components of customer receivables were:

	January 31,	April 30,
(in thousands)	2019	2018
Gross customer receivables	$122,600	$142,622
Less:
Allowance for doubtful accounts	(284)	(259)
Allowance for returns and discounts	(5,118)	(6,008)

Net customer receivables	$117,198	$136,355

Note G--Inventories

The components of inventories were:

	January 31,	April 30,
(in thousands)	2019	2018
Raw materials	$50,216	$41,728
Work-in-process	46,176	44,905
Finished goods	35,069	34,111

Total FIFO inventories	131,461	120,744

Reserve to adjust inventories to LIFO value	(15,345)	(15,943)

Total inventories	$116,116	$104,801

Of the total inventory of $116.1 million, $64.1 million is carried under the FIFO method of accounting and $52.0 million is carried under the LIFO method as of January 31, 2019. Of the total inventory of $104.8 million, $56.6 million is carried under the FIFO method and $48.2 million is carried under the LIFO method as of April 30, 2018.

Note H--Property, Plant and Equipment

The components of property, plant and equipment were:

	January 31,	April 30,
(in thousands)	2019	2018
Land	$4,751	$4,751
Buildings and improvements	113,892	112,757
Buildings and improvements - capital leases	11,202	11,202
Machinery and equipment	287,065	274,723
Machinery and equipment - capital leases	30,391	30,270
Construction in progress	12,599	10,931
	459,900	444,634
Less accumulated amortization and depreciation	(247,923)	(226,532)

Total	$211,977	$218,102

Amortization and depreciation expense on property, plant and equipment amounted to $9.0 million and $5.1 million for the three-months ended January 31, 2019 and 2018, respectively, and $26.8 million and $12.9 million for the nine-months ended January 31, 2019 and 2018, respectively. Accumulated amortization on capital leases included in the above table amounted to $30.4 million and $30.0 million as of January 31, 2019 and April 30, 2018, respectively.

Note I--Intangibles

The components of intangible assets were:

(in thousands)	Weighted Average Amortization Period	Amortization Method	Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	6 years	Straight-line	$274,000	$49,472	$224,528
Trademarks	3 years	Straight-line	10,000	3,611	6,389
Intangible assets, net				$53,083	$230,917

Amortization expense for the three- and nine-months ended January 31, 2019 was $12.2 million and $36.7 million, respectively. Amortization expense for the three- and nine-months ended January 31, 2018 was $4.1 million, respectively.

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

The following is a reconciliation of the Company’s warranty liability, which is included in other accrued expenses on the balance sheet:

	Nine Months Ended
	January 31,
(in thousands)	2019	2018
Beginning balance at May 1	$4,045	$3,262
Acquisition	—	119
Accrual	18,406	14,943
Settlements	(18,315)	(14,760)

Ending balance at January 31	$4,136	$3,564

Note K--Pension Benefits

Effective April 30, 2012, the Company froze all future benefit accruals under the Company’s hourly and salary defined-benefit pension plans.

Net periodic pension (benefit) cost consisted of the following for the three- and six-month periods ended January 31, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2019	2018	2019	2018
Interest cost	$1,567	$1,431	$4,702	$4,295
Expected return on plan assets	(2,127)	(2,234)	(6,382)	(6,702)
Recognized net actuarial loss	412	401	1,236	1,201

Net periodic pension benefit	$(148)	$(402)	$(444)	$(1,206)

The Company contributed $7.3 million to its pension plans in the first nine months of fiscal 2019, which represents both required and discretionary funding, and does not expect to contribute any additional funds during the remainder of fiscal 2019. On November 28, 2018, the Board of Directors approved up to $5.0 million of discretionary funding which is included in the total contributions for the year. The Company made contributions of $19.3 million to its pension plans in fiscal 2018.

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

The Company's financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable and short-term debt on the consolidated balance sheets approximate their fair value due to the short maturities of these items. The forward contracts were marked to market and therefore represent fair value. The fair values of these contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The following table summarizes the fair value of assets that are recorded in the Company’s consolidated financial statements as of January 31, 2019 and April 30, 2018 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of January 31, 2019
	Level 1	Level 2	Level 3
ASSETS:
Certificates of deposit	$2,500	$—	$—
Mutual funds	922	—	—
Foreign exchange forward contracts	—	291	—
Total assets at fair value	$3,422	$291	$—

	As of April 30, 2018
	Level 1	Level 2	Level 3
ASSETS:
Certificates of deposit	$9,500	$—	$—
Mutual funds	1,057	—	—
Total assets at fair value	$10,557	$—	$—

There were no transfers between Level 1, Level 2 or Level 3 for assets measured at fair value on a recurring basis.

Note M--Loans Payable and Long-Term Debt

On December 29, 2017, the Company entered into the Credit Agreement, which provides for the Revolving Facility, the Initial Term Loan and the Delayed Draw Term Loan. Also on December 29, 2017, the Company borrowed the entire $250 million available under the Initial Term Loan and approximately $50 million under the Revolving Facility to fund, in part, the cash portion of the RSI Acquisition consideration and the Company’s transaction fees and expenses related to the RSI Acquisition. On February 12, 2018, the Company borrowed the entire $250 million under the Delayed Draw Term in connection with the refinancing of the RSI Notes and to repay, in part, amounts outstanding under the Revolving Facility. In connection with its entry into the Credit Agreement, the Company terminated its prior $35 million revolving credit facility with Wells Fargo. The Company is required to make specified quarterly installments on both the Initial Term Loan and the Delayed Draw Loan. As of January 31, 2019, $180.5 million remained outstanding on each of the Initial Term Loan and the Delayed Draw Loan, which approximate fair value, and no amount was outstanding on the Revolving Facility. The Credit Facilities mature on December 29, 2022.

Amounts outstanding under the Credit Facilities bear interest based on a fluctuating rate measured by reference to either, at the Company’s option, a base rate plus an applicable margin or LIBOR plus an applicable margin, with the applicable margin being determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” In addition, a letter of credit fee will accrue on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on LIBOR loans, payable quarterly in arrears. On January 25, 2019, the Company entered into an amendment to the Credit Agreement (the “Amendment”) that reduced the applicable margin for both LIBOR rate and base rate loans and reduced the commitment fee incurred on unused portions of the Revolving Facility.

The Credit Agreement includes certain financial covenants.  The Amendment amended these covenants by (i) removing the requirement to maintain a “Total Secured Debt to EBITDA Ratio” of no more than 2.50 to 1.00 and (ii) setting a maximum “Total Funded Debt to EBITDA Ratio”  as of the last day of any fiscal quarter ending through January 31, 2020 of no more than 3.50 to 1.00 and thereafter, of no more than 3.25 to 1.00 (with an increase to 3.75 to 1.00 for a certain period upon the consummation of a “Qualified Acquisition”). The maximum Total Funded Debt to EBITDA Ratio applicable prior to the Amendment was 3.75 to 1.00, which was scheduled, prior to the Amendment, to decrease to 3.50 to 1.00 beginning April 30, 2019 and to 3.25 to 1.00 beginning April 30, 2020.

The Credit Agreement includes certain additional covenants, including negative covenants that restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create additional liens on its assets, dispose of its assets or engage in a merger or another similar transaction or engage in transactions with affiliates, subject, in each case, to the various exceptions and conditions described in the Credit Agreement. The negative covenants further restrict the Company’s ability to make certain restricted payments, including the payment of dividends and repurchase of common stock, in certain limited circumstances. In

September 2018, the Company entered into an amendment to the Credit Agreement that amended the restricted payments covenant to (i) permit unlimited restricted payments so long as the “Total Funded Debt to EBITDA Ratio” would be less than or equal to 2.50 to 1.00 after giving effect to any such payment and no default or event of default has occurred and is continuing or would result from any such payment and (ii) permit up to an aggregate of $50 million in restricted payments not otherwise permitted under the Credit Agreement so long as no default or event of default has occurred and is continuing or would result from any such payment. The Amendment further amended the restricted payments covenant to increase the “Total Funded Debt to EBITDA Ratio” applicable to the exception permitting unlimited restricted payments discussed above to 2.75 to 1.00.  The negative covenants in the Credit Agreement also include a covenant restricting the Company’s ability to make certain investments.  Prior to the Amendment, the Credit Agreement included an exception to this covenant for investments in an aggregate amount not to exceed the “Cumulative Credit” so long as the Total Funded Debt to EBITDA Ratio was less than or equal to 3.00 to 1.00 after giving effect to any such investment and no default or event of default had occurred and was continuing or would result from any such investment. The Amendment removes the Cumulative Credit cap from this exception such that the Company may make unlimited investments so long as the Total Funded Debt to EBITDA Ratio and the absence of a default or event of default conditions noted in the prior sentence are satisfied.

As of January 31, 2019, the Company was in compliance with the covenants included in the Credit Agreement.

The Company’s obligations under the Credit Agreement are guaranteed by the Company’s subsidiaries and the obligations of the Company and its subsidiaries are secured by a pledge of substantially all of their respective personal property.

On February 12, 2018, the Company issued $350 million in aggregate principal amount of 4.875% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes mature on March 15, 2026 and interest on the Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year, which payments began on September 15, 2018. The Senior Notes are, and will be, fully and unconditionally guaranteed by each of the Company’s current and future wholly-owned domestic subsidiaries that guarantee the Company’s obligations under the Credit Agreement. The indenture governing the Senior Notes restricts the ability of the Company and the Company’s “restricted subsidiaries” to, as applicable, (i) incur additional indebtedness or issue certain preferred shares, (ii) create liens, (iii) pay dividends, redeem or repurchase stock or make other distributions or restricted payments, (iv) make certain investments, (v) create restrictions on the ability of the “restricted subsidiaries” to pay dividends to the Company or make other intercompany transfers, (vi) transfer or sell assets, (vii) merge or consolidate with a third party and (viii) enter into certain transactions with affiliates of the Company, subject, in each case, to certain qualifications and exceptions as described in the indenture. As of January 31, 2019, the Company and its restricted subsidiaries were in compliance with all covenants under the indenture governing the Senior Notes.

At January 31, 2019, the book value of the Senior Notes was $350 million and the fair value was $325 million, based on Level 2 inputs.

Economic Development Loans
In 2005, the Company entered into two separate loan agreements with the Maryland Economic Development Corporation and the County Commissioners of Allegany County as part of the Company’s capital investment and operations at the Allegany County, Maryland site.  The aggregate balance of these loan agreements was $2.2 million as of April 30, 2018.  The loan agreements expired at December 31, 2018.  Based on the employment levels maintained and the terms of the loan agreements, the Company expects that $2.1 million of aggregate principal and $0.9 million of accrued interest will be forgiven and has derecognized these liabilities into income. The Company expects to repay $0.1 million before the end of fiscal year 2019.
The Company had two loan agreements with the West Virginia Economic Development Authority as part of the Company’s capital investment and operations at the South Branch plan located in Hardy County, West Virginia. The loans expired on December 31, 2018 and aggregate principal of $2.3 million and accrued interest of $0.2 million was forgiven as the Company complied with certain employment levels at the facility.

Note N--Income Taxes

The effective income tax rate for the three- and nine-month periods ended January 31, 2019 was 23.7% and 24.9%, respectively, compared with 47.0% and 33.9% in the comparable periods in the prior fiscal year. The decrease in the effective tax rate for both the third quarter and first nine months of fiscal 2019, as compared to the comparable periods in the prior fiscal year, was primarily due to a benefit from the reduction in the tax rate enacted in connection with the Tax Cuts and Jobs Act of 2017 (H.R. 1) (the “Tax Act”) from 35% to 21%. Additionally, the revaluation of deferred tax assets and nondeductible acquisition related expenses resulted in a higher effective tax rate in the comparable periods in the prior fiscal year. This was partially offset by the decrease of the benefit from stock-based compensation transactions and the repeal of the domestic production activities deduction by the Tax Act.

During the first nine months of fiscal 2019 and 2018, the Company recognized an excess tax benefit related to stock-based compensation transactions of $0.7 million and $2.3 million, respectively.
Comprehensive tax legislation enacted through the Tax Act on December 22, 2017 significantly modified U.S. corporate income tax law. In addition to its corporate income tax rate reduction, several other provisions of the Tax Act impacted the Company's financial statements and related disclosures for the year ended April 30, 2018 or will have an impact on taxes in future years.

The Company recognized the income tax effects of the Tax Act in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”) which provides SEC guidance on the application of ASC 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. Accordingly, the Company’s financial statements as of April 30, 2018 reflected provisional amounts for those impacts for which the accounting under ASC 740 was incomplete, but a reasonable estimate could be determined. As of January 31, 2019, we consider the accounting for all impacts of the Tax Act complete.

The Company recorded a provisional expense of $1.0 million related to the re-valuation of U.S. deferred taxes as of April 30, 2018. During the nine months ended January 31, 2019, the company recorded $0.3 million of additional expense related to our pension deferred tax liability. No other changes were made to the provisional estimate and no additional measurement period adjustments were recorded.

As of April 30, 2018, the Company recorded a reduction in deferred tax assets related to executive compensation of $0.1 million. No further guidance on this provision of the Tax Act was issued by the IRS and no further adjustments were made during the quarter ended January 31, 2019.

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

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the three- and nine-months ended January 31, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2019	2018	2019	2018
Home center retailers	$186,001	$115,332	$587,592	$285,357
Builders	147,343	131,034	482,023	414,778
Independent dealers and distributors	50,736	46,425	168,305	144,252
Net Sales	$384,080	$292,791	$1,237,920	$844,387

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

At January 31, 2019, the Company's two largest customers, Customers A and B, represented 26.4% and 24.4% of the Company's gross customer receivables, respectively. At January 31, 2018, Customers A and B represented 31.3% and 22.0% of the Company’s gross customer receivables, respectively.

The following table summarizes the percentage of net sales to the Company's two largest customers for the three- and nine-months ended January 31, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2019	2018	2019	2018
Customer A	29.3	24.9	29.0	20.1
Customer B	19.2	14.6	18.4	13.7

NOTE Q—Restructuring Charges

On June 1, 2018, the Company implemented a reduction in force of approximately 54 employees nationwide.  Severance and outplacement charges relating to the reduction in force will total approximately $2.1 million and the reduction in force is expected to be substantially completed during fiscal 2019. A reserve for restructuring charges of $0.7 million is included in accrued compensation and related expenses in the consolidated balance sheets.

Restructuring reserve balance as of May 1, 2018	$—
Expense	2,061
Payments	(1,363)
Restructuring reserve balance as of January 31, 2019	$698

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims that were deemed to be either probable or reasonably possible was not material as of January 31, 2019.

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

•	a failure to attract and retain certain members of management or other key employees or other negative labor developments, including increases in the cost of labor;

•	risks associated with the implementation of our growth strategy;

•	risks related to sourcing and selling products internationally and doing business globally, including the imposition of tariffs or duties on those products;

•	unexpected costs resulting from a failure to maintain acceptable quality standards;

•	changes in tax laws or the interpretations of existing tax laws;

•	the occurrence of significant natural disasters, including earthquakes, fires, floods, and hurricanes or tropical storms;

•	the unavailability of adequate capital for our business to grow and compete;

•	increased buying power of large customers and the impact on our ability to maintain or raise prices;

•	the effect of the RSI Acquisition on our ability to retain customers, maintain relationships with suppliers and hire and retain key personnel;

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

Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report, including elsewhere in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and under Item 1A, "Risk Factors," and also in the Company's most recent Annual Report on Form 10-K for the fiscal year ended April 30, 2018, filed with the SEC, including under Item 1A, "Risk Factors," Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," and in the Company's Quarterly Report on Form 10-Q for the period ended October 31, 2018, filed with the SEC, under Item 1A. "Risk Factors."  While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a material adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Overview

American Woodmark Corporation manufactures and distributes kitchen, bath and home organization products for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors.  On January 31, 2019, the Company operated eighteen manufacturing facilities in the United States and Mexico and eight primary service centers located throughout the United States.

On December 29, 2017, we completed the acquisition of RSI, a leading manufacturer of kitchen, bath and home organization products. For the three- and nine-month periods ended January 31, 2019, the consolidated results include three- and nine-months of RSI activity and in the prior year three- and nine-months ended January 31, 2018, only RSI activity from December 29, 2017 to January 31, 2018 is included.

The three-month period ended January 31, 2019 was the Company’s third quarter of its fiscal year that ends on April 30, 2019 (“fiscal 2019”).

The Company’s remodeling-based business was impacted by the following trends during the third quarter of the Company’s fiscal 2019:

•
The median price per existing home sold rose during the fourth calendar quarter of 2018 compared to the same period one year ago by 3.6% according to data provided by the National Association of Realtors, and existing home sales decreased 7.4% during the fourth calendar quarter of 2018 compared to the same period in the prior year;

•	The unemployment rate improved to 4.0% as of January 2019 compared to 4.1% as of January 2018 according to data provided by the U.S. Department of Labor;

•
Mortgage interest rates increased with a thirty-year fixed mortgage rate of approximately 4.46% in January 2019, an increase of approximately 43 basis points compared to the same period in the prior year, according to Freddie Mac; and

•	Consumer sentiment as tracked by Thomson Reuters/University of Michigan decreased from 95.7 in January 2018 to 91.2 in January 2019.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, housing affordability and sales reported by the Kitchen Cabinet Manufacturers Association (“KCMA”), a trade organization that issues the aggregate sales that have been reported by its members including the largest cabinet manufacturers in the United States.  Based on the totality of factors listed above, the Company believes that the cabinet remodeling market increased in the low-single digits during the third quarter of fiscal 2019.

The Company’s remodeling sales, which consist of our independent dealer and distributor channel sales and home center retail sales, increased 46% during the third quarter and 76% during the first nine months of fiscal 2019 compared to the same prior-year period. Our independent dealer and distributor channel grew by 9% during the third quarter and 17% during the first nine months of fiscal 2019 when compared to the comparable prior-year period and management believes that the Company has continued to improve market share in this channel.  Our home center channel grew by 61% during the third quarter and 106% during the first nine months of fiscal 2019 when compared to the comparable prior-year period.  Much of this growth is attributable to the results from the RSI Acquisition which accounted for 48% of our remodeling sales during the third quarter of fiscal 2019 and 45% during the first nine months of fiscal 2019. Core sales decreased 3% during the third quarter and increased 6% during the first nine of fiscal 2019 compared to the same prior-year period. Excluding the impact of RSI sales, management believes the Company maintained share within the home center channel during the current period.

Regarding new construction markets, the Company believes that fluctuations in single-family housing starts are the best indicator of cabinet activity.  Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts declined approximately 3.7% during the third quarter of the Company’s fiscal 2019 over the comparable prior year period.

Sales in the new construction channel increased 12% in the third quarter and 16% during the first nine months of fiscal 2019, 8% and 10% of which was attributable to the inclusion of the two and eight incremental months of results, respectively, from the RSI Acquisition, when compared with the same periods of fiscal 2018. The Company believes it over indexed the market due to mix and share gains with existing customers.

The Company’s total net sales rose 31% during the third quarter and 47% during the first nine months of fiscal 2019 compared to the same prior-year period, which management believes was driven primarily by sales from the RSI Acquisition plus a rise in overall market activity.

On June 1, 2018, the Company implemented a reduction in force of approximately 54 employees nationwide.  Severance and outplacement charges relating to the reduction in force will total approximately $2.1 million and the reduction in force is expected to be completed during fiscal 2019.

The Company earned net income of $18.4 million for the third quarter of fiscal 2019, compared with $2.0 million in the third quarter of its prior fiscal year, and earned net income of $61.7 million for the first nine months of fiscal 2019, compared with $44.0 million in the same period of the prior year.

Results of Operations

	Three Months Ended			Nine Months Ended
	January 31,			January 31,
(in thousands)	2019	2018	Percent Change	2019	2018	Percent Change

Net sales	$384,080	$292,791	31%	$1,237,920	$844,387	47%
Gross profit	76,853	50,379	53	259,351	166,208	56
Selling and marketing expenses	22,215	19,167	16	68,139	55,397	23
General and administrative expenses	27,462	23,492	17	86,010	41,442	108

Net Sales. Net sales were $384.1 million for the third quarter of fiscal 2019, an increase of 31% compared with the third quarter of fiscal 2018.  For the first nine months of fiscal 2019, net sales were $1,237.9 million, reflecting a 47% increase compared to the same period of fiscal 2018. The increase in net sales during the third quarter of fiscal 2019 was driven by two additional months of sales from the RSI Acquisition of $88.6 million and core growth of 1%. The increase in net sales during the first nine months of fiscal 2019 was driven by eight additional months of sales from the RSI Acquisition of $345.7 million and core growth of 6%.

Gross Profit.  Gross profit margin for the third quarter of fiscal 2019 was 20.0%, compared with 17.2% for the same period of fiscal 2018.  Gross profit margin was 21.0% for the first nine months of fiscal 2019, compared with 19.7% in the first nine months of fiscal 2018. Gross margin in the third quarter and the first nine months of the current fiscal year was favorably impacted by higher sales volumes, price, mix and overhead cost leverage due to higher volumes. These favorable impacts were partially offset by higher transportation costs, tariffs and raw material inflation.  In addition, the prior year results included $6.3 million in inventory step-up amortization.

Selling and Marketing Expenses.  Selling and marketing expenses were 5.8% of net sales in the third quarter of fiscal 2019, compared with 6.5% of net sales for the same period in fiscal 2018.  For the first nine months of fiscal 2019, selling and marketing expenses were 5.5% of net sales, compared with 6.6% of net sales for the same period of fiscal 2018. Selling and marketing expenses as a percentage of net sales decreased during the third quarter and first nine months of fiscal 2019 as a result of leverage from higher sales.

General and Administrative Expenses.  General and administrative expenses were 7.2% of net sales in the third quarter of fiscal 2019, compared with 8.0% of net sales in the third quarter of fiscal 2018 and 6.9% of net sales in the first nine months of fiscal 2019 compared with 4.9% of net sales in the same period in fiscal 2018. The decrease in general and administrative expenses as a percentage of net sales during the third quarter was driven by leverage from higher sales and a reduction in acquisition related expenses of $9.6 million, which was partially offset by an additional $8.2 million of intangible assets amortization. The increase in general and administrative expenses as a percentage of net sales for the first nine months of fiscal 2019 was driven by additional amortization of intangible assets of $32.6 million, acquisition related expenses and higher incentive compensation costs.

Effective Income Tax Rates.  The Company’s effective income tax rate for the three- and nine-month periods ended January 31, 2019 and 2018 was 23.7% and 24.9%, respectively, compared with 47.0% and 33.9%, respectively, in the comparable periods of the prior fiscal year. The decrease in the effective income tax rate for the third quarter and first nine months of fiscal 2019 as compared to the comparable periods in the prior fiscal year, was primarily due to a benefit from the reduction in the federal corporate tax rate enacted in connection with the Tax Act from 35% to 21%. Additionally, the revaluation of deferred tax assets and nondeductible acquisition related expenses resulted in a higher effective tax rate in the comparable periods in the prior fiscal year. This was partially offset by the decrease of the benefit from stock-based compensation transactions and the repeal of the domestic production activities deduction by the Tax Act.

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

Adjusted EPS per diluted share

We use Adjusted EPS per diluted share in evaluating the performance of our business and profitability. Management believes that this measure provides useful information to investors by offering additional ways of viewing the Company’s results by providing an indication of performance and profitability excluding the impact of unusual and/or non-cash items. We define Adjusted EPS per diluted share as diluted earnings per share excluding the per share impact of (1) expenses related to the RSI acquisition and subsequent restructuring charges, (2) inventory step-up amortization due to the increase in the fair value of inventory acquired through the RSI acquisition, (3) the amortization of customer relationship intangibles and trademarks, (4) net gain on debt forgiveness and modification and (5) the tax benefit of RSI acquisition expenses and subsequent restructuring charges, the inventory step-up amortization, the net gain on debt forgiveness and modification and the amortization of customer relationship intangibles and trademarks. The amortization of intangible assets is driven by the RSI acquisition and will recur in future periods. Management has determined that excluding amortization of intangible assets from our definition of Adjusted EPS per diluted share will better help it evaluate the performance of our business and profitability and we have also received similar feedback from some of our investors regarding the same.

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

We define Adjusted EBITDA as net income adjusted to exclude (1) income tax expense, (2) interest (income) expense, net, (3) depreciation and amortization expense, (4) amortization of customer relationship intangibles and trademarks, (5) expenses related to the RSI acquisition and subsequent restructuring charges, (6) inventory step-up amortization due to the increase in the fair value of inventory acquired through the RSI acquisition, (7) stock-based compensation expense, (8) gain/loss on asset disposals, (9) unrealized gain/loss on foreign exchange forward contracts and (10) net gain on debt forgiveness and modification. We believe Adjusted EBITDA, when presented in conjunction with comparable GAAP measures, is useful for investors because management uses Adjusted EBITDA in evaluating the performance of our business.

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

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth in the following tables:

Reconciliation of Net Sales and Percentage of Net Sales Excluding RSI
	Three Months Ended			Nine Months Ended
	January 31,			January 31,
(in thousands)	2019	2018	Percent Change	2019	2018	Percent Change

Net sales excluding RSI	$256,940	$254,220	1%	$853,652	$805,816	6%
RSI sales (1)	127,140	38,571	230%	384,268	38,571	896%
Net Sales	$384,080	$292,791	31%	1,237,920	844,387	47%
(1) The current third fiscal quarter and first nine months results include two incremental months (November and December) and eight incremental months (May through December), respectively, of results from the Company’s acquisition of RSI, which closed December 29, 2017.

Reconciliation of Adjusted Non-GAAP Financial Measures to the GAAP Equivalents
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2019	2018	2019	2018

Net income (GAAP)	$18,409	$1,996	$61,664	$44,032
Add back:
Income tax expense	5,717	1,768	20,410	22,567
Interest expense, net	8,836	4,035	27,204	2,887
Depreciation and amortization expense	11,308	6,602	33,534	17,579
Amortization of customer relationship intangibles and trademarks	12,250	4,083	36,750	4,083
EBITDA (Non-GAAP)	$56,520	$18,484	$179,562	$91,148
Add back:
Acquisition related expenses (1)	593	10,163	4,002	10,163
Inventory step-up amortization	—	6,334	—	6,334
Unrealized gain on foreign exchange forward contracts (2)	(490)	—	(291)	—
Net gain on debt forgiveness and modification (3)	(5,171)	—	(5,171)	—
Stock-based compensation expense	668	897	2,290	2,506
Loss on asset disposal	76	147	661	280
Adjusted EBITDA (Non-GAAP)	$52,196	$36,025	$181,053	$110,431

Net Sales	$384,080	$292,791	$1,237,920	$844,387
Adjusted EBITDA margin (Non-GAAP)	13.6%	12.3%	14.6%	13.1%
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
(3) The Company had loans and interest forgiven relating to four separate economic development loans totaling $5.5 million and the Company incurred $0.3 million in loan modification expense related to an amendment to the credit agreement during the third quarter of fiscal 2019.

A reconciliation of Adjusted EBITDA and Adjusted EBITDA margin as projected for fiscal 2019 is not provided because we do not forecast Net income as we cannot, without unreasonable effort, estimate or predict with certainty various components of Net income.

Adjusted EBITDA. Adjusted EBITDA for the third fiscal quarter was $52.2 million or 13.6% of net sales compared to $36.0 million or 12.3% of net sales for the same quarter of the prior fiscal year. Adjusted EBITDA for the first nine months of the fiscal year was $181.1 million or 14.6% of net sales compared to $110.4 million or 13.1% of net sales for the same period of the prior fiscal year. The increase is primarily due to the inclusion of two incremental months during the current fiscal third quarter and eight incremental months during the current fiscal year of results for RSI.

Reconciliation of Net Income to Adjusted Net Income
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands, except share data)	2019	2018	2019	2018

Net income (GAAP)	$18,409	$1,996	$61,664	$44,032
Add back:
Acquisition related expenses	593	10,163	4,002	10,163
Inventory step-up amortization	—	6,334	—	6,334
Amortization of customer relationship intangibles
and trademarks	12,250	4,083	36,750	—
Net gain on debt forgiveness and modification	(5,171)	—	(5,171)
Tax benefit of add backs	(1,972)	(5,836)	(9,061)	(4,438)
Adjusted net income (Non-GAAP)	$24,109	$16,740	$88,184	$56,091

Weighted average diluted shares	17,216,327	16,690,760	17,466,936	16,461,509
Adjusted EPS per diluted share (Non-GAAP)	$1.40	$1.00	$5.05	$3.41

Outlook.  The Company tracks several metrics, including but not limited to housing starts, existing home sales, mortgage interest rates, new jobs growth, GDP growth and consumer confidence, which it believes are leading indicators of overall demand for kitchen and bath cabinetry.

The Company believes that housing starts will grow, driven by low unemployment rates and growth in new household formation. Based on available information, it is expected that new residential construction starts will grow approximately 2 to 3% during fiscal 2019. The Company’s new residential construction direct business is expected to increase at a rate faster than the market rate for single family housing starts.

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

In total, the Company expects that it will grow core sales at a mid-single digit rate in fiscal 2019 with total sales growth of approximately 32 to 33%. Margins will be challenged with increases in labor costs, raw materials, tariffs, and fuel and transportation rates. The Company expects adjusted EBITDA margins for fiscal 2019 of 14.7 to 15.0% depending upon synergy timing and execution, and the significance of inflation and transportation rate increases.

Due to the recently announced increase in tariffs on imported materials from China, and assuming tariffs rise to 25%, we could be exposed to approximately $8.5 million of potential annual direct cost increases.  We will work to mitigate the impact of these tariffs through a combination of price increases, supplier negotiations, supply chain repositioning and other internal productivity measures.

Liquidity and Capital Resources

The RSI Acquisition significantly affected the Company’s financial condition, liquidity and cash flow. See Note C--Acquisition of RSI Home Products, Inc. for a table detailing the preliminary purchase price. The Company’s cash and cash equivalents and investments in certificates of deposit totaled $44.5 million at January 31, 2019, representing a $43.4 million decrease from its

April 30, 2018 levels.  At January 31, 2019, total long-term debt (including current maturities) was $ 712.1 million, a decrease of $101.9 million from its balance at April 30, 2018.  The Company’s ratio of long-term debt to total capital was 53.9% at January 31, 2019, compared with 58.2% at April 30, 2018.

The Company’s main source of liquidity is its cash and cash equivalents on hand and cash generated from its operating activities. The Company can also borrow up to $100 million under the Revolving Facility. Approximately $92.5 million was available under this facility as of January 31, 2019.

The Company borrowed $250 million under the Initial Term Loan on December 29, 2017 in connection with the closing of the RSI Acquisition and borrowed an additional $250 million under the Delayed Draw Term Loan on February 12, 2018 in connection with the refinancing of the RSI Notes. Amounts outstanding under the Credit Facilities bear interest based on a fluctuating rate measured by reference to either, at the Company’s option, a base rate plus an applicable margin ranging between 0.00% and 1.00% or LIBOR plus an applicable margin ranging between 1.00% and 2.00%, with the applicable margin being determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” As of January 31, 2019, the applicable margin with respect to base rate loans and LIBOR loans was 0.75% and 1.75%, respectively, and the commitment fee was 0.20%.

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

Cash provided by operating activities in the first nine months of fiscal 2019 was $138.0 million, compared with $48.9 million in the comparable period of fiscal 2018.  The increase in the Company’s cash from operating activities was driven primarily by an increase in net income excluding non-cash items (primarily depreciation and amortization and changes in deferred taxes) and cash inflows from customer receivables, income taxes receivable and accrued compensation and related expenses compared to outflows in the first nine months of the prior year.

The Company’s investing activities primarily consist of purchases and maturities of certificates of deposit, investment in property, plant and equipment and promotional displays.  Net cash used for investing activities was $31.3 million in the first nine months of fiscal 2019, compared with $28.4 million in the comparable period of fiscal 2018. The increase in cash used was due to a net decrease in purchases and maturities of certificates of deposit offset by the acquisition of RSI.

During the first nine months of fiscal 2019, net cash used by financing activities was $143.1 million, compared with $57.9 million in the comparable period of the prior fiscal year.  The increase in cash used was primarily driven by the Company’s payments of long-term debt of $100.6 million, an increase of $79.2 million, offset by the Company's repurchase of 628,714 shares of common stock at a cost of $41.0 million, an increase of $12.0 million from prior year.

Under a stock repurchase authorization approved by its Board of Directors (the "Board") on November 30, 2016, the Company was authorized to purchase up to $50 million of the Company's common shares. The Board suspended the Company's stock repurchase program in conjunction with the RSI Acquisition. On August 23, 2018, the Board reinstated the program. On November 28, 2018, the Board of Directors of the Company authorized an additional stock repurchase program of up to $14 million of the Company's common shares. This authorization is in addition to the stock repurchase program authorized on November 30, 2016. Management expects to fund share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. At January 31, 2019, $9.0 million remained authorized by the Board to repurchase the Company’s common shares. The Company purchased a total of 628,714 common shares, for an aggregate purchase price of $41.0 million, during the first nine months of fiscal 2019 under the authorizations pursuant to a repurchase plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

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

Seasonal and Inflationary Factors

Our business has been subject to seasonal influences, with higher sales typically realized in our first and fourth fiscal quarters. General economic forces and changes in our customer mix have reduced seasonal fluctuations in revenue over the past few years. The costs of the Company’s products are subject to inflationary pressures and commodity price fluctuations.  The Company has generally been able over time to recover the effects of inflation and commodity price fluctuations through sales price increases.

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

The Revolving Facility, Initial Term Loan and Delayed Draw Term Loan include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of January 31, 2019 would increase our annual interest expense by approximately $3.6 million.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2019.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

Except as described below, there has been no change in the Company's internal control over financial reporting that occurred during the quarter ended January 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company acquired RSI on December 29, 2017.  As permitted by SEC guidance with respect to newly acquired businesses, the Company excluded RSI from the scope of its Sarbanes-Oxley Section 404 report on internal control over financial reporting for the year ended April 30, 2018.  During the quarter ended January 31, 2019, the Company completed the integration of RSI into the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the Company’s business.  The Company is not party to any material litigation that does not constitute ordinary, routine litigation incidental to its business.

Item 1A. Risk Factors

Risk factors that may affect the Company’s business, results of operations and financial condition are described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2018 and there have been no material changes from the risk factors disclosed, except as set forth below and in Part II, Item 1A, “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2018.  Additional risks are discussed elsewhere in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Forward-Looking Statements” and “Outlook.”

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

We also face competition with respect to some of our products from competitors in countries with lower regulatory, safety, environmental and other costs, such as China.  These competitors may also benefit from certain local government subsidies or other incentives that are not available to us.

We may not ultimately succeed in competing with other manufacturers and distributors in our market, which may have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details share repurchases made by the Company during the third quarter of fiscal 2019:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (000)
	(1)	Per Share	Programs	(1)
November 1 - 30, 2018	147,932	$64.53	147,932	$27,222
December 1 - 31, 2018	146,495	$59.04	146,495	$18,574
January 1 - 31, 2019	144,654	$66.06	144,654	$9,018
Quarter ended January 31, 2019	439,081	$63.20	439,081	$9,018

(1) Under a stock repurchase authorization approved by its Board of Directors (the "Board") on November 30, 2016, the Company was authorized to purchase up to $50 million of the Company's common shares. The Board suspended the Company's stock repurchase program in conjunction with the RSI Acquisition. On August 23, 2018, the Board reinstated the program. On November 28, 2018, the Board of Directors of the Company authorized an additional stock repurchase program of up to $14 million of the Company's common shares. This authorization is in addition to the stock repurchase program authorized on November 30, 2016. Management expects to fund share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. At January 31, 2019, $9.0 million remained authorized by the Board to repurchase the Company’s common shares. The Company purchased a total of 628,714 common shares, for an aggregate purchase price of $41.0 million, during the first nine months of fiscal 2019 under the authorizations pursuant to a repurchase plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

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

10.1
Amendment No. 2, dated as of January 25, 2019, to the Credit Agreement, dated as of December 29, 2017, among American Woodmark Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 29, 2019; Commission File No. 000-14798).

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

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/ M. Scott Culbreth
M. Scott Culbreth
Senior Vice President and Chief Financial Officer

Date: February 27, 2019
Signing on behalf of the registrant and
as principal financial and accounting officer