Form 10-K
period 2019-04-30
AMERICAN WOODMARK CORP
filed 2019-06-28
CIK 794619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	April 30, 2019
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File Number:	000-14798

American Woodmark Corporation
(Exact name of registrant as specified in its charter)
Virginia		54-1138147
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
561 Shady Elm Road, Winchester, Virginia		22602
(Address of principal executive offices)		(Zip Code)
(Registrant's telephone number, including area code)		(540) 665-9100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (no par value)	AMWD	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [X]  No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ]  No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes [X]  No [ ]
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
Yes [ ]  No [X]
The aggregate market value of the registrant's Common Stock, no par value, held by non-affiliates of the registrant as of October 31, 2018, the last business day of the Company’s most recent second quarter was $1,043,079,866.
As of June 21, 2019, 16,869,949 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 22, 2019 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

American Woodmark Corporation
2019 Annual Report on Form 10-K

PART I

Item 1.        BUSINESS

Our Company

American Woodmark Corporation (“American Woodmark,” the “Company,” “we,” “our” or “us”) was incorporated in 1980 by the four principal managers of the Boise Cascade Cabinet Division through a leveraged buyout of that division. We operated privately until 1986 when we became a public company through a registered public offering of common stock.

We manufacture and distribute kitchen, bath and home organization products for the remodeling and new home construction markets. Our products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors. We presently operate 18 manufacturing facilities and eight primary service centers across the country and Mexico.

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

Our Business

Our business offers made-to-order cabinetry in over 550 different cabinet lines, ranging in price from relatively inexpensive to medium-priced styles. These cabinets are offered in a broad range of sizes, construction and decorative options to achieve a wide array of design layouts. To satisfy the fashion and style needs of the market place we offer over 100 door designs with a targeted range of painted or stained finishes, or engineered finishes under the Duraform® mark; on fronts made in a variety of wood species, including maple, cherry and oak as well as engineered materials.

Additionally, we offer value-based assembled cabinet products for stock kitchen and bath, ready-to-assemble cabinetry for home organization, countertops and accessories.  These lines are available in a more targeted finish and door style assortment, and include hundreds of products appropriate for home centers, builders, dealers and remodeling contractors.

Our products are sold under the brand names of American Woodmark®, Timberlake®, Shenandoah Cabinetry®, Waypoint Living Spaces®, Estate by RSI®, Continental Cabinets®, VillaBath by RSI®, Stor-It-All® and Professional Cabinet Solutions®. Products are also sold under key customer’s private label brands, such as Hampton Bay®, Glacier Bay®, Style Selections®, Allen + Roth®, Home Decorators Collection and Project Source.

Our Products

We offer a wide variety of products that fall into product lines including kitchen cabinetry, bath cabinetry, office cabinetry, home organization and hardware. Our cabinetry products are available in a variety of designs, finishes and finish colors and door styles.

We offer products in the following categories: made-to-order and stock. Stock products represent cash and carry products sold through home centers. Made-to-order products typically utilize higher grade materials with more options as compared to stock and are all special ordered and shipped directly to the home from the factory. Our home organization products are exclusively stock products. Our kitchen cabinetry and bath cabinetry are offered across all product categories (made-to-order and stock) and our office cabinetry is offered as stock. Our stock products are sold through home centers, while our made-to-order products are sold through home centers, builders and independent dealers and distributors.

Our Market

Our products are sold on a national basis across the United States to the remodeling and new home construction markets. We service these markets through three primary channels: home centers, builders, and independent dealers and distributors. We distribute our products to each market channel directly from our assembly plants and through a third party logistics network.

Our Customers

We serve three main categories of customers: home center customers, builders and independent dealers and distributors.

Home Center Customers

Contractors, builders, remodelers and do-it-yourself homeowners use our products primarily for repair and remodel (“R&R”) projects. Products for R&R projects are predominately purchased through home centers such as Home Depot and Lowe’s. Due to the market presence, store network and customer reach of these large home centers, our strategy has been to develop long-term strategic relationships with both Home Depot and Lowe’s to distribute our products. During the fiscal year ended April 30, 2019 (“fiscal 2019”), Home Depot and Lowe’s accounted for approximately 47.9% of net sales of the Company. The loss of either Home Depot or Lowe’s as a customer would have a material adverse effect on us.

Builders

The builder business represents a large portion of our overall revenue and has historically been a strategic component of our go-to-market strategy. We serve the majority of the top U.S. builders with a high degree of geographic concentration around major metro areas where single family starts are most robust. We also serve multi-family builders, primarily in the Southern California metro area. Our various service center locations serve the function of being close to this business and enable us to deliver exceptional service to our builder partners.

Independent Dealers & Distributors

In 2010, we expanded our business into the dealer channel with the launch of the Waypoint Living Spaces® brand. Today, we sell this brand to over 1,300 regional and local dealers across the country. The dealer channel of the market is the largest by volume, characterized by a high degree of entrepreneurship and one that rewards suppliers that deliver great service. Our ability to provide superior value delivered with exceptional service has helped drive our expansion into this channel and will continue to be a strong growth and market share opportunity for us. Within our distributor channel we also sell our Timberlake® brand through a network of regional distributors who are focused on selling a complete variety of building materials to small and midsized builders and contractors within their local markets.

Manufacturing, Distribution and Service

Our manufacturing facilities are strategically located to serve our customers, which enhances our ability to provide high quality, value priced products with low production costs. We manufacture our products across 18 facilities located in Maryland, Indiana, West Virginia, Tennessee, Georgia, Arizona, Kentucky, Virginia, California, Texas, North Carolina and Tijuana, Mexico. The geographic distribution of our facilities throughout the United States, together with our third party logistics network for the American Woodmark business and beneficial freight arrangement with home centers, enable us to provide a “short supply chain” to our U.S. customers. The ordering patterns of Home Depot and Lowe’s, our two biggest customers, require suppliers to have sufficient manufacturing capacity to meet demand and to serve a large number (frequently hundreds to thousands) of stores. They impose strict logistics and performance criteria on us. The scale and strategic locations of our manufacturing facilities help us to meet these demands of the home center customers, as well as provide a logistics platform that we can leverage for builders and dealers. We distribute our products through distribution centers located in some of our manufacturing facilities and other third party locations to maximize efficiency. Our vertically-integrated production and assembly lines, standardized product construction and investments in automation have allowed us to continuously improve productivity and develop an expertise in wood processing and yield-maximizing technologies. We have standardized our raw material inputs and a number of our production processes, which reduces logistical requirements to manufacture and gives us increased economies of scale in sourcing these inputs. Certain of our inputs are also partially processed by our vendors, which reduces cost. In addition, our production of labor-intensive manufacturing and fabrication processes in our three Tijuana, Mexico facilities have enabled us to keep overall labor costs low while maintaining higher quality, greater speed-to-market and transportation cost advantage over Asian manufacturers.

We provide complete turnkey installation services to our direct builder customers via our network of eight primary service centers that are strategically located throughout the United States in Virginia, Texas, North Carolina, Georgia, Florida, Arizona and California.

We regularly evaluate our organizational productivity and supply chains and assess opportunities to reduce costs and enhance quality. We strive to improve quality, speed and flexibility to meet changing and uncertain market conditions, as well as manage cost inflation, including wages and employee medical costs.

Raw Materials and Suppliers

The primary raw materials used in our products include hard maple, soft maple, oak, cherry and beech lumber and plywood. Additional raw materials include paint, particleboard, medium density fiberboard, high density fiberboard, manufactured components and hardware. We purchase these and other raw materials from more than one source and believe them to be readily available. We rely on outside suppliers for some of our key components and do not typically enter into long-term contracts with our suppliers or sourcing partners. We source a portion of our components from third parties in Asia. The distances involved in these arrangements, together with the differences in business practices, shipping and delivery requirements, and laws and regulations add complexity to our supply chain logistics and increase the potential for interruptions in our production scheduling. In addition, prices and availability of these components may be affected by world market conditions and government policies and tariffs.

Competition

We operate in a highly fragmented industry that is composed of several thousand local, regional and national manufacturers. Most of our competitors compete on a local or regional basis, but others, like us, compete on a national basis as well. Our competitors include importers and large consolidated operations as well as relatively small, local cabinet manufacturers. Moreover, companies in other building products industries may compete with us. Competitive factors within the industry include pricing, quality, product availability, service, delivery time and relationships with customers. Our principal means for competition is our breadth and variety of product offerings, expanded service capabilities, geographic reach, competitive price points for our products and affordable quality. We are the second largest manufacturer of kitchen, bath and home organization products in the United States.

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

Employees

As of April 30, 2019, we employed approximately 9,300 full-time employees, with approximately 210 unionized employees in Anaheim, California. We believe that our employee relations and relationship with the union representing the employees in Anaheim are good.
Our Competitive Strengths

Market Leader with Nationwide Manufacturing and Distribution Network

We believe our company holds the number two market position in the United States cabinet market with an estimated 10% market share. We are one of a select number of market participants with a national manufacturing and distribution footprint, including 18 manufacturing facilities and eight primary service centers across the United States and Mexico. Our operating footprint provides us an ability to service our builder, dealer and home center customers on a national basis, and we offer a broad set of products to serve our customers across a variety of price points. Our facilities are primarily located in or near major metropolitan markets to facilitate efficient product distribution to our customers. We believe the scale and breadth of our operations differentiate us and result in a competitive advantage providing superior customer service, low-cost distribution and on-time delivery.

Comprehensive Product Offering with Diversified End Markets

We believe that the diversity of our product portfolio across categories, channels and end markets benefits our financial performance, both in periods of growth and cyclicality. Our made-to-order offerings provide products for customers looking for a designer product, which can be used for both new home construction and remodeling applications. The addition of the stock offering allows us to further serve our existing end markets through the addition of a lower price point product that is well-suited for areas of growing demand such as new home construction targeting the first-time homebuyer. We also offer turnkey cabinet solutions for our builder customers which we believe is a unique aspect of our service platform. Our turnkey solution provides in-house design and measurement as well as installation service. We believe the ability to leverage our labor and expertise is a value-added service to our builder customers which has helped strengthen our position in the new home construction market.

Deep Relationships with Leading Retailers

We have built strong and stable relationships with a base of long-standing, customers across home centers, builders and independent dealers and distributors. We have an average relationship length of 20 plus years with our top 10 customers, including long-standing relationships with Home Depot and Lowe’s. We believe our customers value our national manufacturing and distribution footprint, which allows us to meet demanding logistics and performance criteria. We believe our focus on providing exceptional customer service and a quality product at a competitive price have enabled us to establish ourselves as a vendor of choice.

Best-in-Class Manufacturing Capabilities

We operate 18 manufacturing facilities across the United States and Mexico. Our vertically-integrated production and assembly lines, standardized product construction and investments in automation, have allowed us to continuously improve productivity and efficiency. We have standardized our raw material inputs and a number of our production processes, which reduces logistical requirements and provides increased economies of scale in sourcing these inputs. Our labor-intensive manufacturing and fabrication processes in Mexico offer a low cost alternative to Asian manufacturers, while providing a higher quality product with lower transportation costs.

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

Item 1A.    RISK FACTORS

There are a number of risks and uncertainties that may affect the Company’s business, results of operations and financial condition. These risks and uncertainties could cause future results to differ from past performance or expected results, including results described in statements elsewhere in this report that constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Additional risks and uncertainties not presently known to the Company or currently believed to be immaterial also may adversely impact the Company’s business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on the Company’s business, financial condition, and results of operations. These risks and uncertainties, which the Company considers to be most relevant to specific business activities, include, but are not limited to, the following. Additional risks and uncertainties that may affect the Company’s business, results of operations and financial condition are discussed elsewhere in this report, including in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Forward-Looking Statements,” “Seasonality,” and “Outlook for Fiscal 2020” and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."

Because of the concentration of our sales to our two largest customers, the loss of either customer or a significant reduction in orders from either customer could adversely affect our financial results. Home Depot and Lowe’s collectively accounted for approximately 47.9% of total net sales during the fiscal year 2019. We do not typically enter into long-term sales contracts with Home Depot or Lowe’s and our sales usually occur on a “purchase order” basis. Our customers can make significant changes in their purchase volumes and can seek to significantly affect the prices we receive for our products and services and the other terms and conditions on which we do business. They have discontinued, and may in the future choose to discontinue, purchasing some or all of our products with little or no notice. In the past, purchase volumes from our customers, including Home Depot and Lowe’s, have fluctuated substantially, and we expect such fluctuations to occur from time to time in the future. Any reduction in, or termination of, our sales to either Home Depot or Lowe’s could have a material adverse effect on our business, financial condition or results of operations.

In addition, the potential for orders from these large retail customers to increase significantly from time to time requires us to have sufficient manufacturing capacity. These large retailers also impose strict logistics and performance criteria. Failure to comply with these obligations may result in these customers reducing or stopping their purchase of our products.

We could also experience delays or defaults in payment from Home Depot or Lowe’s, which could adversely affect our business, financial condition or results of operations. The loss of a substantial portion of our order volumes or revenue from either Home Depot or Lowe’s for any reason would have a material adverse effect on our business, financial condition or results of operations.

Our business primarily relies on U.S. home improvement, repair and remodel and new home construction activity levels, all of which are impacted by risks associated with fluctuations in the housing market. Downward changes in the general economy, the housing market or other business conditions could adversely affect our results of operations, cash flows and financial condition. Our business primarily relies on home improvement, repair and remodel and new home construction activity levels in the United States. The housing market is sensitive to changes in economic conditions and other factors, such as the level of employment, access to labor, consumer confidence, consumer income, availability of financing and interest rate levels. Adverse changes in any of these conditions generally, or in any of the markets where we operate, could decrease demand and could adversely impact our businesses by: causing consumers to delay or decrease homeownership; making consumers more price conscious resulting in a shift in demand to smaller, less expensive homes; making consumers more reluctant to make investments in their existing homes, including large kitchen and bath repair and remodel projects; or making it more difficult to secure loans for major renovations. Although the U.S. new home construction market generally improved over the past 3 to 5 years, demand for new homes is still recovering after the 2007-2009 U.S. economic recession and continues to remain below historical levels.

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

The U.S. cabinetry industry is highly competitive, and market share losses could occur. We operate within the highly competitive U.S. cabinetry industry, which is characterized by competition from a number of other manufacturers. Competition is further intensified during economic downturns. We compete with numerous large national and regional home products companies for, among other things, customers, orders from Home Depot and Lowe’s, raw materials and skilled management and labor resources. Purchase volumes from our main home center customers have fluctuated substantially from time to time in the past, and we expect such fluctuations to occur from time to time in the future.

Some of our competitors may have greater financial, marketing and other resources than we do and, therefore, may be able to adapt to changes in customer preferences more quickly, devote more resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can. In addition, some of our competitors may resort to price competition to sustain or gain market share and manufacturing capacity utilization, and we may have to adjust the prices on some of our products to stay competitive, which could reduce our revenues.

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

We may fail to fully realize the anticipated benefits of our growth strategy within the dealer, multi-family and homebuilder channels. Part of our growth strategy depends on expanding our business in the dealer, multi-family and homebuilder channels. We may fail to compete successfully against other companies that are already established providers within the dealer and homebuilder channels. Demand for our products within the homebuilder and dealer channels may not grow, or might even decline. In addition, we may not accurately gauge consumer preferences and successfully develop, manufacture and market our products at a national level. Further, the implementation of our growth strategy may place additional demands on our administrative, operational and financial resources and may divert management’s attention away from our existing business and increase the demands on our financial systems and controls. If our management is unable to effectively manage growth, our business, financial condition or results of operations could be adversely affected. If our growth strategy is not successful then our revenue and earnings may not grow as anticipated or may decline, we may not be profitable, or our reputation and brand may be damaged. In addition, we may change our financial strategy or other components of our overall business strategy if we believe our current strategy is not effective, if our business or markets change, or for other reasons, which may cause fluctuations in our financial results.

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

We manufacture our products internationally and are exposed to risks associated with doing business globally. We manufacture our products in the United States and Mexico and sell our products in the United States and Canada. Accordingly, we are subject to risks associated with potential disruption caused by changes in political, monetary, economic and social environments, including civil and political unrest, terrorism, possible expropriation, local labor conditions, changes in laws, regulations and policies of foreign governments and trade disputes with the United States (including tariffs), and compliance with U.S. laws affecting activities of U.S. companies abroad, including tax laws, economic sanctions and enforcement of contract and intellectual property rights.

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

In addition, we source raw materials and components from Asia where we have recently experienced higher manufacturing costs and longer lead times due to currency fluctuations, higher wage rates, labor shortages and higher raw material costs. Our international operations and sourcing of materials (including from Asia and Mexico) could be harmed by a variety of factors including:

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
political unrest, terrorism and economic instability.

For example, with respect to the Section 301 tariffs from China ("301 tariffs") on goods imported from China, assuming the tariffs are maintained at the 25% levels, we could be exposed to approximately $5-6 million of potential annual direct cost increases in addition to the original 10% tariffs. Our teams are working to mitigate the impact through supplier negotiations, supply chain repositioning, internal productivity measures and pricing action if required. Should the 301 tariffs expand to additional categories we would have an additional exposure of approximately $4.0 million annually.

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

We typically do not enter into long-term contracts with our suppliers or sourcing partners. Instead, most raw materials and sourced goods are obtained on a “purchase order” basis. Although these components are generally obtainable in sufficient quantities from other sources, resourcing them from another supplier could take time. Financial, operating, or other difficulties encountered by our suppliers or sourcing partners or changes in our relationships with them could result in manufacturing or sourcing interruptions, delays and inefficiencies, and prevent us from manufacturing enough products to meet customer demands. As an example, we are currently dealing with several of the adverse impacts set forth above related to a particleboard supplier as more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Particleboard Supply” herein.

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

Our failure to maintain acceptable quality standards could result in significant unexpected costs. Any failure to maintain acceptable quality standards could require us to recall or redesign such products, or pay substantial damages, any of which would result in significant unexpected costs. We may also have difficulty controlling the quality of products or components sourced from other manufacturers, so we are exposed to risks relating to the quality of such products and to limitations on our recourse against such suppliers. Further, any claim or product recall could result in adverse publicity against us, which could decrease our credibility, harm our reputation, adversely affect our sales, or increase our costs. Defects in our products could also result in decreased orders or sales to our customers, which could have a material adverse effect on our business, financial condition or results of operations.

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

Natural disasters could have a material adverse effect on our business, financial condition or results of operations. Many of our facilities are located in regions that are vulnerable to natural disasters and other risks, such as earthquakes, fires, floods, tropical storms, hurricanes and snow and ice, which at times have disrupted the local economy and posed physical risks to our property. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the United States and other countries. Our redundant, multiple site capacity may not be sufficient in the event of a natural disaster, terrorist act or other catastrophic event. Such disruptions could, among other things, disrupt our manufacturing or distribution facilities and result in delays or cancellations of customer orders for our products, which in turn could have a material adverse effect on our business, financial condition and results of operations. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, end-user customers in that region may delay or forego purchases of our products, which may materially and adversely impact our operating results for a particular period.

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

We may experience difficulties in integrating American Woodmark and RSI’s operations and realizing the expected benefits of the RSI Acquisition. The success of the RSI Acquisition will depend in part on our ability to realize the anticipated business opportunities and growth prospects from combining with RSI in an efficient and effective manner. Although we believe we made good progress in integrating RSI's operations during fiscal year 2019, we may never realize these business opportunities and growth prospects. Further, our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.        PROPERTIES

We own our Corporate Office located in Winchester, Virginia. In addition, we lease eight manufacturing facilities and one manufacturing facility/service center in the United States and Mexico and own nine manufacturing facilities located primarily in the eastern and southern United States. We also lease seven primary service centers, 12 satellite service centers and four additional offices located throughout the United States that support the sale and distribution of products to each market channel. We consider our properties suitable for our business and adequate for our needs and believe that, if necessary, we could find additional and/or replacement facilities to lease without suffering a material adverse effect on our business.

Primary properties as of April 30, 2019 include:

LOCATION	DESCRIPTION
Allegany County, MD	Manufacturing Facility
Anaheim, CA	Office/ Manufacturing Facility*
Austin, TX	Satellite Service Center*
Berryville, VA	Service Center*
Commerce City, CO	Satellite Service Center*
Coppell, TX	Service Center*
Dallas, TX	Manufacturing Facility*
Dallas, TX	Manufacturing Facility
Fort Myers, FL	Satellite Service Center*
Gas City, IN	Manufacturing Facility
Hamlet, NC	Manufacturing Facility*
Hardy County, WV	Manufacturing Facility*
Houston, TX	Satellite Service Center*
Humboldt, TN	Manufacturing Facility
Huntersville, NC	Service Center*
Jackson, GA	Manufacturing Facility
Jacksonville, FL	Satellite Service Center*
Kingman, AZ	Manufacturing Facility
Kennesaw, GA	Service Center*
Las Vegas, NV	Satellite Service Center*
Lincolnton, NC	Manufacturing Facility*
Mira Loma, CA	Manufacturing Facility/ Service Center*
Mooresville, NC	Office (Sales)*
Montgomeryville, PA	Satellite Service Center*
Monticello, KY	Manufacturing Facility
Morrisville, NC	Satellite Service Center*
Orange, VA	Manufacturing Facility
Orlando, FL	Service Center*
Phoenix, AZ	Service Center*
Rancho Cordova, CA	Service Center*

LOCATION	DESCRIPTION
Roswell, GA	Office (Sales)*
San Antonio, TX	Satellite Service Center*
Sarasota, FL	Satellite Service Center*
Tampa, FL	Satellite Service Center*
Tijuana, Mexico	Manufacturing Facility*
Tijuana, Mexico	Manufacturing Facility*
Tijuana, Mexico	Manufacturing Facility*
Toccoa, GA	Manufacturing Facility
Tucson, AZ	Satellite Service Center*
Winchester, VA	Corporate Office
 *Leased facility.

Item 3.        LEGAL PROCEEDINGS

The Company is involved in suits and claims in the normal course of business, including, without limitation, product liability and general liability claims and claims pending before the Equal Employment Opportunity Commission. On at least a quarterly basis, the Company consults with its legal counsel to ascertain the reasonable likelihood that such claims may result in a loss. As required by ASC Topic 450, “Contingencies” ("ASC 450"), the Company categorizes the various suits and claims into three categories according to their likelihood for resulting in potential loss: those that are probable, those that are reasonably possible and those that are deemed to be remote. The Company accounts for these loss contingencies in accordance with ASC 450. Where losses are deemed to be probable and estimable, accruals are made. Where losses are deemed to be reasonably possible, a range of loss estimate is determined and considered for disclosure.  In determining these loss range estimates, the Company considers known values of similar claims and consults with independent counsel.

The Company believes that the aggregate range of estimated loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of April 30, 2019.

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

Name	Age	Position(s) Held During Past Five Years
S. Cary Dunston	54
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

M. Scott Culbreth	48
Company Senior Vice President and Chief Financial Officer from February 2014 to present; Chief Financial Officer of Piedmont Hardware Brands from September 2013 to February 2014; Vice President, Finance – Various Segments from 2009 to September 2013 for Newell Rubbermaid.

R. Perry Campbell	54
Company Senior Vice President of Sales and Marketing from March 2016 to present; Company Senior Vice President and General Manager, New Construction from August 2013 to March 2016; Company Vice President and General Manager, New Construction from May 2011 to August 2013.

Name	Age	Position(s) Held During Past Five Years
Robert J. Adams, Jr.	53
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

PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

American Woodmark Corporation common stock is listed on The NASDAQ Global Select Market under the “AMWD” symbol.

As of June 17, 2019 there were approximately 20,000 total shareholders of the Company's common stock, including 5,000 shareholders of record and 15,000 beneficial owners whose shares are held in "street" name by securities broker-dealers or other nominees. The Company's shareholders also include approximately 50% of the Company's employees who are eligible to participate in the American Woodmark Corporation Retirement Savings Plan. The Company suspended its quarterly dividend during fiscal 2012. The determination as to the payment of future dividends will be made by the Board of Directors (the "Board") from time to time and will depend on the Company's then current financial condition, capital requirements, and results of operations, as well as any other factors then deemed relevant by the Board of Directors, and will be subject to applicable restrictions in the credit agreement governing the Company's credit facility and the indenture governing the Company's senior notes.

Purchases of Equity Securities by the Issuer

The following table details share repurchases by the Company during the fourth quarter of fiscal 2019:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (000)
	(1)	Per Share	Programs	(1)
February 1 - 28, 2019	111,845	$77.31	111,845	$403
March 1 - 31, 2019	4,673	$86.26	4,673	$—
April 1 - 30, 2019	—	N/A	—	$—
Quarter ended April 30, 2019	116,518	$77.67	116,518	$—

(1) Under a stock repurchase authorization approved by its Board on November 30, 2016, the Company was authorized to purchase up to $50 million of the Company's common shares. The Board suspended the Company's stock repurchase program in conjunction with the RSI Acquisition. On August 23, 2018, the Board reinstated the program. On November 28, 2018, the Board of the Company authorized an additional stock repurchase program of up to $14 million of the Company's common shares. This authorization is in addition to the stock repurchase program authorized on November 30, 2016. Management funded share repurchases using available cash and cash generated from operations. Repurchased shares became authorized but unissued common shares. At April 30, 2019, no funds remained from the amounts authorized by the Board to repurchase the Company’s common shares. The Company purchased a total of 745,232 common shares, for an aggregate purchase price of $50.0 million, during fiscal 2019 under the authorizations pursuant to a repurchase plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Stock Performance Graph

The performance graph shown below compares the percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of the Russell 2000 Index and Standard & Poor’s Household Durables Index for the period from April 30, 2014 through April 30, 2019. The graph assumes an initial investment of $100 and the reinvestment of dividends. The graph is based on historical data and is not intended to be a forecast or indication of future performance of American Woodmark common stock.

	2014	2015	2016	2017	2018	2019
American Woodmark Corporation	$100.00	$168.94	$242.72	$306.23	$273.90	$291.46
Russell 2000 Index	100.00	109.71	103.18	129.63	144.58	151.25
S&P Household Durables Index	100.00	117.21	121.32	139.33	129.36	118.86

The graph and related information above are not deemed to be "filed" with the Securities and Exchange ("SEC") for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any future filing made by us with the SEC, except to the extent that we specifically incorporate it by reference into any such filing.

Item 6.        SELECTED FINANCIAL DATA

	FISCAL YEARS ENDED APRIL 30
(Dollars in millions except per share data)	2019[1,2,3]	2018[1,2]	2017[2]	2016	2015[4]

FINANCIAL STATEMENT DATA
Net sales	$1,645.3	$1,250.3	$1,030.2	$947.0	$825.5
Operating income	141.7	107.7	108.2	93.2	54.7
Net income	83.7	63.1	71.2	58.7	35.5
Earnings per share:
Basic	4.84	3.80	4.38	3.61	2.25
Diluted	4.83	3.77	4.34	3.57	2.21
Depreciation and amortization expense	94.4	45.0	18.7	16.5	14.5
Total assets	1,529.9	1,645.3	501.3	466.4	398.8
Long-term debt, less current maturities	689.2	809.9	15.3	22.1	21.4
Total shareholders' equity	620.4	581.7	352.4	280.8	229.8
Average shares outstanding
Basic	17.3	16.6	16.3	16.3	15.8
Diluted	17.3	16.7	16.4	16.4	16.0

PERCENT OF SALES
Gross profit	21.1%	20.4%	21.8%	21.1%	18.5%
Selling, general and administrative expenses	12.4	11.8	11.3	11.2	11.9
Income before income taxes	6.7	7.6	10.6	9.7	6.6
Net income	5.1	5.1	6.9	6.2	4.3

RATIO ANALYSIS
Current ratio	2.0	2.1	3.3	3.3	3.2
Inventory turnover[5]	12.2	13.5	19.6	19.8	19.9
Collection period - days[6]	35.3	33.6	32.5	31.2	31.6
Percentage of capital (long-term debt plus equity):
Long-term debt, less current maturities	52.6%	58.2%	4.2%	7.4%	8.5%
Equity	47.4	41.8	95.8	92.6	91.4
Return on equity[7]	13.9	13.5	22.5	23.0	16.9

[1]	The fiscal 2019 and 2018 year results include twelve and four months, respectively, of RSI activity. See Note B -- Acquisition of RSI Home Products, Inc. for further details.

[2]
The Company incurred corporate business development expenses. During fiscal 2019, these expenses decreased operating income, net income and earnings per share by $2.1 million, $1.6 million and $0.09, respectively. During fiscal 2018, these expenses decreased operating income, net income and earnings per share by $12.9 million, $8.6 million and $0.51, respectively. During fiscal 2017, these expense decreased operating income, net income and earnings per share by $2.7 million, $1.8 million and $0.11, respectively.

[3]
The Company announced a reduction in workforce in fiscal 2019. During fiscal 2019, the expenses related to the reduction in force decreased operating income, net income and earnings per share by $2.0 million, $1.5 million and $0.09, respectively.

[4]
The Company announced plans to realign its manufacturing network during fiscal 2012. During fiscal 2015, the credits related to these initiatives increased operating income, net income and earnings per share by $0.2 million, $0.1 million and $0.01, respectively.

[5]	Based on average beginning and ending inventory.

[6]	Based on the ratio of average monthly customer receivables to average sales per day.

[7]	Based on net income divided by average beginning and ending shareholders equity.

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain income and expense items as a percentage of net sales:

	PERCENTAGE OF NET SALES
	Fiscal Years Ended April 30
	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of sales and distribution	78.9	79.6	78.2
Gross profit	21.1	20.4	21.8
Selling and marketing expenses	5.5	6.2	6.9
General and administrative expenses	6.9	5.6	4.4
Restructuring	0.1	—	—
Operating income	8.6	8.6	10.5
Interest expense/other (income) expense	1.9	1.0	(0.1)
Income before income taxes	6.7	7.6	10.6
Income tax expense	1.6	2.5	3.7
Net income	5.1	5.1	6.9

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

Overview

American Woodmark Corporation manufactures and distributes kitchen, bath and home organization products for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors.  At April 30, 2019, the Company operated 18 manufacturing facilities in the United States and Mexico and eight primary service centers located throughout the United States.
On December 29, 2017, we completed the acquisition of RSI, a leading manufacturer of kitchen, bath and home organization products. For the fiscal year ended April 30, 2019, the consolidated results include 12 months of RSI activity and in the prior fiscal year ended April 30, 2018, only four months of RSI activity is included.
A number of general market factors impacted the Company's business in fiscal 2019, including:

•	The unemployment rate improved by 8% compared to April 2018, falling to 3.6% as of April 2019 according to data provided by the U.S. Department of Labor;

•	Decreases in single family housing starts during the Company’s fiscal 2019 of 1%, as compared to the Company’s fiscal 2018, according to the U.S. Department of Commerce;

•	Mortgage interest rates decreased with a 30-year fixed mortgage rate of 4.14% in April 2019, a decrease of approximately 33 basis points compared to April 2018;

•	The median price of existing homes sold in the U.S. rose by 3.6% during the Company’s fiscal 2019, according to data provided by the National Association of Realtors;

•	Consumer sentiment, as reported by the University of Michigan, averaged the same during the Company’s fiscal 2019 as in its prior fiscal year; and

•	Cabinet sales, as reported by members of the Kitchen Cabinet Manufacturers Association (KCMA), increased by 2.4% during fiscal 2019 versus the prior fiscal year.

The Company’s largest remodeling customers and competitors continued to utilize sales promotions in the Company’s product category during fiscal 2019 to boost sales.  The Company strives to maintain its promotional levels in line with market activity, with a goal of remaining competitive. The Company experienced promotional levels during fiscal 2019 that were higher than those experienced in its prior fiscal year. Sales in the remodel channel increased 46% during the fiscal year due to growth in the made- to-order framed business and eight incremental months of results from the Company’s acquisition of RSI.

Sales in the new construction channel increased 13% during the fiscal year due to share penetration with our builder partners, the health of the markets where we concentrated our business during fiscal 2019 and eight incremental months of results from the Company's acquisition of RSI.

The Company increased its net sales by 32% during fiscal 2019, which management believes was driven primarily by a rise in overall market activity and eight incremental months of results from the Company's acquisition of RSI.

Gross margin for fiscal 2019 was 21.1%, an increase from 20.4% in fiscal 2018.  The increase in gross profit margin was due primarily to higher sales volumes, price, mix and overhead cost leverage due to higher volumes. These favorable impacts were partially offset by higher transportation costs, tariffs and raw material inflation.

The Company regularly considers the need for a valuation allowance against its deferred tax assets.  The Company has been profitable for the last 7 years.  As of April 30, 2019, the Company had total deferred tax assets of $14.3 million net of valuation allowance, down from $17.8 million of deferred tax assets net of valuation allowance at April 30, 2018. Deferred tax assets are reduced by a valuation allowance when, after considering all positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  The Company has recorded a valuation allowance related to deferred tax assets for certain state investment tax credit (“ITC”) carryforwards.  These credits expire in various years beginning in fiscal 2020.  The Company believes based on positive evidence of the housing industry improvement along with 7 consecutive years of profitability that the Company will more likely than not realize all other remaining deferred tax assets.

The Company also regularly assesses its long-lived assets to determine if any impairment has occurred.  The Company has concluded that none of its long-lived assets were impaired as of April 30, 2019.

Results of Operations

	FISCAL YEARS ENDED APRIL 30

(Dollars in thousands)	2019	2018	2017	2019 vs. 2018 PERCENT CHANGE	2018 vs. 2017 PERCENT CHANGE

Net sales	$1,645,319	$1,250,274	$1,030,248	32%	21%
Gross profit	346,473	255,403	224,636	36	14
Selling and marketing expenses	89,875	77,843	70,979	15	10
General and administrative expenses	112,917	69,855	45,419	62	54
Interest expense (income), net	35,652	13,054	(521)	173	(2,606)

Net Sales

Net sales for the 2019 fiscal year increased 32% to $1,645.3 million from the prior fiscal year. The current fiscal year results include eight incremental months of results from the RSI Acquisition. Excluding the impact of the RSI Acquisition, the Company experienced growth in all channels during fiscal year 2019 versus the comparable prior year period.

Net sales for the 2018 fiscal year increased 21% to $1,250.3 million from the prior fiscal year. Excluding the impact of the RSI Acquisition, net sales for the 2018 fiscal year increased 4% to $1,072.6 million from the prior fiscal year. Excluding the impact of the RSI Acquisition, the Company experienced growth in both the builders and independent dealer and distributor channels during the fiscal year.

Gross Profit

Gross profit as a percentage of sales increased to 21.1% in fiscal 2019 as compared with 20.4% in fiscal 2018. The increase in gross profit margin was due primarily to higher sales volumes, price, mix and overhead cost leverage due to higher volumes. These favorable impacts were partially offset by higher transportation costs, newly enacted tariffs and raw material inflation.

Gross profit as a percentage of sales decreased to 20.4% in fiscal 2018 as compared with 21.8% in fiscal 2017. The decrease in gross profit margin was due primarily to higher transportation costs, raw material inflation, higher healthcare costs and $6.3 million, or 50 bps, of inventory step-up amortization related to the RSI Acquisition.

Selling and Marketing Expenses

Selling and marketing expenses in fiscal 2019 were 5.5% of net sales, compared with 6.2% of net sales in fiscal 2018.  Selling and marketing costs increased by only 15% despite a 32% increase in net sales.  The improvement in the percentage of selling and marketing costs in relation to net sales was due to favorable leverage from increased sales and on-going expense control.

Selling and marketing expenses in fiscal 2018 were 6.2% of net sales, compared with 6.9% of net sales in fiscal 2017.  Selling and marketing costs increased by only 10% despite a 21% increase in net sales.  The improvement in the percentage of selling and marketing costs in relation to net sales was due to favorable leverage from increased sales, on-going expense control and lower display costs and commissions.

General and Administrative Expenses

General and administrative expenses increased by $43.1 million or 62% during fiscal 2019 versus the prior fiscal year. The increase was related to intangible amortization and higher compensation incentive costs. General and administrative costs increased to 6.9% of net sales in fiscal 2019 compared with 5.6% of net sales in fiscal 2018.

General and administrative expenses increased by $24.4 million or 54% during fiscal 2018. The increase was related to intangible amortization and RSI Acquisition related expenses, offset by lower compensation incentive costs. General and administrative costs increased to 5.6% of net sales in fiscal 2018 compared with 4.4% of net sales in fiscal 2017.

Effective Income Tax Rates

The Company generated pre-tax income of $110.9 million during fiscal 2019.  The Company’s effective tax rate decreased from 33.4% in fiscal 2018 to 24.5% in fiscal 2019.  The lower effective tax rate was primarily due to the overall benefit from the reduction in the tax rate enacted in connection with the Tax Cuts and Jobs Act of 2017 (H.R. 1) (the “Tax Act”). The Company’s effective tax rate decreased from 34.6% in fiscal 2017 to 33.4% in fiscal 2018. The lower effective tax rate in fiscal 2018 was primarily due to the overall benefit from the reduction in the tax rate enacted in connection with the Tax Act, partially offset by non-deductible acquisition costs.

Non-GAAP Financial Measures

We have reported our financial results in accordance with generally accepted accounting principles ("GAAP"). In addition, we have presented in this report the non-GAAP measures described below.

A reconciliation of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP is set forth below.

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

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin

We use EBITDA, Adjusted EBITDA and Adjusted EBITDA margin in evaluating the performance of our business, and we use each in the preparation of our annual operating budgets and as indicators of business performance and profitability. We believe Adjusted EBITDA and Adjusted EBITDA margin allow us to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. Additionally, Adjusted EBITDA is a key measurement used in our Term Loans to determine interest rates and financial covenant compliance.

We define EBITDA as net income adjusted to exclude (1) income tax expense, (2) interest (income) expense, net, (3) depreciation and amortization expense, and (4) amortization of customer relationship intangibles and trademarks. We define Adjusted EBITDA as EBITDA adjusted to exclude (1) expenses related to the RSI Acquisition and subsequent restructuring charges, (2) inventory step-up amortization due to the increase in the fair value of inventory acquired through the RSI Acquisition, (3) net gain on debt forgiveness and modification, (4) stock-based compensation expense, (5) gain/loss on asset disposals and (6) change in fair value of foreign exchange forward contracts. We believe Adjusted EBITDA, when presented in conjunction with comparable GAAP measures, is useful for investors because management uses Adjusted EBITDA in evaluating the performance of our business.

We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales.

Adjusted EPS per diluted share

We use Adjusted EPS per diluted share in evaluating the performance of our business and profitability. Management believes that this measure provides useful information to investors by offering additional ways of viewing the Company’s results by providing an indication of performance and profitability excluding the impact of unusual and/or non-cash items. We define Adjusted EPS per diluted share as diluted earnings per share excluding the per share impact of (1) expenses related to the RSI Acquisition and subsequent restructuring charges, (2) inventory step-up amortization due to the increase in the fair value of inventory acquired through the RSI Acquisition, (3) the amortization of customer relationship intangibles and trademarks, (4) net gain on debt forgiveness and modification, and (5) the tax benefit of RSI Acquisition expenses and subsequent restructuring charges, the inventory step-up amortization, the net gain on debt forgiveness and modification and the amortization of customer relationship intangibles and trademarks. The amortization of intangible assets is driven by the RSI Acquisition and will recur in future periods. Management has determined that excluding amortization of intangible assets from our definition of Adjusted EPS per diluted share will better help it evaluate the performance of our business and profitability and we have also received similar feedback from some of our investors regarding the same.

Free cash flow

To better understand trends in our business, we believe that it is helpful to subtract amounts for capital expenditures consisting of cash payments for property, plant and equipment and cash payments for investments in displays from cash flows from continuing operations which is how we define free cash flow. Management believes this measure gives investors an additional perspective on cash flow from operating activities in excess of amounts required for reinvestment. It also provides a measure of our ability to repay our debt obligations.

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth in the following tables:

Reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin

	FISCAL YEARS ENDED APRIL 30,
(Dollars in thousands)	2019	2018	2017

Net income (GAAP)	$83,688	$63,141	$71,199
Add back:
Income tax expense	27,200	31,619	37,726
Interest expense (income), net	35,652	13,054	(521)
Depreciation and amortization expense	45,446	28,671	18,682
Amortization of customer relationship intangibles and trademarks	49,000	16,333	—
EBITDA (Non-GAAP)	$240,986	$152,818	$127,086
Add back:
Acquisition related expenses (1)	4,118	12,902	2,686
Inventory step-up amortization (2)	—	6,334	—
Net gain on debt forgiveness and modification (3)	(5,266)	—	—
Stock-based compensation expense	3,040	3,097	3,469
Loss on asset disposal	1,973	615	444
Adjusted EBITDA (Non-GAAP)	$244,851	$175,766	$133,685

Net Sales	$1,645,319	$1,250,274	$1,030,248
Adjusted EBITDA margin (Non-GAAP)	14.9%	14.1%	13.0%

(1) Acquisition related expenses are comprised of expenses related to the RSI Acquisition and the subsequent restructuring charges that the Company incurred.

(2) The inventory step-amortization is the increase in the fair value of inventory acquired through the RSI Acquisition that was fully expensed when the inventory was sold in the quarter ended January 31, 2018.
(3) The Company had loans and interest forgiven relating to four separate economic development loans totaling $5.5 million for fiscal year 2019 and the Company incurred $0.3 million in loan modification expense with an amendment to the credit agreement during fiscal year 2019.

A reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin as projected for fiscal 2020 is not provided because we do not forecast net income as we cannot, without unreasonable effort, estimate or predict with certainty various components of net income.

Adjusted EPS per diluted share

	FISCAL YEARS ENDED APRIL 30,
(Dollars in thousands, except share and per share data)	2019	2018	2017

Net income (GAAP)	$83,688	$63,141	$71,199
Add back:
Acquisition related expenses	4,118	12,902	2,686
Amortization of intangibles	49,000	16,333	—
Inventory step-up amortization	—	6,334	—
Net gain on debt forgiveness and modification	(5,266)	—	—
Tax benefit of add backs	(11,824)	(10,970)	(969)
Adjusted net income (Non-GAAP)	$119,716	$87,740	$72,916

Weighted average diluted shares	17,330,419	16,744,705	16,398,240
Adjusted EPS per diluted share (Non-GAAP)	$6.91	$5.24	$4.45
EPS per diluted share (GAAP)	$4.83	$3.77	$4.34

Free cash flow

	FISCAL YEARS ENDED APRIL 30,
(Dollars in thousands)	2019	2018	2017

Cash provided by operating activities	$190,845	$86,775	$77,080
Less: capital expenditures (1)	39,385	49,893	25,531
Free cash flow	$151,460	$36,882	$51,549

Outlook for Fiscal 2020

The Company tracks several metrics, including but not limited to housing starts, existing home sales, mortgage interest rates, new jobs growth, GDP growth and consumer confidence, which it believes are leading indicators of overall demand for kitchen and bath cabinetry. The Company believes that housing starts will continue to improve, driven by low unemployment rates and growth in new household formation. However, the Company expects that while the cabinet remodeling market will show modest improvement during fiscal 2020, it will continue to be below historical averages.

The Company expects that industry-wide cabinet remodeling sales will continue to be challenged until economic trends remain consistently favorable.  Growth is expected at roughly low to mid-single digit rate during the Company’s fiscal 2020. The Company’s home center market share is expected to remain at normalized levels for fiscal 2020, however this is heavily dependent upon competitive promotional activity. The Company expects to continue to gain market share in its growing independent dealer and distributor channel.

Based on available information, it is expected that new residential construction starts will grow approximately 3 to 5% during fiscal 2020. The Company’s new residential construction direct business is expected to increase at a faster rate than the market rate for single family housing starts due to continued share gains.

In total, the Company expects that it will grow sales at a mid-single digit rate in fiscal 2020.  Margins will be challenged with increases in labor costs, raw materials, tariffs and transportation rates.  With respect to the 301 Tariffs on goods imported from China, assuming the tariffs are maintained at the 25% levels, we could be exposed to approximately $5-6 million of potential annual direct cost increases in addition to the original 10% tariffs. Our teams are working to mitigate the impact through supplier negotiations, supply chain repositioning, internal productivity measures and pricing action if required. Should the 301 tariffs expand to additional categories we would have an additional exposure of approximately $4.0 million annually. The Company will also be negatively impacted by the move of one of our California facilities and incremental merchandising expenses. The Company expects adjusted EBITDA margins to decrease slightly for fiscal 2020.

Particleboard Supply

Due to a catastrophic fire at a key Southeast supplier plant in May 2019 and the supplier’s subsequent decision to shutter operations over the next 90-days at two additional plants, the Company is currently experiencing a temporary disruption in supply of particleboard, a key input component to the build of our cabinetry. The Company is working diligently to qualify alternate and additional suppliers, and our product engineering team is working on acceptable product substitutions where performance of other materials will meet or exceed that of particleboard.

We expect stable supply lines for particleboard will once again be established around the end of the second quarter of fiscal 2020. In the interim, we may experience extended lead times on particleboard cabinet orders in our Northeast, Mid-Atlantic, Southeast and Gulf Regions. Management’s current expectation on increased lead times is one to two weeks.

Management currently expects that these events will have a negative impact on at least our first and second quarters of fiscal 2020 as we expect the increased lead times to impact sales and our use of substituted materials instead of particleboard will increase our costs. Our results could be negatively impacted by product substitution costs and incremental transportation costs of $1-$3 million per quarter until fully resolved.

The Company maintains property insurance, including business interruption/dependent property coverage with a limit of $5 million and extra expense with a limit of $10 million that we believe will provide substantial coverage for certain of the losses arising from these events.  The Company is working with its insurance carrier on this matter and the magnitude and timing of the ultimate settlement is currently unknown. We expect the level of insurance proceeds will cover a substantial portion of the losses we incur due to these events, but there can be no assurance that we will ultimately be able to collect such amounts and such collection may occur in a different reporting period from the reporting period where we experience losses due to these events.

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

Liquidity and Capital Resources

The RSI Acquisition significantly affected the Company’s financial condition, liquidity and cash flow. See Note B -- Acquisition of RSI Home Products, Inc. (the “RSI Acquisition”) for a table detailing the purchase price. The Company’s cash and cash equivalents and investments in certificates of deposit totaled $59.2 million at April 30, 2019, representing a $28.7 million decrease from its April 30, 2018 levels.  At April 30, 2019, total long-term debt (including current maturities) was $691.5 million, a decrease of $122.5 million from its balance at April 30, 2018.  The Company’s ratio of long-term debt to total capital was 52.6% at April 30, 2019, compared with 58.2% at April 30, 2018.  The Company’s main source of liquidity is its cash and cash equivalents on hand and cash generated from its operating activities.

The Company can also borrow up to $100 million under the Revolving Facility. Approximately $93.3 million was available under this facility as of April 30, 2019.

The Company borrowed $250 million under the Initial Term Loan on December 29, 2017 in connection with the closing of the RSI Acquisition and borrowed an additional $250 million under the Delayed Draw Term Loan on February 12, 2018 in connection with the refinancing of the RSI Notes. Amounts outstanding under the Credit Facilities bear interest based on a fluctuating rate measured by reference to either, at the Company’s option, a base rate plus an applicable margin or LIBOR plus an applicable margin, with the applicable margin being determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” As of April 30, 2019, the applicable margin with respect to base rate loans and LIBOR loans was 0.75% and 1.75%, respectively, and the commitment fee was 0.20%.

The Company began repaying the aggregate outstanding amounts under its initial term loan facility and the delayed draw term loan facility in certain specified quarterly installments on April 30, 2018. The Credit Facilities mature on December 29, 2022.

On February 12, 2018, the Company issued $350 million in aggregate principal amount of the Senior Notes and utilized the proceeds of such issuance, together with the borrowings under the Delayed Draw Term Loan as discussed above and cash on hand, to fund the refinancing of the RSI Notes, which were acquired as part of the RSI Acquisition - See Note B -- Acquisition of RSI Home Products, Inc. (the “RSI Acquisition”).

The credit agreement governing the Company's credit facilities and the indenture governing the Senior Notes restrict the ability of the Company and certain of the Company’s subsidiaries to, among other things, incur additional indebtedness, create additional liens, make certain investments, dispose of assets or engage in a merger or consolidation, engage in certain transactions with affiliates, and make certain restricted payments, including the payment of dividends or the repurchase or redemption of stock, subject, in each case, to the various exceptions and conditions described in the credit agreement and the indenture. See Note G --Notes Payable and Long-Term Debt for a discussion of our compliance with the covenants in the credit agreement and the indenture.

OPERATING ACTIVITIES

Cash provided by operating activities in fiscal 2019 was $190.8 million, compared with $86.8 million in fiscal 2018.  The increase in the Company’s cash from operating activities was driven primarily by an increase in net income excluding non-cash items (primarily depreciation and amortization), lower pension contributions in excess of expense, and a decrease in customer receivables which was partially offset by an increase in inventories and other accrued expenses.

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

On November 28, 2018, the Board approved up to $5.0 million of discretionary funding to reduce its defined benefit pension liabilities. The Company made aggregate contributions of $7.3 million to its pension plans during fiscal 2019, including the $5.0 million of discretionary funding.

On August 24, 2017, the Board approved up to $13.6 million of discretionary funding to reduce its defined benefit pension liabilities. The Company made aggregate contributions of $19.3 million to its pension plans during fiscal 2018, including the $13.6 million of discretionary funding.

On August 25, 2016, the Board approved up to $20 million of discretionary funding to reduce its defined benefit pension liabilities. The Company made aggregate contributions of $27.3 million to its pension plans during fiscal 2017, including the $20.0 million of discretionary funding during fiscal 2017.

INVESTING ACTIVITIES

The Company’s investing activities primarily consist of capital expenditures and investments in promotional displays. Net cash used by investing activities in fiscal 2019 was $37.9 million, compared with $44.3 million in fiscal 2018 and $53.7 million in fiscal 2017. Investments in property, plant and equipment for fiscal 2019 were $32.1 million, compared with $47.6 million in fiscal 2018 and $21.8 million in fiscal 2017. Investments in promotional displays were $7.3 million in fiscal 2019, compared with $2.3 million in fiscal 2018 and $3.7 million in fiscal 2017.

On November 30, 2016 the Board approved the construction of a new corporate headquarters in Winchester, Virginia. The new space has consolidated employees that previously occupied four buildings in Winchester, Virginia and Frederick County, Virginia, during the fourth quarter of fiscal 2018. During fiscal 2019, 2018 and 2017, approximately $6.7 million, $21.1 million and $3.0 million, respectively, was spent related to the new corporate headquarters.

During fiscal 2019, the Company’s decrease in net cash used for investing activities was primarily driven by lower payments to acquire property, plant and equipment.

FINANCING ACTIVITIES

The Company realized a net outflow of $173.7 million from financing activities in fiscal 2019 compared with a net outflow of $141.0 million in fiscal 2018, and a net outflow of $20.8 million in fiscal 2017.  During fiscal 2019, $122.2 million was used to repay long-term debt, compared with approximately $96.6 million in fiscal 2018 and $11.7 million in fiscal 2017.

Under a stock repurchase authorization approved by its Board on November 30, 2016, the Company was authorized to purchase up to $50 million of the Company's common shares. The Board suspended the Company's stock repurchase program in conjunction with the RSI Acquisition. On August 23, 2018, the Board reinstated the program. On November 28, 2018, the Board authorized an additional stock repurchase program of up to $14 million of the Company's common shares. This authorization is in addition to the stock repurchase program authorized on November 30, 2016. Management funded share repurchases using available cash and cash generated from operations. Repurchased shares became authorized but unissued common shares. At April 30, 2019, no funds remained from the amounts authorized by the Board to repurchase the Company’s common shares. The Company purchased a total of 745,232 common shares, for an aggregate purchase price of $50.0 million, during fiscal 2019 under the authorizations pursuant to a repurchase plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company also repurchased $29.0 million during fiscal 2018 and $13.4 million during fiscal 2017.

Cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations and fund capital expenditures for fiscal 2020.

The timing of the Company’s contractual obligations (excluding interest) as of April 30, 2019 is summarized in the table below:

	FISCAL YEARS ENDED APRIL 30

(in thousands)	Total Amounts	2020	2021-2022	2023-2024	2025 and Thereafter

Term Loans	$340,000	$—	$27,500	$312,500	$—
The Senior Notes	350,000	—	—	—	350,000
Capital lease obligations	6,645	2,285	2,825	1,369	166
Other long-term debt	6,660	—	—	76	6,584
Operating lease obligations	107,388	17,943	30,084	20,490	38,871

Total	$810,693	$20,228	$60,409	$334,435	$395,621

SEASONALITY

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

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2019 and 2018, the Company had no off-balance sheet arrangements.

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

Revenue Recognition.  The Company utilizes signed sales agreements that provide for transfer of title to the customer at the time of shipment or upon delivery based on the contractual terms. The Company must estimate the amount of sales that have been transferred to third-party carriers but not delivered to customers as the carriers are not able to report real-time what has been delivered and thus there is a delay in reporting to the Company. The estimate is calculated using a lag factor determined by analyzing the actual difference between shipment date and delivery date of orders over the past 12 months. Revenue is only recognized on those shipments which the Company believes have been delivered to the customer.

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

Self Insurance.  The Company is self-insured for certain costs related to employee medical coverage, workers’ compensation liability, general liability, auto liability and property insurance. The Company maintains stop-loss coverage with third-party insurers to limit total exposure. The Company establishes a liability at each balance sheet date based on estimates for a variety of factors that influence the Company’s ultimate cost. In the event that actual experience is substantially different from the estimates, the financial results for the period could be adversely affected. The Company believes that the methodologies used to estimate insurance liabilities are an accurate reflection of the liabilities as of the date of the balance sheets.

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

The following is a summary of the potential impact of a hypothetical 1% change in actuarial assumptions for the discount rate, expected return on plan assets and consumer price index:

(in millions)	IMPACT OF 1% INCREASE	IMPACT OF 1% DECREASE
(decrease) increase

Effect on annual pension expense	$(1.6)	$1.5

Effect on projected pension benefit obligation	$(21.1)	$26.4

Pension expense for fiscal 2019 and the assumptions used in that calculation are presented in Note J of the Consolidated Financial Statements.  At April 30, 2019, the weighted average discount rate was 4.02% compared with 4.18% at April 30, 2018. The expected return on plan assets was 5.5% for the year ended April 30, 2019 and 6.5% for the year ended April 30, 2018. The rate of compensation increase is not applicable for periods beyond April 30, 2012 because the Company froze its pension plans as of that date.

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

The Company strives to balance expected long-term returns and short-term volatility of pension plan assets. Favorable and unfavorable differences between the assumed and actual returns on plan assets are generally amortized over a period no longer than the average life expectancy of the plans’ active participants. The actual rates of return on plan assets realized, net of investment manager fees, were 7.0%, 3.5% and 10.3% for fiscal 2019, 2018 and 2017, respectively.

The fair value of plan assets at April 30, 2019 was $169.5 million compared with $156.5 million at April 30, 2018. The Company’s plan assets exceeded the projected benefit obligation by $0.7 million in fiscal 2019 and the projected benefit obligation exceeded plan assets by $7.0 million in fiscal 2018. The $7.7 million decrease in the Company’s unfunded position during fiscal 2019 was primarily driven by the Company’s $7.3 million contributions.  The Company expects its pension benefit to increase from $0.6 million in fiscal 2019 to $0.7 million in fiscal 2020, due primarily to a decrease in the expected interest cost, partially offset by a decrease in the expected long-term rate of return from 5.5% to 5.0%.  The Company expects to contribute $0.5 million to its pension plans in fiscal 2020, which represents discretionary funding.  The Company made contributions of $7.3 million to its pension plans in fiscal 2019.

Goodwill and Other Intangible Assets.  Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In accordance with the accounting standards, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. There were no impairment charges related to goodwill for the fiscal years ended 2019 and 2018.

The Company amortizes the cost of other intangible assets over their estimated useful lives, which range from three to six years, unless such lives are deemed indefinite. There were no impairment charges related to other intangible assets for the fiscal years ended 2019 and 2018.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” ASU 2014-09 supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." ASU 2015-14 defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period. The Company adopted ASU 2014-09 as of May 1, 2018 and for periods thereafter using the modified retrospective approach, which was applied to all contracts not completed as of May 1, 2018. The cumulative effect of adopting the new revenue standard was not material. The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of this standard did not have a material impact on the twelve month periods ended April 30, 2019 and the Company does not expect it to have a material impact on revenue or net income on an ongoing basis. See Note A -- Summary of Significant Account Policies for further information.

In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a “right-of-use” asset and lease liability but recognize related expenses in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. In January 2018, the FASB issued ASU 2018-01, which clarifies the application of the new leases guidance to land easements. In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11, which clarify certain guidance included in ASU 2016-02 and introduces a new optional transition method. The standard is effective for annual periods beginning after December 15, 2018. The standard provides for the option to elect a package of practical expedients upon adoption. The Company intends to adopt the standard on May 1, 2019 and plans to elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and is evaluating the other practical expedients available under the guidance. The Company expects expanded financial statement note disclosure in addition to recognizing a right-of-use asset and lease liability for its operating leases on the balance sheet. In preparation for the adoption of the standard, the Company has procured a third-party software to track and manage the leases. Based on leases outstanding at April 30, 2019, the Company estimates the operating lease right-of-use asset and lease liability would have been in the range of $95 million to $115 million. The Company continues to evaluate the impacts of the pending adoption. As such, the Company’s preliminary assessments are subject to change.

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

Our revolving credit facility, initial term loan facility and delayed draw term loan facility, include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of April 30, 2019 would increase our annual interest expense by approximately $3.4 million.

The Company does not currently use commodity or interest rate derivatives or similar financial instruments to manage its commodity price or interest rate risks.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	APRIL 30
(in thousands, except share and per share data)	2019	2018

ASSETS
Current Assets
Cash and cash equivalents	$57,656	$78,410
Investments - certificates of deposit	1,500	8,000
Customer receivables, net	125,901	136,355
Inventories	108,528	104,801
Income taxes receivable	1,009	25,996
Prepaid expenses and other	11,441	10,805
Total Current Assets	306,035	364,367

Property, plant and equipment, net	208,263	218,102
Investments - certificates of deposit	—	1,500
Customer relationships intangibles, net	213,111	258,778
Trademarks, net	5,555	8,889
Goodwill, net	767,612	767,451
Promotional displays, net	13,058	12,189
Deferred income taxes	773	732
Other assets	15,524	13,337
TOTAL ASSETS	$1,529,931	$1,645,345

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$61,277	$71,096
Current maturities of long-term debt	2,286	4,143
Accrued compensation and related expenses	54,906	48,682
Accrued marketing expenses	12,979	19,289
Other accrued expenses	18,142	27,245
Total Current Liabilities	149,590	170,455

Long-term debt, less current maturities	689,205	809,897
Deferred income taxes	64,749	71,563
Defined benefit pension liabilities	—	6,960
Other long-term liabilities	6,034	4,805

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at April 30, 2019: 16,849,026, at April 30, 2018: 17,503,922	352,424	361,158
Retained earnings	317,420	269,576
Accumulated other comprehensive loss - Defined benefit pension plans	(49,491)	(49,069)
Total Shareholders' Equity	620,353	581,665
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,529,931	$1,645,345
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	FISCAL YEARS ENDED APRIL 30
(in thousands, except per share data)	2019	2018	2017

Net sales	$1,645,319	$1,250,274	$1,030,248
Cost of sales and distribution	1,298,846	994,871	805,612
Gross Profit	346,473	255,403	224,636

Selling and marketing expenses	89,875	77,843	70,979
General and administrative expenses	112,917	69,855	45,419
Restructuring charges, net	1,987	—	—
Operating Income	141,694	107,705	108,238

Interest expense (income), net	35,652	13,054	(521)
Other (income) expense	(4,846)	(109)	(166)
Income Before Income Taxes	110,888	94,760	108,925

Income tax expense	27,200	31,619	37,726

Net Income	$83,688	$63,141	$71,199

SHARE INFORMATION
Earnings per share
Basic	$4.84	$3.80	$4.38
Diluted	$4.83	$3.77	$4.34

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2019	2018	2017

Net income	$83,688	$63,141	$71,199

Other comprehensive income (loss) net of tax:
Change in pension benefits, net of deferred taxes
of $(190), $(50), and $(4,391) respectively	(422)	88	6,868

Total Comprehensive Income	$83,266	$63,229	$78,067

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	LOSS	EQUITY
Balance, May 1, 2016	16,244,041	$163,290	$164,756	$(47,285)	$280,761

Net income	—	—	71,199	—	71,199
Other comprehensive income, net of tax	—	—	—	6,868	6,868
Stock-based compensation	—	3,469	—	—	3,469
Exercise of stock-based compensation awards, net of amounts withheld for taxes	122,772	633	—	—	633
Stock repurchases	(178,118)	(1,483)	(11,924)	—	(13,407)
Employee benefit plan contributions	44,080	2,926	—	—	2,926
Balance, April 30, 2017	16,232,775	$168,835	$224,031	$(40,417)	$352,449

Net income	—	—	63,141	—	63,141
Adoption of ASU 2018-02	—	—	8,740	(8,740)	—
Other comprehensive income, net of tax	—	—	—	88	88
Stock-based compensation	—	3,097	—	—	3,097
Exercise of stock-based compensation awards, net of amounts withheld for taxes	86,927	(1,513)	—	—	(1,513)
Stock issuance related to acquisition	1,457,568	189,849	—	—	189,849
Stock repurchases	(309,612)	(2,664)	(26,336)	—	(29,000)
Employee benefit plan contributions	36,264	3,554	—	—	3,554
Balance, April 30, 2018	17,503,922	$361,158	$269,576	$(49,069)	$581,665

Net income	—	—	83,688	—	83,688
Other comprehensive loss, net of tax	—	—	—	(422)	(422)
Stock-based compensation	—	3,040	—	—	3,040
Exercise of stock-based compensation awards, net of amounts withheld for taxes	48,928	(1,241)	—	—	(1,241)
Stock repurchases	(745,232)	(14,156)	(35,844)	—	(50,000)
Employee benefit plan contributions	41,408	3,623	—	—	3,623
Balance, April 30, 2019	16,849,026	$352,424	$317,420	$(49,491)	$620,353

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2019	2018	2017

OPERATING ACTIVITIES
Net income	$83,688	$63,141	$71,199
Adjustments to reconcile net income to net cash and
cash equivalents provided by operating activities:
Depreciation and amortization	94,446	45,004	18,682
Net loss on disposal of property, plant and equipment	1,973	615	444
Amortization of debt issuance costs	2,724	—	—
Loss on extinguishment of debt	—	257	—
Gain on insurance recoveries	(580)	—	—
Stock-based compensation expense	3,040	3,097	3,469
Deferred income taxes	(7,805)	21,404	9,899
Pension contributions in excess of expense	(7,875)	(20,928)	(27,840)
Net gain on debt forgiveness and modification	(5,266)	—	—
Contributions of employer stock to employee benefit plan	3,623	3,554	2,926
Other non-cash items	916	14	318
Changes in operating assets and liabilities (net of acquired assets and liabilities):
Customer receivables	9,719	(18,786)	(7,780)
Inventories	(4,852)	2,802	(4,925)
Income taxes receivable	26,357	(7,295)	—
Prepaid expenses and other assets	(5,172)	(7,492)	(207)
Accounts payable	(4,775)	(858)	6,301
Accrued compensation and related expenses	6,225	(2,525)	773
Marketing and other accrued expenses	(5,541)	4,771	3,821
Net Cash Provided by Operating Activities	190,845	86,775	77,080

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(32,128)	(47,590)	(21,811)
Proceeds from sales of property, plant and equipment	64	27	37
Proceeds from insurance recoveries	580	—	—
Acquisition of business, net of cash acquired	(7,182)	(57,200)	—
Purchases of certificates of deposit	—	(25,000)	(85,000)
Maturities of certificates of deposit	8,000	87,750	56,750
Investment in promotional displays	(7,257)	(2,303)	(3,720)
Net Cash Used by Investing Activities	(37,923)	(44,316)	(53,744)

FINANCING ACTIVITIES
Payments of long-term debt	(122,205)	(96,572)	(11,731)
Proceeds from long-term debt	—	734	3,477
Proceeds from issuance of common stock and other	500	1,289	2,366
Repurchase of common stock	(50,000)	(29,000)	(13,407)
Withholding of employee taxes related to stock-based compensation	(1,739)	(2,803)	(1,734)

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2019	2018	2017

Debt issuance cost	(232)	(14,675)	—
Notes receivable, net	—	—	208
Net Cash Used by Financing Activities	(173,676)	(141,027)	(20,821)

Net (Decrease) Increase in Cash and Cash Equivalents	(20,754)	(98,568)	2,515

Cash and Cash Equivalents, Beginning of Year	78,410	176,978	174,463

Cash and Cash Equivalents, End of Year	$57,656	$78,410	$176,978

Supplemental cash flow information:
Non-cash investing and financing activities:
Long-term debt related to funding acquisition	$—	$300,000	$—
Long-term debt issued to satisfy outstanding debt	$—	$600,000	$—
Long-term debt satisfied from issuance of debt	$—	$(602,750)	$—
Stock issuance in connection with acquisition	$—	$189,849	$—
Property, plant and equipment	$1,331	$5,530	$—
Net other assets and liabilities related to acquisition	$—	$7,169	$—

Cash paid during the period for:
Interest	$35,908	$5,919	$596
Income taxes	$22,035	$18,219	$27,302

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A -- Summary of Significant Accounting Policies

American Woodmark Corporation (“American Woodmark,” the “Company,” “we,” “our” or “us”) manufactures and distributes kitchen, bath and home organization products for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers, and builders and through a network of independent dealers and distributors. The Company operates within a single reportable segment primarily within the U.S.; long-lived assets and sales outside the U.S. are not significant.

The following is a description of the Company’s significant accounting policies:

Principles of Consolidation and Basis of Presentation:  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition:  Our principal performance obligations are the sale of kitchen, bath and home organization products. The Company recognizes revenue as control of our products is transferred to our customers, which is at the time of shipment or upon delivery based on the contractual terms with our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods to our customers. Payment terms on our product sales normally range from 30 to 90 days. Taxes assessed by a governmental authority that we collect are excluded from revenue. The expected costs associated with our contractual warranties will continue to be recognized as expense when the products are sold. See Note M--Commitments and Contingencies for further discussion.

When revenue is recognized, we record estimates to reduce revenue for customer programs and incentives in order to determine that amount of consideration the Company will ultimately be entitled to receive. Customer programs and incentives are considered variable consideration, and include price discounts, volume-based incentives, promotions and cooperative advertising. The Company includes variable consideration in revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the variable consideration is resolved. This determination is made based upon known customer program and incentive offerings at the time of sale, and expected sales volume forecasts as it relates to our volume-based incentives. This determination is updated each reporting period. In addition, for certain customer program incentives, we receive an identifiable benefit (goods or services) in exchange for the consideration given and record the associated expenditure in selling, general and administrative expenses.

We account for shipping and handling costs that occur before the customer has obtained control of a product as a fulfillment activity rather than as a promised service. These costs are classified within costs of sales and distribution.

Cost of Sales and Distribution:  Cost of sales and distribution includes all costs associated with the manufacture and distribution of the Company’s products including the costs of shipping and handling.

Advertising Costs:  Advertising costs are expensed as incurred. Advertising expenses for fiscal years 2019, 2018 and 2017 were $38.9 million, $40.1 million and $41.0 million, respectively.

Cash and Cash Equivalents:  Cash in excess of operating requirements is invested in money market accounts which are carried at cost (which approximates fair value). The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investments in Certificates of Deposit: Certificates of deposit are carried at cost (which approximates fair value). Certificates of deposit with original maturities greater than three months and remaining maturities less than one year are classified as current assets. Certificates of deposit with remaining maturities greater than one year are classified as long-term assets.

Inventories:   Inventories are stated at lower of cost or market. Inventory costs are determined by the last-in, first-out ("LIFO") method and for certain subsidiaries by the first-in, first-out ("FIFO") method.

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

Impairment of Long-Lived Assets:  The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal years 2019, 2018 and 2017, the Company concluded no impairment existed.

Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In accordance with the accounting standards, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not impaired, the entity is not required to take further action. However, if an entity concludes otherwise, it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. During fiscal years 2019, 2018 and 2017, the Company concluded no impairment existed.

Intangible assets consist of customer relationship intangibles and trademarks. The Company amortizes the cost of other intangible assets over their estimated useful lives, which range from three to six years, unless such lives are deemed indefinite. During fiscal years 2019, 2018 and 2017, the Company concluded no impairment existed.

Promotional Displays:  The Company invests in promotional displays in retail stores to demonstrate product features, product and quality specifications and to serve as a training tool for retail kitchen designers. The Company invests in these long-lived productive assets to provide the aforementioned benefits. The Company's investment in promotional displays is carried at cost less applicable amortization. Amortization is provided by the straight-line method on an individual display basis over periods of 24 to 60 months (the estimated period of benefit). Promotional display amortization expense for fiscal years 2019, 2018 and 2017 was $6.4 million, $4.5 million and $3.4 million, respectively, and is included in selling and marketing expenses.

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

Stock-Based Compensation:  The Company recognizes stock-based compensation expense based on the grant date fair value over the requisite service period.  The Company records the expense for stock-based compensation awards subject to performance-based criteria vesting over the remaining service period when the Company determines that achievement of the performance criteria is probable. The Company evaluates when the achievement of performance-based criteria is probable based on the expected satisfaction of the performance criteria at each reporting date.

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

Recent Accounting Pronouncements:  In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” ASU 2014-09 supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." ASU 2015-14 defers the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that period. The Company adopted ASU 2014-09 as of May 1, 2018 and for periods thereafter using the modified retrospective approach, which was applied to all contracts not completed as of May 1, 2018. The cumulative effect of adopting the new revenue standard was not material. The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of this standard did not have a material impact on the twelve month period ended April 30, 2019 and the Company does not expect it to have a material impact on revenue or net income on an ongoing basis. See “Revenue Recognition” above for further information.

In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a “right-of-use” asset and lease liability but recognize related expenses in a manner similar to current accounting. The guidance also eliminates current real estate-specific provisions for all entities. In January 2018, the FASB issued ASU 2018-01, which clarifies the application of the new leases guidance to land easements. In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11, which clarify certain guidance included in ASU 2016-02 and introduces a new optional transition method. The standard is effective for annual periods beginning after December 15, 2018. The standard provides for the option to elect a package of practical expedients upon adoption. The Company intends to adopt the standard on May 1, 2019 and plans to elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and is evaluating the other practical expedients available under the guidance. The Company expects expanded financial statement note disclosure in addition to recognizing a right-of-use asset and lease liability for its operating leases on the balance sheet. In preparation for the adoption of the standard, the Company has procured a third-party software to track and manage the leases. Based on leases outstanding at April 30, 2019, the Company estimates the operating lease right-of-use asset and lease liability would have been in the range of $95 million to $115 million. The Company continues to evaluate the impacts of the pending adoption. As such, the Company’s preliminary assessments are subject to change.

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

Note B -- Acquisition of RSI Home Products, Inc. (the "RSI Acquisition")

On November 30, 2017, American Woodmark, Alliance Merger Sub, Inc. ("Merger Sub"), RSI and Ronald M. Simon, as the RSI stockholder representative, entered into a merger agreement (the "Merger Agreement") pursuant to which the parties agreed to merge Merger Sub with and into RSI pursuant to the terms and subject to the conditions set forth in the Merger Agreement, with RSI continuing as the surviving corporation and as a wholly owned subsidiary of American Woodmark. On December 29, 2017 (the "Acquisition Date"), the Company consummated the RSI Acquisition pursuant to the terms of the Merger Agreement. As a result of the merger of Merger Sub with and into RSI, Merger Sub’s separate corporate existence ceased, and RSI continued as the surviving corporation and a wholly owned subsidiary of American Woodmark. RSI is a leading manufacturer of kitchen and bath cabinetry and home organization products.

In connection with the RSI Acquisition, on December 29, 2017, the Company entered into a credit agreement (the "Credit Agreement") with a syndicate of lenders and Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, providing for a $100 million, 5-year revolving loan facility with a $25 million sub-facility for the issuance of letters of credit (the “Revolving Facility”), a $250 million, 5-year initial term loan facility (the "Initial Term Loan") and a $250 million delayed draw term loan facility (the "Delayed Draw Term Loan" and, together with the Revolving Facility and the Initial Term Loan, the "Credit Facilities") (See Note G -- Loans Payable and Long-Term Debt for further details). American Woodmark used the full proceeds of the Initial Term Loan and approximately $50 million in loans under the Revolving Facility, together with cash on its balance sheet, to fund the cash portion of the RSI Acquisition consideration and its transaction fees and expenses.

At the closing of the RSI Acquisition, American Woodmark assumed approximately $589 million (including accrued interest) of RSI’s indebtedness consisting largely of RSI’s 6½% Senior Secured Second Lien Notes due 2023 (the "RSI Notes"). On February 12, 2018, the Company issued $350 million in aggregate principal amount of the Senior Notes and utilized the proceeds of such issuance, together with the borrowings under the Delayed Draw Term Loan and cash on hand, to fund the refinancing of the RSI Notes. (See Note G--Loans Payable and Long-Term Debt).

Allocation of Purchase Price to Assets Acquired and Liabilities Assumed

As consideration for the RSI Acquisition, American Woodmark paid total accounting consideration of $554.2 million including cash consideration of $364.4 million, net of cash acquired, and 1,457,568 newly issued shares of American Woodmark common stock valued at $189.8 million based on $130.25 per share, which was the closing stock price on the Acquisition Date. The consideration paid was subject to a working capital adjustment by which the consideration was adjusted as the amount of working capital delivered at the Acquisition Date was less than a target amount. The working capital adjustment has been finalized and the accounting consideration reflects the adjustment to the estimated working capital reflected in the consideration paid at the Acquisition Date.

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

The fair value of the assets acquired and liabilities assumed were determined using income, market and cost valuation methodologies. The fair value of debt acquired was determined using Level 1 inputs as quoted prices in active markets for identical liabilities were available. The fair value measurements, aside from debt, were estimated using significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in Accounting Standards Codification (ASC) 820. The income approach was primarily used to value the customer relationship intangibles and trademarks. The income approach determines value for an asset or liability based on the present value of cash flows projected to be generated over the remaining economic life of the asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. The estimates of market participant net cash flows considered historical and projected product pricing, operational performance including company specific synergies, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. The net cash flows are discounted to present value using a discount rate that reflects the relative risk of achieving the cash flow and the time value of money. The market approach is a valuation technique that uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities, or a group of assets or liabilities. The cost approach estimates value by determining the current cost of replacing an asset with another of equivalent economic utility. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation. The cost and market approaches were used to value inventory, while the cost approach was the primary approach used to value property, plant and equipment.

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

Impact to Financial Results for the Fiscal Year Ended April 30, 2018

RSI’s financial results have been included in our consolidated financial results of fiscal 2018 for the period from the Acquisition Date to April 30, 2018. As a result, our consolidated financial results for the fiscal year ended April 30, 2018 do not reflect a full year of RSI results. From December 29, 2017 to April 30, 2018, RSI generated net sales of approximately $177.7 million and an operating income of approximately $9.1 million, inclusive of intangible amortization and adjustments to account for the acquisition, including a $6.3 million charge to cost of sales as a result of the step-up of inventory as of the Acquisition Date to fair value.

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

The unaudited supplemental pro forma financial data above assumes the RSI Acquisition occurred on May 1, 2016 and has been calculated after applying the Company’s accounting policies and adjusting the historical results of RSI with pro forma adjustments, net of a statutory tax rate of 34.4% and 40.4% for the fiscal years ended April 30, 2018 and 2017, respectively. Significant pro forma adjustments include the recognition of additional amortization expense of $20.0 million and $27.2 million for the fiscal years ended April 30, 2018 and 2017, respectively, related to acquired intangible assets (net of historical amortization expense of RSI) and additional net interest expense of $2.4 million and $4.4 million for the fiscal years ended April 30, 2018 and 2017, respectively, related to the $300 million borrowed under the Credit Agreement to finance the acquisition. Transaction expenses, net of tax, of $8.5 million and $1.6 million for the fiscal years ended April 30, 2018 and 2017, respectively, and inventory fair value step-up expense, net of tax of $4.1 million for the fiscal year ended April 30, 2018 were also excluded from net income.

There were no proforma adjustments for the fiscal year ended April 30, 2019.

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

Note C -- Customer Receivables

The components of customer receivables were:

	APRIL 30
(in thousands)	2019	2018
Gross customer receivables	$132,145	$142,622
Less:
Allowance for doubtful accounts	(249)	(259)
Allowance for returns and discounts	(5,995)	(6,008)

Net customer receivables	$125,901	$136,355

Note D -- Inventories

The components of inventories were:

	APRIL 30
(in thousands)	2019	2018
Raw materials	$46,054	$41,728
Work-in-process	43,794	44,905
Finished goods	34,873	34,111

Total FIFO inventories	124,721	120,744
Reserve to adjust inventories to LIFO value	(16,193)	(15,943)

Total inventories	$108,528	$104,801

Of the total inventory of $108.5 million, $58.6 million is carried under the FIFO method and $49.9 is carried under the LIFO method of accounting as of April 30, 2019. Of the total inventory of $104.8 million, $56.6 million is carried under the FIFO method and $48.2 million is carried under the LIFO method of accounting as of April 30, 2018.

Note E -- Property, Plant and Equipment

The components of property, plant and equipment were:

	APRIL 30
(in thousands)	2019	2018
Land	$4,751	$4,751
Buildings and improvements	114,421	112,757
Buildings and improvements - capital leases	11,202	11,202
Machinery and equipment	294,993	274,723
Machinery and equipment - capital leases	30,574	30,270
Construction in progress	7,002	10,931
	462,943	444,634
Less accumulated amortization and depreciation	(254,680)	(226,532)

Total	$208,263	$218,102

Amortization and depreciation expense on property, plant and equipment amounted to $36.2 million, $21.9 million and $14.2 million in fiscal years 2019, 2018 and 2017, respectively.  Accumulated amortization on capital leases included in the above table amounted to $30.8 million and $30.0 million as of April 30, 2019 and 2018, respectively.

Note F -- Intangible Assets and Trademarks

The components of customer relationships intangibles were:

	APRIL 30
(in thousands)	2019	2018
Customer relationship intangibles	$274,000	$274,000
Less accumulated amortization	(60,889)	(15,222)

Total	$213,111	$258,778

The components of trademarks were:

	APRIL 30
(in thousands)	2019	2018
Trademarks	$10,000	$10,000
Less accumulated amortization	(4,445)	(1,111)

Total	$5,555	$8,889

Customer relationship intangibles and trademarks are amortized over the estimated useful lives on a straight-line basis over six and three years, respectively. Amortization expense on customer relationship intangibles and trademarks amounted to $49.0 million and $16.3 million for the years ended April 30, 2019 and 2018, respectively.

Note G -- Loans Payable and Long-Term Debt

Maturities of long-term debt are as follows:

	FISCAL YEARS ENDING APRIL 30

(in thousands)	2020	2021	2022	2023	2024	2025 AND THERE- AFTER	TOTAL OUTSTANDING

Term loans	$—	$—	$27,500	$312,500	$—	$—	$340,000

The Senior Notes	—	—	—	—	—	350,000	350,000

Capital lease obligations	2,285	1,860	965	679	690	166	6,645

Other long-term debt	—	—	—	12	64	6,584	6,660

Total	$2,285	$1,860	$28,465	$313,191	$754	$356,750	$703,305

Debt issuance costs							$(11,814)

Current maturities							$(2,286)

Total long-term debt							$689,205

Term Loans

On December 29, 2017, the Company entered into the Credit Agreement, which provides for the Revolving Facility, the Initial Term Loan and the Delayed Draw Term Loan. Also on December 29, 2017, the Company borrowed the entire $250 million available under the Initial Term Loan and approximately $50 million under the Revolving Facility to fund, in part, the cash portion of the RSI Acquisition consideration and the Company’s transaction fees and expenses related to the RSI Acquisition. On February 12, 2018, the Company borrowed the entire $250 million under the Delayed Draw Term Loan in connection with the refinancing of the RSI Notes as discussed below or to repay, in part, amounts outstanding under the Revolving Facility. In connection with its entry into the Credit Agreement, the Company terminated its prior $35 million revolving credit facility with Wells Fargo. The Company is required to make specified quarterly installments on both the Initial Term Loan and the Delayed Draw Loan. As of April 30, 2019, $170 million was outstanding on each of the Initial Term Loan and Delayed Draw Term Loan for a total of $340 million. As of April 30, 2018, $230 million was outstanding on each of the Initial Term Loan and Delayed Draw Term Loan for a total of $460 million. The outstanding balance approximates fair value as the Term Loans have a floating interest rate. There were no amounts outstanding on the Revolving Facility as of April 30, 2019 and 2018. The Credit Facilities mature on December 29, 2022.

Amounts outstanding under the Credit Facilities bear interest based on a fluctuating rate measured by reference to either, at the Company’s option, a base rate plus an applicable margin or LIBOR plus an applicable margin, with the applicable margin being determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” In addition, a letter of credit fee will accrue on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on LIBOR loans, payable quarterly in arrears. On January 25, 2019, the Company entered into an amendment to the Credit Agreement (the “Amendment”) that reduced the applicable margin for both base rate and LIBOR rate loans and reduced the commitment fee incurred on unused portions of the Revolving Facility. As of April 30, 2019, the applicable margin with respect to base rate loans and LIBOR loans was 0.75% and 1.75%, respectively, and the commitment fee was 0.20%.

The Credit Agreement includes certain financial covenants.  The Amendment amended these covenants by (i) removing the requirement to maintain a “Total Secured Debt to EBITDA Ratio” of no more than 2.50 to 1.00 and (ii) setting a maximum “Total Funded Debt to EBITDA Ratio”  as of the last day of any fiscal quarter ending through January 31, 2020 of no more than 3.50 to 1.00 and thereafter, of no more than 3.25 to 1.00 (with an increase to 3.75 to 1.00 for a certain period upon the consummation of a “Qualified Acquisition”). The Credit Agreement also requires that the Company maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.25 to 1.00.
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

As of April 30, 2019, the Company was in compliance with the covenants included in the Credit Agreement.

The Company’s obligations under the Credit Agreement are guaranteed by the Company’s subsidiaries and the obligations of the Company and its subsidiaries are secured by a pledge of substantially all of their respective personal property.

The Senior Notes

On February 12, 2018, the Company issued $350 million in aggregate principal amount of 4.875% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes mature on March 15, 2026 and interest on the Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year, which payments began on September 15, 2018. The Senior Notes are, and will be, fully and unconditionally guaranteed by each of the Company’s current and future wholly owned domestic subsidiaries that guarantee the Company’s obligations under the Credit Agreement. The indenture governing the Senior Notes restricts the ability of the Company and the Company’s “restricted subsidiaries” to, as applicable, (i) incur additional indebtedness or issue certain preferred shares, (ii) create liens, (iii) pay dividends, redeem or repurchase stock or make other distributions or restricted payments, (iv) make certain investments, (v) create restrictions on the ability of the “restricted subsidiaries” to pay dividends to the Company or make other intercompany transfers, (vi) transfer or sell assets, (vii) merge or consolidate with a third party and (viii) enter into certain transactions with affiliates of the Company, subject, in each case, to certain qualifications and exceptions as described in the indenture. As of April 30, 2019, the Company and its restricted subsidiaries were in compliance with all covenants under the indenture governing the Senior Notes.

At the closing of the RSI Acquisition, American Woodmark assumed approximately $589 million (including accrued interest) of RSI’s indebtedness consisting largely of RSI’s 6½% Senior Secured Second Lien Notes due 2023 (the "RSI Notes"). On February 12, 2018, the Company utilized the proceeds of the Senior Notes, together with the borrowings under the Delayed Draw Term Loan and cash on hand, to fund the refinancing of the RSI Acquisition - See Note B -- Acquisition of RSI Home Products, Inc. (the “RSI Acquisition”).

At April 30, 2019, the book value of the Senior Notes was $350 million and the fair value was $347 million, based on Level 1 inputs.

Capital Lease Obligations

From 2015 through 2017, the Company entered into a total of eight capitalized lease agreements in the aggregate amount of $1.5 million with First American Financial Bancorp related to financing computer equipment.  Each lease has a term of 48 months and an interest rate between 3.5% and 6.5%.  The leases require quarterly rental payments.  The aggregate outstanding amount under all of these leases as of April 30, 2019 and 2018 was $0.5 million and $0.9 million, respectively.

From 2015 through 2019, the Company entered into a total of 19 capitalized lease agreements in the aggregate amount of $4.3 million with e-Plus Group related to financing computer equipment.  There are eight leases with a term of 36 months, 10 leases with a term of 51 months and one lease with a term of 60 months. All leases have an interest rate between 3.5% and 6.5%.  The leases require monthly rental payments.  The aggregate outstanding amount under all of these leases as of April 30, 2019 and 2018 was $2.7 million and $2.2 million, respectively.

In 2004, the Company entered into a lease agreement with the West Virginia Economic Development Authority as part of the Company’s capital investment and operations at the South Branch plant located in Hardy County, West Virginia. This capital lease agreement is a $10 million term obligation, which expires June 30, 2024, bearing interest at a fixed rate of 2% per annum. The lease requires monthly rental payments.  The outstanding amounts owed as of April 30, 2019 and 2018 were $3.3 million and $3.8 million, respectively.

Other Long-term Debt

On January 25, 2016, the Company entered into a New Markets Tax Credit ("NMTC") financing agreement, pursuant to section 45D of the Internal Revenue Code of 1986, as amended, and Kentucky Revised Statutes Sections 141.432 through 141.434, to take advantage of a tax credit related to working capital and capital improvements at its Monticello, Kentucky facility. This financing agreement was structured with unrelated third party financial institutions (the "Investors"), their wholly-owned investment funds ("Investment Funds") and their wholly-owned community development entities ("CDEs") in connection with our participation in qualified transactions under the NMTC program. In exchange for substantially all of the benefits derived from the tax credits, the Investors made a contribution of $2.3 million, net of syndication fees, to the project. Upon closing the transaction, a wholly owned subsidiary of the Company provided a $4.3 million loan receivable to the Investment Funds, which is included in other long term assets in the accompanying consolidated balance sheets. The Company also entered into loan agreements aggregating $6.6 million payable to the CDEs sponsoring the project. The loans have a term of 30 years with an aggregate interest rate of approximately 1.2%. As of April 30, 2019 and 2018, the Company had drawn $6.7 million of the loan proceeds, which is included in long-term debt in the accompanying consolidated balance sheets. The NMTC is subject to recapture for a period of seven years, the compliance period. During the compliance period, the Company is required to comply with various regulations and contractual provisions that apply to the NMTC arrangement.  We do not anticipate any credit recaptures will be required in connection with this arrangement. This transaction also includes a put/call feature which becomes enforceable at the end of the compliance period whereby we may be obligated or entitled to repurchase the Investors’ interest in the Investment Funds. The value attributable to the put/call is nominal. Direct costs of $0.3 million incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans (30 years).

Economic Development Loans

In 2005, the Company entered into two separate loan agreements with the Maryland Economic Development Corporation and the County Commissioners of Allegany County as part of the Company’s capital investment and operations at the Allegany County, Maryland site.  The loan agreements expired on December 31, 2018.  Based on the employment levels maintained and the terms of the loan agreements, the aggregate principal under these loan agreements of $2.2 million and accrued interest of $0.9 million was forgiven.

The Company had two loan agreements with the West Virginia Economic Development Authority as part of the Company’s capital investment and operations at the South Branch plant located in Hardy County, West Virginia. The loans expired on December 31, 2018 and the aggregate principal under these loan agreements of $2.3 million and accrued interest of $0.2 million was forgiven as the Company complied with certain employment levels at the facility.

Certain of the Company's loan agreements limit the amount and type of indebtedness the Company can incur and require the Company to maintain specified financial ratios measured on a quarterly basis. In addition to the assets previously discussed, certain of the Company’s property, plant and equipment are pledged as collateral under certain loan agreements and the capital lease arrangements. The Company was in compliance with all covenants contained in its loan agreements and capital leases at April 30, 2019.

Note H -- Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

	FISCAL YEARS ENDED APRIL 30
(in thousands, except per share amounts)	2019	2018	2017
Numerator used in basic and diluted earnings per common share:
Net income	$83,688	$63,141	$71,199
Denominator:
Denominator for basic earnings per common share -
weighted-average shares	17,289	16,631	16,259
Effect of dilutive securities:
Stock options and restricted stock units	41	114	139
Denominator for diluted earnings per common share -
weighted-average shares and assumed conversions	17,330	16,745	16,398
Net earnings per share
Basic	$4.84	$3.80	$4.38
Diluted	$4.83	$3.77	$4.34

An immaterial amount of anti-dilutive securities for the fiscal year ended April 30, 2019 were excluded from the calculation of net earnings per share. There were no anti-dilutive securities for the fiscal years ended April 30, 2018 and 2017, which were excluded from the calculation of net earnings per share.

Under a stock repurchase authorization approved by its Board of Directors (the "Board") on November 30, 2016, the Company was authorized to purchase up to $50 million of the Company's common shares. The Board suspended the Company's stock repurchase program in conjunction with the RSI Acquisition. On August 23, 2018, the Board reinstated the program. On November 28, 2018, the Board of Directors of the Company authorized an additional stock repurchase program of up to $14 million of the Company's common shares. This authorization was in addition to the stock repurchase program authorized on November 30, 2016. Management funded share repurchases using available cash and cash generated from operations. Repurchased shares became authorized but unissued common shares. At April 30, 2019, no funds remained from the amount authorized by the Board to repurchase the Company’s common shares. The Company purchased a total of 745,232 common shares, for an aggregate purchase price of $50.0 million, a total of 309,612 common shares for an aggregate purchase price of $29.0 million and a total of 178,118 common shares for an aggregate purchase price of $13.4 million during fiscal 2019, 2018 and 2017 respectively under the authorizations pursuant to a repurchase plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Note I -- Stock-Based Compensation

The Company has two types of stock-based compensation awards in effect for its employees and directors. The Company issued stock options from 1986 to 2015 and has issued restricted stock units ("RSUs") since fiscal 2010. Total compensation expense related to stock-based awards for the fiscal years ended April 30, 2019, 2018 and 2017 was $3.0 million, $3.1 million and $3.5 million, respectively.  The Company recognizes stock-based compensation costs net of an estimated forfeiture rate for those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company estimates the forfeiture rates based upon its historical experience.

Stock Incentive Plans

At April 30, 2019, the Company had stock option and RSU awards outstanding under two different plans: (1) second amended and restated 2004 stock incentive plan for employees; and (2) 2015 non-employee directors equity ownership plan.  As of April 30, 2019, there were 798,328 shares of common stock available for future stock-based compensation awards under the Company’s stock incentive plans.

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

The Company did not grant stock options during the fiscal years ended April 30, 2019, 2018 and 2017.

The following table presents a summary of the Company’s stock option activity for the fiscal years ended April 30, 2019, 2018 and 2017 (remaining contractual term in years and exercise prices are weighted-averages):

	NUMBER OF OPTIONS	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding at April 30, 2016	126,633	5.8	$35.15	$4,773

Exercised	(71,715)	—	$33.00	2,597
Outstanding at April 30, 2017	54,918	5.6	$37.95	$2,963

Exercised	(36,950)	—	$34.90	1,748
Outstanding at April 30, 2018	17,968	4.5	$44.23	$682

Exercised	(12,801)	—	$39.04	651
Outstanding at April 30, 2019	5,167	6.1	$57.11	$170

Vested and expected to vest in the future at April 30, 2019	5,167	6.1	$57.11	$170
Exercisable at April 30, 2019	5,167	6.1	$57.11	$170

The aggregate intrinsic value in the previous table of the outstanding options on April 30, 2019 represents the total pre-tax intrinsic value (the excess, if any, of the Company’s closing stock price on the last trading day of fiscal 2019 over the exercise price, multiplied by the number of in-the-money options) of the shares of the Company’s common stock that would have been received by the option holders had all option holders exercised their options on April 30, 2019. This amount changes based upon the fair market value of the Company’s common stock.  The total fair value of options vested for the fiscal years ended April 30, 2019, 2018 and 2017 was immaterial

Cash received from option exercises for the fiscal years ended April 30, 2019, 2018 and 2017, was an aggregate of $0.5 million, $1.3 million and $2.4 million, respectively.  The actual tax benefit realized for the tax deduction from option exercises of stock option awards was immaterial for the fiscal years ended April 30, 2019, 2018 and 2017, respectively.

Restricted Stock Unit Activity:

The Company’s RSUs granted to employees cliff-vest over a three-year period from date of grant, while RSUs granted to non-employee directors vest daily over a two-year period from date of grant.  Directors were granted service-based RSUs only, while employees were awarded both service-based and performance-based RSUs ("PBRSUs") in fiscal years 2019, 2018 and 2017.  The PBRSUs granted in fiscal 2019, 2018 and 2017 are earned based on achievement of a number of goals pertaining to the Company’s financial performance during three one-year performance periods and the achievement of certain cultural goals for the three-year period. Employees who satisfy the vesting criteria will receive a proportional amount of PBRSUs based upon the Compensation Committee’s assessment of the Company’s achievement of the performance criteria.

The following table contains a summary of the Company’s RSU activity for the fiscal years ended April 30, 2019, 2018 and 2017:

	PERFORMANCE-BASED RSUs	SERVICE-BASED RSUs	TOTAL RSUs	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Issued and outstanding, April 30, 2016	140,767	75,712	216,479	$40.88

Granted	36,058	25,322	61,380	$66.58
Cancelled due to non-achievement of performance goals	(4,270)	—	(4,270)	$64.55
Settled in common stock	(45,509)	(32,300)	(77,809)	$37.09
Forfeited	(1,979)	(1,280)	(3,259)	$49.40
Issued and outstanding, April 30, 2017	125,067	67,454	192,521	$50.09

Granted	33,080	22,250	55,330	$95.62
Cancelled due to non-achievement of performance goals	—	—	—	$—
Settled in common stock	(51,191)	(28,447)	(79,638)	$32.96
Forfeited	(9,305)	(6,198)	(15,503)	$71.91
Issued and outstanding, April 30, 2018	97,651	55,059	152,710	$73.34

Granted	45,615	30,335	75,950	$104.10
Cancelled due to non-achievement of performance goals	(10,352)	—	(10,352)	$80.26
Settled in common stock	(34,475)	(18,778)	(53,253)	$60.50
Forfeited	(9,257)	(5,347)	(14,604)	$79.49
Issued and outstanding, April 30, 2019	89,182	61,269	150,451	$76.91

As of April 30, 2019, there was $5.5 million of total unrecognized compensation expense related to unvested RSUs granted under the Company’s stock-based compensation plans.  This expense is expected to be recognized over a weighted-average period of 1.6 years.

For the fiscal years ended April 30, 2019, 2018 and 2017 stock-based compensation expense was allocated as follows:

(in thousands)	2019	2018	2017
Cost of sales and distribution	$691	$667	$665
Selling and marketing expenses	649	756	1,066
General and administrative expenses	1,700	1,674	1,738
Stock-based compensation expense, before income taxes	$3,040	$3,097	$3,469

Restricted Stock Tracking Units:

During fiscal 2019, the Board approved grants of 4,057 cash-settled performance-based restricted stock tracking units ("RSTUs") and 2,243 cash-settled service-based RSTUs for more junior level employees who previously received RSU grants under the Company’s shareholder approved plan.  Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of a share of the Company’s common stock as of the payment date if applicable performance and cultural conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of a share of our common stock as of the payment date if they remain continuously employed with the Company until the units vest.  The RSTUs cliff-vest three years from the grant date.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value. The Company recognized expense of $0.5 million, $0.4 million and $0.8 million related to RSTUs for the fiscal years ended April 30, 2019, 2018 and 2017, respectively. A liability for payment of the RSTUs is included in the Company's balance sheets in the amount of $0.7 million and $1.0 million as of April 30, 2019 and 2018, respectively.

Note J -- Employee Benefit and Retirement Plans

Retirement Savings Plans

In fiscal 1990, the Company instituted the American Woodmark Investment Savings Stock Ownership Plan and effective January 1, 2016 the plan name was changed to the American Woodmark Corporation Retirement Savings Plan (the "Plan"). Under the Plan, all employees who are at least 18 years old and have been employed by the Company for at least six consecutive months are eligible to receive Company stock through a discretionary profit-sharing contribution and a 401(k) matching contribution based upon the employee's contribution to the Plan.

Discretionary profit-sharing contributions ranging from 0-5% of net income, based on predetermined net income levels of the Company, may be made annually in the form of Company stock. The Company recognized expenses for profit-sharing contributions of $3.8 million, $3.7 million and $3.6 million in fiscal years 2019, 2018 and 2017, respectively.

The Company matches 100% of an employee’s annual 401(k) contributions to the Plan up to 4% of annual compensation.

Through December 31, 2018, RSI had the RSI Home Products 401K Retirement Savings Plan (the “RSI Plan”) for all non-union employees. Employees were eligible to contribute to the RSI Plan 60 days after starting employment. The Company elected to make safe harbor matching contributions of up to 4% of each participant’s eligible compensation. The Company’s safe harbor contributions vested immediately.

On January 1, 2019, the Plan merged with the RSI Plan to transfer all assets of the RSI Plan into the Plan.

Effective January 1, 2019, all new eligible participants will be automatically enrolled in the Plan at a contribution rate of 3% with the option of opting out.  Beginning January 1, 2021, the contribution rate for the eligible participants as of January 1, 2019 and thereafter will automatically escalate by 1%.  The automatic escalation will continue at the rate of 1% per calendar year, up to a contribution rate cap of 8%.

Participants who transferred from the RSI Plan effective January 1, 2019 will be eligible for a profit sharing contribution as of April 30, 2020.

The expense for 401(k) matching contributions for both plans was $9.9 million, $8.0 million and $7.2 million, in fiscal years 2019, 2018 and 2017, respectively.

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

Included in accumulated other comprehensive loss at April 30, 2019 is $66.3 million ($49.5 million net of tax) related to net unrecognized actuarial losses that have not yet been recognized in net periodic pension benefit costs. The Company expects to recognize $1.7 million ($1.3 million net of tax) in net actuarial losses in net periodic pension benefit costs during fiscal 2020.   The Company uses an April 30 measurement date for its benefit plans.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s non-contributory defined benefit pension plans as of April 30:

	APRIL 30
(in thousands)	2019	2018
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$163,423	$165,173
Interest cost	6,269	5,727
Actuarial gains	4,850	(2,596)
Benefits paid	(5,754)	(4,881)
Projected benefit obligation at end of year	$168,788	$163,423

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$156,463	$137,141
Actual return on plan assets	11,479	4,884
Company contributions	7,283	19,319
Benefits paid	(5,754)	(4,881)
Fair value of plan assets at end of year	$169,471	$156,463

Funded status of the plans	$683	$(6,960)

The accumulated benefit obligation for both pension plans was $168.8 million and $163.4 million at April 30, 2019 and 2018, respectively.

	APRIL 30
(in thousands)	2019	2018	2017

COMPONENTS OF NET PERIODIC PENSION BENEFIT COST
Interest cost	$6,269	$5,727	$5,772
Expected return on plan assets	(8,509)	(8,936)	(8,079)
Recognized net actuarial loss	1,648	1,601	1,771
Pension benefit cost	$(592)	$(1,608)	$(536)

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

Actuarial Assumptions:  The discount rate at April 30 was used to measure the year-end benefit obligations and the earnings effects for the subsequent year. Actuarial assumptions used to determine benefit obligations and earnings effects for the pension plans follow:

	FISCAL YEARS ENDED APRIL 30
	2019	2018

WEIGHTED-AVERAGE ASSUMPTIONS TO DETERMINE BENEFIT OBLIGATIONS
Discount rate	4.02%	4.18%

	FISCAL YEARS ENDED APRIL 30
	2019	2018	2017

WEIGHTED-AVERAGE ASSUMPTIONS TO DETERMINE NET PERIODIC PENSION BENEFIT COST
Discount rate	4.18%	4.12%	4.06%
Expected return on plan assets	5.5%	6.5%	7.5%

The Company bases the discount rate on a current yield curve developed from a portfolio of high-quality fixed-income investments with maturities consistent with the projected benefit payout period. The long-term rate of return on assets is determined based on consideration of historical and forward-looking returns and the current and expected asset allocation strategy.

The method used to determine the service and interest costs is known as the spot rate approach, under which individual spot rates along the yield curve that correspond with the timing of each benefit payment are used.

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

The Company expects to contribute $0.5 million to its pension plans in fiscal 2020, which represents discretionary funding.  The Company made contributions of $7.3 million and $19.3 million to its pension plans in fiscal 2019 and 2018, respectively.

Estimated Future Benefit Payments: The following benefit payments are expected to be paid:

FISCAL YEAR	BENEFIT PAYMENTS (in thousands)

2020	$6,612
2021	6,970
2022	7,287
2023	7,696
2024	8,069
Years 2025-2029	45,465

Plan Assets:  Pension assets by major category and the type of fair value measurement as of April 30, 2019 and 2018 are presented in the following tables:

FAIR VALUE MEASUREMENTS AT APRIL 30, 2019

(in thousands)	TOTAL	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Cash Equivalents	$469	$469	—	—
Equity Funds:
US Equity	31,143	31,143	—	—
International Equity	20,553	20,553	—
Fixed Income Funds:
Investment Grade Fixed Income	117,306	117,306	—	—
Total plan assets	$169,471	$169,471	—	—

FAIR VALUE MEASUREMENTS AT APRIL 30, 2018
FAIR VALUE MEASUREMENTS AT	FAIR VALUE MEASUREMENTS AT	FAIR VALUE MEASUREMENTS AT	FAIR VALUE MEASUREMENTS AT	FAIR VALUE MEASUREMENTS AT	FAIR VALUE MEASUREMENTS AT	FAIR VALUE MEASUREMENTS AT	FAIR VALUE MEASUREMENTS AT
(in thousands)	TOTAL		QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)		SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)		SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Cash Equivalents	$448		$448		—		—
Equity Funds:
US Equity	37,421		37,421		—		—
International Equity	25,135		25,135
Fixed Income Funds:					—		—
Investment Grade Fixed Income	93,459		93,459		—		—
Total plan assets	$156,463		$156,463		—		—

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

The Company’s pension plans’ weighted-average asset allocations at April 30, 2019 and 2018, by asset category, were as follows:

PLAN ASSET ALLOCATION
	2019	2019	2018
APRIL 30	TARGET	ACTUAL	ACTUAL

Equity Funds	30.0%	31.0%	40.0%
Fixed Income Funds	70.0%	69.0%	60.0%
Total	100.0%	100.0%	100.0%

Note K -- Income Taxes

Comprehensive tax legislation enacted through the Tax Act on December 22, 2017, significantly modified U.S. corporate income tax law. In addition to the law's corporate income tax rate reduction, several other provisions are pertinent to the Company's financial statements and related disclosures for the year ended April 30, 2019 and future years.

The Company recognized the income tax effects of the 2017 Tax Act in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”) which provides SEC guidance on the application of ASC 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. Our analysis of the Tax Act and associated regulations was completed as of January 31, 2019.

Income tax expense was comprised of the following:

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2019	2018	2017

CURRENT EXPENSE
Federal	$25,649	$8,668	$23,638
State	8,231	1,290	4,189
Foreign	1,125	257	—
Total current expense	35,005	10,215	27,827

DEFERRED EXPENSE
Federal	(4,498)	17,833	8,607
State	(3,266)	3,642	1,292
Foreign	(41)	(71)	—
Total deferred expense	(7,805)	21,404	9,899
Total expense	27,200	31,619	37,726
Other comprehensive income (loss)	190	50	4,391
Total comprehensive income tax expense	$27,390	$31,669	$42,117

The Company's effective income tax rate varied from the federal statutory rate as follows:

	FISCAL YEARS ENDED APRIL 30
	2019	2018	2017
Federal statutory rate	21.0%	30.4%	35.0%
Effect of:
Federal income tax credits	(1.4)%	(0.5)%	(0.2)%
Acquisition and integration costs	—	1.2	—
Stock compensation	(0.5)	(2.4)	(1.3)
Meals and entertainment	0.3	0.3	0.3
Effect of Tax Act	(1.1)	1.2	—
Domestic production deduction	—	(0.8)	(2.2)
Valuation allowance for deferred taxes	0.6	—	—
Foreign	0.8	—	—
Other	1.2	0.4	(0.3)
Total	(0.1)%	(0.6)%	(3.7)%

Effective federal income tax rate	20.9%	29.8%	31.3%
State income taxes, net of federal tax effect	3.6	3.6	3.3
Effective income tax rate	24.5%	33.4%	34.6%

The significant components of deferred tax assets and liabilities were as follows:

	APRIL 30
(in thousands)	2019	2018
Deferred tax assets:
Accounts receivable	$1,852	$4,772
Product liability	2,133	2,180
Employee benefits	6,192	6,513
Tax credit carryforwards	4,439	3,937
Other	3,272	2,865
Gross deferred tax assets, before valuation allowance	17,888	20,267
Valuation allowance	(3,630)	(2,467)
Gross deferred tax assets, after valuation allowance	14,258	17,800

Deferred tax liabilities:
Pension benefits	119	1,035
Inventory	76	240
Depreciation	23,721	21,076
Intangibles	53,259	65,294
Other	1,059	986
Gross deferred tax liabilities	78,234	88,631

Net deferred tax liability	$63,976	$70,831

We have not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings that are indefinitely reinvested in foreign operations are not significant as of April 30, 2019.

The Company recorded a valuation allowance related to deferred tax assets for certain state investment tax credit ("ITC") carryforwards and foreign tax credit ("FTC") carryforwards. Deferred tax assets are reduced by a valuation allowance when, after considering all positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In fiscal 2019, the Company determined that there will not be sufficient income in states for which an ITC deferred tax asset exists and that there will not be sufficient foreign source income to utilize the FTCs.  Therefore, the Company has reassessed the valuation allowance and recorded an additional valuation allowance in the amount of $0.5 million and $0.7 million related to ITCs and FTCs, respectively.

The gross amount of state tax credit carryforwards related to state ITCs as of April 30, 2019 and 2018 was $4.6 million and $5.2 million. These credits expire in various years beginning in fiscal 2020. Net of the federal impact and related valuation allowance, the Company recorded $0.8 million and $1.5 million of deferred tax assets related to these credits, as of April 30, 2019 and 2018. The Company accounts for ITCs under the deferral method, under which the tax benefit from the ITC is deferred and amortized into income tax expense over the book life of the related property. As of April 30, 2019 and 2018, a deferred credit balance of $1.0 million and $1.3 million, respectively, is included in other liabilities on the balance sheet.

The gross amount of foreign tax credit carryforwards as of April 30, 2019 is $0.7 million, which expires in fiscal 2029.

Note L -- Accounting for Uncertainty in Income Taxes

The Company accounts for its income tax uncertainties in accordance with ASC Topic 740, “Income Taxes.”

The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

	APRIL 30
(in thousands)	2019	2018
Change in Unrecognized Tax Benefits
Balance at beginning of year	$928	$28
Additions based on tax positions related to the current year	120	—
Additions for tax positions of prior years	1,192	—
Acquisitions, divestures, and other	—	900
Balance at end of year	$2,240	$928

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company has accrued a liability when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with accounting standards. As of April 30, 2019, federal tax years 2015 through 2018 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. The Company is currently not under federal audit. If the liability for uncertain tax positions is released the entire amount would impact the Company’s effective tax rate.

Note M -- Commitments and Contingencies

Legal Matters

The Company is involved in suits and claims in the normal course of business, including without limitation product liability and general liability claims, and claims pending before the Equal Employment Opportunity Commission. On at least a quarterly basis, the Company consults with its legal counsel to ascertain the reasonable likelihood that such claims may result in a loss. As required by ASC Topic 450, “Contingencies” ("ASC 450"), the Company categorizes the various suits and claims into three categories according to their likelihood for resulting in potential loss:  those that are probable, those that are reasonably possible and those that are deemed to be remote.  Where losses are deemed to be probable and estimable, accruals are made.  Where losses are deemed to be reasonably possible, a range of loss estimates is determined and considered for disclosure.  In determining these loss range estimates, the Company considers known values of similar claims and consultation with independent counsel.

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible is not material as of April 30, 2019.

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

The following is a reconciliation of the Company’s warranty liability:

	APRIL 30
(in thousands)	2019	2018
PRODUCT WARRANTY RESERVE
Beginning balance	$4,045	$3,262
Acquisition	—	119
Accrual for warranties	24,994	21,374
Settlements	(24,423)	(20,710)
Ending balance at fiscal year end	$4,616	$4,045

Lease Agreements

The Company leases certain office buildings, manufacturing buildings, service centers and equipment. Total rental expenses under operating leases amounted to approximately $26.4 million, $17.0 million and $10.9 million, in fiscal years 2019, 2018 and 2017, respectively. Minimum rental commitments as of April 30, 2019, under non-cancellable leases with terms in excess of one year are as follows:

FISCAL YEAR	OPERATING (in thousands)	CAPITAL (in thousands)
2020	$17,943	$2,456
2021	17,649	1,953
2022	12,435	1,013
2023	10,636	705
2024	9,854	701
2025 (and thereafter)	38,871	166
	$107,388	$6,994
Less amounts representing interest (2% - 6.5%)		(349)
Total obligations under capital leases		$6,645

Note N -- Revenue Recognition

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the years ended April 30, 2019, 2018 and 2017:

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2019	2018	2017
Home center retailers	$788,803	$493,904	$352,583
Builders	631,474	557,382	495,441
Independent dealers and distributors	225,042	198,988	182,224
Net Sales	$1,645,319	$1,250,274	$1,030,248

Note O -- Credit Concentration

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

At April 30, 2019, the Company's two largest customers, Customers A and B, represented 28.2% and 25.9% of the Company's gross customer receivables, respectively. At April 30, 2018, Customers A and B represented 30.8% and 25.5% of the Company’s gross customer receivables, respectively.

The following table summarizes the percentage of net sales to the Company's two largest customers for the last three fiscal years:

	PERCENT OF ANNUAL NET SALES
	2019	2018	2017
Customer A	29.3%	23.5%	18.5%
Customer B	18.6%	16.0%	15.7%

NOTE P -- Restructuring Charges

On June 1, 2018, the Company implemented a reduction in force of approximately 53 employees nationwide.  Severance and outplacement charges relating to the reduction in force will total approximately $2.0 million and the reduction in force was substantially completed during fiscal 2019. A reserve for restructuring charges of $0.4 million is included in accrued compensation and related expenses in the consolidated balance sheets.

(in thousands)
Restructuring reserve balance as of May 1, 2018	$—
Expense	1,987
Payments	(1,600)
Restructuring reserve balance as of April 30, 2019	$387

Note Q -- Fair Value Measurements

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

The Company's financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable and short-term debt on the consolidated balance sheets approximate their fair value due to the short maturities of these items. The following table summarizes the fair value of assets that are recorded in the Company’s consolidated financial statements as of April 30, 2019 and 2018 at fair value on a recurring basis:

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2019
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS:
Certificates of deposit	$1,500	$—	$—
Mutual funds	1,604	—	—
Total assets at fair value	$3,104	$—	$—

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2018
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS:
Certificates of deposit	$9,500	$—	$—
Mutual funds	1,057	—	—
Total assets at fair value	$10,557	$—	$—

Note R -- Quarterly Financial Data (Unaudited)

FISCAL 2019	07/31/18	10/31/18	01/31/19	04/30/19
(in thousands, except per share amounts)
Net sales	$428,962	$424,878	$384,080	$407,399
Gross profit	95,736	86,762	76,853	87,122
Income before income taxes	32,539	25,409	24,126	28,814
Net income	24,767	18,488	18,409	22,024
Earnings per share
Basic	$1.41	$1.05	$1.07	$1.31
Diluted	$1.41	$1.05	$1.07	$1.30

FISCAL 2018	07/31/17	10/31/17	01/31/18	04/30/18
(in thousands, except per share amounts)
Net sales	$276,827	$274,769	$292,791	$405,887
Gross profit	58,494	57,335	50,379	89,195
Income before income taxes	31,372	31,463	3,764	28,161
Net income	22,281	19,755	1,996	19,109
Earnings per share
Basic	$1.37	$1.22	$0.12	$1.09
Diluted	$1.36	$1.21	$0.12	$1.08

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
American Woodmark Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Woodmark Corporation and subsidiaries (the Company) as of April 30, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended April 30, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended April 30, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 28, 2019 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
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
McLean, Virginia
June 28, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
American Woodmark Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited American Woodmark Corporation and subsidiaries’ (the Company) internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated June 28, 2019 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective general information technology controls related to user access, program change and computer operation controls related to the RSI IT operating systems, databases and IT applications and ineffective process level automated controls and certain manual controls due to ineffective risk assessment and monitoring activities related to automated processes and IT systems at RSI and the lack of compliance experience on the part of RSI’s Finance and IT personnel has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
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
Disclaimer on Additional Information in Management’s Report
We do not express an opinion or any other form of assurance on management’s statements, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, referring to corrective actions taken relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG LLP
McLean, Virginia
June 28, 2019

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 30, 2019. Based on this evaluation, Company management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures are not effective because of a material weakness in internal control over financial reporting described below.

Notwithstanding such material weakness in internal control over financial reporting, Company management, including our principal executive officer and principal financial officer, concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Annual Report, in conformity with U.S. generally accepted accounting principles.

Management’s Annual Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Management, under the supervision of our principal executive officer and principal financial officer, and under the oversight of the Audit Committee, conducted an assessment of the Company’s internal control over financial reporting as of April 30, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (the “COSO 2013 Framework”). Based on its assessment, our management has identified certain deficiencies in our internal control over financial reporting described below:

GITCs and Automated Controls at RSI
The Company did not have effective general information technology controls (GITCs) related to RSI, a subsidiary acquired during fiscal year 2018. Specifically, the Company did not design and maintain effective user access controls that adequately restricted user and privileged access to RSI’s IT operating systems, databases and IT applications and did not retain evidentiary documentation of the operation of the controls. Further, program change and computer operation controls related to the IT operating systems, databases and IT applications, which are dependent upon the adequate design and effectiveness of user access controls, were also ineffective, because of the ineffective user access controls. As a result, process level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected IT systems were ineffective because they could have been adversely impacted.

These deficiencies resulted from ineffective risk assessment and monitoring activities related to automated processes and IT systems at RSI and certain GITCs necessary to mitigate those risks and the lack of compliance experience on the part of RSI’s Finance and IT personnel.

We did not identify any misstatements because of these control deficiencies to the consolidated financial statements. However, these control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent a material weakness in our internal control over financial reporting and our internal control over financial reporting was not effective as of April 30, 2019.

The Company’s independent registered public accounting firm, KPMG LLP (KPMG), who audited the Consolidated Financial Statements included in this report, has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP's report appears beginning on page 58 of this Annual Report.

Remediation Plan
We plan to implement several steps, as described below, to remediate the material weakness described in this Item 9A. Company management is committed to ensuring that our internal controls over financial reporting are designed and operating effectively.

Our remediation plan at RSI includes, but is not limited to:

•
Establish additional training for RSI Finance and IT personnel to ensure a clear understanding of risk assessment and monitoring activities related to automated processes and IT systems and general information technology controls

•	Document and execute robust policies and procedures over the GITC environment with a focus on user and privileged access controls and their impact on program change and computer operation controls

•	Define and document clear roles and responsibilities for Finance, Human Resources, IT and Operations to perform complete and timely user access reviews

•	Implement consistent documentation requirements and retention to evidence the operation of GITC access controls

Changes in Internal Control over Financial Reporting.  As part of the adoption of SOX 404 for RSI, the Company identified the following material weakness:

The Company did not take into account appropriate segregation of duties when we assigned roles and responsibilities to employees responsible for initiating, preparing and recording journal entries within our general ledger IT system utilized by RSI whereby the same employee could prepare and post a journal entry without independent authorization and verification affecting any financial statement account at RSI. We did not identify any misstatements as a result of these control deficiencies to the consolidated financial statements.

The Company took the following actions to remediate the material weakness during the year:

•	Implemented a review control over the completeness, existence and accuracy of all journal entries recorded in the general ledger at RSI during the fiscal year; and

•
Established appropriate segregation of duties controls in the general ledger IT system utilized by RSI to prevent the same employee from preparing and posting journal entries without proper approvals and verification.

Except for the material weaknesses discussed above and the remediation of the interim material weakness, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K:

(1)the information concerning the Company’s directors is set forth under the caption “Item 1 - Election of Directors - Information Regarding Nominees” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on August 22, 2019 (“Proxy Statement”) and is incorporated in this Item by reference;

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

Equity Compensation Plans

The following table summarizes information about the Company’s equity compensation plans as of April 30, 2019:

	Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	—	—	798,328
Options	5,167	$57.11	—
Performance-based restricted stock units	89,182	N/A (2)	—
Service-based restricted stock units	61,269	N/A (2)	—
Equity compensation plans not approved by security holders(3)	—	—	—
Total	155,618	$57.11	798,328

(1) At April 30, 2019, the Company had stock option and restricted stock unit awards outstanding under two different plans: Amended and Restated 2004 Stock Incentive Plan for Employees and 2015 Non-Employee Directors Restricted Stock Unit Plan.

(2) Excludes exercise price for restricted stock units issued under the Amended and Restated 2004 Stock Incentive Plan for Employees and 2015 Non-Employee Directors Restricted Stock Unit Plan because they are converted into common stock on a one-for-one basis at no additional cost.

(3) The Company does not have equity compensation plans that have not been approved by the Company's security holders.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K, the information set forth under the captions “Certain Related Party Transactions” and “Corporate Governance – Director Independence” in the Proxy Statement is incorporated in this Item by reference.

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
The following consolidated financial statements of American Woodmark Corporation are incorporated by reference to Item 8 of this report:
Consolidated Balance Sheets as of April 30, 2019 and 2018.
Consolidated Statements of Income – for each year of the three-year period ended April 30, 2019.
Consolidated Statements of Comprehensive Income – for each year of the three-year period ended April 30, 2019.
Consolidated Statements of Shareholders’ Equity – for each year of the three-year period ended April 30, 2019.
Consolidated Statements of Cash Flows – for each year of the three-year period ended April 30, 2019.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.
Management’s Annual Report on Internal Control over Financial Reporting.
Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting.

(a)2.	Financial Statement Schedules
The following financial statement schedule is filed as a part of this Form 10-K:
Schedule II – Valuation and Qualifying Accounts for each year of the three-year period ended April 30, 2019.
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

3.2	Bylaws - as amended and restated effective November 27, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed on November 28, 2018; Commission File No. 000-14798).

4.1	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2).

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

4.4	Description of Capital Stock (Filed Herewith).

Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments that define the rights of holders of the Registrant's long-term debt securities, where the long-term debt securities authorized under each such instrument do not exceed 10% of the Registrant's total assets, have been omitted and will be furnished to the Securities and Exchange Commission upon request.

10.1(a)
Commitment Letter, dated as of November 30, 2017, among American Woodmark Corporation, Wells Fargo Bank, National Association, and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on December 1, 2017; Commission File No. 000-14798).

10.1(b)
Credit Agreement, dated as of December 29, 2017, by and among American Woodmark Corporation, as Borrower, the Lenders referred to therein as Lenders and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuer Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on January 5, 2018; Commission File No. 000-14798).

10.1(c)
Collateral Agreement, dated as of December 29, 2017, by American Woodmark Corporation and certain of its subsidiaries, as Grantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K as filed on January 5, 2018; Commission File No. 000-14798).

10.1(d)
Joinder Agreement, dated as of February 12, 2018, by American Woodmark Corporation and each of its subsidiary named therein in favor of Wells Fargo Bank, National Association, as Administrative Agent, for the benefit of the Secured Parties (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended January 31, 2018; Commission File No. 000-14798).

10.1(e)
Amendment No. 1, dated as of September 7, 2018, to the Credit Agreement, dated as of December 29, 2017, among American Woodmark Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on September 11, 2018; Commission File No. 000-14798).

10.1(f)
Amendment No. 2, dated as of January 25, 2019, to the Credit Agreement, dated as of December 29, 2017, among American Woodmark Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 29, 2019; Commission File No. 000-14798).

10.6
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

10.8(e)	Employment Agreement for Mr. M. Scott Culbreth (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on August 27, 2014; Commission File No. 000-14798).*

10.8(f)	Amendment to Employment Agreement for Mr. M. Scott Culbreth (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K as filed on May 29, 2019; Commission File No. 000-14798).

10.8(g)	Employment Agreement for Mr. R. Perry Campbell (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K as filed on August 27, 2014; Commission File No. 000-14798).*

10.8(h)	Amendment to Employment Agreement for Mr. R. Perry Campbell (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K as filed on May 29, 2019; Commission File No. 000-14798).

10.8(i)	Employment Agreement for Mr. S. Cary Dunston (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on August 31, 2015; Commission File No. 000-14798).*

10.8(j)	Amendment to Employment Agreement for Mr. S. Cary Dunston (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on May 29, 2019; Commission File No. 000-14798).

10.8(k)	Employment Agreement for Mr. Robert J. Adams, Jr. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K as filed on August 31, 2015; Commission File No. 000-14798).*

10.8(l)	Amendment to Employment Agreement for Mr. Robert J. Adams, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K as filed on May 29, 2019; Commission File No. 000-14798).

10.10(a)
Equipment Lease, dated as of June 30, 2004, between the Company and the West Virginia Economic Development Authority (incorporated by reference to Exhibit 10.1(l) to the Registrant's Form 10-Q for the quarter ended July 31, 2004; Commission File No. 000-14798).

10.10(b)
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

21	Subsidiaries of the Company (Filed Herewith).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (Filed Herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished Herewith).

101
Interactive Data File for the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (Filed Herewith).

*Management contract or compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts

AMERICAN WOODMARK CORPORATION
(In Thousands)

Description (a)	Balance at Beginning of Year	Additions (Reductions) Charged to Cost and Expenses		Other	Deductions		Balance at End of Year

Year ended April 30, 2019:

Allowance for doubtful accounts	$259	$72		$—	$(82)	(b)	$249

Reserve for cash discounts	$1,627	$16,994	(c)	$—	$(17,170)	(d)	$1,451

Reserve for sales returns and allowances	$4,381	$11,867	(c)	$—	$(11,703)		$4,545

Year ended April 30, 2018:

Allowance for doubtful accounts	$148	$169		$78	$(136)	(b)	$259

Reserve for cash discounts	$979	$11,999	(c)	$584	$(11,935)	(d)	$1,627

Reserve for sales returns and allowances	$2,131	$11,318	(c)	$1,829	$(10,897)		$4,381

Year ended April 30, 2017:

Allowance for doubtful accounts	$171	$200		$—	$(223)	(b)	$148

Reserve for cash discounts	$827	$10,027	(c)	$—	$(9,875)	(d)	$979

Reserve for sales returns and allowances	$1,782	$7,962	(c)	$—	$(7,613)		$2,131

(a)	All reserves relate to accounts receivable.

(b)	Principally write-offs, net of collections.

(c)	Reduction of gross sales.

(d)	Cash discounts granted.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Woodmark Corporation
(Registrant)

June 28, 2019	/s/ S. CARY DUNSTON
S. Cary Dunston Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 28, 2019	/s/ S. CARY DUNSTON	June 28, 2019	/s/ M. SCOTT CULBRETH
	S. Cary Dunston Chairman and Chief Executive Officer (Principal Executive Officer) Director		M. Scott Culbreth Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

June 28, 2019	/s/ ANDREW B. COGAN	June 28, 2019	/s/ JAMES G. DAVIS, JR.
	Andrew B. Cogan Director		James G. Davis, Jr. Director

June 28, 2019	/s/ MARTHA M. HAYES	June 28, 2019	/s/ DANIEL T. HENDRIX
	Martha M. Hayes Director		Daniel T. Hendrix Director

June 28, 2019	/s/ TERESA M. MAY	June 28, 2019	/s/ CAROL B. MOERDYK
	Teresa M. May Director		Carol B. Moerdyk Director

June 28, 2019	/s/ DAVID W. MOON	June 28, 2019	/s/ VANCE W. TANG
	David W. Moon Director		Vance W. Tang Director

In accordance with Securities and Exchange Commission requirements, the Company will furnish copies of all exhibits to its Form 10-K not contained herein upon receipt of a written request and payment of $0.10 per page to:

Mr. Kevin Dunnigan
Treasury Director
American Woodmark Corporation
P.O. Box 1980
Winchester, Virginia 22604-8090