Form 10-Q
period 2019-07-31
AMERICAN WOODMARK CORP
filed 2019-08-29
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AMWD	NASDAQ

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
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

As of August 28, 2019, 16,920,080 shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	July 31, 2019	April 30, 2019
ASSETS
Current assets
Cash and cash equivalents	$71,049	$57,656
Investments - certificates of deposit	500	1,500
Customer receivables, net	119,999	125,901
Inventories	115,341	108,528
Income taxes receivable	—	1,009
Prepaid expenses and other	11,308	11,441
Total current assets	318,197	306,035
Property, plant and equipment, net	204,960	208,263
Operating lease right-of-use assets	95,285	—
Customer relationship intangibles, net	201,694	213,111
Trademarks, net	4,722	5,555
Goodwill	767,612	767,612
Promotional displays, net	13,533	13,058
Deferred income taxes	773	773
Other assets	16,640	15,524
TOTAL ASSETS	$1,623,416	$1,529,931
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$67,167	$61,277
Current maturities of long-term debt	2,352	2,286
Short-term lease liability - operating	20,289	—
Accrued compensation and related expenses	44,293	54,906
Accrued marketing expenses	14,011	12,979
Income taxes payable	9,565	—
Other accrued expenses	22,750	18,142
Total current liabilities	180,427	149,590
Long-term debt, less current maturities	647,697	689,205
Deferred income taxes	63,202	64,749
Long-term lease liability - operating	76,271	—
Other long-term liabilities	4,651	6,034
Shareholders' equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and
outstanding shares: at July 31, 2019: 16,915,670; at April 30, 2019: 16,849,026	356,043	352,424
Retained earnings	344,301	317,420
Accumulated other comprehensive loss - Defined benefit pension plans	(49,176)	(49,491)
Total shareholders' equity	651,168	620,353
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,623,416	$1,529,931
See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	July 31,
	2019	2018

Net sales	$427,365	$428,962
Cost of sales and distribution	332,846	333,226
Gross Profit	94,519	95,736

Selling and marketing expenses	20,687	22,938
General and administrative expenses	29,432	29,830
Restructuring charges, net	(19)	2,441
Operating Income	44,419	40,527

Interest expense, net	8,088	9,425
Other income, net	(7)	(1,437)
Income Before Income Taxes	36,338	32,539

Income tax expense	9,457	7,772

Net Income	$26,881	$24,767

Weighted Average Shares Outstanding
Basic	16,864,870	17,534,114
Diluted	16,907,463	17,618,943

Net earnings per share
Basic	$1.59	$1.41
Diluted	$1.59	$1.41

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2019	2018

Net income	$26,881	$24,767

Other comprehensive income, net of tax:
Change in pension benefits, net of deferred taxes of $107 and $105 for the three months ended July 31, 2019 and 2018, respectively	315	307

Total Comprehensive Income	$27,196	$25,074

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	LOSS	EQUITY
Balance, May 1, 2018	17,503,922	$361,158	$269,576	$(49,069)	$581,665

Net income	—	—	24,767	—	24,767
Other comprehensive income,
net of tax	—	—	—	307	307
Stock-based compensation	—	786	—	—	786
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	43,048	(1,241)	—	—	(1,241)
Employee benefit plan
contributions	41,408	3,623	—	—	3,623
Balance, July 31, 2018	17,588,378	$364,326	$294,343	$(48,762)	$609,907

Balance, May 1, 2019	16,849,026	$352,424	$317,420	$(49,491)	$620,353

Net income	—	—	26,881	—	26,881
Other comprehensive income,
net of tax	—	—	—	315	315
Stock-based compensation	—	897	—	—	897
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	20,923	(1,050)	—	—	(1,050)
Employee benefit plan
contributions	45,721	3,772	—	—	3,772
Balance, July 31, 2019	16,915,670	$356,043	$344,301	$(49,176)	$651,168

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$26,881	$24,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,113	23,018
Net loss on disposal of property, plant and equipment	66	354
Amortization of operating lease right-of-use assets	5,344	—
Amortization of debt issuance costs	662	700
Unrealized (gain) loss on foreign exchange forward contracts	56	(794)
Gain on insurance recoveries	—	(580)
Stock-based compensation expense	897	786
Deferred income taxes	(1,726)	(1,744)
Pension contributions in excess of expense	(461)	(1,545)
Contributions of employer stock to employee benefit plan	3,772	3,623
Other non-cash items	451	(456)
Changes in operating assets and liabilities:
Customer receivables	5,426	4,758
Income taxes receivable	—	8,153
Inventories	(7,137)	(8,270)
Prepaid expenses and other assets	(1,094)	835
Accounts payable	4,876	(7,793)
Accrued compensation and related expenses	(10,613)	1,741
Income taxes payable	10,575	—
Operating lease liabilities	(5,109)	—
Marketing and other accrued expenses	5,633	5,384
Net cash provided by operating activities	62,612	52,937

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(4,360)	(9,309)
Proceeds from sales of property, plant and equipment	13	9
Proceeds from insurance recoveries	—	580
Acquisition of business, net of cash acquired	—	(7,182)
Maturities of certificates of deposit	1,000	1,750
Investment in promotional displays	(2,233)	(2,254)
Net cash used by investing activities	(5,580)	(16,406)

FINANCING ACTIVITIES
Payments of long-term debt	(42,589)	(63,516)
Proceeds from issuance of common stock	—	500
Withholding of employee taxes related to stock-based compensation	(1,050)	(1,739)
Net cash used by financing activities	(43,639)	(64,755)

Net increase (decrease) in cash and cash equivalents	13,393	(28,224)

Cash and cash equivalents, beginning of period	57,656	78,410

Cash and cash equivalents, end of period	$71,049	$50,186

Supplemental cash flow information:
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable at period end	$1,014	$2,052

Cash paid during the period for:
Interest	$3,554	$4,756
Income taxes	$607	$1,623

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2020.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2019 filed with the U.S. Securities and Exchange Commission (“SEC”).

Goodwill and Intangible Assets: Goodwill represents the excess of purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In accordance with accounting standards, when evaluating goodwill, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. There were no impairment charges related to goodwill for the three-month periods ended July 31, 2019 and 2018.

Intangible assets consist of customer relationship intangibles and trademarks. The Company amortizes the cost of intangible assets over their estimated useful lives, which range from 3 to 6 years, unless such lives are deemed indefinite. There were no impairment charges related to intangible assets for the three-month periods ended July 31, 2019 and 2018.

Foreign Exchange Forward Contracts: In the normal course of business, the Company is subject to risk from adverse fluctuations in foreign exchange rates. The Company manages these risks through the use of foreign exchange forward contracts. The Company recognizes its outstanding forward contracts in the condensed consolidated balance sheets at their fair values. The Company does not designate the forward contracts as accounting hedges. The changes in the fair value of the forward contracts are recorded in other income, net in the condensed consolidated statements of income.

At July 31, 2019, the Company held forward contracts maturing from August 2019 to April 2020 to purchase 337.5 million Mexican pesos at exchange rates ranging from 19.17 to 19.91 Mexican pesos to one U.S. dollar. A liability of $0.1 million is recorded in other accrued expenses on the condensed consolidated balance sheets.

Note B--New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-02, which requires lessees to recognize almost all leases on their balance sheet as a right-of-use ("ROU") asset and lease liability. The standard is effective for annual periods beginning after December 15, 2018. The standard provides for the option to elect a package of practical expedients upon adoption. The Company adopted the standard on May 1, 2019 using the modified retrospective transition approach and elected the package of practical expedients that allows it to forgo reassessment of lease classification for leases that have already commenced. The Company also elected the practical expedients to the new standard without restating comparative prior period financial information and to not recognize ROU assets and liabilities for operating leases with shorter than 12-month terms. On May 1, 2019, the Company recognized operating lease assets and operating lease liabilities of $80.4 million. The new standard did not have a material impact on the Company's results of operations or cash flows, or on its debt covenant calculations. ASU 2016-02 also requires entities to disclose certain qualitative and quantitative information regarding the amount, timing, and uncertainty of cash flows arising from leases. Such disclosures are included in Note P--Leases.

Note C--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended
	July 31,
(in thousands, except per share amounts)	2019	2018
Numerator used in basic and diluted net earnings
per common share:
Net income	$26,881	$24,767
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	16,865	17,534
Effect of dilutive securities:
Stock options and restricted stock units	43	85
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	16,907	17,619
Net earnings per share
Basic	$1.59	$1.41
Diluted	$1.59	$1.41

There were no potentially dilutive securities for the three-month periods ended July 31, 2019 and 2018, which were excluded from the calculation of net earnings per diluted share.

Note D--Stock-Based Compensation

The Company has various stock-based compensation plans. During the three-months ended July 31, 2019, the Board of Directors of the Company approved grants of service-based restricted stock units ("RSUs") and performance-based RSUs to key employees. The performance-based RSUs totaled 61,379 units and the service-based RSUs totaled 33,091 units. The performance-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if they remain continuously employed with the Company until the units vest.  All of the Company’s RSUs granted to employees cliff-vest three years from the grant date.

For the three-month periods ended July 31, 2019 and 2018, stock-based compensation expense was allocated as follows:

	Three Months Ended July 31,
(in thousands)	2019	2018
Cost of sales and distribution	$215	$159
Selling and marketing expenses	208	168
General and administrative expenses	474	459
Stock-based compensation expense	$897	$786

During the three months ended July 31, 2019, the Company also approved grants of 6,483 cash-settled performance-based restricted stock tracking units ("RSTUs") and 3,482 cash-settled service-based RSTUs for more junior level employees.  Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of a share of the Company's common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of a share of the Company's common stock as of the payment date if they remain continuously employed with the Company until the units vest.  All of the RSTUs cliff-vest three years from the grant date.  Since the RSTUs will be settled in cash, the grant date fair value of these awards is recorded as a liability until the date of payment.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value.  The Company recognized expense of $0.0 million and $0.3 million for the three-month periods ended

July 31, 2019 and 2018. A liability for payment of the RSTUs is included in the condensed consolidated balance sheets in the amount of $0.4 million and $0.7 million as of July 31, 2019 and April 30, 2019, respectively.

Note E--Customer Receivables

The components of customer receivables were:

	July 31,	April 30,
(in thousands)	2019	2019
Gross customer receivables	$126,451	$132,145
Less:
Allowance for doubtful accounts	(338)	(249)
Allowance for returns and discounts	(6,114)	(5,995)

Net customer receivables	$119,999	$125,901

Note F--Inventories

The components of inventories were:

	July 31,	April 30,
(in thousands)	2019	2019
Raw materials	$51,331	$46,054
Work-in-process	42,597	43,794
Finished goods	37,606	34,873

Total FIFO inventories	131,534	124,721

Reserve to adjust inventories to LIFO value	(16,193)	(16,193)

Total inventories	$115,341	$108,528

Of the total inventory of $115.3 million at July 31, 2019, $64.3 million is carried under the FIFO method of accounting and $51.0 million is carried under the LIFO method. Of the total inventory of $108.5 million at April 30, 2019, $58.6 million is carried under the FIFO method and $49.9 million is carried under the LIFO method.

Note G--Property, Plant and Equipment

The components of property, plant and equipment were:

	July 31,	April 30,
(in thousands)	2019	2019
Land	$4,751	$4,751
Buildings and improvements	114,529	114,421
Buildings and improvements - finance leases	11,202	11,202
Machinery and equipment	297,949	294,993
Machinery and equipment - finance leases	30,620	30,574
Construction in progress	8,767	7,002
	467,818	462,943
Less accumulated amortization and depreciation	(262,858)	(254,680)

Total	$204,960	$208,263

Amortization and depreciation expense on property, plant and equipment amounted to $9.1 million and $8.8 million for the three-months ended July 31, 2019 and 2018. Accumulated amortization on finance leases included in the above table amounted to $31.0 million and $30.8 million as of July 31, 2019 and April 30, 2019, respectively.

Note H--Intangibles

The components of customer relationship intangibles were:

	July 31,	April 30,
(in thousands)	2019	2019
Customer relationship intangibles	$274,000	$274,000
Less accumulated amortization	(72,306)	(60,889)

Total	$201,694	$213,111

The components of trademarks were:

	July 31,	April 30,
(in thousands)	2019	2019
Trademarks	$10,000	$10,000
Less accumulated amortization	(5,278)	(4,445)

Total	$4,722	$5,555

Customer relationship intangibles and trademarks are amortized over the estimated useful lives on a straight-line basis over six and three years, respectively. Amortization expense for the three-months ended July 31, 2019 and 2018 was $12.3 million and $12.3 million, respectively.

Note I--Product Warranty

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

The following is a reconciliation of the Company’s warranty liability, which is included in other accrued expenses on the balance sheet:

	Three Months Ended
	July 31,
(in thousands)	2019	2018
Beginning balance at May 1	$4,616	$4,045
Accrual	6,453	6,273
Settlements	(6,219)	(5,823)

Ending balance at July 31	$4,850	$4,495

Note J--Pension Benefits

Effective April 30, 2012, the Company froze all future benefit accruals under the Company’s hourly and salary defined-benefit pension plans.

Net periodic pension benefit cost consisted of the following for the three-month periods ended July 31, 2019 and 2018:

	Three Months Ended
	July 31,
(in thousands)	2019	2018
Interest cost	$1,493	$1,567
Expected return on plan assets	(2,081)	(2,127)
Recognized net actuarial loss	423	412

Net periodic pension benefit	$(165)	$(148)

The Company expects to contribute $0.5 million to its pension plans in fiscal 2020, which represents discretionary funding. As of July 31, 2019, $0.3 million of contributions had been made. The Company made contributions of $7.3 million to its pension plans in fiscal 2019.

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

The Company's financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; and short- and long-term debt. The carrying values of cash and equivalents, certificates of deposit, accounts receivable and payable and short-term debt on the condensed consolidated balance sheets approximate their fair value due to the short maturities of these items. The forward contracts were marked to market and therefore represent fair value. The fair values of these contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The following table summarizes the fair value of assets and liabilities that are recorded in the Company’s consolidated financial statements as of July 31, 2019 and April 30, 2019 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of July 31, 2019
	Level 1	Level 2	Level 3
ASSETS:
Certificates of deposit	$500	$—	$—
Mutual funds	781	—	—
Total assets at fair value	$1,281	$—	$—

LIABILITIES:
Foreign exchange forward contracts	—	$56	0
Total liabilities at fair value	$—	$56	$0

	As of April 30, 2019
	Level 1	Level 2	Level 3
ASSETS:
Certificates of deposit	$1,500	$—	$—
Mutual funds	1,604	—	—
Total assets at fair value	$3,104	$—	$—

There were no transfers between Level 1, Level 2 or Level 3 for assets measured at fair value on a recurring basis.

Note L--Loans Payable and Long-Term Debt

On December 29, 2017, the Company entered into a credit agreement (as subsequently amended, the "Credit Agreement") with a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent, providing for a $100 million, 5-year revolving loan facility with a $25 million sub-facility for the issuance of letters of credit (the “Revolving Facility”), a $250 million, 5-year initial term loan facility (the "Initial Term Loan") and a $250 million delayed draw term loan facility (the "Delayed Draw Term Loan" and, together with the Revolving Facility and the Initial Term Loan, the "Credit Facilities"). The Company borrowed the entire $250 million available under each of the Initial Term Loan and the Delayed Draw Term Loan on December 29, 2017 and February 12, 2018, respectively, in connection with its acquisition of RSI Home Products, Inc. (“RSI”) and subsequent refinancing of RSI’s debt. The Company is required to make specified quarterly installments on both the Initial Term Loan and the Delayed Draw Loan. As of July 31, 2019, $149 million was outstanding on each of the Initial Term Loan and the Delayed Draw Loan for a total of $298 million. As of April 30, 2019, $170 million was outstanding on each of the Initial Term Loan and the Delayed Draw Loan for a total of $340 million. The outstanding balance approximates fair value as the Term Loans have a floating interest rate. There were no amounts outstanding on the Revolving Facility as of July 31, 2019 or April 30, 2019. The Credit Facilities mature on December 29, 2022.

Amounts outstanding under the Credit Facilities bear interest based on a fluctuating rate measured by reference to either, at the Company’s option, a base rate plus an applicable margin or LIBOR plus an applicable margin, with the applicable margin being determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” In addition, a letter of credit fee will accrue on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on LIBOR loans, payable quarterly in arrears. As of July 31, 2019, the applicable margin with respect to base rate loans and LIBOR loans was 0.75% and 1.75%, respectively, and the commitment fee was 0.20%.

The Credit Agreement includes certain financial covenants, including a maximum “Total Funded Debt to EBITDA Ratio” as of the last day of any fiscal quarter ending through January 31, 2020 of no more than 3.50 to 1.00 and thereafter, of no more than 3.25 to 1.00 (with an increase to 3.75 to 1.00 for a certain period upon the consummation of a “Qualified Acquisition”). The Company is also required to maintain a “Fixed Charge Coverage Ratio” of no less than 1.25 to 1.00.

The Credit Agreement includes certain additional covenants, including negative covenants that restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create additional liens on its assets, dispose of its assets or engage in a merger or another similar transaction or engage in transactions with affiliates, subject, in each case, to the various exceptions and conditions described in the Credit Agreement. The negative covenants also restrict the Company’s ability to make certain investments and to make certain restricted payments, including the payment of dividends and repurchase of common stock, in certain limited circumstances. The Company is, however, permitted to make unlimited investments so long as the “Total Funded Debt to EBITDA Ratio” is less than or equal to 3.00 to 1.00 after giving effect to any such investment and no default or event of default has occurred and is continuing or would result from any such investment. The Company is also permitted to make (i) unlimited restricted payments so long as the “Total Funded Debt to EBITDA Ratio” would be less than or equal to 2.75 to 1.00 after giving effect to any such payment and no default or event of default has occurred and is continuing or would result from any such payment and (ii) up to an aggregate of $50 million in restricted payments not otherwise permitted under the Credit Agreement so long as no default or event of default has occurred and is continuing or would result from any such payment.

As of July 31, 2019, the Company was in compliance with the covenants included in the Credit Agreement.

The Company’s obligations under the Credit Agreement are guaranteed by the Company’s subsidiaries and the obligations of the Company and its subsidiaries are secured by a pledge of substantially all of their respective personal property.

On February 12, 2018, the Company issued $350 million in aggregate principal amount of 4.875% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes mature on March 15, 2026 and interest on the Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year. The Senior Notes are fully and unconditionally guaranteed by each of the Company’s current and future wholly-owned domestic subsidiaries that guarantee the Company’s obligations under the Credit Agreement. The indenture governing the Senior Notes restricts the ability of the Company and the Company’s “restricted subsidiaries” to, as applicable, (i) incur additional indebtedness or issue certain preferred shares, (ii) create liens, (iii) pay dividends, redeem or repurchase stock or make other distributions or restricted payments, (iv) make certain investments, (v) create restrictions on the ability of the “restricted subsidiaries” to pay dividends to the Company or make other intercompany transfers, (vi) transfer or sell assets, (vii) merge or consolidate with a third party and (viii) enter into certain transactions with affiliates of the Company, subject, in each case, to certain qualifications and exceptions as described in the indenture. As of July 31, 2019, the Company and its restricted subsidiaries were in compliance with all covenants under the indenture governing the Senior Notes.

At July 31, 2019, the book value of the Senior Notes was $350 million and the fair value was $347 million, based on Level 1 inputs.

Note M--Income Taxes

The effective income tax rate for the three-month periods ended July 31, 2019 and 2018 was 26.0% and 23.8%, respectively. The increase in the effective tax rate for the first quarter of the current year as compared to the same period in the prior year was primarily due to a decrease in the benefit from stock-based compensation transactions. During the first three months of fiscal 2020 and 2019, the Company recognized an excess tax benefit related to stock-based compensation transactions of $0.1 million and $0.7 million, respectively.

Note N--Revenue Recognition

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the three-months ended July 31, 2019 and 2018:

	Three Months Ended
	July 31,
(in thousands)	2019	2018
Home center retailers	$198,751	$205,049
Builders	172,589	165,084
Independent dealers and distributors	56,025	58,829
Net Sales	$427,365	$428,962

Note O--Concentration of Risks

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

At July 31, 2019, the Company's two largest customers, Customers A and B, represented 29.3% and 20.4% of the Company's gross customer receivables, respectively. At July 31, 2018, Customers A and B represented 28.4% and 22.0% of the Company’s gross customer receivables, respectively.

The following table summarizes the percentage of net sales attributable to the Company's two largest customers for the three-months ended July 31, 2019 and 2018:

	Three Months Ended
	July 31,
	2019	2018
Customer A	28.8%	29.1%
Customer B	17.7%	18.7%

Note P--Leases

On May 1, 2019, the Company adopted ASC 842, Leases. Changes to the Company’s accounting policy as a result of adoption are discussed below.

Operating Leases - ROU assets related to operating leases are presented as “Operating lease right-of-use assets” on the unaudited Condensed Consolidated Balance Sheet. Lease liabilities related to operating leases that are subject to the ASC 842 measurement requirements such as operating leases with lease terms greater than twelve months are presented in “Short-term lease liability - operating” and “Long-term lease liability - operating” on the unaudited condensed consolidated balance sheet.

Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of the future lease payments over the lease term. The discount rate used to determine the present value of the lease payments is the rate implicit in the lease unless that rate cannot be readily determined, in which case, the Company utilizes its incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Operating lease ROU assets may also include any cumulative prepaid or accrued rent when the lease payments are uneven throughout the lease term. The ROU assets and lease liabilities may also include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The ROU asset includes any lease payments made and lease incentives received prior to the commencement date. The Company has lease arrangements with lease and non-lease components which are accounted for separately. Non-lease components of the lease payments are expensed as incurred and are not included in determining the present value.

Finance Leases - ROU assets related to finance leases are presented in "Property, plant and equipment, net” on the unaudited condensed consolidated balance sheet. Lease liabilities related to finance leases are presented in “Current maturities of long-term debt” and “Long-term debt, less current maturities” on the unaudited condensed consolidated balance sheet.

Finance lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of the future lease payments over the lease term. The discount rate used to determine the present value of the lease payments is the rate implicit in the lease unless that rate cannot be readily determined, in which case, the Company utilizes its incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

The components of lease costs were as follows:

Three Months Ended
July 31,
(in thousands)	2019
Finance lease cost:
Amortization of right-of-use assets	$612
Interest on lease liabilities	53
Operating lease cost	5,344

Additional information related to leases was as follows:

Three Months Ended
July 31,
(in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$53
Operating cash flows for operating leases	5,109
Financing cash flows for financing leases	589
Right-of-use assets obtained in exchange for new finance lease liabilities	485
Right-of-use assets obtained in exchange for new operating lease liabilities	21,118

Weighted average remaining lease term (years)
Weighted average remaining lease term - finance leases	3.52
Weighted average remaining lease term - operating leases	6.71

Weighted average discount rate
Weighted average discount rate - finance leases	3.23%
Weighted average discount rate - operating leases	4.25%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on the unaudited condensed consolidated balance sheet as of July 31, 2019:

(in thousands)	Operating leases	Financing leases
Year ending April 30,
2020	$18,174	$1,927
2021	21,854	2,089
2022	14,837	1,149
2023	11,251	779
2024	10,410	763
Thereafter	34,881	176
Total lease payments	111,407	6,883
Less imputed interest	(14,847)	(342)
Total lease liability	$96,560	$6,541
Current maturities	(20,289)	(2,352)
Lease liability - long-term	$76,271	$4,189
Lease assets	$95,285	$10,810

As we have not restated prior-year information for our adoption of ASC Topic 842, the following presents our future minimum lease payments for operating leases and capital leases under ASC Topic 840 on April 30, 2019:

FISCAL YEAR	OPERATING (in thousands)	CAPITAL (in thousands)
2020	$17,943	2,456
2021	17,649	1,953
2022	12,435	1,013
2023	10,636	705
2024	9,854	701
2025 (and thereafter)	38,871	166
	$107,388	$6,994
Less amounts representing interest (2% - 6.5%)		(349)
Total obligations under capital leases		$6,645

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims that were deemed to be either probable or reasonably possible was not material as of July 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes, both of which are included in Part I, Item 1 of this report.  The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

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

•
our ability to successfully integrate RSI into our business and operations and the risk that the anticipated economic benefits, costs savings and other synergies in connection with our acquisition of RSI are not fully realized or take longer to realize than expected; and

•
limitations on operating our business as a result of covenant restrictions under our indebtedness, and our ability to pay amounts due under the Credit Facilities, the Senior Notes and our other indebtedness.

Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report, including elsewhere in "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and also in the Company's most recent Annual Report on Form 10-K for the fiscal year ended April 30, 2019, filed with the SEC, including under Item 1A, "Risk Factors," Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."  While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a material adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Overview

American Woodmark Corporation manufactures and distributes kitchen, bath and home organization products for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors.  On July 31, 2019, the Company operated eighteen manufacturing facilities in the United States and Mexico and eight primary service centers located throughout the United States.

The three-month period ended July 31, 2019 was the Company’s first quarter of its fiscal year that ends on April 30, 2020 (“fiscal 2020”).

The Company’s remodeling-based business was impacted by the following trends during the first quarter of the Company’s fiscal 2020:

•
The median price per existing home sold rose during the second calendar quarter of 2019 compared to the same period one year ago by 4.2% according to data provided by the National Association of Realtors, and existing home sales decreased 2.3% during the second calendar quarter of 2019 compared to the same period in the prior year;

•	The unemployment rate improved to 3.7% as of July 2019 compared to 3.9% as of July 2018 according to data provided by the U.S. Department of Labor;

•
Mortgage interest rates decreased with a thirty-year fixed mortgage rate of approximately 3.77% in July 2019, a decrease of approximately 76 basis points compared to the same period in the prior year, according to Freddie Mac; and

•	Consumer sentiment as tracked by Thomson Reuters/University of Michigan increased from 97.9 in July 2018 to 98.4 in July 2019.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, housing affordability and sales reported by the Kitchen Cabinet Manufacturers Association (“KCMA”), a trade organization that issues the aggregate sales that have been reported by its members including the largest cabinet manufacturers in the United States.  Based on the totality of factors listed above, the Company believes that the cabinet remodeling market decreased in the low-single digits during the first quarter of fiscal 2020.

The Company’s remodeling sales, which consist of our independent dealer and distributor channel sales and home center retail sales, decreased 3.4% during the first quarter of fiscal 2020 compared to the same prior-year period. Our independent dealer and distributor channel decreased by 4.8% during the first quarter of fiscal 2020 when compared to the comparable prior-year period.  Our home center channel decreased by 3.1% during the first quarter of fiscal 2020 when compared to the comparable prior-year period.

Regarding new construction, sales increased 4.5% in the first quarter of fiscal 2020, when compared to the same period of fiscal 2019. The Company believes that fluctuations in single-family housing starts are the best indicator of cabinet activity.  Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts declined approximately 7.5% during the first quarter of the Company’s fiscal 2020 over the comparable prior year period.  The Company believes it over indexed the market due to mix and share gains with existing customers.

The Company’s total net sales decreased 0.4% during the first quarter of fiscal 2020 compared to the same prior-year period, which management believes was driven primarily by a decline in overall market activity.

The Company earned net income of $26.9 million for the first quarter of fiscal 2020, compared with $24.8 million in the first quarter of its prior fiscal year.

Results of Operations

	Three Months Ended
	July 31,
(in thousands)	2019	2018	Percent Change

Net sales	$427,365	$428,962	(0.4)%
Gross profit	94,519	95,736	(1.3)
Selling and marketing expenses	20,687	22,938	(9.8)
General and administrative expenses	29,432	29,830	(1.3)

Net Sales. Net sales were $427.4 million for the first quarter of fiscal 2020, a decrease of 0.4% compared with the first quarter of fiscal 2019.  The Company experienced growth in the builder channel which was offset by declines in the home center and independent dealers and distributors channels during the first quarter of fiscal year 2020.

Gross Profit.  Gross profit margin for the first quarter of fiscal 2020 was 22.1%, compared with 22.3% for the same period of fiscal 2019.  Gross margin in the first quarter of the current fiscal year was unfavorably impacted by lower sales volumes, tariffs, cost impacts related to our particleboard supply disruption and duplicate rent costs related to our California facility move. These unfavorable impacts were partially offset by improved operating efficiencies.

Selling and Marketing Expenses.  Selling and marketing expenses were 4.8% of net sales in the first quarter of fiscal 2020, compared with 5.3% of net sales for the same period in fiscal 2019.  Selling and marketing expenses as a percentage of net sales decreased during the first quarter of fiscal 2020 as a result of ongoing expense controls and lower personnel costs.

General and Administrative Expenses.  General and administrative expenses were 6.9% of net sales in the first quarter of fiscal 2020, compared with 7.0% of net sales in the first quarter of fiscal 2019. The decrease in general and administrative expenses as a percentage of net sales during the first quarter was driven by lower incentive compensation costs.

Effective Income Tax Rates.  The Company’s effective income tax rate for the three-month periods ended July 31, 2019 and 2018 was 26.0% and 23.8%, respectively. The increase in the effective income tax rate for the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019 was primarily due to a decrease in the benefit from stock-based compensation transactions.

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

Adjusted EPS per diluted share

We use Adjusted EPS per diluted share in evaluating the performance of our business and profitability. Management believes that this measure provides useful information to investors by offering additional ways of viewing the Company’s results by providing an indication of performance and profitability excluding the impact of unusual and/or non-cash items. We define Adjusted EPS per diluted share as diluted earnings per share excluding the per share impact of (1) expenses related to the RSI acquisition and subsequent restructuring charges, (2) the amortization of customer relationship intangibles and trademarks, (3) net gain on debt forgiveness and modification and (4) the tax benefit of RSI acquisition expenses and subsequent restructuring charges, the net gain on debt forgiveness and modification and the amortization of customer relationship intangibles and trademarks. The amortization of intangible assets is driven by the RSI acquisition and will recur in future periods. Management has determined that excluding amortization of intangible assets from our definition of Adjusted EPS per diluted share will better help it evaluate the performance of our business and profitability and we have also received similar feedback from some of our investors regarding the same.

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

We define Adjusted EBITDA as net income adjusted to exclude (1) income tax expense, (2) interest (income) expense, net, (3) depreciation and amortization expense, (4) amortization of customer relationship intangibles and trademarks, (5) expenses related to the RSI acquisition and subsequent restructuring charges, (6) stock-based compensation expense, (7) gain/loss on asset disposals, (8) unrealized gain/loss on foreign exchange forward contracts and (9) net gain on debt forgiveness and modification. We believe Adjusted EBITDA, when presented in conjunction with comparable GAAP measures, is useful for investors because management uses Adjusted EBITDA in evaluating the performance of our business.

We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales.

Reconciliation of Adjusted Non-GAAP Financial Measures to the GAAP Equivalents
	Three Months Ended
	July 31,
(in thousands)	2019	2018

Net income (GAAP)	$26,881	$24,767
Add back:
Income tax expense	9,457	7,772
Interest expense, net	8,088	9,425
Depreciation and amortization expense	11,863	10,768
Amortization of customer relationship intangibles and trademarks	12,250	12,250
EBITDA (Non-GAAP)	$68,539	$64,982
Add back:
Acquisition related expenses (1)	41	2,761
Unrealized gain on foreign exchange forward contracts (2)	56	(794)
Stock-based compensation expense	897	786
Loss on asset disposal	66	354
Adjusted EBITDA (Non-GAAP)	$69,599	$68,089

Net Sales	$427,365	$428,962
Adjusted EBITDA margin (Non-GAAP)	16.3%	15.9%
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

A reconciliation of Adjusted EBITDA and Adjusted EBITDA margin as projected for fiscal 2020 is not provided because we do not forecast net income as we cannot, without unreasonable effort, estimate or predict with certainty various components of net income.

Adjusted EBITDA. Adjusted EBITDA for the first quarter of fiscal 2020 was $69.6 million or 16.3% of net sales compared to $68.1 million or 15.9% of net sales for the same quarter of the prior fiscal year. The increase is primarily due to improved operating efficiencies and lower selling and marketing expenses.

Reconciliation of Net Income to Adjusted Net Income
	Three Months Ended
	July 31,
(in thousands, except share data)	2019	2018

Net income (GAAP)	$26,881	$24,767
Add back:
Acquisition related expenses	41	2,761
Amortization of customer relationship intangibles and trademarks	12,250	12,250
Tax benefit of add backs	(3,097)	(3,798)
Adjusted net income (Non-GAAP)	$36,075	$35,980

Weighted average diluted shares	16,907,463	17,618,943
Adjusted EPS per diluted share (Non-GAAP)	$2.13	$2.04

Outlook.  The Company tracks several metrics, including but not limited to housing starts, existing home sales, mortgage interest rates, new jobs growth, GDP growth and consumer confidence, which it believes are leading indicators of overall demand for kitchen and bath cabinetry. The Company believes that housing starts will return to positive growth, driven by low unemployment rates, low mortgage rates and growth in new household formation. However, the Company expects that while the cabinet remodeling market will show modest improvement during fiscal 2020, it will continue to be below historical averages.

The Company expects that industry-wide cabinet remodeling sales will continue to be challenged until economic trends remain consistently favorable.  Growth is expected at a low single digit rate during the Company’s fiscal 2020. The Company’s home center market share is expected to remain at normalized levels for fiscal 2020, however this is heavily dependent upon competitive promotional activity. The Company expects to continue to gain market share in its growing independent dealer and distributor channel, however we believe the overall market will continue to soften with relatively flat growth.

Based on available information, it is expected that new residential construction starts will grow approximately low single digits during fiscal 2020. The Company’s new residential construction direct business is expected to increase at a faster rate than the market rate for single family housing starts due to continued market share gains.

In total, the Company expects that it will grow sales at a low single digit rate in fiscal 2020.  This growth rate is very dependent upon overall industry and economic growth. Margins will be challenged with increases in labor costs, raw materials, tariffs and transportation rates.  With respect to the preliminary countervailing duty determination announced on August 6, 2019 of 16.41%, we could be exposed to approximately $5.5 million of potential annual direct cost increases in addition to existing 301 tariffs on goods imported from China. Our teams are working to mitigate the impact through supplier negotiations, supply chain repositioning, internal productivity measures and pricing action if required. Should the tariff changes communicated on August 23, 2019 go into effect, we would have an annual exposure of $2 to $2.5 million which is currently included in our outlook for fiscal 2020. The Company will also be negatively impacted by the move of one of our California facilities and incremental merchandising expenses. The Company expects adjusted EBITDA margins for fiscal 2020 to decrease slightly or remain flat with prior year results depending upon the outcome of our insurance recovery related to a particleboard supply disruption.

Particleboard Supply

Due to a catastrophic fire at a key Southeast supplier plant in May 2019 and the supplier’s subsequent decision to shutter operations over the next 90-days at two additional plants, the Company is currently experiencing a temporary disruption in supply of particleboard, a key input component to the build of our cabinetry. The Company has worked diligently to qualify alternate and additional suppliers, and our product engineering team has successfully transitioned to acceptable substitutions with a performance level that meets or exceeds that of particleboard.

We expect stable supply lines for particleboard will once again be established during the third quarter of fiscal 2020. In the interim, we may experience extended lead times on impacted cabinet orders in our Northeast, Mid-Atlantic, Southeast and Gulf Regions. Management’s current expectation on increased lead times is one to two weeks.

Management currently expects that these events will have a negative impact on at least our second and third quarters of fiscal 2020 as the continued use of substituted materials in place of particleboard will increase our costs. Our results could be negatively impacted by product substitution costs and incremental transportation costs of $2-$5 million per quarter until fully resolved.

The Company maintains property insurance, including business interruption/dependent property coverage with a limit of $5 million and extra expense with a limit of $10 million.  The Company is working with its insurance carrier to determine the applicability of the coverage for the event. The magnitude and timing of the ultimate settlement is currently unknown. We expect the level of insurance proceeds will cover a portion of the losses we incur due to these events, but there can be no assurance that we will ultimately be able to collect such amounts and such collection may occur in a different reporting period from the reporting period where we experience losses due to these events.

Liquidity and Capital Resources

The Company’s cash and cash equivalents and investments in certificates of deposit totaled $71.5 million at July 31, 2019, representing a $12.3 million increase from its April 30, 2019 levels.  At July 31, 2019, total long-term debt (including current maturities) was $ 650.0 million, a decrease of $41.5 million from its balance at April 30, 2019.  The Company’s ratio of long-term debt to total capital was 49.9% at July 31, 2019, compared with 52.6% at April 30, 2019.

The Company’s main source of liquidity is its cash and cash equivalents on hand and cash generated from its operating activities. The Company can also borrow up to $100 million under the Revolving Facility. Approximately $94.4 million was available under this facility as of July 31, 2019.

As of July 31, 2019, $149 million was outstanding on each of the Initial Term Loan and the Delayed Draw Term Loan for a total of $298.0 million. Amounts outstanding under the Credit Facilities bear interest based on a fluctuating rate measured by reference to either, at the Company’s option, a base rate plus an applicable margin ranging between 0.00% and 1.00% or LIBOR plus an applicable margin ranging between 1.00% and 2.00%, with the applicable margin being determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” As of July 31, 2019, the applicable margin with respect to base rate loans and LIBOR loans was 0.75% and 1.75%, respectively, and the commitment fee was 0.20%.

The Company is required to repay the aggregate outstanding amounts under the Initial Term Loan and the Delayed Draw Term Loan in certain specified quarterly installments that began on April 30, 2018. The Credit Facilities mature on December 29, 2022.

As of July 31, 2019, the Company’s previously issued $350 million in aggregate principal amount of Senior Notes remained outstanding. Interest on the Senior Notes accrues at an annual rate of 4.875% and is payable semi-annually in arrears on March 15 and September 15 of each year. The Senior Notes mature on March 15, 2026.

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

See Note L--Loans Payable and Long-Term Debt for additional information about the Credit Facilities and Senior Notes and a discussion of our compliance with the covenants in the Credit Agreement and the indenture.

Cash provided by operating activities in the first three months of fiscal 2020 was $62.6 million, compared with $52.9 million in the comparable period of fiscal 2019.  The increase in the Company’s cash from operating activities was driven primarily by an increase in net income excluding non-cash items (primarily depreciation and amortization and changes in deferred taxes) and cash inflows from income taxes and accounts payable, offset by cash outflows from accrued compensation and related expenses.

The Company’s investing activities primarily consist of purchases and maturities of certificates of deposit, investment in property, plant and equipment and promotional displays.  Net cash used for investing activities was $5.6 million in the first three months of fiscal 2020, compared with $16.4 million in the comparable period of fiscal 2019. The decrease in cash used was due to a decrease in payments to acquire property, plant and equipment and the prior year payment of the working capital adjustment related to the acquisition of RSI.

During the first three months of fiscal 2020, net cash used by financing activities was $43.6 million , compared with $64.8 million in the comparable period of the prior fiscal year.  The decrease in cash used was primarily driven by the Company’s payments of long-term debt of $42.6 million, a decrease of $20.9 million.

On August 22, 2019, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program of up to $50 million of the Company’s common shares. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Credit Agreement and the indenture governing the Senior Notes, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management expects to fund any share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares.

Cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations and fund capital expenditures for the remainder of fiscal 2020.

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

Critical Accounting Policies

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no significant changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The costs of the Company’s products are subject to inflationary pressures and commodity price fluctuations.  The Company has generally been able, over time, to recover the effects of inflation and commodity price fluctuations through sales price increases.

The Revolving Facility, Initial Term Loan and Delayed Draw Term Loan include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of July 31, 2019 would increase our annual interest expense by approximately $3.0 million.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 31, 2019.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are not effective as of July 31, 2019 due to the material weakness in internal control over financial reporting involving ineffective general information technology controls ("GITCs") related to RSI that was disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2019 (our "2019 Annual Report").

During the quarter ended July 31, 2019, we continued to implement our remediation plan described in Part II, Item 9A of our 2019 Annual Report, which includes establishing additional training for certain RSI personnel to ensure a clear understanding of risk assessment and monitoring activities related to automated processes and IT systems and GITCs, documenting and executing robust policies and procedures over the GITC environment with a focus on user and privileged access controls and their impact on program change and computer operation controls, defining and documenting clear roles and responsibilities for certain departments to perform complete and timely user access reviews, and implementing consistent documentation requirements and retention to evidence the operation of GITC access controls. We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. The weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2020.

Except as described above, there has been no change in the Company's internal control over financial reporting that occurred during the quarter ended July 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the Company’s business.  The Company is not party to any material litigation that does not constitute ordinary, routine litigation incidental to its business.

Item 1A. Risk Factors

Risk factors that may affect the Company’s business, results of operations and financial condition are described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2019 and there have been no material changes from the risk factors disclosed. Additional risks are discussed elsewhere in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Forward-Looking Statements” and “Outlook.”

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

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2019 formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/ M. Scott Culbreth
M. Scott Culbreth
Senior Vice President and Chief Financial Officer

Date: August 29, 2019
Signing on behalf of the registrant and
as principal financial and accounting officer