Form 10-Q
period 2019-10-31
AMERICAN WOODMARK CORP
filed 2019-11-26
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
or

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

As of November 25, 2019, 16,921,547 shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	October 31, 2019	April 30, 2019
ASSETS
Current assets
Cash and cash equivalents	$51,435	$57,656
Investments - certificates of deposit	—	1,500
Customer receivables, net	120,118	125,901
Inventories	119,758	108,528
Income taxes receivable	2,704	1,009
Prepaid expenses and other	15,009	11,441
Total current assets	309,024	306,035
Property, plant and equipment, net	206,899	208,263
Operating lease right-of-use assets	89,662	—
Customer relationship intangibles, net	190,278	213,111
Trademarks, net	3,889	5,555
Goodwill	767,612	767,612
Promotional displays, net	13,599	13,058
Deferred income taxes	766	773
Other assets	16,935	15,524
TOTAL ASSETS	$1,598,664	$1,529,931
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$62,850	$61,277
Current maturities of long-term debt	2,320	2,286
Short-term lease liability - operating	19,453	—
Accrued compensation and related expenses	50,528	54,906
Accrued marketing expenses	16,002	12,979
Other accrued expenses	18,256	18,142
Total current liabilities	169,409	149,590
Long-term debt, less current maturities	617,930	689,205
Deferred income taxes	59,636	64,749
Long-term lease liability - operating	72,067	—
Other long-term liabilities	4,714	6,034
Shareholders' equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and
outstanding shares: at October 31, 2019: 16,921,547; at April 30, 2019: 16,849,026	357,304	352,424
Retained earnings	366,464	317,420
Accumulated other comprehensive loss - Defined benefit pension plans	(48,860)	(49,491)
Total shareholders' equity	674,908	620,353
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,598,664	$1,529,931
See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2019	2018	2019	2018

Net sales	$428,016	$424,878	$855,381	$853,840
Cost of sales and distribution	340,966	338,116	673,812	671,342
Gross Profit	87,050	86,762	181,569	182,498

Selling and marketing expenses	20,451	22,986	41,138	45,924
General and administrative expenses	29,900	28,718	59,332	58,548
Restructuring charges, net	(188)	(406)	(207)	2,035
Operating Income	36,887	35,464	81,306	75,991

Interest expense, net	7,436	8,943	15,524	18,368
Other (income) expense, net	(527)	1,112	(534)	(325)
Income Before Income Taxes	29,978	25,409	66,316	57,948

Income tax expense	7,815	6,921	17,272	14,693

Net Income	$22,163	$18,488	$49,044	$43,255

Weighted Average Shares Outstanding
Basic	16,919,664	17,555,584	16,892,267	17,544,849
Diluted	16,955,835	17,588,449	16,932,236	17,589,767

Net earnings per share
Basic	$1.31	$1.05	$2.90	$2.47
Diluted	$1.31	$1.05	$2.90	$2.46

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2019	2018	2019	2018

Net income	$22,163	$18,488	$49,044	$43,255

Other comprehensive income, net of tax:
Change in pension benefits, net of deferred taxes of $108 and $105, and $215 and $210 for the three and six months ended October 31, 2019 and 2018, respectively	316	307	631	614

Total Comprehensive Income	$22,479	$18,795	$49,675	$43,869

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	LOSS	EQUITY
Balance, May 1, 2018	17,503,922	$361,158	$269,576	$(49,069)	$581,665

Net income	—	—	24,767	—	24,767
Other comprehensive income,
net of tax	—	—	—	307	307
Stock-based compensation	—	786	—	—	786
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	43,048	(1,241)	—	—	(1,241)
Employee benefit plan
contributions	41,408	3,623	—	—	3,623
Balance, July 31, 2018	17,588,378	$364,326	$294,343	$(48,762)	$609,907

Net income	—	—	18,488	—	18,488
Other comprehensive income,
net of tax	—	—	—	307	307
Stock-based compensation	—	836	—	—	836
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	5,880	—	—	—	—
Stock repurchases	(189,633)	(3,602)	(9,597)	—	(13,199)
Balance, October 31, 2018	17,404,625	$361,560	$303,234	$(48,455)	$616,339

Balance, May 1, 2019	16,849,026	$352,424	$317,420	$(49,491)	$620,353

Net income	—	—	26,881	—	26,881
Other comprehensive income,
net of tax	—	—	—	315	315
Stock-based compensation	—	897	—	—	897
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	20,923	(1,050)	—	—	(1,050)
Employee benefit plan
contributions	45,721	3,772	—	—	3,772
Balance, July 31, 2019	16,915,670	$356,043	$344,301	$(49,176)	$651,168

Net income	—	—	22,163	—	22,163
Other comprehensive income,
net of tax	—	—	—	316	316
Stock-based compensation	—	1,178	—	—	1,178
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	5,877	83	—	—	83
Balance, October 31, 2019	16,921,547	$357,304	$366,464	$(48,860)	$674,908

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	October 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$49,044	$43,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,527	46,726
Net loss on disposal of property, plant and equipment	217	584
Amortization of operating lease right-of-use assets	12,768	—
Amortization of debt issuance costs	1,316	1,356
Unrealized (gain) loss on foreign exchange forward contracts	(96)	199
Gain on insurance recoveries	—	(580)
Stock-based compensation expense	2,075	1,622
Deferred income taxes	(5,464)	(4,899)
Pension contributions in excess of expense	(626)	(1,989)
Contributions of employer stock to employee benefit plan	3,772	3,623
Other non-cash items	951	(971)
Changes in operating assets and liabilities:
Customer receivables	5,026	5,434
Income taxes receivable	(1,695)	22,108
Inventories	(12,123)	(10,835)
Prepaid expenses and other assets	(5,634)	(2,130)
Accounts payable	673	(2,901)
Accrued compensation and related expenses	(4,379)	9,101
Operating lease liabilities	(11,783)	—
Marketing and other accrued expenses	3,663	(2,036)
Net cash provided by operating activities	86,232	107,667

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(15,918)	(14,755)
Proceeds from sales of property, plant and equipment	313	35
Proceeds from insurance recoveries	—	580
Acquisition of business, net of cash acquired	—	(7,182)
Maturities of certificates of deposit	1,500	5,000
Investment in promotional displays	(4,183)	(3,395)
Net cash used by investing activities	(18,288)	(19,717)

FINANCING ACTIVITIES
Payments of long-term debt	(73,198)	(94,060)
Proceeds from issuance of common stock	83	500
Repurchase of common stock	—	(13,199)
Withholding of employee taxes related to stock-based compensation	(1,050)	(1,739)
Net cash used by financing activities	(74,165)	(108,498)

Net decrease in cash and cash equivalents	(6,221)	(20,548)

Cash and cash equivalents, beginning of period	57,656	78,410

Cash and cash equivalents, end of period	$51,435	$57,862

Supplemental cash flow information:
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable at period end	$901	$2,619

Cash paid during the period for:
Interest	$15,025	$19,131
Income taxes	$24,573	$9,976

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2020.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2019 filed with the U.S. Securities and Exchange Commission (“SEC”).

Goodwill and Intangible Assets: Goodwill represents the excess of purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In accordance with accounting standards, when evaluating goodwill, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. There were no impairment charges related to goodwill for the three- and six-month periods ended October 31, 2019 and 2018.

Intangible assets consist of customer relationship intangibles and trademarks. The Company amortizes the cost of intangible assets over their estimated useful lives, which range from 3 to 6 years, unless such lives are deemed indefinite. There were no impairment charges related to intangible assets for the three- and six-month periods ended October 31, 2019 and 2018.

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

At October 31, 2019, the Company held forward contracts maturing from November 2019 to April 2020 to purchase 228.1 million Mexican pesos at exchange rates ranging from 19.45 to 19.91 Mexican pesos to one U.S. dollar. An asset of $0.1 million is recorded in prepaid expenses and other on the condensed consolidated balance sheets.

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

Note C--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands, except per share amounts)	2019	2018	2019	2018
Numerator used in basic and diluted net earnings
per common share:
Net income	$22,163	$18,488	$49,044	$43,255
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	16,920	17,556	16,892	17,545
Effect of dilutive securities:
Stock options and restricted stock units	36	32	40	45
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	16,956	17,588	16,932	17,590
Net earnings per share
Basic	$1.31	$1.05	$2.90	$2.47
Diluted	$1.31	$1.05	$2.90	$2.46

The Company repurchased a total of 189,633 shares of its common stock during the three- and six-month periods ended October 31, 2018, respectively. There were no shares repurchased during the three- and six-month periods ended October 31, 2019. There were no potentially dilutive securities for the three- and six-month periods ended October 31, 2019, which were excluded from the calculation of net earnings per diluted share. An immaterial amount of potentially dilutive securities for the three- and six-month periods ended October 31, 2018 were excluded from the calculation of net earnings per diluted share.

Note D--Stock-Based Compensation

The Company has various stock-based compensation plans. During the three months ended October 31, 2019, the Board of Directors of the Company approved grants of 9,600 service-based restricted stock units ("RSUs") to non-employee directors. The service-based RSUs (i) vest daily through the end of the two-year vesting period as long as the recipient continuously remains a member of the Board and (ii) entitle the recipient to receive one share of the Company's common stock per unit vested. During the six-months ended October 31, 2019, the Board of Directors of the Company also approved grants of service-based RSUs and performance-based RSUs to key employees. The employee performance-based RSUs totaled 61,379 units and the employee service-based RSUs totaled 33,091 units. The performance-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if they remain continuously employed with the Company until the units vest.  All of the Company’s RSUs granted to employees cliff-vest three years from the grant date.

For the three- and six-month periods ended October 31, 2019 and 2018, stock-based compensation expense was allocated as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
(in thousands)	2019	2018	2019	2018
Cost of sales and distribution	$277	$185	$492	$344
Selling and marketing expenses	265	217	473	385
General and administrative expenses	636	434	1,110	893
Stock-based compensation expense	$1,178	$836	$2,075	$1,622

During the six months ended October 31, 2019, the Company also approved grants of 6,483 cash-settled performance-based restricted stock tracking units ("RSTUs") and 3,482 cash-settled service-based RSTUs for more junior level employees.  Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of a share of the

Company's common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of a share of the Company's common stock as of the payment date if they remain continuously employed with the Company until the units vest.  All of the RSTUs cliff-vest three years from the grant date.  Since the RSTUs will be settled in cash, the grant date fair value of these awards is recorded as a liability until the date of payment.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value.  The Company recognized expense of $0.2 million and $(0.1) million for the three-month periods ended October 31, 2019 and 2018, respectively, and $0.2 million and $0.2 million for the six-month periods ended October 31, 2019 and 2018, respectively. A liability for payment of the RSTUs is included in the condensed consolidated balance sheets in the amount of $0.6 million and $0.7 million as of October 31, 2019 and April 30, 2019, respectively.

Note E--Customer Receivables

The components of customer receivables were:

	October 31,	April 30,
(in thousands)	2019	2019
Gross customer receivables	$127,245	$132,145
Less:
Allowance for doubtful accounts	(471)	(249)
Allowance for returns and discounts	(6,656)	(5,995)

Net customer receivables	$120,118	$125,901

Note F--Inventories

The components of inventories were:

	October 31,	April 30,
(in thousands)	2019	2019
Raw materials	$50,891	$46,054
Work-in-process	46,151	43,794
Finished goods	38,909	34,873

Total FIFO inventories	135,951	124,721

Reserve to adjust inventories to LIFO value	(16,193)	(16,193)

Total inventories	$119,758	$108,528

Of the total inventory of $119.8 million at October 31, 2019, $69.5 million is carried under the FIFO method of accounting and $50.3 million is carried under the LIFO method. Of the total inventory of $108.5 million at April 30, 2019, $58.6 million is carried under the FIFO method and $49.9 million is carried under the LIFO method.

Note G--Property, Plant and Equipment

The components of property, plant and equipment were:

	October 31,	April 30,
(in thousands)	2019	2019
Land	$4,431	$4,751
Buildings and improvements	114,794	114,421
Buildings and improvements - finance leases	11,202	11,202
Machinery and equipment	304,075	294,993
Machinery and equipment - finance leases	30,649	30,574
Construction in progress	12,641	7,002
	477,792	462,943
Less accumulated amortization and depreciation	(270,893)	(254,680)

Total	$206,899	$208,263

Amortization and depreciation expense on property, plant and equipment amounted to $9.2 million and $9.0 million for the three months ended October 31, 2019 and 2018, respectively, and $18.3 million and $17.8 million for the six months ended October 31, 2019 and 2018, respectively. Accumulated amortization on finance leases included in the above table amounted to $31.4 million and $30.8 million as of October 31, 2019 and April 30, 2019, respectively.

Note H--Intangibles

The components of customer relationship intangibles were:

	October 31,	April 30,
(in thousands)	2019	2019
Customer relationship intangibles	$274,000	$274,000
Less accumulated amortization	(83,722)	(60,889)

Total	$190,278	$213,111

The components of trademarks were:

	October 31,	April 30,
(in thousands)	2019	2019
Trademarks	$10,000	$10,000
Less accumulated amortization	(6,111)	(4,445)

Total	$3,889	$5,555

Customer relationship intangibles and trademarks are amortized over the estimated useful lives on a straight-line basis over six and three years, respectively. Amortization expense for the three months ended October 31, 2019 and 2018 was $12.3 million and $12.2 million, respectively, and $24.5 million and $24.5 million for the six months ended October 31, 2019 and 2018, respectively.

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

The following is a reconciliation of the Company’s warranty liability, which is included in other accrued expenses on the balance sheet:

	Six Months Ended
	October 31,
(in thousands)	2019	2018
Beginning balance at May 1	$4,616	$4,045
Accrual	12,539	13,205
Settlements	(12,294)	(12,604)

Ending balance at October 31	$4,861	$4,646

Note J--Pension Benefits

Effective April 30, 2012, the Company froze all future benefit accruals under the Company’s hourly and salary defined-benefit pension plans.

Net periodic pension benefit cost consisted of the following for the three- and six-month periods ended October 31, 2019 and 2018:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2019	2018	2019	2018
Interest cost	$1,494	$1,568	$2,987	$3,135
Expected return on plan assets	(2,082)	(2,128)	(4,163)	(4,255)
Recognized net actuarial loss	423	412	846	824

Net periodic pension benefit	$(165)	$(148)	$(330)	$(296)

The Company expects to contribute a total of $0.5 million to its pension plans in fiscal 2020, which represents discretionary funding. As of October 31, 2019, $0.3 million of contributions had been made. The Company made contributions of $7.3 million to its pension plans in fiscal 2019.

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

The Company's financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; and short- and long-term debt. The carrying values of cash and equivalents, certificates of deposit, accounts receivable and payable and short-term debt on the condensed consolidated balance sheets approximate their fair value due to the short maturities of these items. The forward contracts were marked to market and therefore represent fair value. The fair values of these contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The following table summarizes the fair value of assets and liabilities that are recorded in the Company’s consolidated financial statements as of October 31, 2019 and April 30, 2019 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of October 31, 2019
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$790	$—	$—
Foreign exchange forward contracts	—	96	—
Total assets at fair value	$790	$96	$—

	As of April 30, 2019
	Level 1	Level 2	Level 3
ASSETS:
Certificates of deposit	$1,500	$—	$—
Mutual funds	1,604	—	—
Total assets at fair value	$3,104	$—	$—

There were no transfers between Level 1, Level 2 or Level 3 for assets measured at fair value on a recurring basis.

Note L--Loans Payable and Long-Term Debt

On December 29, 2017, the Company entered into a credit agreement (as subsequently amended, the "Credit Agreement") with a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent, providing for a $100 million, 5-year revolving loan facility with a $25 million sub-facility for the issuance of letters of credit (the “Revolving Facility”), a $250 million, 5-year initial term loan facility (the "Initial Term Loan") and a $250 million delayed draw term loan facility (the "Delayed Draw Term Loan" and, together with the Revolving Facility and the Initial Term Loan, the "Credit Facilities"). The Company borrowed the entire $250 million available under each of the Initial Term Loan and the Delayed Draw Term Loan on December 29, 2017 and February 12, 2018, respectively, in connection with its acquisition of RSI Home Products, Inc. (“RSI”) and subsequent refinancing of RSI’s debt. The Company is required to make specified quarterly installments on both the Initial Term Loan and the Delayed Draw Loan. As of October 31, 2019, $134 million was outstanding on each of the Initial Term Loan and the Delayed Draw Loan for a total of $268 million. As of April 30, 2019, $170 million was outstanding on each of the Initial Term Loan and the Delayed Draw Loan for a total of $340 million. The outstanding balance approximates fair value as the Initial Term Loan and Delayed Draw Term Loan have a floating interest rate. There were no amounts outstanding on the Revolving Facility as of October 31, 2019 or April 30, 2019. The Credit Facilities mature on December 29, 2022.

Amounts outstanding under the Credit Facilities bear interest based on a fluctuating rate measured by reference to either, at the Company’s option, a base rate plus an applicable margin or LIBOR plus an applicable margin, with the applicable margin being determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” In addition, a letter of credit fee will accrue on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on LIBOR loans, payable quarterly in arrears. As of October 31, 2019, the applicable margin with respect to base rate loans and LIBOR loans was 0.50% and 1.50%, respectively, and the commitment fee was 0.18%.

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

As of October 31, 2019, the Company was in compliance with the covenants included in the Credit Agreement.

The Company’s obligations under the Credit Agreement are guaranteed by the Company’s subsidiaries and the obligations of the Company and its subsidiaries are secured by a pledge of substantially all of their respective personal property.

On February 12, 2018, the Company issued $350 million in aggregate principal amount of 4.875% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes mature on March 15, 2026 and interest on the Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year. The Senior Notes are fully and unconditionally guaranteed by each of the Company’s current and future wholly-owned domestic subsidiaries that guarantee the Company’s obligations under the Credit Agreement. The indenture governing the Senior Notes restricts the ability of the Company and the Company’s “restricted subsidiaries” to, as applicable, (i) incur additional indebtedness or issue certain preferred shares, (ii) create liens, (iii) pay dividends, redeem or repurchase stock or make other distributions or restricted payments, (iv) make certain investments, (v) create restrictions on the ability of the “restricted subsidiaries” to pay dividends to the Company or make other intercompany transfers, (vi) transfer or sell assets, (vii) merge or consolidate with a third party and (viii) enter into certain transactions with affiliates of the Company, subject, in each case, to certain qualifications and exceptions as described in the indenture. As of October 31, 2019, the Company and its restricted subsidiaries were in compliance with all covenants under the indenture governing the Senior Notes.

At October 31, 2019, the book value of the Senior Notes was $350 million and the fair value was $357 million, based on Level 1 inputs.

Note M--Income Taxes

The effective income tax rate for the three- and six-month periods ended October 31, 2019 was 26.1% and 26.0%, respectively, compared with 27.2% and 25.4% in the comparable periods in the prior fiscal year. The decrease in the effective tax rate for the second quarter as compared to the comparable period in the prior fiscal year was primarily due to less unfavorable permanent tax items. The overall increase in the effective tax rate for the first half of fiscal 2020 as compared to the comparable period in the prior year was primarily due to a decrease in the benefit from stock-based compensation transactions. During the first half of fiscal 2020 and 2019, the Company recognized an excess tax benefit related to stock-based compensation transactions of $0.1 million and $0.7 million, respectively.

Note N--Revenue Recognition

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the three- and six-months ended October 31, 2019 and 2018:

	Three Months Ended		Six months ended
	October 31,		October 31,
(in thousands)	2019	2018	2019	2018
Home center retailers	$189,148	$196,542	$387,899	$401,591
Builders	184,755	169,596	357,344	334,680
Independent dealers and distributors	54,113	58,740	110,138	117,569
Net Sales	$428,016	$424,878	$855,381	$853,840

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

At October 31, 2019, the Company's two largest customers, Customers A and B, represented 25.5% and 19.7% of the Company's gross customer receivables, respectively. At October 31, 2018, Customers A and B represented 26.9% and 22.0% of the Company’s gross customer receivables, respectively.

The following table summarizes the percentage of net sales attributable to the Company's two largest customers for the three- and six-months ended October 31, 2019 and 2018:

	Three Months Ended		Six months ended
	October 31,		October 31,
	2019	2018	2019	2018
Customer A	28.7%	28.7%	28.7%	28.9%
Customer B	15.5%	17.5%	16.6%	18.1%

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

The components of lease costs were as follows:

Six Months Ended
October 31,
(in thousands)	2019
Finance lease cost:
Amortization of right-of-use assets	$1,239
Interest on lease liabilities	105
Operating lease cost	12,768

Additional information related to leases was as follows:

Six Months Ended
October 31,
(in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$105
Operating cash flows for operating leases	11,783
Financing cash flows for financing leases	1,203
Right-of-use assets obtained in exchange for new finance lease liabilities	643
Right-of-use assets obtained in exchange for new operating lease liabilities	24,178

Weighted average remaining lease term (years)
Weighted average remaining lease term - finance leases	3.36
Weighted average remaining lease term - operating leases	6.51

Weighted average discount rate
Weighted average discount rate - finance leases	3.20%
Weighted average discount rate - operating leases	4.26%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on the unaudited condensed consolidated balance sheet as of October 31, 2019:

(in thousands)	Operating leases	Financing leases
Year ending April 30,
2020	$11,866	$1,300
2021	21,887	2,142
2022	15,758	1,205
2023	11,384	803
2024	10,227	763
Thereafter	34,047	176
Total lease payments	105,169	6,389
Less imputed interest	(13,649)	(302)
Total lease liability	$91,520	$6,087
Current maturities	(19,453)	(2,320)
Lease liability - long-term	$72,067	$3,767
Lease assets	$89,662	$10,431

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims that were deemed to be either probable or reasonably possible was not material as of October 31, 2019.

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

•	a failure to attract and retain certain members of management or other key employees or other negative labor developments, including increases in the cost of labor;

•	risks associated with the implementation of our growth strategy;

•	risks related to sourcing and selling products internationally and doing business globally, including the imposition of tariffs or duties on those products;

•	unexpected costs resulting from a failure to maintain acceptable quality standards;

•	changes in tax laws or the interpretations of existing tax laws;

•	the occurrence of significant natural disasters, including earthquakes, fires, floods, and hurricanes or tropical storms;

•	the unavailability of adequate capital for our business to grow and compete;

•	increased buying power of large customers and the impact on our ability to maintain or raise prices;

•	the risk that the anticipated economic benefits, costs savings and other synergies in connection with our acquisition of RSI are not fully realized or take longer to realize than expected; and

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

Overview

American Woodmark Corporation manufactures and distributes kitchen, bath and home organization products for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors.  On October 31, 2019, the Company operated eighteen manufacturing facilities in the United States and Mexico and eight primary service centers located throughout the United States.

The three-month period ended October 31, 2019 was the Company’s second quarter of its fiscal year that ends on April 30, 2020 (“fiscal 2020”).

The Company’s remodeling-based business was impacted by the following trends during the second quarter of the Company’s fiscal 2020:

•
The median price per existing home sold rose during the third calendar quarter of 2019 compared to the same period one year ago by 5.0% according to data provided by the National Association of Realtors, and existing home sales increased 2.3% during the third calendar quarter of 2019 compared to the same period in the prior year;

•	The unemployment rate improved to 3.6% as of October 2019 compared to 3.8% as of October 2018 according to data provided by the U.S. Department of Labor;

•
Mortgage interest rates decreased with a thirty-year fixed mortgage rate of approximately 3.69% in October 2019, a decrease of approximately 114 basis points compared to the same period in the prior year, according to Freddie Mac; and

•	Consumer sentiment as tracked by Thomson Reuters/University of Michigan decreased from 98.6 in October 2018 to 95.5 in October 2019.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, housing affordability and sales reported by the Kitchen Cabinet Manufacturers Association (“KCMA”), a trade organization that issues the aggregate sales that have been reported by its members including the largest cabinet manufacturers in the United States.  Based on the totality of factors listed above, the Company believes that the cabinet remodeling market decreased in the low-single digits during the second quarter of fiscal 2020.

The Company’s remodeling sales, which consist of our independent dealer and distributor channel sales and home center retail sales, decreased 4.7% during the second quarter and 4.1% during the first half of fiscal 2020 compared to the same prior-year periods. Our independent dealer and distributor channel decreased by 7.9% during the second quarter and 6.3% during the first half of fiscal 2020 when compared to the comparable prior-year periods.  Our home center channel decreased by 3.8% during the second quarter and 3.4% during the first half of fiscal 2020 when compared to the comparable prior-year periods.

New construction sales increased 8.9% in the second quarter and 6.8% in the first half of fiscal 2020, when compared to the same periods of fiscal 2019. The Company believes that fluctuations in single-family housing starts are the best indicator of new construction cabinet activity.  Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts increased 1.6% during the second quarter of the Company’s fiscal 2020 over the comparable prior year period.  The Company believes it over indexed the market due to mix and share gains with existing customers.

The Company’s total net sales increased 0.7% during the second quarter and 0.2% during the first half of fiscal 2020 compared to the same prior-year periods, which was driven primarily by growth in the builder channel.

The Company earned net income of $22.2 million for the second quarter of fiscal 2020, compared with $18.5 million in the second quarter of its prior fiscal year, and earned net income of $49.0 million for the first half of fiscal 2020, compared with $43.3 million in the same period of the prior year.

Results of Operations

	Three Months Ended			Six Months Ended
	October 31,			October 31,
(in thousands)	2019	2018	Percent Change	2019	2018	Percent Change

Net sales	$428,016	$424,878	0.7%	$855,381	$853,840	0.2%
Gross profit	87,050	86,762	0.3	181,569	182,498	(0.5)
Selling and marketing expenses	20,451	22,986	(11.0)	41,138	45,924	(10.4)
General and administrative expenses	29,900	28,718	4.1	59,332	58,548	1.3

Net Sales. Net sales were $428.0 million for the second quarter of fiscal 2020, an increase of 0.7% compared with the second quarter of fiscal 2019.  For the first six months of fiscal 2020, net sales were $855.4 million, reflecting a 0.2% increase compared to the same period of fiscal 2019. The Company experienced growth in the builder channel and stock home center business, which was offset by declines in the made-to-order home center and independent dealers and distributors channels during the second quarter and first half of fiscal year 2020.

Gross Profit.  Gross profit margin for the second quarter of fiscal 2020 was 20.3%, compared with 20.4% for the same period of fiscal 2019.  Gross profit margin was 21.2% for the first half of fiscal 2020, compared with 21.4% in the first half of fiscal 2019.
Gross margin in the second quarter and first half of the current fiscal year was favorably impacted by higher sales volumes and improved operating efficiencies. These favorable impacts were partially offset by increased tariffs, costs related to our particleboard supply disruption (see discussion below) and duplicate rent costs related to our California facility move of $0.4 million and $0.8 million for the three- and six-month periods ended October 31, 2019, respectively.

Selling and Marketing Expenses.  Selling and marketing expenses were 4.8% of net sales in the second quarter and first half of fiscal 2020, compared with 5.4% of net sales for the same periods in fiscal 2019.  Selling and marketing expenses as a percentage of net sales decreased during the second quarter and first half of fiscal 2020 as a result of ongoing expense controls and lower personnel costs.

General and Administrative Expenses.  General and administrative expenses were 7.0% of net sales in the second quarter of fiscal 2020, compared with 6.8% of net sales in the second quarter of fiscal 2019 and 6.9% of net sales in both the first half of fiscal 2020 and 2019. The increase in general and administrative expenses as a percentage of net sales during the second quarter was driven by higher incentive compensation costs.

Effective Income Tax Rates.  The Company’s effective income tax rate for the three- and six-month periods ended October 31, 2019 and 2018 was 26.1% and 26.0%, respectively, compared with 27.2% and 25.4% in the comparable periods in the prior fiscal year. The decrease in the effective tax rate for the second quarter as compared to the comparable period in the prior fiscal year was primarily due to less unfavorable permanent tax items. The overall increase in the effective tax rate for the first half of fiscal 2020 as compared to the comparable period in the prior year was primarily due to a decrease in the benefit from stock-based compensation transactions.

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

We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales.

Reconciliation of Adjusted Non-GAAP Financial Measures to the GAAP Equivalents
	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2019	2018	2019	2018

Net income (GAAP)	$22,163	$18,488	$49,044	$43,255
Add back:
Income tax expense	7,815	6,921	17,272	14,693
Interest expense, net	7,436	8,943	15,524	18,368
Depreciation and amortization expense	12,164	11,458	24,027	22,226
Amortization of customer relationship intangibles and trademarks	12,250	12,250	24,500	24,500
EBITDA (Non-GAAP)	$61,828	$58,060	$130,367	$123,042
Add back:
Acquisition related expenses (1)	(130)	649	(89)	3,410
Change in foreign exchange forward contracts (2)	(152)	993	(96)	199
Stock-based compensation expense	1,178	836	2,075	1,622
Loss on asset disposal	151	230	217	584
Adjusted EBITDA (Non-GAAP)	$62,875	$60,768	$132,474	$128,857

Net Sales	$428,016	$424,878	$855,381	$853,840
Adjusted EBITDA margin (Non-GAAP)	14.7%	14.3%	15.5%	15.1%
(1) Acquisition related expenses are comprised of expenses related to the RSI acquisition and the subsequent restructuring charges that the Company incurred.
(2) In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange rates. The Company manages these risks through the use of foreign exchange forward contracts. The changes in the fair value of the forward contracts are recorded in other (income) expense in the operating results.

A reconciliation of Adjusted EBITDA and Adjusted EBITDA margin as projected for fiscal 2020 is not provided because we do not forecast net income as we cannot, without unreasonable effort, estimate or predict with certainty various components of net income.

Adjusted EBITDA. Adjusted EBITDA for the second quarter of fiscal 2020 was $62.9 million or 14.7% of net sales compared to $60.8 million or 14.3% of net sales for the same quarter of the prior fiscal year. Adjusted EBITDA for the first six months of the fiscal year was $132.5 million or 15.5% of net sales compared to $128.9 million or 15.1% of net sales for the same period of the prior fiscal year. The increase is primarily due to sales growth, improved operating efficiencies and lower selling and marketing expenses.

Reconciliation of Net Income to Adjusted Net Income
	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands, except share data)	2019	2018	2019	2018

Net income (GAAP)	$22,163	$18,488	$49,044	$43,255
Add back:
Acquisition related expenses	(130)	649	(89)	3,410
Amortization of customer relationship intangibles and
trademarks	12,250	12,250	24,500	24,500
Tax benefit of add backs	(3,103)	(3,291)	(6,200)	(7,089)
Adjusted net income (Non-GAAP)	$31,180	$28,096	$67,255	$64,076

Weighted average diluted shares	16,955,835	17,588,449	16,932,236	17,589,767
Adjusted EPS per diluted share (Non-GAAP)	$1.84	$1.60	$3.97	$3.64

Outlook.  The Company tracks several metrics, including but not limited to housing starts, existing home sales, mortgage interest rates, new jobs growth, GDP growth and consumer confidence, which it believes are leading indicators of overall demand for kitchen and bath cabinetry. The Company believes that housing starts will remain positive, driven by low unemployment rates, low mortgage rates and growth in new household formation. However, the Company expects that while the cabinet remodeling market will show modest improvement during fiscal 2020, it will continue to be below historical averages.

The Company expects that industry-wide cabinet remodeling sales will continue to be challenged until economic trends remain consistently favorable.  Growth is expected at a low single digit rate during the Company’s fiscal 2020. The Company’s home center market share is expected to remain at normalized levels for fiscal 2020, however this is heavily dependent upon competitive promotional activity. The Company expects to gain market share in its growing independent dealer and distributor channel, however we believe the overall market will continue to soften with relatively flat growth.

Based on available information, it is expected that new residential construction starts will grow approximately low single digits during fiscal 2020. The Company’s new residential construction direct business is expected to increase at a faster rate than the market rate for single family housing starts due to continued market share gains.

In total, the Company expects that it will grow sales at a low single digit rate in fiscal 2020.  This growth rate is very dependent upon overall industry and economic growth. Margins will be challenged with increases in labor costs, raw materials, tariffs and transportation rates.  The Company will be negatively impacted by the move of one of our California facilities and incremental merchandising expenses and particle board supply disruption costs. The Company expects adjusted EBITDA margins for fiscal 2020 to remain flat with prior year results.

Particleboard Supply

Due to a catastrophic fire at a key Southeast supplier plant in May 2019 and the supplier’s subsequent decision to shutter operations at two additional plants, the Company is currently experiencing higher costs in the supply of particleboard, a key input component to the build of our cabinetry.  The Company has worked diligently to qualify additional suppliers, and our product engineering team has successfully transitioned to acceptable substitutions with a performance level that meets or exceeds that of particleboard.

We expect stable supply lines for particleboard will once again be established during the third quarter of fiscal 2020. The Company has recognized costs in excess of insurance reimbursements related to our particleboard supply disruption of $0.9 million and $2.4 million for the three- and six-month periods ended October 31, 2019. Management currently expects that these events will have a negative impact on at least our third quarter of fiscal 2020 as the continued use of substituted materials will increase our costs.  Our results could continue to be negatively impacted by product substitution costs and incremental transportation costs of $1.0 to $2.0 million per quarter until fully resolved.

The Company maintains property insurance, including business interruption/dependent property coverage with a limit of $5 million.  The company has realized a $2.9 million reimbursement to date on the $5 million limit.  The Company is working with its insurance carrier to determine the applicability of the coverage for the event. We expect the level of insurance proceeds will cover approximately 60% of the losses we incur due to these events, but there can be no assurance that we will ultimately be able to collect such amounts and such collection may occur in a different reporting period from the reporting period where we experience losses due to these events.

Liquidity and Capital Resources

The Company’s cash and cash equivalents and investments in certificates of deposit totaled $51.4 million at October 31, 2019, representing a $7.7 million decrease from its April 30, 2019 levels.  At October 31, 2019, total long-term debt (including current maturities) was $ 620.3 million, a decrease of $71.2 million from its balance at April 30, 2019.  The Company’s ratio of long-term debt to total capital was 47.8% at October 31, 2019, compared with 52.6% at April 30, 2019.

The Company’s main source of liquidity is its cash and cash equivalents on hand and cash generated from its operating activities. The Company can also borrow up to $100 million under the Revolving Facility. Approximately $94.5 million was available under this facility as of October 31, 2019.

As of October 31, 2019, $134 million was outstanding on each of the Initial Term Loan and the Delayed Draw Term Loan for a total of $268.0 million. Amounts outstanding under the Credit Facilities bear interest based on a fluctuating rate measured by reference to either, at the Company’s option, a base rate plus an applicable margin ranging between 0.00% and 1.00% or LIBOR plus an applicable margin ranging between 1.00% and 2.00%, with the applicable margin being determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” As of October 31, 2019, the applicable margin with respect to base rate loans and LIBOR loans was 0.50% and 1.50%, respectively, and the commitment fee was 0.18%.

The Company is required to repay the aggregate outstanding amounts under the Initial Term Loan and the Delayed Draw Term Loan in certain specified quarterly installments that began on April 30, 2018. The Credit Facilities mature on December 29, 2022.

As of October 31, 2019, the Company’s previously issued $350 million in aggregate principal amount of Senior Notes remained outstanding. Interest on the Senior Notes accrues at an annual rate of 4.875% and is payable semi-annually in arrears on March 15 and September 15 of each year. The Senior Notes mature on March 15, 2026.

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

Cash provided by operating activities in the first six months of fiscal 2020 was $86.2 million, compared with $107.7 million in the comparable period of fiscal 2019.  The decrease in the Company’s cash from operating activities was driven primarily by a decrease in cash inflows from income taxes and accrued compensation and related expenses.

The Company’s investing activities primarily consist of purchases and maturities of certificates of deposit, investment in property, plant and equipment and promotional displays.  Net cash used for investing activities was $18.3 million in the first six months of fiscal 2020, compared with $19.7 million in the comparable period of fiscal 2019. The decrease in cash used was due to a decrease in cash received from maturities of certificates of deposit, offset by the prior year payment of the working capital adjustment related to the acquisition of RSI.

During the first six months of fiscal 2020, net cash used by financing activities was $74.2 million, compared with $108.5 million in the comparable period of the prior fiscal year.  The decrease in cash used was primarily driven by the Company’s payments of long-term debt of $73.2 million, a decrease of $20.9 million, and no stock repurchases in the current year, a decrease of $13.2 million.

On August 22, 2019, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program of up to $50 million of the Company’s common shares. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Credit Agreement and the indenture governing the Senior Notes, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management expects to fund any share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. The Company did not repurchase any of its shares during the fiscal quarter ended October 31, 2019.

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

The Revolving Facility, Initial Term Loan and Delayed Draw Term Loan include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of October 31, 2019 would increase our annual interest expense by approximately $2.7 million.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2019.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are not effective as of October 31, 2019 due to the material weakness in internal control over financial reporting involving ineffective general information technology controls ("GITCs") related to RSI that was disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2019 (our "2019 Annual Report").

During the quarter ended October 31, 2019, we continued to implement our remediation plan described in Part II, Item 9A of our 2019 Annual Report, which includes establishing additional training for certain RSI personnel to ensure a clear understanding of risk assessment and monitoring activities related to automated processes and IT systems and GITCs, documenting and executing robust policies and procedures over the GITC environment with a focus on user and privileged access controls and their impact on program change and computer operation controls, defining and documenting clear roles and responsibilities for certain departments to perform complete and timely user access reviews, and implementing consistent documentation requirements and retention to evidence the operation of GITC access controls. We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. The weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2020.

Except as described above, there has been no change in the Company's internal control over financial reporting that occurred during the quarter ended October 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

101
Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2019 formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

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

Date: November 26, 2019
Signing on behalf of the registrant and
as principal financial and accounting officer