Form 10-K
period 2020-04-30
AMERICAN WOODMARK CORP
filed 2020-06-29
CIK 794619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended April 30, 2020
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
Yes ☒  No ☐
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒
The aggregate market value of the registrant's Common Stock, no par value, held by non-affiliates of the registrant as of October 31, 2019, the last business day of the Company’s most recent second quarter was $1,662,345,906.
As of June 19, 2020, 16,942,569 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 20, 2020 (“Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

American Woodmark Corporation
2020 Annual Report on Form 10-K

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

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports are available free of charge on our website, americanwoodmark.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The contents of our website are not, however, part of, or incorporated by reference into, this report.

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

Home Center Customers

Contractors, builders, remodelers and do-it-yourself homeowners use our products primarily for repair and remodel (“R&R”) projects. Products for R&R projects are predominately purchased through home centers such as Home Depot and Lowe’s. Due to the market presence, store network and customer reach of these large home centers, our strategy has been to develop long-term strategic relationships with both Home Depot and Lowe’s to distribute our products. During the fiscal year ended April 30, 2020 (“fiscal 2020”), Home Depot and Lowe’s combined accounted for approximately 46.5% of net sales of the Company. The loss of either Home Depot or Lowe’s as a customer would have a material adverse effect on us.

Builders

The builder business represents a large portion of our overall revenue and has historically been a strategic component of our go-to-market strategy. We serve the majority of the top U.S. builders with a high degree of geographic concentration around major metro areas where single family starts are most robust. We also serve multi-family builders, primarily in the Southern California metro area. Our various service center locations serve the function of being close to this business and enable us to deliver exceptional service to our builder partners. During fiscal 2020, builders accounted for approximately 40.5% of net sales of the Company.

Independent Dealers & Distributors

In 2010, we expanded our business into the dealer channel with the launch of the Waypoint Living Spaces® brand. Today, we sell this brand to over 1,300 regional and local dealers across the country. The dealer channel of the market is the largest by volume, characterized by a high degree of entrepreneurship and one that rewards suppliers that deliver great service. Our ability to provide superior value delivered with exceptional service has helped drive our expansion into this channel and will continue to be a strong growth and market share opportunity for us. Within our distributor channel we also sell our Timberlake® brand through a network of regional distributors who are focused on selling a complete variety of building materials to small and midsized builders and contractors within their local markets. During fiscal 2020, independent dealers and distributors accounted for approximately 13.0% of net sales of the Company.

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

Raw Materials and Suppliers

The primary raw materials used in our products include hard maple, oak, cherry and beech lumber and plywood. Additional raw materials include paint, particleboard, medium density fiberboard, high density fiberboard, manufactured components and hardware. We purchase these and other raw materials from more than one source and generally believe them to be readily available. We rely on outside suppliers for some of our key components and do not typically enter into long-term contracts with our suppliers or sourcing partners. We source a portion of our components from third parties in Asia. The distances involved in these arrangements, together with the differences in business practices, shipping and delivery requirements, and laws and regulations add complexity to our supply chain logistics and increase the potential for interruptions in our production scheduling. In addition, prices and availability of these components may be affected by world market conditions and government policies and tariffs.

Competition

We operate in a highly fragmented industry that is composed of several thousand local, regional and national manufacturers. Most of our competitors compete on a local or regional basis, but others, like us, compete on a national basis as well. Our competitors include importers and large consolidated operations as well as relatively small, local cabinet manufacturers. Moreover, companies in other building products industries may compete with us. Competitive factors within the industry include pricing, quality, product availability, service, delivery time and relationships with customers. Our principal means for competition is our breadth and variety of product offerings, expanded service capabilities, geographic reach, competitive price points for our products and affordable quality. We are the second or third largest manufacturer of kitchen, bath and home organization products in the United States based on publicly available information now that one of the top three manufacturers is privately held.

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

Seasonality

Our business has been subject to seasonal influences, with higher sales typically realized in our first and fourth fiscal quarters, although sales were down in the fourth quarter of fiscal 2020 and we expect sales to be down in the first quarter of fiscal 2021 due to the novel coronavirus ("COVID-19") pandemic. General economic forces and changes in our customer mix have reduced seasonal fluctuations in revenue over the past few years. The costs of the Company’s products are subject to inflationary pressures and commodity price fluctuations. The Company has generally been able over time to recover the effects of inflation and commodity price fluctuations through sales price increases.

Employees

As of April 30, 2020, we employed approximately 9,900 full-time employees, with approximately 210 unionized employees in Anaheim, California. We believe that our employee relations and relationship with the union representing the employees in Anaheim are good.

Our Competitive Strengths

Market Leader with Nationwide Manufacturing and Distribution Network

We believe our company holds the number two or three market position in the United States cabinet market with an estimated 10% market share based on publicly available information now that one of the top three manufacturers is privately held. We are one of a select number of market participants with a national manufacturing and distribution footprint, including 18 manufacturing facilities and eight primary service centers across the United States and Mexico. Our operating footprint provides us an ability to service our builder, dealer and home center customers on a national basis, and we offer a broad set of products to serve our customers across a variety of price points. Our facilities are primarily located in or near major metropolitan markets to facilitate efficient product distribution to our customers. We believe the scale and breadth of our operations differentiate us and result in a competitive advantage providing superior customer service, low-cost distribution and on-time delivery.

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

Best-in-Class Manufacturing Capabilities

We operate 18 manufacturing facilities across the United States and Mexico. Our vertically-integrated production and assembly lines, standardized product construction and investments in automation, have allowed us to continuously improve productivity and efficiency. We have standardized our raw material inputs and a number of our production processes, which reduces logistical requirements and provides increased economies of scale in sourcing these inputs. Our labor-intensive manufacturing and fabrication processes in Mexico offer a low cost alternative to Asian manufacturers, while providing a quality product with lower transportation costs.

Experienced Management Team

We have assembled an executive team from leading organizations with a deep base of management experience within industrial manufacturing companies. Our Chairman and Chief Executive Officer, Cary Dunston, joined our team in 2006 and was named Chief Executive Officer in 2015 and elected Chairman in 2017. Mr. Dunston has a broad range of experience in manufacturing and supply chain management including the implementation of continuous improvement programs and lean manufacturing initiatives. Our team has identified and begun to execute on opportunities for operational improvement.

Item 1A.    RISK FACTORS

There are a number of risks and uncertainties that may affect the Company’s business, results of operations and financial condition. These risks and uncertainties could cause future results to differ from past performance or expected results, including results described in statements elsewhere in this report that constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Additional risks and uncertainties not presently known to the Company or currently believed to be immaterial also may adversely impact the Company’s business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on the Company’s business, financial condition, and results of operations. These risks and uncertainties, which the Company considers to be most relevant to specific business activities, include, but are not limited to, the following. Additional risks and uncertainties that may affect the Company’s business, results of operations and financial condition are discussed elsewhere in this report, including in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Forward-Looking Statements,” “Seasonality,” and “Outlook for Fiscal 2021” and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

The global spread of COVID-19 has significantly impacted our business and is expected to cause further disruptions to our business, financial performance and operating results. The global spread of COVID-19 in recent months has negatively impacted the global and U.S. economy, disrupted global supply chains and created significant volatility and disruption in financial markets. The impact of this pandemic has also created significant uncertainty in the global and U.S. economy and has had, and is expected to continue to have, a material adverse effect on our business, employees, suppliers, and customers. The duration and the magnitude of the impact of the COVID-19 pandemic cannot be precisely estimated at this time, as they are affected by a number of rapidly changing factors, many of which are outside of our control. As a result of the COVID-19 pandemic and potential future pandemic outbreaks, we face significant risks including, but not limited to:

•	Decreases in consumer sentiment, single family housing starts and disposable income and increases in unemployment could reduce demand for our products by our customers in all of our market channels.

•	Tightening credit standards could negatively impact credit availability to consumers which could have an adverse effect on all of our market channels.

•
Supply chain and shipping interruptions and constraints, volatility in demand for our products caused by sudden and significant changes in production levels by our suppliers or other restrictions affecting our business could adversely impact our planning and forecasting, our revenues and our operations.

•
Disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other product components, transportation, work force, or other manufacturing and distribution capabilities, like the temporary suspension of our Mexican operations in April 2020, could result in our inability to meet our customer needs and achieve cost targets.

•
Significant changes in the conditions in markets in which we manufacture, sell or distribute our products, including additional or expanded quarantines or "stay at home" orders, governmental or regulatory actions, closures or other restrictions that further limit or close our operating and manufacturing facilities, restrict our employees’ ability to travel or perform necessary business functions, restrict or prevent consumers from having access to our products, or otherwise prevent our suppliers or customers from sufficiently staffing operations, could adversely impact operations necessary for the production, distribution, sale, and support of our products.

•
Certain of our customers may experience financial difficulties, including bankruptcy or insolvency, as a result of the impact of COVID-19. If any of our customers suffer significant financial difficulties, they may be unable to pay amounts due to us timely or at all. If we are unable to collect our accounts receivable as they come due, there may be a material adverse effect on our financial condition, results of operations and cash flows.

•
If the Company is unable to continue to operate all of its facilities, our cash flows could be adversely affected, making it difficult to maintain adequate liquidity or meet debt covenants. As a result, the Company may be required to pursue additional sources of financing to meet our financial obligations and fund our operations and obtaining such financing with terms acceptable to the Company is not guaranteed and is largely dependent upon market conditions and other factors.

•
Disruptions to our operations related to COVID-19 as a result of absenteeism by infected or ill employees, or absenteeism by employees who elect not to come to work due to the illness affecting others at our facilities, or due to quarantines.

•
The COVID-19 pandemic has led to and could continue to lead to severe disruption and volatility in the United States and global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. In addition, trading prices in the public equity markets, including prices of our common stock, have been highly volatile as a result of the COVID-19 pandemic.

•
Sustained adverse impacts to the Company, certain suppliers, and customers may also affect the Company’s future valuation of certain assets and therefore may increase the likelihood of an impairment charge, write-off, or reserve associated with such assets, including goodwill, long-lived intangible assets, property and equipment, inventories, accounts receivable, tax assets and other assets.

The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is highly uncertain and cannot be accurately predicted and is dependent on future developments, including the duration of the pandemic and the length of its impact on the global and U.S. economy, as well as any new information that may emerge concerning the COVID-19 pandemic and the actions taken to contain it or mitigate its impact. The continued impact on our business as a result of the COVID-19 pandemic (directly or indirectly) could materially adversely affect our results of operations, financial condition, cash flows, prospects and the trading prices of our securities in the near-term and beyond fiscal 2021.

Because of the concentration of our sales to our two largest customers, the loss of either customer or a significant reduction in orders from either customer could adversely affect our financial results. Home Depot and Lowe’s collectively accounted for approximately 46.5% of total net sales during the fiscal year 2020. We do not typically enter into long-term sales contracts with

Home Depot or Lowe’s and our sales usually occur on a “purchase order” basis. Our customers can make significant changes in their purchase volumes and can seek to significantly affect the prices we receive for our products and services and the other terms and conditions on which we do business. They have discontinued, and may in the future choose to discontinue, purchasing some or all of our products with little or no notice. In the past, purchase volumes from our customers, including Home Depot and Lowe’s, have fluctuated substantially, and we expect such fluctuations to occur from time to time in the future. Any reduction in, or termination of, our sales to either Home Depot or Lowe’s could have a material adverse effect on our business, financial condition or results of operations.

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

Our business primarily relies on U.S. home improvement, repair and remodel and new home construction activity levels, all of which are impacted by risks associated with fluctuations in the housing market. Downward changes in the general economy, the housing market or other business conditions could adversely affect our results of operations, cash flows and financial condition. Our business primarily relies on home improvement, repair and remodel and new home construction activity levels in the United States. The housing market is sensitive to changes in economic conditions and other factors, such as the level of employment, access to labor, consumer confidence, consumer income, availability of financing and interest rate levels. Adverse changes in any of these conditions generally, or in any of the markets where we operate, including due to the COVID-19 pandemic, could decrease demand and could adversely impact our businesses by: causing consumers to delay or decrease homeownership; making consumers more price conscious resulting in a shift in demand to smaller, less expensive homes; making consumers more reluctant to make investments in their existing homes, including large kitchen and bath repair and remodel projects; or making it more difficult to secure loans for major renovations.

Prolonged economic downturns may adversely impact our sales, earnings and liquidity. Our industry historically has been cyclical in nature and has fluctuated with economic cycles. During economic downturns, our industry could experience longer periods of recession and greater declines than the general economy. We believe that our industry is significantly influenced by economic conditions generally and particularly by housing activity, consumer confidence, the level of personal discretionary spending, demographics and credit availability. These factors may affect not only the ultimate consumer of our products, but also may impact home centers, builders and our other primary customers. As a result, a worsening of economic conditions, including due to the COVID-19 pandemic, could adversely affect our sales and earnings as well as our cash flow and liquidity.

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

We also face competition with respect to some of our products from competitors in countries with lower regulatory, safety, environmental and other costs, such as China, Vietnam and Malaysia. These competitors may also benefit from certain local government subsidies or other incentives that are not available to us.

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

Manufacturing expansion to add capacity, manufacturing realignments, and other cost savings programs could result in a decrease in our near-term earnings. We continually review our manufacturing operations. These reviews could result in the expansion of capacity, manufacturing realignments and various cost savings programs, such as our closure of the Humboldt, Tennessee manufacturing plant announced in the first quarter of fiscal 2021. See Note S -- Subsequent Events for further information. Effects of manufacturing expansion, realignments or cost savings programs could result in a decrease in our short-term earnings until the additional capacity is in place, cost reductions are achieved and/or production volumes stabilize. Such manufacturing expansions, realignments and programs involve substantial planning, often require capital investments, and may result in charges for fixed asset impairments or obsolescence and substantial severance costs. We also cannot assure you that we will achieve all of the intended cost savings. Our ability to achieve cost savings and other benefits within expected time frames is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive, and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business, financial condition, and results of operations could be materially and adversely affected. In addition, downturns in the economy could potentially have a larger impact on the Company as a result of any added capacity.

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

•
legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including export controls, import and customs trade restrictions, tariffs and regulations related to the COVID-19 pandemic such as the temporary suspension of our operations in Mexico in April 2020;

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

We may record future goodwill impairment charges or other asset impairment charges which could negatively impact our future results of operations and financial condition. We have recorded significant goodwill as a result of the acquisition of RSI Home Products, Inc. (the “RSI Acquisition”), and goodwill and other acquired intangible assets represent a substantial portion of our assets. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets which we review both on an annual basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination is made that a significant impairment in value of goodwill, other intangible assets or long-lived assets has occurred, such determination could require us to impair a substantial portion of our assets. Asset impairments could have a material adverse effect on our financial condition and results of operations. See Note B -- Acquisition of RSI Home Products, Inc. for further details.

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

We typically do not enter into long-term contracts with our suppliers or sourcing partners. Instead, most raw materials and sourced goods are obtained on a “purchase order” basis. Although these components are generally obtainable in sufficient quantities from other sources, resourcing them from another supplier could take time. Financial, operating, or other difficulties encountered by our suppliers or sourcing partners or changes in our relationships with them could result in manufacturing or sourcing interruptions, delays and inefficiencies, and prevent us from manufacturing enough products to meet customer demands. As an example, in fiscal 2020, we experienced several of the adverse impacts set forth above related to a particleboard supplier as more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Particleboard Supply” herein.

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

Changes in government and industry regulatory standards could have a material adverse effect on our business, financial condition or results of operations. Government regulations pertaining to health and safety and environmental concerns continue to emerge, domestically as well as internationally, including regulations due to the COVID-19 pandemic. These regulations include the Occupational Safety and Health Administration and other worker safety regulations for the protection of employees, as well as regulations for the protection of consumers. It is necessary for us to comply with current requirements (including requirements that do not become effective until a future date), and even more stringent requirements could be imposed on our products or processes. Compliance with these regulations may require us to alter our manufacturing and installation processes and our sourcing. For example, our manufacturing locations enhanced cleaning processes, established health screening procedures, modified work centers and material flows with established social distancing practices in response to the COVID-19 pandemic in accordance with guidelines provided by the U.S. Centers for Disease Control and Prevention, as well as local and state health departments. Such actions could increase our capital expenditures and adversely impact our business, financial condition or results of operations, and our inability to effectively and timely meet such regulations could adversely impact our competitive position.

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

The Company believes that the aggregate range of estimated loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of April 30, 2020.

Item 4.        MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the Company are elected by the Board of Directors and generally hold office until the next annual election of officers. There are no family relationships between any executive officer and any other officer or director of the Company or any arrangement or understanding between any executive officer and any other person pursuant to which such officer was elected. The executive officers of the Company, as of the date of this Report, are as follows:

Name	Age	Position(s) Held During Past Five Years
S. Cary Dunston	55	Company Chairman from August 2017 to present; Company President and Chief Executive Officer from August 2015 to present; Company President and Chief Operating Officer from August 2014 to August 2015.

M. Scott Culbreth	49	Company Senior Vice President and Chief Financial Officer from February 2014 to present.

R. Perry Campbell	55
Company Senior Vice President, Sales and Commercial Operations from April 2020 to present; Company Senior Vice President of Sales and Marketing from March 2016 to April 2020; Company Senior Vice President and General Manager, New Construction from August 2013 to March 2016.

Robert J. Adams, Jr.	54
Company Senior Vice President, Value Stream Operations from August 2015 to present; Company Vice President of Value Stream Operations from September 2012 to August 2015; Company Vice President of Manufacturing and Engineering from April 2012 to September 2012.

Teresa M. May	55
Company Senior Vice President and Chief Marketing Officer from April 2020 to present; Senior Vice President and Chief Marketing Officer of Asurion from May 2018 to April 2020; Vice President of Owens Corning from March 2012 to March 2018.

PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

American Woodmark Corporation common stock is listed on The NASDAQ Global Select Market under the “AMWD” symbol.

As of June 19, 2020 there were approximately 17,000 total shareholders of the Company's common stock, including 5,000 shareholders of record and 12,000 beneficial owners whose shares are held in "street" name by securities broker-dealers or other nominees. The Company's shareholders also include approximately 50% of the Company's employees who are eligible to participate in the American Woodmark Corporation Retirement Savings Plan. The Company suspended its quarterly dividend during fiscal 2012. The determination as to the payment of future dividends will be made by the Board of Directors (the "Board") from time to time and will depend on the Company's then current financial condition, capital requirements, and results of operations, as well as any other factors then deemed relevant by the Board of Directors, and will be subject to applicable restrictions in the credit agreement governing the Company's credit facility and the indenture governing the Company's senior notes.

Stock Performance Graph

The performance graph shown below compares the percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of the Russell 2000 Index and Standard & Poor’s Household Durables Index for the period from April 30, 2015 through April 30, 2020. The graph assumes an initial investment of $100 and the reinvestment of dividends. The graph is based on historical data and is not intended to be a forecast or indication of future performance of American Woodmark common stock.

	2015	2016	2017	2018	2019	2020
American Woodmark Corporation	$100.00	$143.67	$181.26	$162.12	$172.52	$98.62
Russell 2000 Index	100.00	94.06	118.16	131.79	137.87	115.27
S&P Household Durables Index	100.00	103.51	118.87	110.36	101.4	95.17

The graph and related information above are not deemed to be "filed" with the Securities and Exchange ("SEC") for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any future filing made by us with the SEC, except to the extent that we specifically incorporate it by reference into any such filing.

Item 6.        SELECTED FINANCIAL DATA

	FISCAL YEARS ENDED APRIL 30
(Dollars in millions except per share data)	2020[1,2,3]	2019[1,2,3]	2018[1,2]	2017[2]	2016

FINANCIAL STATEMENT DATA
Net sales	$1,650.3	$1,645.3	$1,250.3	$1,030.2	$947.0
Operating income	132.3	141.7	107.7	108.2	93.2
Net income	74.9	83.7	63.1	71.2	58.7
Earnings per share:
Basic	4.43	4.84	3.80	4.38	3.61
Diluted	4.42	4.83	3.77	4.34	3.57
Depreciation and amortization expense	98.5	94.4	45.0	18.7	16.5
Total assets	1,622.8	1,529.9	1,645.3	501.3	466.4
Long-term debt, less current maturities	594.9	689.2	809.9	15.3	22.1
Total shareholders' equity	700.5	620.4	581.7	352.4	280.8
Average shares outstanding
Basic	16.9	17.3	16.6	16.3	16.3
Diluted	17.0	17.3	16.7	16.4	16.4

PERCENT OF SALES
Gross profit	19.9%	21.1%	20.4%	21.8%	21.1%
Selling, general and administrative expenses	11.9	12.4	11.8	11.3	11.2
Income before income taxes	6.1	6.7	7.6	10.6	9.7
Net income	4.5	5.1	5.1	6.9	6.2

RATIO ANALYSIS
Current ratio	2.1	2.0	2.1	3.3	3.3
Inventory turnover[4]	12.0	12.2	13.5	19.6	19.8
Collection period - days[5]	34.1	35.3	33.6	32.5	31.2
Percentage of capital (long-term debt plus equity):
Long-term debt, less current maturities	45.9%	52.6%	58.2%	4.2%	7.4%
Equity	54.1	47.4	41.8	95.8	92.6
Return on equity[6]	11.3	13.9	13.5	22.5	23.0

[1]	The fiscal 2020, 2019 and 2018 year results include twelve, twelve and four months, respectively, of RSI activity. See Note B -- Acquisition of RSI Home Products, Inc. for further details.

[2]
The Company incurred corporate business development expenses. During fiscal 2020, these expenses decreased operating income, net income and earnings per share by $0.2 million, $0.2 million and $0.01, respectively. During fiscal 2019, these expenses decreased operating income, net income and earnings per share by $2.1 million, $1.6 million and $0.09, respectively. During fiscal 2018, these expenses decreased operating income, net income and earnings per share by $12.9 million, $8.6 million and $0.51, respectively. During fiscal 2017, these expenses decreased operating income, net income and earnings per share by $2.7 million, $1.8 million and $0.11, respectively.

[3]
The Company announced a reduction in workforce in fiscal 2020 and 2019. During fiscal 2020, the net restructuring charges related to the reduction in workforce did not materially affect the financial statements. During fiscal 2019, the net restructuring charges related to the reduction in workforce decreased operating income, net income and earnings per share by $2.0 million, $1.5 million and $0.09, respectively.

[4]	Based on average beginning and ending inventory.

[5]	Based on the ratio of average monthly customer receivables to average sales per day.

[6]	Based on net income divided by average beginning and ending shareholders equity.

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain income and expense items as a percentage of net sales:

	PERCENTAGE OF NET SALES
	Fiscal Years Ended April 30
	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of sales and distribution	80.1	78.9	79.6
Gross profit	19.9	21.1	20.4
Selling and marketing expenses	5.1	5.5	6.2
General and administrative expenses	6.8	6.9	5.6
Restructuring charges, net	—	0.1	—
Operating income	8.0	8.6	8.6
Interest expense/other (income) expense	1.9	1.9	1.0
Income before income taxes	6.1	6.7	7.6
Income tax expense	1.6	1.6	2.5
Net income	4.5	5.1	5.1

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

Forward-Looking Statements

This annual report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts.  These statements may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  In most cases, the reader can identify forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “would,” “plan,” “may,” “intend,” “estimate,” “prospect,” “goal,” “will,” “predict,” “potential” or other similar words.  Forward-looking statements contained in this report, including elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements.  In addition, the Company participates in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings or deterioration in financial condition.  Factors that could cause actual results to differ materially from those in forward-looking statements made in this report include but are not limited to:

•	the impact of COVID-19 on our business, the global and U.S. economy and our customers and suppliers;

•	the loss of or a reduction in business from one or more of our key customers;

•
negative developments in the macro-economic factors that impact our performance such as the U.S. housing market, general economy, unemployment rates and consumer sentiment and the impact of such developments on our and our customers’ business, operations and access to financing;

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

Overview

American Woodmark Corporation manufactures and distributes kitchen, bath and home organization products for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors.  At April 30, 2020, the Company operated 18 manufacturing facilities in the United States and Mexico and eight primary service centers located throughout the United States.

On December 29, 2017, we completed the acquisition of RSI, a leading manufacturer of kitchen, bath and home organization products. For the fiscal years ended April 30, 2020 and 2019, the consolidated results include 12 months of RSI activity and the fiscal year ended April 30, 2018, only includes four months of RSI activity.

COVID-19

The pandemic caused by COVID-19 was first reported in Wuhan, China in December 2019 and has since spread throughout the world. Financial markets have been volatile in 2020, primarily due to uncertainty with respect to the severity and duration of the pandemic.

The pandemic has resulted in federal, state and local governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions or bans, business curtailments, school closures, and other protective measures.

All of our manufacturing facilities currently qualify as essential operations (or the equivalent) under applicable federal and state orders. Operations in our component plants in Mexico were temporarily suspended for a period of time in April 2020, however, all of our manufacturing facilities and service centers are currently open and operating. We are enforcing social distancing and enhanced health, safety and sanitization measures in accordance with guidelines from the Center for Disease Control. We have also implemented necessary procedures and support to enable a significant portion of our office personnel to work remotely.

As the spread of the virus began to be identified within the United States in March 2020, we acted by imposing travel restrictions, transitioning large meetings from in-person to virtual formats, assessing our information technology infrastructure to ensure readiness for a remote workforce, staying connected to customers, suppliers and business partners, planning for return to the workplace and making operational adjustments as needed to ensure continued safety of our workforce.

The COVID-19 pandemic impacted our business operations and financial results beginning in the fourth quarter of fiscal 2020 and continues to impact us in fiscal 2021. Although the financial impact on our overall fiscal 2020 results is limited due to the timing of the outbreak, we face numerous uncertainties in estimating the direct and indirect effects on our present and future business operations, financial condition, results of operations, and liquidity. Due to several rapidly changing variables related to the COVID-19 pandemic, we cannot reasonably estimate future economic trends and the timing of when stability will return. Refer to Item 1A. “Risk Factors” for a disclosure of risk factors related to COVID-19.

Particleboard Supply

Due to a catastrophic fire at a key Southeast supplier plant in May 2019 (fiscal 2020) and the supplier’s subsequent decision to shutter operations over the next 90-days at two additional plants, the Company experienced a temporary disruption in supply of particleboard, a key input component to the build of our cabinetry. This disruption resulted in net expense of $4.2 million during fiscal 2020. Management was successful in containing the situation as to not impact our customers.

Financial Overview

A number of general market factors impacted the Company's business in fiscal 2020, including:

•
The unemployment rate increased by 308% compared to April 2019, to 14.7% as of April 2020 according to data provided by the U.S. Department of Labor, although nearly all of the increase occurred in March and April 2020;

•	Increase in single family housing starts during the Company’s fiscal 2019 of 5%, as compared to the Company’s fiscal 2019, according to the U.S. Department of Commerce;

•	Mortgage interest rates decreased with a 30-year fixed mortgage rate of 3.31% in April 2020, a decrease of approximately 83 basis points compared to April 2019;

•	The median price of existing homes sold in the U.S. rose by 6.1% during the Company’s fiscal 2020, according to data provided by the National Association of Realtors;

•	Consumer sentiment, as reported by the University of Michigan, averaged 2.7% lower during the Company’s fiscal 2020 than in its prior fiscal year; and

•	Cabinet sales, as reported by members of the Kitchen Cabinet Manufacturers Association (KCMA), decreased by 0.1% during fiscal 2020 versus the prior fiscal year.

The Company’s largest remodeling customers and competitors continued to utilize sales promotions in the Company’s product category during fiscal 2020 to boost sales.  The Company strives to maintain its promotional levels in line with market activity, with a goal of remaining competitive. The Company experienced promotional levels during fiscal 2020 that were higher than those experienced in its prior fiscal year. Sales in the remodel channel decreased 3% during the fiscal year due to a decline in the made- to-order framed business which were partially offset by growth in the stock business.

Sales in the new construction channel increased 6% during the fiscal year due to share penetration with our builder partners and the health of the markets where we concentrated our business during fiscal 2020.

The Company increased its net sales by 0.3% during fiscal 2020, which management believes was driven primarily by growth in the builder channel which was partially offset by declines in the home center and independent dealers and distributors channels.

Gross margin for fiscal 2020 was 19.9%, a decrease from 21.1% in fiscal 2019.  The decrease in gross margin was primarily due to tariffs of $6.4 million, net cost impacts related to our particleboard supply disruption of $4.2 million, duplicate rent/move costs related to our California facility move of $2.4 million and expenses related to the temporary suspension of operations in our component plants in Mexico during April 2020.

The Company regularly considers the need for a valuation allowance against its deferred tax assets.  The Company has been profitable for the last 8 years.  As of April 30, 2020, the Company had total deferred tax assets of $46.0 million net of valuation allowance, up from $14.3 million of deferred tax assets net of valuation allowance at April 30, 2019. The increase in deferred tax assets during fiscal 2020 was primarily due to the adoption of new leasing standards. Deferred tax assets are reduced by a valuation allowance when, after considering all positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  The Company has recorded a valuation allowance related to deferred tax assets for certain state investment tax credit (“ITC”) carryforwards.  These credits expire in various years beginning in fiscal 2028.  The Company believes based on positive evidence of the housing industry improvement along with 8 consecutive years of profitability that the Company will more likely than not realize all other remaining deferred tax assets.

The Company also regularly assesses its long-lived assets to determine if any impairment has occurred.  The Company has concluded that none of its long-lived assets were impaired as of April 30, 2020.

Results of Operations

	FISCAL YEARS ENDED APRIL 30

(Dollars in thousands)	2020	2019	2018	2020 vs. 2019 PERCENT CHANGE	2019 vs. 2018 PERCENT CHANGE

Net sales	$1,650,333	$1,645,319	$1,250,274	—%	32%
Gross profit	329,186	346,473	255,403	(5)	36
Selling and marketing expenses	83,608	89,875	77,843	(7)	15
General and administrative expenses	113,334	112,917	69,855	—	62
Interest expense (income), net	29,027	35,652	13,054	(19)	173

Net Sales

Net sales for fiscal 2020 increased 0.3% to $1,650.3 million from the prior fiscal year. The Company experienced growth in the builder channel which was partially offset by declines in the home center and independent dealers and distributors channels.

Net sales for fiscal 2019 increased 32% to $1,645.3 million from the prior fiscal year. The fiscal 2019 results include eight incremental months of results from the RSI Acquisition. Excluding the impact of the RSI Acquisition, the Company experienced growth in all channels during fiscal 2019 versus the comparable prior year period.

Gross Profit

Gross profit as a percentage of sales decreased to 19.9% in fiscal 2020 as compared with 21.1% in fiscal 2019. The decrease in gross profit margin was primarily due to tariffs of $6.4 million, net cost impacts related to our particleboard supply disruption of $4.2 million, duplicate rent/move costs related to our California facility move of $2.4 million and expenses related to the temporary suspension of operations in our component plants in Mexico in April 2020.

Gross profit as a percentage of sales increased to 21.1% in fiscal 2019 as compared with 20.4% in fiscal 2018. The increase in gross profit margin was due primarily to higher sales volumes, price, mix and overhead cost leverage due to higher volumes. These favorable impacts were partially offset by higher transportation costs, newly enacted tariffs and raw material inflation.

Selling and Marketing Expenses

Selling and marketing expenses in fiscal 2020 were 5.1% of net sales, compared with 5.5% of net sales in fiscal 2019.  Selling and marketing costs decreased by 7% despite a 0.3% increase in net sales.  The improvement in the percentage of selling and marketing costs in relation to net sales was due to lower displays and incentive costs.

Selling and marketing expenses in fiscal 2019 were 5.5% of net sales, compared with 6.2% of net sales in fiscal 2018.  Selling and marketing costs increased by only 15% despite a 32% increase in net sales.  The improvement in the percentage of selling and marketing costs in relation to net sales was due to favorable leverage from increased sales and on-going expense control.

General and Administrative Expenses

General and administrative expenses increased by $0.4 million or 0.4% during fiscal 2020 versus the prior fiscal year. General and administrative costs decreased to 6.8% of net sales in fiscal 2020 compared with 6.9% of net sales in fiscal 2019.

General and administrative expenses increased by $43.1 million or 62% during fiscal 2019 versus the prior fiscal year. The increase was related to intangible amortization and higher compensation incentive costs. General and administrative costs increased to 6.9% of net sales in fiscal 2019 compared with 5.6% of net sales in fiscal 2018.

Effective Income Tax Rates

The Company generated pre-tax income of $100.5 million during fiscal 2020.  The Company’s effective tax rate increased from 24.5% in fiscal 2019 to 25.5% in fiscal 2020 primarily due to the benefit from the Tax Cuts and Jobs Act of 2017 (H.R. 1) (the “Tax Act”) that was recognized in fiscal 2019.  The higher effective tax rate was primarily due to lower federal income tax credits. The Company’s effective tax rate decreased from 33.4% in fiscal 2018 to 24.5% in fiscal 2019. The lower effective tax rate in fiscal 2019 was primarily due to the overall benefit from the reduction in the tax rate enacted in connection with the Tax Act.

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

We define EBITDA as net income adjusted to exclude (1) income tax expense, (2) interest (income) expense, net, (3) depreciation and amortization expense and (4) amortization of customer relationship intangibles and trademarks. We define Adjusted EBITDA as EBITDA adjusted to exclude (1) expenses related to the RSI Acquisition and the subsequent restructuring charges that the Company incurred related to the acquisition, (2) inventory step-up amortization due to the increase in the fair value of inventory acquired through the RSI Acquisition, (3) non-recurring restructuring charges, (4) net gain on debt forgiveness and modification, (5) stock-based compensation expense, (6) gain/loss on asset disposals and (7) change in fair value of foreign exchange forward contracts. We believe Adjusted EBITDA, when presented in conjunction with comparable GAAP measures, is useful for investors because management uses Adjusted EBITDA in evaluating the performance of our business.

We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales.

Adjusted EPS per diluted share

We use Adjusted EPS per diluted share in evaluating the performance of our business and profitability. Management believes that this measure provides useful information to investors by offering additional ways of viewing the Company’s results by providing an indication of performance and profitability excluding the impact of unusual and/or non-cash items. We define Adjusted EPS per diluted share as diluted earnings per share excluding the per share impact of (1) expenses related to the RSI Acquisition and the subsequent restructuring charges that the Company incurred related to the acquisition, (2) inventory step-up amortization due to the increase in the fair value of inventory acquired through the RSI Acquisition, (3) non-recurring restructuring charges, (4) the amortization of customer relationship intangibles and trademarks, (5) net gain on debt forgiveness and modification and (6) the tax benefit of RSI Acquisition expenses and subsequent restructuring charges, the net gain on debt forgiveness and modification and the amortization of customer relationship intangibles and trademarks. The amortization of intangible assets is driven by the RSI Acquisition and will recur in future periods. Management has determined that excluding amortization of intangible assets from our definition of Adjusted EPS per diluted share will better help it evaluate the performance of our business and profitability and we have also received similar feedback from some of our investors regarding the same. During the fourth quarter of fiscal

2020, management determined that adding non-recurring restructuring charges was an appropriate adjustment due to their non-recurring nature.

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

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth in the following tables:

Reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin

	FISCAL YEARS ENDED APRIL 30,
(Dollars in thousands)	2020	2019	2018

Net income (GAAP)	$74,861	$83,688	$63,141
Add back:
Income tax expense	25,687	27,200	31,619
Interest expense, net	29,027	35,652	13,054
Depreciation and amortization expense	49,513	45,446	28,671
Amortization of customer relationship intangibles and trademarks	49,000	49,000	16,333
EBITDA (Non-GAAP)	$228,088	$240,986	$152,818
Add back:
Acquisition and restructuring related expenses (1)	221	4,118	12,902
Inventory step-up amortization (2)	—	—	6,334
Change in fair value of foreign exchange forward contracts (3)	1,102	—	—
Net gain on debt forgiveness and modification (4)	—	(5,266)	—
Stock-based compensation expense	3,989	3,040	3,097
Loss on asset disposal	2,629	1,973	615
Adjusted EBITDA (Non-GAAP)	$236,029	$244,851	$175,766

Net Sales	$1,650,333	$1,645,319	$1,250,274
Adjusted EBITDA margin (Non-GAAP)	14.3%	14.9%	14.1%

(1) Acquisition and restructuring related expenses are comprised of expenses related to the RSI Acquisition, the subsequent restructuring charges that the Company incurred related to the acquisition and restructuring charges incurred related to COVID-19.
(2) The inventory step-amortization is the increase in the fair value of inventory acquired through the RSI Acquisition that was fully expensed when the inventory was sold in the quarter ended January 31, 2018.
(3) In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange rates. The Company manages these risks through the use of foreign exchange forward contracts. The changes in the fair value of the forward contracts are recorded in other expense (income) in the operating results.
(4) The Company had loans and interest forgiven relating to four separate economic development loans totaling $5.5 million for fiscal year 2019 and the Company incurred $0.3 million in loan modification expense with an amendment to the credit agreement during fiscal year 2019.

A reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin as projected for fiscal 2021 is not provided because we do not forecast net income as we cannot, without unreasonable effort, estimate or predict with certainty various components of net income.

Adjusted EPS per diluted share

	FISCAL YEARS ENDED APRIL 30,
(Dollars in thousands, except share and per share data)	2020	2019	2018

Net income (GAAP)	$74,861	$83,688	$63,141
Add back:
Acquisition and restructuring related expenses	221	4,118	12,902
Amortization of intangibles	49,000	49,000	16,333
Inventory step-up amortization	—	—	6,334
Net gain on debt forgiveness and modification	—	(5,266)	—
Tax benefit of add backs	(12,305)	(11,824)	(10,970)
Adjusted net income (Non-GAAP)	$111,777	$119,716	$87,740

Weighted average diluted shares	16,952,480	17,330,419	16,744,705
Adjusted EPS per diluted share (Non-GAAP)	$6.59	$6.91	$5.24
EPS per diluted share (GAAP)	$4.42	$4.83	$3.77

Free cash flow

	FISCAL YEARS ENDED APRIL 30,
(Dollars in thousands)	2020	2019	2018

Cash provided by operating activities	$177,542	$190,845	$86,775
Less: capital expenditures (1)	40,739	39,385	49,893
Free cash flow	$136,803	$151,460	$36,882
(1) Capital expenditures consist of cash payments for property, plant and equipment and cash payments for investments in displays.

Outlook for Fiscal 2021

The impact on our fiscal 2021 financial results from the COVID-19 pandemic are uncertain.  The Company’s net sales were down 2% during the fourth quarter of fiscal 2020 but we expect net sales for the first quarter of fiscal 2021 to be down approximately high single-digit to low double-digit versus the prior year period which will negatively impact Net Income and Adjusted EBITDA.  This trend could continue until the pandemic subsides and macro-economic factors improve.   The Company has taken actions to improve its cash position and as of April 30, 2020 had $97.1 million of cash on hand and access to $94.3 million of additional availability under its revolver.  As of May 31, 2020, our cash position has further improved to $107.4 million. We will continue to monitor the situation closely and may implement further measures to provide additional financial flexibility as we work to protect our cash position and liquidity.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $97.1 million at April 30, 2020, representing a $39.4 million increase from its April 30, 2019 levels.  At April 30, 2020, total long-term debt (including current maturities) was $597.1 million, a decrease of $94.4 million from its balance at April 30, 2019.  The Company’s ratio of long-term debt to total capital was 45.9% at April 30, 2020, compared with 52.6% at April 30, 2019.  The Company’s main source of liquidity is its cash and cash equivalents on hand and cash generated from its operating activities.

The Company can also borrow up to $100 million under the Revolving Facility. Approximately $94.3 million was available under this facility as of April 30, 2020.

The RSI Acquisition significantly affected the Company’s financial condition, liquidity and cash flow. See Note B -- Acquisition of RSI Home Products, Inc. (the “RSI Acquisition”) for a table detailing the purchase price. The Company borrowed $250 million under the Initial Term Loan on December 29, 2017 in connection with the closing of the RSI Acquisition and borrowed an additional $250 million under the Delayed Draw Term Loan on February 12, 2018 in connection with the refinancing of the RSI Notes. Amounts outstanding under the Credit Facilities bear interest based on a fluctuating rate measured by reference to either, at the Company’s option, a base rate plus an applicable margin or LIBOR plus an applicable margin, with the applicable margin being determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” As of April 30, 2020, the applicable margin with respect to base rate loans and LIBOR loans was 0.50% and 1.50%, respectively, and the commitment fee was 0.175%.

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

OPERATING ACTIVITIES

Cash provided by operating activities in fiscal 2020 was $177.5 million, compared with $190.8 million in fiscal 2019.  The decrease in the Company’s cash from operating activities was driven primarily by a decrease in net income and decreased cash flows from income taxes receivable and accrued compensation and related expenses, which was partially offset by an increase in cash flows from customer receivables and accrued marketing expenses.

Cash provided by operating activities in fiscal 2019 was $190.8 million, compared with $86.8 million in fiscal 2018.  The increase in the Company’s cash from operating activities was driven primarily by an increase in net income excluding non-cash items (primarily depreciation and amortization), lower pension contributions in excess of expense and a decrease in customer receivables which was partially offset by an increase in inventories and other accrued expenses.

On November 28, 2018, the Board approved up to $5.0 million of discretionary funding to reduce its defined benefit pension liabilities. The Company made aggregate contributions of $7.3 million to its pension plans during fiscal 2019, including the $5.0 million of discretionary funding. The Company made contributions of $0.5 million to its pension plans during fiscal 2020.

On August 24, 2017, the Board approved up to $13.6 million of discretionary funding to reduce its defined benefit pension liabilities. The Company made aggregate contributions of $19.3 million to its pension plans during fiscal 2018, including the $13.6 million of discretionary funding.

INVESTING ACTIVITIES

The Company’s investing activities primarily consist of capital expenditures and investments in promotional displays. Net cash used by investing activities in fiscal 2020 was $38.9 million, compared with $37.9 million in fiscal 2019 and $44.3 million in fiscal 2018. Investments in property, plant and equipment for fiscal 2020 were $31.7 million, compared with $32.1 million in fiscal 2019 and $47.6 million in fiscal 2018. Investments in promotional displays were $9.1 million in fiscal 2020, compared with $7.3 million in fiscal 2019 and $2.3 million in fiscal 2018.

On November 30, 2016 the Board approved the construction of a new corporate headquarters in Winchester, Virginia. The new space has consolidated employees that previously occupied four buildings in Winchester, Virginia and Frederick County, Virginia, during the fourth quarter of fiscal 2018. During fiscal 2020, 2019 and 2018, approximately $0.6 million, $6.7 million and $21.1 million, respectively, was spent related to the new corporate headquarters.

FINANCING ACTIVITIES

The Company realized a net outflow of $99.2 million from financing activities in fiscal 2020 compared with a net outflow of $173.7 million in fiscal 2019, and a net outflow of $141.0 million in fiscal 2018.  During fiscal 2020, $98.5 million was used to repay long-term debt, compared with approximately $122.2 million in fiscal 2019 and $96.6 million in fiscal 2018.

Under a stock repurchase authorization approved by its Board on November 30, 2016, the Company was authorized to purchase up to $50 million of the Company's common shares. The Board suspended the Company's stock repurchase program in conjunction with the RSI Acquisition. On August 23, 2018, the Board reinstated the program. On November 28, 2018, the Board authorized an additional stock repurchase program of up to $14 million of the Company's common shares. This authorization is in addition to the stock repurchase program authorized on November 30, 2016. The Company funded share repurchases using available cash and cash generated from operations. Repurchased shares became authorized but unissued common shares. At April 30, 2019, no funds remained from the amounts authorized by the Board to repurchase the Company’s common shares. On August 22, 2019, the Board authorized a stock repurchase program of up to $50 million of the Company's common shares. The Company did not repurchase any of its shares during the fiscal year ended April 30, 2020. The Company repurchased $50.0 million during fiscal 2019 and $29.0 million during fiscal 2018.

Cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations and fund capital expenditures for fiscal 2021.

The timing of the Company’s contractual obligations (excluding interest) as of April 30, 2020 is summarized in the table below:

	FISCAL YEARS ENDED APRIL 30

(in thousands)	Total Amounts	2021	2022-2023	2024-2025	2026 and Thereafter

Term Loans	$244,000	$—	$244,000	$—	$—
The Senior Notes	350,000	—	—	—	350,000
Capital lease obligations	5,687	2,216	2,303	1,098	70
Other long-term debt	6,659	—	46	509	6,104
Operating lease obligations	154,272	24,071	40,756	33,836	55,609

Total	$760,618	$26,287	$287,105	$35,443	$411,783

SEASONALITY

Our business has been subject to seasonal influences, with higher sales typically realized in our first and fourth fiscal quarters, although sales were down in the fourth quarter of fiscal 2020 and we expect sales to be down in the first quarter of fiscal 2021 due to the COVID-19 pandemic. General economic forces and changes in our customer mix have reduced seasonal fluctuations in revenue over the past few years. The costs of the Company’s products are subject to inflationary pressures and commodity price fluctuations. The Company has generally been able over time to recover the effects of inflation and commodity price fluctuations through sales price increases.

For additional discussion of risks that could affect the Company and its business, see “Forward-Looking Statements” above, as well as Item 1A. “Risk Factors” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2020 and 2019, the Company had no off-balance sheet arrangements.

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

The Company recognizes revenue based on the invoice price less allowances for sales returns, cash discounts and other deductions as required under U.S. Generally Accepted Accounting Principles ("GAAP"). Collection is reasonably assured as determined through an analysis of accounts receivable data, including historical product returns and the evaluation of each customer’s ability to pay. Allowances for sales returns are based on the historical relationship between shipments and returns. The Company believes that its historical experience is an accurate reflection of future returns.

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

Pensions.  Prior to April 30, 2020, the Company had two non-contributory defined benefit pension plans covering many of the Company’s employees hired prior to April 30, 2012. Effective April 30, 2012, the Company froze all future benefit accruals under the Company’s hourly and salaried defined benefit pension plans. Effective April 30, 2020, these plans were merged into one plan.

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

The following is a summary of the potential impact of a hypothetical 1% change in actuarial assumptions for the discount rate, expected return on plan assets and consumer price index:

(in millions)	IMPACT OF 1% INCREASE	IMPACT OF 1% DECREASE
(decrease) increase

Effect on annual pension expense	$(1.7)	$1.5

Effect on projected pension benefit obligation	$(24.7)	$31.3

Pension expense for fiscal 2020 and the assumptions used in that calculation are presented in Note J of the Consolidated Financial Statements.  At April 30, 2020, the weighted average discount rate was 3.16% compared with 4.02% at April 30, 2019. The expected return on plan assets was 5.0% for the year ended April 30, 2020 and 5.5% for the year ended April 30, 2019. The rate of compensation increase is not applicable for periods beyond April 30, 2012 because the Company froze its pension plans as of that date.

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

The Company strives to balance expected long-term returns and short-term volatility of pension plan assets. Favorable and unfavorable differences between the assumed and actual returns on plan assets are generally amortized over a period no longer than the average life expectancy of the plans’ active participants. The actual rates of return on plan assets realized, net of investment manager fees, were 15.6%, 7.0% and 3.5% for fiscal 2020, 2019 and 2018, respectively.

The fair value of plan assets at April 30, 2020 was $190.7 million compared with $169.5 million at April 30, 2019. The Company’s projected benefit obligation exceeded plan assets by $0.4 million in fiscal 2020 and the plan assets exceeded the projected benefit obligation by $0.7 million in fiscal 2019. The $1.1 million increase in the Company’s unfunded position during fiscal 2020 was primarily driven by the decrease in the discount rate from 4.02% to 3.16%, partially offset by better than assumed asset returns.  The Company expects its pension benefit to increase from $0.7 million in fiscal 2020 to $2.0 million in fiscal 2021, due primarily to asset returns, partially offset by a decrease in the expected long-term rate of return from 5.0% to 4.5%. The Company does not expect to contribute to its pension plans in fiscal 2021.  The Company made contributions of $0.5 million to its pension plans in fiscal 2020.

Goodwill.  Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In accordance with the accounting standards, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. There were no impairment charges related to goodwill for the fiscal years ended 2020 and 2019.

Other Intangible Assets. Other intangible assets consist of customer relationship intangibles and trademarks. The Company amortizes the cost of other intangible assets over their estimated useful lives, which range from three to six years, unless such lives are deemed indefinite. The Company reviews its intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges related to other intangible assets for the fiscal years ended 2020 and 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (the "FASB") issued a new standard for leases, ASC 842, which requires lessees to recognize almost all leases on their balance sheet as a right-of-use ("ROU") asset and lease liability. The standard is effective for annual periods beginning after December 15, 2018. The standard provides for the option to elect a package of practical expedients upon adoption. The Company adopted the standard on May 1, 2019 using the modified retrospective transition approach and elected the package of practical expedients that allows it to forgo reassessment of lease classification for leases that have already commenced. The Company also elected the practical expedients to the new standard without restating comparative prior period financial information and to not recognize ROU assets and liabilities for operating leases with shorter than 12-month terms. On May 1, 2019, the Company recognized operating lease assets and operating lease liabilities of $80.4 million. The new standard did not have a material impact on the Company's results of operations, cash flows or opening retained earnings, or on its debt covenant calculations. ASC 842 also requires entities to disclose certain qualitative and quantitative information regarding the amount, timing, and uncertainty of cash flows arising from leases. Such disclosures are included in Note O--Leases.

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which modifies the methodology for recognizing loss impairments on certain types of financial instruments, including receivables. The new methodology requires an entity to estimate the credit losses expected over the life of an exposure. ASU 2016-13 is effective for the Company beginning May 1, 2020. This standard will impact the valuation of credit losses relating to receivables, however, we do not expect the standard to have a material impact on financial position or results of operations.

In December 2019, the FASB issued ASU No.  2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intraperiod tax allocations and calculating income taxes in interim periods. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company beginning May 1, 2021. Early adoption is permitted. The Company is currently reviewing the provisions of this new pronouncement and the impact, if any, the adoption of this guidance may have on financial position and results of operations.

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022 and can be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company has identified loans and other financial instruments that are directly or indirectly influenced by LIBOR and does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

 Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The costs of the Company’s products are subject to inflationary pressures and commodity price fluctuations.  The Company has generally been able, over time, to recover the effects of inflation and commodity price fluctuations through sales price increases.

Our revolving credit facility, initial term loan facility and delayed draw term loan facility, include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of April 30, 2020 would increase our annual interest expense by approximately $2.4 million.

The Company does not currently use commodity or interest rate derivatives or similar financial instruments to manage its commodity price or interest rate risks.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	APRIL 30
(in thousands, except share and per share data)	2020	2019

ASSETS
Current Assets
Cash and cash equivalents	$97,059	$57,656
Investments - certificates of deposit	—	1,500
Customer receivables, net	106,344	125,901
Inventories	111,836	108,528
Income taxes receivable	—	1,009
Prepaid expenses and other	9,933	11,441
Total Current Assets	325,172	306,035

Property, plant and equipment, net	203,824	208,263
Operating lease right-of-use assets	127,668	—
Customer relationships intangibles, net	167,444	213,111
Trademarks, net	2,222	5,555
Goodwill, net	767,612	767,612
Promotional displays, net	13,966	13,058
Deferred income taxes	915	773
Other assets	13,983	15,524
TOTAL ASSETS	$1,622,806	$1,529,931

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$56,342	$61,277
Current maturities of long-term debt	2,216	2,286
Short-term lease liability - operating	18,896	—
Accrued compensation and related expenses	49,064	54,906
Accrued marketing expenses	12,361	12,979
Other accrued expenses	16,727	18,142
Total Current Liabilities	155,606	149,590

Long-term debt, less current maturities	594,921	689,205
Deferred income taxes	52,935	64,749
Long-term lease liability - operating	112,454	—
Other long-term liabilities	6,352	6,034

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at April 30, 2020: 16,926,537, at April 30, 2019: 16,849,026	359,430	352,424
Retained earnings	392,281	317,420
Accumulated other comprehensive loss - Defined benefit pension plans	(51,173)	(49,491)
Total Shareholders' Equity	700,538	620,353
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,622,806	$1,529,931
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	FISCAL YEARS ENDED APRIL 30
(in thousands, except per share data)	2020	2019	2018

Net sales	$1,650,333	$1,645,319	$1,250,274
Cost of sales and distribution	1,321,147	1,298,846	994,871
Gross Profit	329,186	346,473	255,403

Selling and marketing expenses	83,608	89,875	77,843
General and administrative expenses	113,334	112,917	69,855
Restructuring charges, net	(18)	1,987	—
Operating Income	132,262	141,694	107,705

Interest expense, net	29,027	35,652	13,054
Other (income) expense, net	2,687	(4,846)	(109)
Income Before Income Taxes	100,548	110,888	94,760

Income tax expense	25,687	27,200	31,619

Net Income	$74,861	$83,688	$63,141

SHARE INFORMATION
Earnings per share
Basic	$4.43	$4.84	$3.80
Diluted	$4.42	$4.83	$3.77

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2020	2019	2018

Net income	$74,861	$83,688	$63,141

Other comprehensive income (loss) net of tax:
Change in pension benefits, net of deferred taxes
of $(573), $190, and $50 respectively	(1,682)	(422)	88

Total Comprehensive Income	$73,179	$83,266	$63,229

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	LOSS	EQUITY
Balance, May 1, 2017	16,232,775	$168,835	$224,031	$(40,417)	$352,449

Net income	—	—	63,141	—	63,141
Adoption of ASU 2018-02	—	—	8,740	(8,740)	—
Other comprehensive income, net of tax	—	—	—	88	88
Stock-based compensation	—	3,097	—	—	3,097
Exercise of stock-based compensation awards, net of amounts withheld for taxes	86,927	(1,513)	—	—	(1,513)
Stock issuance related to acquisition	1,457,568	189,849	—	—	189,849
Stock repurchases	(309,612)	(2,664)	(26,336)	—	(29,000)
Employee benefit plan contributions	36,264	3,554	—	—	3,554
Balance, April 30, 2018	17,503,922	$361,158	$269,576	$(49,069)	$581,665

Net income	—	—	83,688	—	83,688
Other comprehensive income, net of tax	—	—	—	(422)	(422)
Stock-based compensation	—	3,040	—	—	3,040
Exercise of stock-based compensation awards, net of amounts withheld for taxes	48,928	(1,241)	—	—	(1,241)
Stock repurchases	(745,232)	(14,156)	(35,844)	—	(50,000)
Employee benefit plan contributions	41,408	3,623	—	—	3,623
Balance, April 30, 2019	16,849,026	$352,424	$317,420	$(49,491)	$620,353

Net income	—	—	74,861	—	74,861
Other comprehensive loss, net of tax	—	—	—	(1,682)	(1,682)
Stock-based compensation	—	3,989	—	—	3,989
Exercise of stock-based compensation awards, net of amounts withheld for taxes	31,790	(755)	—	—	(755)
Employee benefit plan contributions	45,721	3,772	—	—	3,772
Balance, April 30, 2020	16,926,537	$359,430	$392,281	$(51,173)	$700,538

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2020	2019	2018

OPERATING ACTIVITIES
Net income	$74,861	$83,688	$63,141
Adjustments to reconcile net income to net cash and
cash equivalents provided by operating activities:
Depreciation and amortization	98,513	94,446	45,004
Net loss on disposal of property, plant and equipment	2,629	1,973	615
Reduction in carrying amount of operating lease right-of-use assets	25,405	—	—
Amortization of debt issuance costs	2,603	2,724	—
Unrealized loss on foreign exchange forward contracts	1,102	—	—
Loss on extinguishment of debt	—	—	257
Gain on insurance recoveries	—	(580)	—
Stock-based compensation expense	3,989	3,040	3,097
Deferred income taxes	(11,499)	(7,805)	21,404
Pension contributions in excess of expense	(1,130)	(7,875)	(20,928)
Net gain on debt forgiveness and modification	—	(5,266)	—
Contributions of employer stock to employee benefit plan	3,772	3,623	3,554
Other non-cash items	672	916	14
Changes in operating assets and liabilities (net of acquired assets and liabilities):
Customer receivables	21,018	9,719	(18,786)
Inventories	(4,486)	(4,852)	2,802
Income taxes receivable	1,162	26,357	(7,295)
Prepaid expenses and other assets	(3,165)	(5,172)	(7,492)
Accounts payable	(6,237)	(4,775)	(858)
Accrued compensation and related expenses	(5,843)	6,225	(2,525)
Operating lease liabilities	(22,595)	—	—
Marketing and other accrued expenses	(3,229)	(5,541)	4,771
Net Cash Provided by Operating Activities	177,542	190,845	86,775

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(31,670)	(32,128)	(47,590)
Proceeds from sales of property, plant and equipment	323	64	27
Proceeds from insurance recoveries	—	580	—
Acquisition of business, net of cash acquired	—	(7,182)	(57,200)
Purchases of certificates of deposit	—	—	(25,000)
Maturities of certificates of deposit	1,500	8,000	87,750
Investment in promotional displays	(9,069)	(7,257)	(2,303)
Net Cash Used by Investing Activities	(38,916)	(37,923)	(44,316)

FINANCING ACTIVITIES
Payments of long-term debt	(98,468)	(122,205)	(96,572)
Proceeds from long-term debt	—	—	734

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2020	2019	2018

Proceeds from issuance of common stock and other	295	500	1,289
Repurchase of common stock	—	(50,000)	(29,000)
Withholding of employee taxes related to stock-based compensation	(1,050)	(1,739)	(2,803)
Debt issuance cost	—	(232)	(14,675)
Net Cash Used by Financing Activities	(99,223)	(173,676)	(141,027)

Net (Decrease) Increase in Cash and Cash Equivalents	39,403	(20,754)	(98,568)

Cash and Cash Equivalents, Beginning of Year	57,656	78,410	176,978

Cash and Cash Equivalents, End of Year	$97,059	$57,656	$78,410

Supplemental cash flow information:
Non-cash investing and financing activities:
Long-term debt related to funding acquisition	$—	$—	$300,000
Long-term debt issued to satisfy outstanding debt	$—	$—	$600,000
Long-term debt satisfied from issuance of debt	$—	$—	$(602,750)
Stock issuance in connection with acquisition	$—	$—	$189,849
Property, plant and equipment	$1,303	$1,331	$5,530
Net other assets and liabilities related to acquisition	$—	$—	$7,169

Cash paid during the period for:
Interest	$27,654	$35,908	$5,919
Income taxes	$36,154	$22,035	$18,219

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

Revenue Recognition:  Our principal performance obligations are the sale of kitchen, bath and home organization products. The Company recognizes revenue as control of our products is transferred to our customers, which is at the time of shipment or upon delivery based on the contractual terms with our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods to our customers. Payment terms on our product sales normally range from 30 to 90 days. Taxes assessed by a governmental authority that we collect are excluded from revenue. The expected costs associated with our contractual warranties are recognized as expense when the products are sold. See Note L--Commitments and Contingencies for further discussion.

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

Advertising Costs:  Advertising costs are expensed as incurred. Advertising expenses for fiscal years 2020, 2019 and 2018 were $33.9 million, $38.9 million and $40.1 million, respectively.

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

Property, Plant and Equipment:  Property, plant and equipment is stated on the basis of cost less accumulated depreciation. Depreciation is provided by the straight-line method over the estimated useful lives of the related assets, which range from 15 to 30 years for buildings and improvements and 3 to 12 years for machinery and equipment. Assets under financing leases are amortized over the shorter of their estimated useful lives or the term of the related lease.

 Impairment of Long-Lived Assets:  The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal years 2020, 2019 and 2018, the Company concluded no impairment existed.

Goodwill: Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In accordance with the accounting standards, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not impaired, the entity is not required to take further action. However, if an entity concludes otherwise, it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. During fiscal years 2020, 2019 and 2018, the Company concluded no impairment existed.

Other Intangible Assets: Intangible assets consist of customer relationship intangibles and trademarks. The Company amortizes the cost of other intangible assets over their estimated useful lives, which range from three to six years, unless such lives are deemed indefinite. The Company reviews its intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal years 2020, 2019 and 2018, the Company concluded no impairment existed.

Promotional Displays:  The Company invests in promotional displays in retail stores to demonstrate product features, product and quality specifications and to serve as a training tool for retail kitchen designers. The Company invests in these long-lived productive assets to provide the aforementioned benefits. The Company's investment in promotional displays is carried at cost less applicable amortization. Amortization is provided by the straight-line method on an individual display basis over periods of 24 to 60 months (the estimated period of benefit). Promotional display amortization expense for fiscal years 2020, 2019 and 2018 was $8.2 million, $6.4 million and $4.5 million, respectively, and is included in selling and marketing expenses.

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

Pensions:  The Company has one non-contributory defined benefit pension plan covering many of the Company’s employees hired before April 30, 2012.  As of April 30, 2020, the Company's two non-contributory defined benefit pension plans were merged into one plan. Both defined benefit pension plans were frozen effective April 30, 2012.  The Company recognizes the overfunded or underfunded status of its defined benefit pension plans, measured as the difference between the fair value of plan assets and the benefit obligation, in its consolidated balance sheets. The Company also recognizes the actuarial gains and losses and the prior service costs, credits and transition costs as a component of other comprehensive income (loss), net of tax.

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

Self Insurance: The Company is self-insured for certain costs related to employee medical coverage, workers’ compensation liability, general liability, auto liability and property insurance. The Company maintains stop-loss coverage with third-party insurers to limit total exposure. The Company establishes a liability at each balance sheet date based on estimates for a variety of factors that influence the Company’s ultimate cost. In the event that actual experience is substantially different from the estimates, the financial results for the period could be adversely affected. The Company believes that the methodologies used to estimate insurance liabilities are an accurate reflection of the liabilities as of the date of the consolidated balance sheets.

Foreign Exchange Forward Contracts: In the normal course of business, the Company is subject to risk from adverse fluctuations in foreign exchange rates. The Company manages these risks through the use of foreign exchange forward contracts. The Company recognizes its outstanding forward contracts in the consolidated balance sheets at their fair values. The Company does not designate the forward contracts as accounting hedges. The changes in the fair value of the forward contracts are recorded in other (income) expense, net in the consolidated statements of income.

At April 30, 2020, the Company held forward contracts maturing from May 2020 to April 2021 to purchase 327.0 million Mexican pesos at exchange rates ranging from 22.18 to 23.42 Mexican pesos to one U.S. dollar. A liability of $1.1 million is recorded in other accrued expenses on the consolidated balance sheets.

Recent Accounting Pronouncements:  In February 2016, the Financial Accounting Standards Board (the "FASB") issued a new standard for leases, ASC 842, which requires lessees to recognize almost all leases on their balance sheet as a right-of-use ("ROU") asset and lease liability. The standard is effective for annual periods beginning after December 15, 2018. The standard provides for the option to elect a package of practical expedients upon adoption. The Company adopted the standard on May 1, 2019 using the modified retrospective transition approach and elected the package of practical expedients that allows it to forgo reassessment of lease classification for leases that have already commenced. The Company also elected the practical expedients to the new standard without restating comparative prior period financial information and to not recognize ROU assets and liabilities for operating leases with shorter than 12-month terms. On May 1, 2019, the Company recognized operating lease assets and operating lease liabilities of $80.4 million. The new standard did not have a material impact on the Company's results of operations, cash flows or opening retained earnings, or on its debt covenant calculations. ASC 842 also requires entities to disclose certain qualitative and quantitative information regarding the amount, timing, and uncertainty of cash flows arising from leases. Such disclosures are included in Note O--Leases.

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which modifies the methodology for recognizing loss impairments on certain types of financial instruments, including receivables. The new methodology requires an entity to estimate the credit losses expected over the life of an exposure. ASU 2016-13 is effective for the Company beginning May 1, 2020. This standard will impact the valuation of credit losses relating to receivables, however, we do not expect the standard to have a material impact on financial position or results of operations.

In December 2019, the FASB issued ASU No.  2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intraperiod tax allocations and calculating income taxes in interim periods. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company beginning May 1, 2021. Early adoption is permitted. The Company is currently reviewing the provisions of this new pronouncement and the impact, if any, the adoption of this guidance may have on financial position and results of operations.

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022 and can be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company has identified loans and other financial instruments that are directly or indirectly influenced by LIBOR and does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

Use of Estimates:  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during each reporting period. Actual results could differ from those estimates.

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

Allocation of Purchase Price to Assets Acquired and Liabilities Assumed

As consideration for the RSI Acquisition, American Woodmark paid total consideration of $554.2 million inclusive of a working capital adjustment including cash consideration of $364.4 million, net of cash acquired, and 1,457,568 newly issued shares of American Woodmark common stock valued at $189.8 million based on $130.25 per share, which was the closing stock price on the Acquisition Date.

The Company accounted for the RSI Acquisition as a business combination, which requires the Company to record the assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of net assets acquired is recorded as goodwill.

The following table summarizes the allocation of the purchase price as of the Acquisition Date, which is based on the consideration of $554.2 million, to the estimated fair value of assets acquired and liabilities assumed (in thousands):

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

The purchase price allocation resulted in the recognition of $767.6 million of goodwill, which is not amortizable for tax purposes. The goodwill recognized is attributable to expected revenue synergies generated by the integration of the Company’s products with RSI's, cost synergies resulting from purchasing and manufacturing activities, and intangible assets that do not qualify for separate recognition, such as the assembled workforce of RSI.

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

Supplemental Pro Forma Financial Information (unaudited)

The following table presents summarized unaudited pro forma financial information as if RSI had been included in the Company’s financial results for the entire fiscal year ended April 30, 2018:

FISCAL YEAR ENDED
(in thousands)	APRIL 30, 2018
Net Sales	$1,613,663
Net Income (1)	$67,388
Net earnings per share - basic	$3.83
Net earnings per share - diluted	$3.80
(1) Includes stock compensation expense of $17.5 million for the fiscal year ended April 30, 2018 calculated under the intrinsic value method in measuring stock-based liability awards related to stock-based grants made by RSI prior to the RSI Acquisition.

The unaudited supplemental pro forma financial data above assumes the RSI Acquisition occurred on May 1, 2016 and has been calculated after applying the Company’s accounting policies and adjusting the historical results of RSI with pro forma adjustments, net of a statutory tax rate of 34.4% for the fiscal year ended April 30, 2018. Significant pro forma adjustments include the recognition of additional amortization expense of $20.0 million for the fiscal year ended April 30, 2018, related to acquired intangible assets (net of historical amortization expense of RSI) and additional net interest expense of $2.4 million for the fiscal year ended April 30, 2018, related to the $300 million borrowed under the Credit Agreement to finance the acquisition. Transaction expenses, net of tax, of $8.5 million for the fiscal year ended April 30, 2018, and inventory fair value step-up expense, net of tax of $4.1 million for the fiscal year ended April 30, 2018 were also excluded from net income.

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

Note C -- Customer Receivables

The components of customer receivables were:

	APRIL 30
(in thousands)	2020	2019
Gross customer receivables	$112,528	$132,145
Less:
Allowance for doubtful accounts	(472)	(249)
Allowance for returns and discounts	(5,712)	(5,995)

Net customer receivables	$106,344	$125,901

Note D -- Inventories

The components of inventories were:

	APRIL 30
(in thousands)	2020	2019
Raw materials	$51,460	$46,054
Work-in-process	42,381	43,794
Finished goods	32,572	34,873

Total FIFO inventories	126,413	124,721
Reserve to adjust inventories to LIFO value	(14,577)	(16,193)

Total inventories	$111,836	$108,528

Of the total inventory of $111.8 million, $66.0 million is carried under the FIFO method and $45.8 is carried under the LIFO method of accounting as of April 30, 2020. Of the total inventory of $108.5 million, $58.6 million is carried under the FIFO method and $49.9 million is carried under the LIFO method of accounting as of April 30, 2019.

Note E -- Property, Plant and Equipment

The components of property, plant and equipment were:

	APRIL 30
(in thousands)	2020	2019
Land	$4,431	$4,751
Buildings and improvements	120,819	114,421
Buildings and improvements - financing leases	11,636	11,202
Machinery and equipment	312,806	294,993
Machinery and equipment - financing leases	30,911	30,574
Construction in progress	8,164	7,002
	488,767	462,943
Less accumulated amortization and depreciation	(284,943)	(254,680)

Total	$203,824	$208,263

Amortization and depreciation expense on property, plant and equipment amounted to $36.9 million, $36.2 million and $21.9 million in fiscal years 2020, 2019 and 2018, respectively.  Accumulated amortization on financing leases included in the above table amounted to $32.3 million and $30.8 million as of April 30, 2020 and 2019, respectively.

Note F -- Intangible Assets and Trademarks

The components of customer relationships intangibles were:

	APRIL 30
(in thousands)	2020	2019
Customer relationship intangibles	$274,000	$274,000
Less accumulated amortization	(106,556)	(60,889)

Total	$167,444	$213,111

The components of trademarks were:

	APRIL 30
(in thousands)	2020	2019
Trademarks	$10,000	$10,000
Less accumulated amortization	(7,778)	(4,445)

Total	$2,222	$5,555

Customer relationship intangibles and trademarks are amortized over the estimated useful lives on a straight-line basis over six and three years, respectively. Amortization expense on customer relationship intangibles and trademarks amounted to $49.0 million for each of the years ended April 30, 2020 and 2019, respectively.

Note G -- Loans Payable and Long-Term Debt

Maturities of long-term debt are as follows:

	FISCAL YEARS ENDING APRIL 30

(in thousands)	2021	2022	2023	2024	2025	2026 AND THERE- AFTER	TOTAL OUTSTANDING AS OF APRIL 30, 2020	TOTAL OUTSTANDING AS OF APRIL 30, 2019

Term loans	$—	$—	$244,000	$—	$—	$—	$244,000	$340,000

The Senior Notes	—	—	—	—	—	350,000	350,000	350,000

Finance lease obligations	2,216	1,345	958	836	262	70	5,687	6,645

Other long-term debt	—	—	46	253	256	6,104	6,659	6,660

Total	$2,216	$1,345	$245,004	$1,089	$518	$356,174	$606,346	$703,305

Debt issuance costs							$(9,209)	$(11,814)

Current maturities							$(2,216)	$(2,286)

Total long-term debt							$594,921	$689,205

Term Loans

On December 29, 2017, the Company entered into the Credit Agreement, which provides for the Revolving Facility, the Initial Term Loan and the Delayed Draw Term Loan. Also on December 29, 2017, the Company borrowed the entire $250 million available under the Initial Term Loan and approximately $50 million under the Revolving Facility to fund, in part, the cash portion of the RSI Acquisition consideration and the Company’s transaction fees and expenses related to the RSI Acquisition. On February 12, 2018, the Company borrowed the entire $250 million under the Delayed Draw Term Loan in connection with the refinancing of the RSI Notes as discussed below and to repay, in part, amounts outstanding under the Revolving Facility. In connection with its entry into the Credit Agreement, the Company terminated its prior $35 million revolving credit facility with Wells Fargo. The Company is required to make specified quarterly installments on both the Initial Term Loan and the Delayed Draw Loan. As of April 30, 2020, $122 million was outstanding on each of the Initial Term Loan and Delayed Draw Term Loan for a total of $244 million. As of April 30, 2019, $170 million was outstanding on each of the Initial Term Loan and Delayed Draw Term Loan for a total of $340 million. The outstanding balance approximates fair value as the Term Loans have a floating interest rate. There were no amounts outstanding on the Revolving Facility as of April 30, 2020 and 2019. The Credit Facilities mature on December 29, 2022.

Amounts outstanding under the Credit Facilities bear interest based on a fluctuating rate measured by reference to either, at the Company’s option, a base rate plus an applicable margin or LIBOR plus an applicable margin, with the applicable margin being determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” In addition, a letter of credit fee will accrue on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on LIBOR loans, payable quarterly in arrears. On January 25, 2019, the Company entered into an amendment to the Credit

Agreement (the “Amendment”) that reduced the applicable margin for both base rate and LIBOR rate loans and reduced the commitment fee incurred on unused portions of the Revolving Facility. As of April 30, 2020, the applicable margin with respect to base rate loans and LIBOR loans was 0.50% and 1.50%, respectively, and the commitment fee was 0.175%. As of December 31, 2021, the Company will transition to the Secured Overnight Financing Rate (SOFR) as required by the Credit Facilities. The Company expects the transition to SOFR to be materially similar to LIBOR.

The Credit Agreement includes certain financial covenants.  The Amendment amended these covenants by (i) removing the requirement to maintain a “Total Secured Debt to EBITDA Ratio” of no more than 2.50 to 1.00 and (ii) setting a maximum “Total Funded Debt to EBITDA Ratio” of no more than 3.25 to 1.00 (with an increase to 3.75 to 1.00 for a certain period upon the consummation of a “Qualified Acquisition”). The Credit Agreement also requires that the Company maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.25 to 1.00.
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

As of April 30, 2020, the Company was in compliance with the covenants included in the Credit Agreement.

The Company’s obligations under the Credit Agreement are guaranteed by the Company’s subsidiaries and the obligations of the Company and its subsidiaries are secured by a pledge of substantially all of their respective personal property.

The Senior Notes

On February 12, 2018, the Company issued $350 million in aggregate principal amount of 4.875% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes mature on March 15, 2026 and interest on the Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year, which payments began on September 15, 2018. The Senior Notes are, and will be, fully and unconditionally guaranteed by each of the Company’s current and future wholly owned domestic subsidiaries that guarantee the Company’s obligations under the Credit Agreement. The indenture governing the Senior Notes restricts the ability of the Company and the Company’s “restricted subsidiaries” to, as applicable, (i) incur additional indebtedness or issue certain preferred shares, (ii) create liens, (iii) pay dividends, redeem or repurchase stock or make other distributions or restricted payments, (iv) make certain investments, (v) create restrictions on the ability of the “restricted subsidiaries” to pay dividends to the Company or make other intercompany transfers, (vi) transfer or sell assets, (vii) merge or consolidate with a third party and (viii) enter into certain transactions with affiliates of the Company, subject, in each case, to certain qualifications and exceptions as described in the indenture. As of April 30, 2020, the Company and its restricted subsidiaries were in compliance with all covenants under the indenture governing the Senior Notes.

At the closing of the RSI Acquisition, American Woodmark assumed approximately $589 million (including accrued interest) of RSI’s indebtedness consisting largely of RSI’s 6½% Senior Secured Second Lien Notes due 2023 (the "RSI Notes"). On February 12, 2018, the Company utilized the proceeds of the Senior Notes, together with the borrowings under the Delayed Draw Term Loan and cash on hand, to fund the refinancing of the RSI Notes - See Note B -- Acquisition of RSI Home Products, Inc. (the “RSI Acquisition”).

At April 30, 2020, the book value of the Senior Notes was $350 million and the fair value was $330 million, based on Level 1 inputs.

Financing Lease Obligations

The Company has various financing leases which interest rates between 3.5% and 6.5%.  The leases require monthly payments and expire by February 15, 2026.  The outstanding amounts owed as of April 30, 2020 and 2019 were $5.7 million and $6.6 million, respectively.

Other Long-term Debt

On January 25, 2016, the Company entered into a New Markets Tax Credit ("NMTC") financing agreement, pursuant to section 45D of the Internal Revenue Code of 1986, as amended, and Kentucky Revised Statutes Sections 141.432 through 141.434, to take advantage of a tax credit related to working capital and capital improvements at its Monticello, Kentucky facility. This financing agreement was structured with unrelated third party financial institutions (the "Investors"), their wholly-owned investment funds ("Investment Funds") and their wholly-owned community development entities ("CDEs") in connection with our participation in qualified transactions under the NMTC program. In exchange for substantially all of the benefits derived from the tax credits, the Investors made a contribution of $2.3 million, net of syndication fees, to the project. Upon closing the transaction, a wholly owned subsidiary of the Company provided a $4.3 million loan receivable to the Investment Funds, which is included in other long term assets in the accompanying consolidated balance sheets. The Company also entered into loan agreements aggregating $6.6 million payable to the CDEs sponsoring the project. The loans have a term of 30 years with an aggregate interest rate of approximately 1.2%. As of April 30, 2020 and 2019, the Company had drawn $6.7 million of the loan proceeds, which is included in long-term debt in the accompanying consolidated balance sheets. The NMTC is subject to recapture for a period of seven years, the compliance period. During the compliance period, the Company is required to comply with various regulations and contractual provisions that apply to the NMTC arrangement.  We do not anticipate any credit recaptures will be required in connection with this arrangement. This transaction also includes a put/call feature which becomes enforceable at the end of the compliance period whereby we may be obligated or entitled to repurchase the Investors’ interest in the Investment Funds. The value attributable to the put/call is nominal. Direct costs of $0.3 million incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans (30 years).

Certain of the Company's loan agreements limit the amount and type of indebtedness the Company can incur and require the Company to maintain specified financial ratios measured on a quarterly basis. In addition to the assets previously discussed, certain of the Company’s property, plant and equipment are pledged as collateral under certain loan agreements and the capital lease arrangements. The Company was in compliance with all covenants contained in its loan agreements and financing leases at April 30, 2020.

Note H -- Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

	FISCAL YEARS ENDED APRIL 30
(in thousands, except per share amounts)	2020	2019	2018
Numerator used in basic and diluted earnings per common share:
Net income	$74,861	$83,688	$63,141
Denominator:
Denominator for basic earnings per common share -
weighted-average shares	16,908	17,289	16,631
Effect of dilutive securities:
Stock options and restricted stock units	44	41	114
Denominator for diluted earnings per common share -
weighted-average shares and assumed conversions	16,952	17,330	16,745
Net earnings per share
Basic	$4.43	$4.84	$3.80
Diluted	$4.42	$4.83	$3.77

An immaterial amount of anti-dilutive securities for the fiscal year ended April 30, 2019 were excluded from the calculation of net earnings per share. There were no anti-dilutive securities for the fiscal years ended April 30, 2020 and 2018, which were excluded from the calculation of net earnings per share.

Under a stock repurchase authorization approved by its Board of Directors (the "Board") on November 30, 2016, the Company was authorized to purchase up to $50 million of the Company's common shares. The Board suspended the Company's stock repurchase program in conjunction with the RSI Acquisition. On August 23, 2018, the Board reinstated the program. On November 28, 2018, the Board of Directors of the Company authorized an additional stock repurchase program of up to $14 million of the Company's common shares. This authorization was in addition to the stock repurchase program authorized on November 30, 2016. No funds remained from the amount authorized by the Board to repurchase the Company’s common shares. On August 22, 2019, the Board authorized an additional stock repurchase program of up to $50 million of the Company's common shares. The Company funded share repurchases using available cash and cash generated from operations. Repurchased shares became authorized but unissued common shares. The Company did not repurchase any of its shares during fiscal 2020. The Company purchased a total of 745,232 common shares, for an aggregate purchase price of $50.0 million and a total of 309,612 common shares for an aggregate purchase price of $29.0 million during fiscal 2019 and 2018, respectively, under the authorizations pursuant to a repurchase plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Note I -- Stock-Based Compensation

The Company has two types of stock-based compensation awards in effect for its employees and directors. The Company issued stock options until fiscal 2015 and has issued restricted stock units ("RSUs") since fiscal 2010. Total compensation expense related to stock-based awards for the fiscal years ended April 30, 2020, 2019 and 2018 was $4.0 million, $3.0 million and $3.1 million, respectively.  The Company recognizes stock-based compensation costs net of an estimated forfeiture rate for those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company estimates the forfeiture rates based upon its historical experience.

Stock Incentive Plans

At April 30, 2020, the Company had RSU awards outstanding under two different plans: (1) 2016 employee stock incentive plan; and (2) 2015 non-employee directors equity ownership plan.  As of April 30, 2020, there were 716,027 shares of common stock available for future stock-based compensation awards under the Company’s stock incentive plans.

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

The Company did not grant stock options during the fiscal years ended April 30, 2020, 2019 and 2018. There were no stock options outstanding at April 30, 2020.

The following table presents a summary of the Company’s stock option activity for the fiscal years ended April 30, 2020, 2019 and 2018 (remaining contractual term in years and exercise prices are weighted-averages):

	NUMBER OF OPTIONS	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding at April 30, 2017	54,918	5.6	$37.95	$2,963

Exercised	(36,950)	0	34.90	1,748
Outstanding at April 30, 2018	17,968	4.5	$44.23	$682

Exercised	(12,801)	0	39.04	651
Outstanding at April 30, 2019	5,167	6.1	$57.11	$170

Exercised	(5,167)	0	57.11	—
Outstanding at April 30, 2020	—	0	$—	$—

Vested and expected to vest in the future at April 30, 2020	—	0	$—	$—
Exercisable at April 30, 2020	—	0	$—	$—

Cash received from option exercises for the fiscal years ended April 30, 2020, 2019 and 2018, was an aggregate of $0.3 million, $0.5 million and $1.3 million, respectively.  The actual tax benefit realized for the tax deduction from option exercises of stock option awards was immaterial for the fiscal years ended April 30, 2020, 2019 and 2018, respectively.

Restricted Stock Unit Activity:

The Company’s RSUs granted to employees cliff-vest over a three-year period from date of grant, while RSUs granted to non-employee directors vest daily over a two-year period from date of grant.  Directors were granted service-based RSUs only, while employees were awarded both service-based and performance-based RSUs ("PBRSUs") in fiscal years 2020, 2019 and 2018.  The PBRSUs granted in fiscal 2020, 2019 and 2018 are earned based on achievement of a number of goals pertaining to the Company’s financial performance during three one-year performance periods and the achievement of certain cultural goals for the three-year period. Employees who satisfy the vesting criteria will receive a proportional amount of PBRSUs based upon the Compensation Committee’s assessment of the Company’s achievement of the performance criteria.

The following table contains a summary of the Company’s RSU activity for the fiscal years ended April 30, 2020, 2019 and 2018:

	PERFORMANCE-BASED RSUs	SERVICE-BASED RSUs	TOTAL RSUs	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Issued and outstanding, April 30, 2017	125,067	67,454	192,521	$50.09

Granted	33,080	22,250	55,330	$95.62
Cancelled due to non-achievement of performance goals	—	—	—	$—
Settled in common stock	(51,191)	(28,447)	(79,638)	$32.96
Forfeited	(9,305)	(6,198)	(15,503)	$71.91
Issued and outstanding, April 30, 2018	97,651	55,059	152,710	$73.34

Granted	45,615	30,335	75,950	$104.10
Cancelled due to non-achievement of performance goals	(10,352)	—	(10,352)	$80.26
Settled in common stock	(34,475)	(18,778)	(53,253)	$60.50
Forfeited	(9,257)	(5,347)	(14,604)	$79.49
Issued and outstanding, April 30, 2019	89,182	61,269	150,451	$76.91

Granted	61,379	42,691	104,070	$53.95
Cancelled due to non-achievement of performance goals	(11,305)	—	(11,305)	$85.13
Settled in common stock	(18,628)	(21,521)	(40,149)	$67.03
Forfeited	(2,941)	(3,229)	(6,170)	$86.68
Issued and outstanding, April 30, 2020	117,687	79,210	196,897	$66.68

As of April 30, 2020, there was $7.9 million of total unrecognized compensation expense related to unvested RSUs granted under the Company’s stock-based compensation plans.  This expense is expected to be recognized over a weighted-average period of 1.6 years.

For the fiscal years ended April 30, 2020, 2019 and 2018 stock-based compensation expense was allocated as follows:

(in thousands)	2020	2019	2018
Cost of sales and distribution	$809	$691	$667
Selling and marketing expenses	1,006	649	756
General and administrative expenses	2,174	1,700	1,674
Stock-based compensation expense, before income taxes	$3,989	$3,040	$3,097

Restricted Stock Tracking Units:

During fiscal 2020, the Board approved grants of 6,483 cash-settled performance-based restricted stock tracking units ("RSTUs") and 3,482 cash-settled service-based RSTUs for more junior level employees.  Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of a share of the Company’s common stock as of the payment date if applicable performance and cultural conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of a share of our common stock as of the payment date if they remain continuously employed with the Company until the units vest.  All of the RSTUs cliff-vest three years from the grant date.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value. The Company recognized expense of $0.0 million, $0.5 million and $0.4 million related to RSTUs for the fiscal years ended April 30, 2020, 2019 and 2018, respectively. A liability for payment of the RSTUs is included in the Company's balance sheets in the amount of $0.4 million and $0.7 million as of April 30, 2020 and 2019, respectively.

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

Discretionary profit-sharing contributions ranging from 0-5% of net income, based on predetermined net income levels of the Company, may be made annually in the form of Company stock. The Company recognized expenses for profit-sharing contributions of $3.7 million, $3.8 million and $3.7 million in fiscal years 2020, 2019 and 2018, respectively.

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

Participants who transferred from the RSI Plan effective January 1, 2019 will be eligible for a profit sharing contribution as of April 30, 2020. Effective April 1, 2020, union employees are eligible to participate in the Plan.

The expense for 401(k) matching contributions for both plans was $10.1 million, $9.9 million and $8.0 million, in fiscal years 2020, 2019 and 2018, respectively.

Pension Benefits

Prior to April 30, 2020, the Company had two defined benefit pension plans covering many of the Company’s employees hired prior to April 30, 2012. Effective April 30, 2020, these plans were merged into one plan and the plan name was changed to the American Woodmark Corporation Employee Pension Plan. The plan provides defined benefits based on years of service and final average earnings (for salaried employees) or benefit rate (for hourly employees).

Effective April 30, 2012, the Company froze all future benefit accruals under the Company’s defined benefit pension plan.

Included in accumulated other comprehensive loss at April 30, 2020 is $68.6 million ($51.2 million net of tax) related to net unrecognized actuarial losses that have not yet been recognized in net periodic pension benefit costs. The Company expects to recognize $1.8 million ($1.3 million net of tax) in net actuarial losses in net periodic pension benefit costs during fiscal 2021.   The Company uses an April 30 measurement date for its benefit plans.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s non-contributory defined benefit pension plans as of April 30:

	APRIL 30
(in thousands)	2020	2019
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$168,788	$163,423
Interest cost	5,974	6,269
Actuarial gains	22,293	4,850
Benefits paid	(5,871)	(5,754)
Projected benefit obligation at end of year	$191,184	$168,788

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$169,471	$156,463
Actual return on plan assets	26,674	11,479
Company contributions	469	7,283
Benefits paid	(5,871)	(5,754)
Fair value of plan assets at end of year	$190,743	$169,471

Funded status of the plans	$(441)	$683

The accumulated benefit obligation for both pension plans was $191.2 million and $168.8 million at April 30, 2020 and 2019, respectively.

	APRIL 30
(in thousands)	2020	2019	2018

COMPONENTS OF NET PERIODIC PENSION BENEFIT COST
Interest cost	$5,974	$6,269	$5,727
Expected return on plan assets	(8,327)	(8,509)	(8,936)
Recognized net actuarial loss	1,692	1,648	1,601
Pension benefit cost	$(661)	$(592)	$(1,608)

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

Actuarial Assumptions:  The discount rate at April 30 was used to measure the year-end benefit obligations and the earnings effects for the subsequent year. Actuarial assumptions used to determine benefit obligations and earnings effects for the pension plans follow:

	FISCAL YEARS ENDED APRIL 30
	2020	2019

WEIGHTED-AVERAGE ASSUMPTIONS TO DETERMINE BENEFIT OBLIGATIONS
Discount rate	3.16%	4.02%

	FISCAL YEARS ENDED APRIL 30
	2020	2019	2018

WEIGHTED-AVERAGE ASSUMPTIONS TO DETERMINE NET PERIODIC PENSION BENEFIT COST
Discount rate	4.02%	4.18%	4.12%
Expected return on plan assets	5.0%	5.5%	6.5%

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

The Company amortizes experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, over the average remaining lifetime of employees expected to receive benefits under the plan.

Contributions:  The Company funds the pension plans in amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax laws plus additional amounts the Company deems appropriate.

The Company does not expect to contribute to its pension plans in fiscal 2021.  The Company made contributions of $0.5 million and $7.3 million to its pension plans in fiscal 2020 and 2019, respectively.

Estimated Future Benefit Payments: The following benefit payments are expected to be paid:

FISCAL YEAR	BENEFIT PAYMENTS (in thousands)

2021	$6,913
2022	7,263
2023	7,653
2024	8,048
2025	8,413
Years 2026-2030	47,525

Plan Assets:  Pension assets by major category and the type of fair value measurement as of April 30, 2020 and 2019 are presented in the following tables:

FAIR VALUE MEASUREMENTS AT APRIL 30, 2020
FAIR VALUE MEASUREMENTS AT	FAIR VALUE MEASUREMENTS AT	FAIR VALUE MEASUREMENTS AT	FAIR VALUE MEASUREMENTS AT	FAIR VALUE MEASUREMENTS AT	FAIR VALUE MEASUREMENTS AT	FAIR VALUE MEASUREMENTS AT	FAIR VALUE MEASUREMENTS AT
(in thousands)	TOTAL		QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)		SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)		SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Cash Equivalents	$490		$490		$0		$—
Equity Funds:
US Equity	37,569		37,569		—		—
International Equity	24,578		24,578		—
Fixed Income Funds:
Investment Grade Fixed Income	128,106		128,106		—		—
Total plan assets	190,743		190,743		—		—

FAIR VALUE MEASUREMENTS AT APRIL 30, 2019
FAIR VALUE MEASUREMENTS AT	FAIR VALUE MEASUREMENTS AT	FAIR VALUE MEASUREMENTS AT	FAIR VALUE MEASUREMENTS AT	FAIR VALUE MEASUREMENTS AT	FAIR VALUE MEASUREMENTS AT	FAIR VALUE MEASUREMENTS AT	FAIR VALUE MEASUREMENTS AT
(in thousands)	TOTAL		QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)		SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)		SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Cash Equivalents	$469		$469		—		—
Equity Funds:
US Equity	31,143		31,143		—		—
International Equity	20,553		20,553
Fixed Income Funds:					—		—
Investment Grade Fixed Income	117,306		117,306		—		—
Total plan assets	$169,471		$169,471		—		—

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

The Company’s pension plans’ weighted-average asset allocations at April 30, 2020 and 2019, by asset category, were as follows:

PLAN ASSET ALLOCATION
	2020	2020	2019
APRIL 30	TARGET	ACTUAL	ACTUAL

Equity Funds	30.0%	33.0%	31.0%
Fixed Income Funds	70.0%	67.0%	69.0%
Total	100.0%	100.0%	100.0%

Note K -- Income Taxes

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act"). Among other provisions, the CARES Act makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The tax effects of the CARES Act are not significant and have been recognized in the current reporting period.

Income tax expense was comprised of the following:

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2020	2019	2018

CURRENT EXPENSE
Federal	$29,072	$25,649	$8,668
State	7,581	8,231	1,290
Foreign	533	1,125	257
Total current expense	37,186	35,005	10,215

DEFERRED EXPENSE
Federal	(7,167)	(4,498)	17,833
State	(4,190)	(3,266)	3,642
Foreign	(142)	(41)	(71)
Total deferred (benefit) expense	(11,499)	(7,805)	21,404
Total expense	25,687	27,200	31,619
Other comprehensive income (loss)	(573)	190	50
Total comprehensive income tax expense	$25,114	$27,390	$31,669

The Company's effective income tax rate varied from the federal statutory rate as follows:

	FISCAL YEARS ENDED APRIL 30
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	30.4%
Effect of:
Federal income tax credits	(0.9)%	(1.4)%	(0.5)%
Acquisition and integration costs	—	—	1.2
Stock compensation	(0.1)	(0.5)	(2.4)
Meals and entertainment	0.3	0.3	0.3
Effect of Tax Act	—	(1.1)	1.2
Domestic production deduction	—	—	(0.8)
Valuation allowance for deferred taxes	0.7	0.6	—
Foreign	0.4	0.8	—
Other	0.7	1.2	0.4
Total	1.1%	(0.1)%	(0.6)%

Effective federal income tax rate	22.1%	20.9%	29.8%
State income taxes, net of federal tax effect	3.4	3.6	3.6
Effective income tax rate	25.5%	24.5%	33.4%

The significant components of deferred tax assets and liabilities were as follows:

	APRIL 30
(in thousands)	2020	2019
Deferred tax assets:
Accounts receivable	$1,730	$1,852
Product liability	862	2,133
Employee benefits	5,189	6,192
Tax credit carryforwards	4,995	4,439
Operating leases	33,258	—
Other	4,330	3,272
Gross deferred tax assets, before valuation allowance	50,364	17,888
Valuation allowance	(4,415)	(3,630)
Gross deferred tax assets, after valuation allowance	45,949	14,258

Deferred tax liabilities:
Pension benefits	—	119
Inventory	125	76
Depreciation	24,147	23,721
Intangibles	40,677	53,259
Operating leases	32,325	—
Other	695	1,059
Gross deferred tax liabilities	97,969	78,234

Net deferred tax liability	$52,020	$63,976

We have not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings that are indefinitely reinvested in foreign operations are not significant as of April 30, 2020.

The Company recorded a valuation allowance related to deferred tax assets for certain state investment tax credit ("ITC") carryforwards and foreign tax credit ("FTC") carryforwards. Deferred tax assets are reduced by a valuation allowance when, after considering all positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In fiscal 2019, the Company determined that there will not be sufficient income in states for which an ITC deferred tax asset exists and that there will not be sufficient foreign source income to utilize the FTCs.  Therefore, the Company reassessed the valuation allowance and recorded an additional valuation allowance in the amount of $0.2 million and $0.5 million related to ITCs and FTCs, respectively.

The gross amount of state tax credit carryforwards related to state ITCs as of April 30, 2020 and 2019 was $3.9 million and $4.6 million. These credits expire in various years beginning in fiscal 2028. Net of the federal impact and related valuation allowance, the Company recorded $0.6 million and $0.8 million of deferred tax assets related to these credits, as of April 30, 2020 and 2019. The Company accounts for ITCs under the deferral method, under which the tax benefit from the ITC is deferred and amortized into income tax expense over the book life of the related property. As of April 30, 2020 and 2019, a deferred credit balance of $0.8 million and $1.0 million, respectively, is included in other liabilities on the balance sheet.

The gross amount of foreign tax credit carryforwards as of April 30, 2020 and 2019 is $1.2 million and $0.7 million, respectively, which begin to expire in fiscal 2029.

The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

	APRIL 30
(in thousands)	2020	2019
Change in Unrecognized Tax Benefits
Balance at beginning of year	$2,240	$928
Additions based on tax positions related to the current year	65	120
Additions for tax positions of prior years	—	1,192
Balance at end of year	$2,305	$2,240

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company has accrued a liability when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with accounting standards. As of April 30, 2020, federal tax years 2016 through 2019 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. The Company is currently not under federal audit. If the liability for uncertain tax positions is released the entire amount would impact the Company’s effective tax rate.

Note L -- Commitments and Contingencies

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible is not material as of April 30, 2020.

COVID-19

The COVID-19 pandemic impacted our business operations and financial results beginning in the fourth quarter of fiscal 2020. Although the financial impact on our overall fiscal 2020 results is limited due to the timing of the outbreak, we face numerous uncertainties in estimating the direct and indirect effects on our future business operations, financial condition, results of operations, and liquidity. We will continue to monitor developments affecting our consolidated financial statements, including indicators that goodwill or other long-lived assets may be impaired, increases in valuation allowances for doubtful accounts or deferred tax assets may be necessary or other accruals that may increase or be necessary resulting from actions taken to reduce our cost structure or conserve our liquidity.

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

The following is a reconciliation of the Company’s warranty liability:

	APRIL 30
(in thousands)	2020	2019
PRODUCT WARRANTY RESERVE
Beginning balance	$4,616	$4,045
Accrual for warranties	21,886	24,994
Settlements	(22,749)	(24,423)
Ending balance at fiscal year end	$3,753	$4,616

Note M -- Revenue Recognition

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the years ended April 30, 2020, 2019 and 2018:

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2020	2019	2018
Home center retailers	$768,043	$788,803	$493,904
Builders	668,765	631,474	557,382
Independent dealers and distributors	213,525	225,042	198,988
Net Sales	$1,650,333	$1,645,319	$1,250,274

Note N -- Credit Concentration

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

At April 30, 2020, the Company's two largest customers, Customers A and B, represented 26.4% and 22.9% of the Company's gross customer receivables, respectively. At April 30, 2019, Customers A and B represented 28.2% and 25.9% of the Company’s gross customer receivables, respectively.

The following table summarizes the percentage of net sales to the Company's two largest customers for the last three fiscal years:

	PERCENT OF ANNUAL NET SALES
	2020	2019	2018
Customer A	29.3%	29.3%	23.5%
Customer B	17.2%	18.6%	16.0%

Note O -- Leases

On May 1, 2019, the Company adopted ASC 842, Leases. Changes to the Company’s accounting policy as a result of adoption are discussed below.

Operating Leases - ROU assets related to operating leases are presented as “Operating lease right-of-use assets” on the consolidated balance sheet. Lease liabilities related to operating leases that are subject to the ASC 842 measurement requirements such as operating leases with lease terms greater than twelve months are presented in “Short-term lease liability - operating” and “Long-term lease liability - operating” on the consolidated balance sheet.

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

Finance Leases - ROU assets related to finance leases are presented in "Property, plant and equipment, net” on the consolidated balance sheet. Lease liabilities related to finance leases are presented in “Current maturities of long-term debt” and “Long-term debt, less current maturities” on the consolidated balance sheet.

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

The components of lease costs were as follows:

FISCAL YEAR ENDED
(in thousands)	APRIL 30, 2020
Finance lease cost:
Reduction in the carrying value of right-of-use assets	$2,582
Interest on lease liabilities	205
Operating lease cost	25,405

Additional information related to leases was as follows:

FISCAL YEAR ENDED
(in thousands)	APRIL 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$205
Operating cash flows for operating leases	22,595
Financing cash flows for financing leases	2,512
Right-of-use assets obtained in exchange for new finance lease liabilities	1,650
Right-of-use assets obtained in exchange for new operating lease liabilities	72,703

Weighted average remaining lease term (years)
Weighted average remaining lease term - finance leases	3.36
Weighted average remaining lease term - operating leases	7.41

Weighted average discount rate
Weighted average discount rate - finance leases	3.19%
Weighted average discount rate - operating leases	4.27%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on the consolidated balance sheet as of April 30, 2020:

FISCAL YEAR	OPERATING (in thousands)	FINANCING (in thousands)
2021	$24,071	$2,359
2022	20,886	1,423
2023	19,870	1,003
2024	17,977	858
2025	15,859	267
Thereafter	55,609	71
Total lease payments	154,272	5,981
Less imputed interest	(22,922)	(294)
Total lease liability	$131,350	$5,687
Current maturities	(18,896)	(2,216)
Lease liability - long-term	$112,454	$3,471
Lease assets	$127,668	$10,248

As we have not restated prior year information for our adoption of ASC 842, the following presents our future minimum lease payments for operating and capital leases under ASC 840 on April 30, 2019:

FISCAL YEAR	OPERATING (in thousands)	CAPITAL (in thousands)
2020	$17,943	$2,456
2021	17,649	1,953
2022	12,435	1,013
2023	10,636	705
2024	9,854	701
Thereafter	38,871	166
	$107,388	$6,994
Less amounts representing interest (2% - 6.5%)		(349)
		$6,645

NOTE P -- Restructuring Charges

In the fourth quarter of fiscal 2020, the Company implemented a nationwide reduction in force. Severance and outplacement charges relating to the reduction in force totaled approximately $0.2 million and the reduction in force was substantially completed in fiscal 2020.

In the first quarter of fiscal 2019, the Company implemented a nationwide reduction in force.  Severance and outplacement charges relating to the reduction in force totaled approximately $1.8 million and the reduction in force was substantially completed during fiscal 2019.

During fiscal years 2020 and 2019, the Company recognized total pre-tax restructuring charges of $18,000 and $2.0 million, respectively.

A reserve for restructuring charges is included in accrued compensation and related expenses in the consolidated balance sheets as of April 30, 2020 and 2019 which relates to employee termination costs accrued but not yet paid as follows:

	APRIL 30
(in thousands)	2020	2019
Restructuring reserve balance, beginning of year	$387	$—
Expense	(18)	1,987
Payments and adjustments	(180)	(1,600)
Restructuring reserve balance, end of year	$189	$387

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

The Company's financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable and short-term debt on the consolidated balance sheets approximate their fair value due to the short maturities of these items. The forward contracts were marked to market and therefore represent fair value. The fair values of these contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The following table summarizes the fair value of assets and liabilities that are recorded in the Company’s consolidated financial statements as of April 30, 2020 and 2019 at fair value on a recurring basis:

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2020
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS:
Mutual funds	$773	$0	$0

LIABILITIES:
Foreign exchange forward contracts	—	(1,102)	0

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2019
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS:
Certificates of deposit	$1,500	$—	$—
Mutual funds	1,604	—	—
Total assets at fair value	$3,104	$—	$—

Note R -- Quarterly Financial Data (Unaudited)

FISCAL 2020	07/31/19	10/31/19	01/31/20	04/30/20
(in thousands, except per share amounts)
Net sales	$427,365	$428,016	$395,755	$399,197
Gross profit	94,519	87,050	72,348	75,269
Income before income taxes	36,338	29,978	17,274	16,958
Net income	26,881	22,163	12,804	13,013
Earnings per share
Basic	$1.59	$1.31	$0.76	$0.77
Diluted	$1.59	$1.31	$0.75	$0.77

FISCAL 2019	07/31/18	10/31/18	01/31/19	04/30/19
(in thousands, except per share amounts)
Net sales	$428,962	$424,878	$384,080	$407,399
Gross profit	95,736	86,762	76,853	87,122
Income before income taxes	32,539	25,409	24,126	28,814
Net income	24,767	18,488	18,409	22,024
Earnings per share
Basic	$1.41	$1.05	$1.07	$1.31
Diluted	$1.41	$1.05	$1.07	$1.30

Note S -- Subsequent Events

During May 2020, the Company implemented a nationwide reduction in force. Severance and outplacement charges relating to the reduction in force will total approximately $1.5 million and is expected to be completed during fiscal 2021.

During June 2020, the Company's Board of Directors approved the closure and eventual disposal of its manufacturing plant located in Humboldt, Tennessee. The manufacturing plant is expected to cease operations in September 2020. The Company expects to incur total pre-tax restructuring costs of $3.0 million to $5.0 million related to the closing of the plant, net of building proceeds. The restructuring costs consist of employee severance and separation costs of approximately $0.5 million to $1.0 million, and charges for asset impairment of property, equipment and inventory of approximately $2.5 million to $4.0 million. The Company expects to recognize substantially all of these costs during fiscal 2021.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
American Woodmark Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Woodmark Corporation and subsidiaries (the Company) as of April 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 29, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note A to the consolidated financial statements, the Company has changed its method of accounting for leases as of May 1, 2019 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 842, Leases.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of goodwill recoverability
As discussed in Note A to the consolidated financial statements and disclosed in the consolidated balance sheet, the carrying amount of goodwill as of April 30, 2020 was $767.6 million. The Company evaluates its goodwill for impairment annually on February 1, or whenever events or changes in circumstances indicate that it is more likely than not the carrying value of goodwill may not be recoverable. The Company performed a qualitative impairment test for goodwill which resulted in no impairment.
We identified the assessment of events or changes in circumstances that may indicate that the fair value of the reporting unit is below its carrying value as a critical audit matter. A higher degree of auditor judgement was required to evaluate these events or changes in circumstances as a result of uncertainty in the economy. These events or changes in circumstances could have a significant effect on the Company’s qualitative impairment assessment and the determination of whether further quantitative analysis of goodwill impairment was required.
The following are the primary procedures we performed to address this critical audit matter. We tested certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the Company’s assessment of events or changes in circumstances that may indicate the fair value of the reporting unit is below its carrying value. We evaluated the Company’s qualitative goodwill impairment assessment through comparison to the Company’s market capitalization and macroeconomic information contained in third party analyst reports on the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.
Richmond, Virginia
June 29, 2020

Management's Annual Report on Internal Control over Financial Reporting

Management has responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2020. In making its assessment, Management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (the “COSO 2013 Framework”). Management concluded that based on its assessment, American Woodmark Corporation’s internal control over financial reporting was effective as of April 30, 2020. The Company’s internal control over financial reporting as of April 30, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in this Annual Report on Form 10-K.

/s/ S. CARY DUNSTON
S. Cary Dunston
President and Chief Executive Officer

/s/ M. SCOTT CULBRETH
M. Scott Culbreth
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
American Woodmark Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited American Woodmark Corporation and subsidiaries’ (the Company) internal control over financial reporting as of April 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated June 29, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
Richmond, Virginia
June 29, 2020

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Senior Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2020. Based on this evaluation, and due to the remediation of the previously disclosed material weakness in our internal control over financial reporting as discussed below, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting.  Management had conducted an assessment of the Company’s internal control over financial reporting as of April 30, 2020. Management's report regarding that assessment is included with the Consolidated Financial Statements included in this report under Item 8, "Financial Statements and Supplementary Data," and is incorporated in this item by reference.

Report of Registered Public Accounting Firm. The Company’s independent registered public accounting firm, KPMG LLP (KPMG), has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. KPMG's report on the effectiveness of the Company's internal control over financial reporting is included with the Consolidated Financial Statements included in this report under Item 8, "Financial Statements and Supplementary Data," and is incorporated in this item by reference.

Remediation of Previously Disclosed Material Weakness. We previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2019 (our “2019 Annual Report”) a material weakness in our internal control over financial reporting involving ineffective general information technology controls related to RSI. During the fiscal quarter ended April 30, 2020, we completed the implementation of our remediation plan described in Part II, Item 9A of our 2019 Annual Report, as well as sufficient testing to conclude that the applicable controls are operating effectively. Accordingly, management has concluded that the previously disclosed material weakness was fully remediated as of April 30, 2020.

Changes in Internal Control over Financial Reporting.  Except as described above, there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended April 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K:

(1)the information concerning the Company’s directors is set forth under the caption “Item 1 - Election of Directors - Information Regarding Nominees” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on August 20, 2020 (“Proxy Statement”) and is incorporated in this Item by reference;

(2)the information concerning the Company’s executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this report and is incorporated in this Item by reference;

(3)the information concerning compliance with Section 16(a) of the Exchange Act is set forth under the caption “Delinquent Section 16(a) Reports” in the Proxy Statement and is incorporated in this Item by reference;

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

Item 11.        EXECUTIVE COMPENSATION

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K, the information set forth under the captions “Executive Compensation,” “Compensation Committee Report,” "Compensation Committee Interlocks and Insider Participation," "Company's Compensation Policies and Practices Relating to Risk Management" and "Non-Management Directors' Compensation" in the Proxy Statement is incorporated in this Item by reference.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K, the information set forth under the caption “Security Ownership” and "Equity Compensation Plan Information" in the Proxy Statement is incorporated in this Item by reference.

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
The following consolidated financial statements of American Woodmark Corporation are incorporated by reference to Item 8 of this report:
Consolidated Balance Sheets as of April 30, 2020 and 2019.
Consolidated Statements of Income – for each year of the three-year period ended April 30, 2020.
Consolidated Statements of Comprehensive Income – for each year of the three-year period ended April 30, 2020.
Consolidated Statements of Shareholders’ Equity – for each year of the three-year period ended April 30, 2020.
Consolidated Statements of Cash Flows – for each year of the three-year period ended April 30, 2020.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.
Management’s Annual Report on Internal Control over Financial Reporting.
Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting.

(a)2.	Financial Statement Schedules

The following financial statement schedule is filed as a part of this Form 10-K:
Schedule II – Valuation and Qualifying Accounts for each year of the three-year period ended April 30, 2020.
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

3.2	Bylaws - as amended and restated effective May 21, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed on May 26, 2020; Commission File No. 000-14798).

4.1	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2).

4.2
Indenture, dated as of February 12, 2018, among American Woodmark Corporation, the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K as filed on February 14, 2018; Commission File No. 000-14798).

4.3	Description of Capital Stock (incorporated by reference to Exhibit 4.4 to the Registrant’s Form 10-K for the fiscal year ended April 30, 2019; Commission File No. 000-14798).

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

10.7(a)
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

10.8(e)	Employment Agreement for Mr. M. Scott Culbreth (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on August 27, 2014; Commission File No. 000-14798).*

10.8(f)	Amendment to Employment Agreement for Mr. M. Scott Culbreth (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K as filed on May 29, 2019; Commission File No. 000-14798).*

10.8(g)	Employment Agreement for Mr. R. Perry Campbell (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K as filed on August 27, 2014; Commission File No. 000-14798).*

10.8(h)	Amendment to Employment Agreement for Mr. R. Perry Campbell (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K as filed on May 29, 2019; Commission File No. 000-14798).*

10.8(i)	Employment Agreement for Mr. S. Cary Dunston (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on August 31, 2015; Commission File No. 000-14798).*

10.8(j)	Amendment to Employment Agreement for Mr. S. Cary Dunston (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on May 29, 2019; Commission File No. 000-14798).*

10.8(k)	Employment Agreement for Mr. Robert J. Adams, Jr. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K as filed on August 31, 2015; Commission File No. 000-14798).*

10.8(l)	Amendment to Employment Agreement for Mr. Robert J. Adams, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K as filed on May 29, 2019; Commission File No. 000-14798).*

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

101
Interactive Data File for the Registrant’s Annual Report on Form 10-K for the year ended April 30, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (Filed Herewith).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Management contract or compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts

AMERICAN WOODMARK CORPORATION
(In Thousands)

Description (a)	Balance at Beginning of Year	Additions (Reductions) Charged to Cost and Expenses		Other	Deductions		Balance at End of Year

Year ended April 30, 2020:

Allowance for doubtful accounts	$249	$323		$—	$(100)	(b)	$472

Reserve for cash discounts	$1,451	$16,810	(c)	$—	$(17,090)	(d)	$1,171

Reserve for sales returns and allowances	$4,545	$17,049	(c)	$—	$(17,053)		$4,541

Year ended April 30, 2019:

Allowance for doubtful accounts	$259	$72		$—	$(82)	(b)	$249

Reserve for cash discounts	$1,627	$16,994	(c)	$—	$(17,170)	(d)	$1,451

Reserve for sales returns and allowances	$4,381	$11,867	(c)	$—	$(11,703)		$4,545

Year ended April 30, 2018:

Allowance for doubtful accounts	$148	$169		$78	$(136)	(b)	$259

Reserve for cash discounts	$979	$11,999	(c)	$584	$(11,935)	(d)	$1,627

Reserve for sales returns and allowances	$2,131	$11,318	(c)	$1,829	$(10,897)		$4,381

(a)	All reserves relate to accounts receivable.

(b)	Principally write-offs, net of collections.

(c)	Reduction of gross sales.

(d)	Cash discounts granted.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Woodmark Corporation
(Registrant)

June 29, 2020	/s/ S. CARY DUNSTON
S. Cary Dunston Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 29, 2020	/s/ S. CARY DUNSTON	June 29, 2020	/s/ M. SCOTT CULBRETH
	S. Cary Dunston Chairman and Chief Executive Officer (Principal Executive Officer) Director		M. Scott Culbreth Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

June 29, 2020	/s/ ANDREW B. COGAN	June 29, 2020	/s/ JAMES G. DAVIS, JR.
	Andrew B. Cogan Director		James G. Davis, Jr. Director

June 29, 2020	/s/ MARTHA M. HAYES	June 29, 2020	/s/ DANIEL T. HENDRIX
	Martha M. Hayes Director		Daniel T. Hendrix Director

June 29, 2020	/s/ CAROL B. MOERDYK	June 29, 2020	/s/ VANCE W. TANG
	Carol B. Moerdyk Director		Vance W. Tang Director

In accordance with Securities and Exchange Commission requirements, the Company will furnish copies of all exhibits to its Form 10-K not contained herein upon receipt of a written request and payment of $0.10 per page to:

Mr. Kevin Dunnigan
Treasury Director
American Woodmark Corporation
P.O. Box 1980
Winchester, Virginia 22604-8090