Form 10-Q
period 2020-07-31
AMERICAN WOODMARK CORP
filed 2020-08-26
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
or
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

As of August 25, 2020, 16,993,260 shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	July 31, 2020	April 30, 2020
ASSETS
Current assets
Cash and cash equivalents	$128,055	$97,059
Customer receivables, net	123,301	106,344
Inventories	126,700	111,836
Prepaid expenses and other	9,913	9,933
Total current assets	387,969	325,172
Property, plant and equipment, net	199,088	203,824
Operating lease right-of-use assets	126,409	127,668
Customer relationship intangibles, net	156,028	167,444
Trademarks, net	1,389	2,222
Goodwill	767,612	767,612
Promotional displays, net	14,205	13,966
Deferred income taxes	1,015	915
Other assets	13,722	13,983
TOTAL ASSETS	$1,667,437	$1,622,806
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$62,824	$56,342
Current maturities of long-term debt	2,087	2,216
Short-term lease liability - operating	19,566	18,896
Accrued compensation and related expenses	48,693	49,064
Accrued marketing expenses	15,717	12,361
Other accrued expenses	29,178	16,727
Total current liabilities	178,065	155,606
Long-term debt, less current maturities	595,248	594,921
Deferred income taxes	50,151	52,935
Long-term lease liability - operating	111,090	112,454
Other long-term liabilities	11,363	6,352
Shareholders' equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and
outstanding shares: at July 31, 2020: 16,988,340; at April 30, 2020: 16,926,537	363,600	359,430
Retained earnings	408,766	392,281
Accumulated other comprehensive loss - Defined benefit pension plans	(50,846)	(51,173)
Total shareholders' equity	721,520	700,538
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,667,437	$1,622,806
See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	July 31,
	2020	2019

Net sales	$390,087	$427,365
Cost of sales and distribution	309,949	332,846
Gross Profit	80,138	94,519

Selling and marketing expenses	19,898	20,687
General and administrative expenses	29,983	29,432
Restructuring charges, net	3,460	(19)
Operating Income	26,797	44,419

Interest expense, net	6,030	8,088
Other income, net	(1,688)	(7)
Income Before Income Taxes	22,455	36,338

Income tax expense	5,970	9,457

Net Income	$16,485	$26,881

Weighted Average Shares Outstanding
Basic	16,936,832	16,864,870
Diluted	17,013,444	16,907,463

Net earnings per share
Basic	$0.97	$1.59
Diluted	$0.97	$1.59

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2020	2019

Net income	$16,485	$26,881

Other comprehensive income, net of tax:
Change in pension benefits, net of deferred taxes of $113 and $107 for the three months ended July 31, 2020 and 2019, respectively	327	315

Total Comprehensive Income	$16,812	$27,196

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	LOSS	EQUITY
Balance, April 30, 2019	16,849,026	$352,424	$317,420	$(49,491)	$620,353

Net income	—	—	26,881	—	26,881
Other comprehensive income,
net of tax	—	—	—	315	315
Stock-based compensation	—	897	—	—	897
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	20,923	(1,050)	—	—	(1,050)
Employee benefit plan
contributions	45,721	3,772	—	—	3,772
Balance, July 31, 2019	16,915,670	$356,043	$344,301	$(49,176)	$651,168

Balance, April 30, 2020	16,926,537	$359,430	$392,281	$(51,173)	$700,538

Net income	—	—	16,485	—	16,485
Other comprehensive income,
net of tax	—	—	—	327	327
Stock-based compensation	—	961	—	—	961
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	16,212	(534)	—	—	(534)
Employee benefit plan
contributions	45,591	3,743	—	—	3,743
Balance, July 31, 2020	16,988,340	$363,600	$408,766	$(50,846)	$721,520

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$16,485	$26,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,352	24,113
Net loss on disposal of property, plant and equipment	46	66
Reduction in the carrying amount of operating lease right-of-use assets	6,706	5,344
Amortization of debt issuance costs	630	662
Unrealized gain on foreign exchange forward contracts	1,255	56
Stock-based compensation expense	961	897
Deferred income taxes	(2,855)	(1,726)
Pension contributions in excess of expense	(502)	(461)
Contributions of employer stock to employee benefit plan	3,743	3,772
Other non-cash items	750	451
Changes in operating assets and liabilities:
Customer receivables	(17,524)	5,426
Inventories	(15,539)	(7,137)
Prepaid expenses and other assets	(465)	(1,094)
Accounts payable	5,979	4,876
Accrued compensation and related expenses	(371)	(10,613)
Income taxes payable	7,855	10,575
Operating lease liabilities	(6,142)	(5,109)
Marketing and other accrued expenses	12,636	5,633
Net cash provided by operating activities	40,000	62,612

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(5,183)	(4,360)
Proceeds from sales of property, plant and equipment	6	13
Maturities of certificates of deposit	—	1,000
Investment in promotional displays	(2,659)	(2,233)
Net cash used by investing activities	(7,836)	(5,580)

FINANCING ACTIVITIES
Payments of long-term debt	(634)	(42,589)
Withholding of employee taxes related to stock-based compensation	(534)	(1,050)
Net cash used by financing activities	(1,168)	(43,639)

Net increase in cash and cash equivalents	30,996	13,393

	Three Months Ended
	July 31,
	2020	2019
Cash and cash equivalents, beginning of period	97,059	57,656

Cash and cash equivalents, end of period	$128,055	$71,049

Supplemental cash flow information:
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable at period end	$502	$1,014

Cash paid during the period for:
Interest	$1,195	$3,554
Income taxes	$974	$607

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2021.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2020 filed with the U.S. Securities and Exchange Commission (“SEC”).

COVID-19: The COVID-19 pandemic impacted our business operations and financial results beginning in the fourth quarter of fiscal 2020 and continues to impact us in fiscal 2021. Although the financial impact on our overall fiscal 2020 results was limited due to the timing of the outbreak, we saw more material impacts on our results for the first quarter of fiscal 2021. We continue to face numerous uncertainties in estimating the direct and indirect effects of COVID-19 on our present and future business operations, financial condition, results of operations, and liquidity. Due to several rapidly changing variables related to the COVID-19 pandemic, we cannot reasonably estimate future economic trends and the timing of when stability will return.

Goodwill and Intangible Assets: Goodwill represents the excess of purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In accordance with accounting standards, when evaluating goodwill, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. There were no impairment charges related to goodwill for the three-month periods ended July 31, 2020 and 2019.

Intangible assets consist of customer relationship intangibles and trademarks. The Company amortizes the cost of intangible assets over their estimated useful lives, which range from 3 to 6 years, unless such lives are deemed indefinite. There were no impairment charges related to intangible assets for the three-month periods ended July 31, 2020 and 2019.

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

At July 31, 2020, the Company held forward contracts maturing from August 2020 to April 2021 to purchase 226.0 million Mexican pesos at exchange rates ranging from 22.48 to 23.42 Mexican pesos to one U.S. dollar. An asset of $0.2 million is recorded in prepaid expenses and other on the condensed consolidated balance sheets.

Note B--New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022 and can be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company has identified loans and other financial instruments that are directly or indirectly influenced by LIBOR and does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which simplifies the accounting for income taxes by removing certain exceptions for recognizing investments, performing intraperiod tax allocations and calculating income taxes in interim periods. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company beginning May 1, 2021. Early adoption is permitted. The Company is currently reviewing the provisions of this new pronouncement and the impact, if any, the adoption of this guidance may have on financial position and results of operations.

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which modifies the methodology for recognizing loss impairments on certain types of financial instruments, including receivables. The new methodology requires an entity to estimate the credit losses expected over the life of an exposure. ASU 2016-13 is effective for the Company beginning May 1, 2020. The adoption did not have a material impact on our consolidated financial statements.

Note C--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended
	July 31,
(in thousands, except per share amounts)	2020	2019
Numerator used in basic and diluted net earnings
per common share:
Net income	$16,485	$26,881
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	16,937	16,865
Effect of dilutive securities:
Stock options and restricted stock units	77	43
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	17,013	16,907
Net earnings per share
Basic	$0.97	$1.59
Diluted	$0.97	$1.59

There were no potentially dilutive securities for the three-month periods ended July 31, 2020 and 2019, which were excluded from the calculation of net earnings per diluted share.

Note D--Stock-Based Compensation

The Company has various stock-based compensation plans. During the three-months ended July 31, 2020, the Board of Directors of the Company approved grants of service-based restricted stock units ("RSUs") and performance-based RSUs to key employees. The performance-based RSUs totaled 124,374 units and the service-based RSUs totaled 67,006 units. The performance-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if they remain continuously employed with the Company until the units vest.  All of the Company’s RSUs granted to employees cliff-vest three years from the grant date.

For the three-month periods ended July 31, 2020 and 2019, stock-based compensation expense was allocated as follows:

	Three Months Ended July 31,
(in thousands)	2020	2019
Cost of sales and distribution	$299	$215
Selling and marketing expenses	(21)	208
General and administrative expenses	683	474
Stock-based compensation expense	$961	$897

During the three months ended July 31, 2020, the Company also approved grants of 11,456 cash-settled performance-based restricted stock tracking units ("RSTUs") and 6,229 cash-settled service-based RSTUs for more junior level employees.  Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of one share of the Company's common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of one share of the Company's common stock as of the payment date if they remain continuously employed with the Company until the units vest.  All of the RSTUs cliff-vest three years from the grant date.  Since the RSTUs will be settled in cash, the grant date fair value of these awards is recorded as a liability until the date of payment.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value.  The Company recognized expense of $0.3 million and $0.0 million for the three-month periods ended July 31, 2020 and 2019, respectively. A liability for payment of the RSTUs is included in the condensed consolidated balance sheets in the amount of $0.4 million and $0.4 million as of July 31, 2020 and April 30, 2020, respectively.

Note E--Customer Receivables

The components of customer receivables were:

	July 31,	April 30,
(in thousands)	2020	2020
Gross customer receivables	$129,989	$112,528
Less:
Allowance for doubtful accounts	(408)	(472)
Allowance for returns and discounts	(6,280)	(5,712)

Net customer receivables	$123,301	$106,344

Note F--Inventories

The components of inventories were:

	July 31,	April 30,
(in thousands)	2020	2020
Raw materials	$50,869	$51,460
Work-in-process	49,129	42,381
Finished goods	41,279	32,572

Total FIFO inventories	141,277	126,413

Reserve to adjust inventories to LIFO value	(14,577)	(14,577)

Total inventories	$126,700	$111,836

Of the total inventory of $126.7 million at July 31, 2020, $78.7 million is carried under the FIFO method of accounting and $48.0 million is carried under the LIFO method. Of the total inventory of $111.8 million at April 30, 2020, $66.0 million is carried under the FIFO method and $45.8 million is carried under the LIFO method.

Note G--Property, Plant and Equipment

The components of property, plant and equipment were:

	July 31,	April 30,
(in thousands)	2020	2020
Land	$4,431	$4,431
Buildings and improvements	120,995	120,819
Buildings and improvements - finance leases	11,636	11,636
Machinery and equipment	313,661	312,806
Machinery and equipment - finance leases	30,972	30,911
Construction in progress	9,158	8,164
	490,853	488,767
Less accumulated amortization and depreciation	(291,765)	(284,943)

Total	$199,088	$203,824

Amortization and depreciation expense on property, plant and equipment amounted to $11.6 million and $9.1 million for the three months ended July 31, 2020 and 2019, respectively. The three months ended July 31, 2020 includes accelerated depreciation expense of $1.1 million related to the closure of the Humboldt plant. Accumulated amortization on finance leases included in the above table amounted to $32.8 million and $32.3 million as of July 31, 2020 and April 30, 2020, respectively.

Note H--Intangibles

The components of customer relationship intangibles were:

	July 31,	April 30,
(in thousands)	2020	2020
Customer relationship intangibles	$274,000	$274,000
Less accumulated amortization	(117,972)	(106,556)

Total	$156,028	$167,444

The components of trademarks were:

	July 31,	April 30,
(in thousands)	2020	2020
Trademarks	$10,000	$10,000
Less accumulated amortization	(8,611)	(7,778)

Total	$1,389	$2,222

Customer relationship intangibles and trademarks are amortized over the estimated useful lives on a straight-line basis over six and three years, respectively. Amortization expense for each of the three month periods ended July 31, 2020 and 2019 was $12.3 million.

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

The following is a reconciliation of the Company’s warranty liability, which is included in other accrued expenses on the unaudited condensed consolidated balance sheets:

	Three Months Ended
	July 31,
(in thousands)	2020	2019
Beginning balance at May 1	$3,753	$4,616
Accrual	4,303	6,453
Settlements	(4,138)	(6,219)

Ending balance at July 31	$3,918	$4,850

Note J--Pension Benefits

Prior to April 30, 2020, the Company had two defined benefit pension plans covering many of the Company's employees hired prior to April 30, 2012. Effective April 30, 2012, the Company froze all future benefit accruals under the Company’s defined-benefit pension plan. Effective April 30, 2020, these plans were merged into one plan.

Net periodic pension benefit cost consisted of the following for the three-month periods ended July 31, 2020 and 2019:

	Three Months Ended
	July 31,
(in thousands)	2020	2019
Interest cost	$1,165	$1,493
Expected return on plan assets	(2,107)	(2,081)
Recognized net actuarial loss	440	423

Net periodic pension benefit	$(502)	$(165)

The Company did not contribute to its pension plan in the first three months of fiscal 2021 and does not expect to contribute any funds during the remainder of fiscal 2021. The Company made contributions of $0.5 million to its pension plans in fiscal 2020.

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

The Company's financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable and short-term debt on the condensed consolidated balance sheets approximate their fair value due to the short maturities of these items. The forward contracts were marked to market and therefore represent fair value. The fair values of these contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The following table summarizes the fair value of assets and liabilities that are recorded in the Company’s consolidated financial statements as of July 31, 2020 and April 30, 2020 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of July 31, 2020
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$884	$—	$—
Foreign exchange forward contracts	—	153	—
Total assets at fair value	$884	$153	$—

	As of April 30, 2020
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$773	$—	$—

LIABILITIES:
Foreign exchange forward contracts	$—	$(1,102)	$—

There were no transfers between Level 1, Level 2 or Level 3 for assets measured at fair value on a recurring basis.

Note L--Loans Payable and Long-Term Debt

On December 29, 2017, the Company entered into a credit agreement (as subsequently amended, the "Credit Agreement") with a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent, providing for a $100 million, 5-year revolving loan facility with a $25 million sub-facility for the issuance of letters of credit (the “Revolving Facility”), a $250 million, 5-year initial term loan facility (the "Initial Term Loan") and a $250 million delayed draw term loan facility (the "Delayed Draw Term Loan" and, together with the Revolving Facility and the Initial Term Loan, the "Credit Facilities"). The Company borrowed the entire $250 million available under each of the Initial Term Loan and the Delayed Draw Term Loan on December 29, 2017 and February 12, 2018, respectively, in connection with its acquisition of RSI Home Products, Inc. (“RSI”) and subsequent refinancing of RSI’s debt. The Company is required to make specified quarterly installments on both the Initial Term Loan and the Delayed Draw Loan. As of July 31, 2020 and April 30, 2020, $122 million was outstanding on each of the Initial Term Loan and the Delayed Draw Loan for a total of $244 million. The outstanding balance approximates fair value as the Initial Term Loan and Delayed Draw Term Loan have a floating interest rate. There were no amounts outstanding on the Revolving Facility as of July 31, 2020 or April 30, 2020. The Credit Facilities mature on December 29, 2022.

Amounts outstanding under the Credit Facilities bear interest based on a fluctuating rate measured by reference to either, at the Company’s option, a base rate plus an applicable margin or LIBOR plus an applicable margin, with the applicable margin being determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” In addition, a letter of credit fee will accrue on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on LIBOR loans, payable quarterly in arrears. As of July 31, 2020, the applicable margin with respect to base rate loans and LIBOR loans was 0.50% and 1.50%, respectively, and the commitment fee was 0.175%. As of December 31, 2021, the Company will transition to the Secured Overnight Financial Rate ("SOFR") as required by the Credit Facilities. The Company expects the transition to SOFR to be materially similar to LIBOR.

The Credit Agreement includes certain financial covenants, including a maximum “Total Funded Debt to EBITDA Ratio” of no more than 3.25 to 1.00 (with an increase to 3.75 to 1.00 for a certain period upon the consummation of a “Qualified Acquisition”). The Company is also required to maintain a “Fixed Charge Coverage Ratio” of no less than 1.25 to 1.00.

The Credit Agreement includes certain additional covenants, including negative covenants that restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create additional liens on its assets, dispose of its assets or engage in a merger or another similar transaction or engage in transactions with affiliates, subject, in each case, to the various exceptions and conditions described in the Credit Agreement. The negative covenants also restrict the Company’s ability to make certain investments and to make certain restricted payments, including the payment of dividends and repurchase of common stock, in certain limited circumstances. The Company is, however, permitted to make unlimited investments so long as the "Total Funded Debt to EBITDA Ratio" is less than or equal to 3.00 to 1.00 after giving effect to any such investment and no default or event of default has occurred and is continuing or would result from any such investment. The Company is also permitted to make (i) unlimited restricted payments so long as the “Total Funded Debt to EBITDA Ratio” would be less than or equal to 2.75 to 1.00 after giving effect to any such payment and no default or event of default has occurred and is continuing or would result from any such payment and (ii) up to an aggregate of $50 million in restricted payments not otherwise permitted under the Credit Agreement so long as no default or event of default has occurred and is continuing or would result from any such payment.
As of July 31, 2020, the Company's Total Funded Debt to EBITDA Ratio was 2.69 and the Fixed Charge Coverage Ratio was 4.84. As of July 31, 2020, the Company was in compliance with the covenants included in the Credit Agreement.

The Company’s obligations under the Credit Agreement are guaranteed by the Company’s subsidiaries and the obligations of the Company and its subsidiaries are secured by a pledge of substantially all of their respective personal property.

On February 12, 2018, the Company issued $350 million in aggregate principal amount of 4.875% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes mature on March 15, 2026 and interest on the Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year. The Senior Notes are fully and unconditionally guaranteed by each of the Company’s current and future wholly-owned domestic subsidiaries that guarantee the Company’s obligations under the Credit Agreement. The indenture governing the Senior Notes restricts the ability of the Company and the Company’s “restricted subsidiaries” to, as applicable, (i) incur additional indebtedness or issue certain preferred shares, (ii) create liens, (iii) pay dividends, redeem or repurchase stock or make other distributions or restricted payments, (iv) make certain investments, (v) create restrictions on the ability of the “restricted subsidiaries” to pay dividends to the Company or make other intercompany transfers, (vi) transfer or sell assets, (vii) merge or consolidate with a third party and (viii) enter into certain transactions with affiliates of the Company, subject, in each case, to certain qualifications and exceptions as described in the indenture. As of July 31, 2020, the Company and its restricted subsidiaries were in compliance with all covenants under the indenture governing the Senior Notes.

At July 31, 2020, the book value of the Senior Notes was $350 million and the fair value was $357.5 million, based on Level 1 inputs.

Note M--Income Taxes

The effective income tax rate for the three-month periods ended July 31, 2020 and 2019 was 26.6% and 26.0%, respectively. The increase in the effective tax rate for the first quarter of fiscal 2021 as compared to the comparable period in the prior fiscal year was primarily due to a decrease in the benefit from stock-based compensation transactions. During the first quarters of fiscal 2021 and 2020, the Company recognized a tax detriment related to stock-based compensation transactions of $0.2 million and a tax benefit of $0.1 million, respectively.

Note N--Revenue Recognition

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the three-months ended July 31, 2020 and 2019:

	Three months ended
	July 31,
(in thousands)	2020	2019
Home center retailers	$173,995	$198,751
Builders	164,348	172,589
Independent dealers and distributors	51,744	56,025
Net Sales	$390,087	$427,365

Note O--Concentration of Risks

Financial instruments that potentially subject the Company to concentrations of risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with major financial institutions and such balances may, at times, exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk with respect to cash.

Credit is extended to customers based on an evaluation of each customer's financial condition and generally collateral is not required. The Company's customers operate in the new home construction and home remodeling markets.

The Company maintains an allowance for bad debt based upon management's evaluation and judgment of potential net loss. The allowance is estimated based upon historical experience, the effects of current developments and economic conditions and each customer’s current and anticipated financial condition. Estimates and assumptions are periodically reviewed and updated. Any resulting adjustments to the allowance are reflected in current operating results.

At July 31, 2020, the Company's two largest customers, Customers A and B, represented 29.0% and 25.1% of the Company's gross customer receivables, respectively. At July 31, 2019, Customers A and B represented 29.3% and 20.4% of the Company’s gross customer receivables, respectively.

The following table summarizes the percentage of net sales attributable to the Company's two largest customers for the three- and three-months ended July 31, 2020 and 2019:

	Three months ended
	July 31,
	2020	2019
Customer A	27.7%	28.8%
Customer B	16.9%	17.7%

Note P--Leases

Operating Leases - ROU assets related to operating leases are presented as “Operating lease right-of-use assets” on the unaudited condensed consolidated balance sheet. Lease liabilities related to operating leases that are subject to the ASC 842 measurement requirements such as operating leases with lease terms greater than twelve months are presented in “Short-term lease liability - operating” and “Long-term lease liability - operating” on the unaudited condensed consolidated balance sheets.

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

The components of lease costs were as follows:

	Three months ended
	July 31,
(in thousands)	2020	2019
Finance lease cost:
Reduction in the carrying value of right-of-use assets	$98	$612
Interest on lease liabilities	14	53
Operating lease cost	6,706	5,344

Additional information related to leases was as follows:

	Three months ended
	July 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$14	$53
Operating cash flows for operating leases	6,142	5,109
Financing cash flows for financing leases	92	589
Right-of-use assets obtained in exchange for new finance lease liabilities	109	485
Right-of-use assets obtained in exchange for new operating lease liabilities	155	21,118

Weighted average remaining lease term (years)
Weighted average remaining lease term - finance leases	3.22	3.52
Weighted average remaining lease term - operating leases	7.33	6.71

Weighted average discount rate
Weighted average discount rate - finance leases	3.08%	3.23%
Weighted average discount rate - operating leases	3.54%	4.25%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on the unaudited condensed consolidated balance sheet as of July 31, 2020:

(in thousands)	Operating leases	Financing leases
Year ending April 30,
2021	$18,080	$1,759
2022	20,889	1,508
2023	19,870	1,041
2024	17,977	864
2025	15,859	267
Thereafter	55,609	71
Total lease payments	148,284	5,510
Less imputed interest	(17,628)	(255)
Total lease liability	$130,656	$5,255
Current maturities	(19,566)	(2,087)
Lease liability - long-term	$111,090	$3,168
Lease assets	$126,409	$9,782

Note Q--Restructuring

In the fourth quarter of fiscal 2020 and first quarter of fiscal 2021, the Company implemented nationwide reductions in force, which were substantially completed in the fourth quarter of fiscal 2020 and first quarter of fiscal 2021, respectively. During the first quarter of fiscal 2021, the Company recognized pre-tax restructuring charges of $1.7 million related to these reductions in force, which were primarily severance and separation costs.

During June 2020, the Company's Board of Directors approved the closure and eventual disposal of its manufacturing plant located in Humboldt, Tennessee. The Company expects to incur total pre-tax restructuring costs of $3.0 million to $5.0 million related to the closing of the plant, net of building proceeds. The restructuring costs consist of employee severance and separation costs of approximately $0.5 million to $1.0 million, and charges for accelerated depreciation on property, equipment and inventory write-offs of approximately $2.5 million to $4.0 million. The Company expects to recognize substantially all of these costs during fiscal 2021. Operations ceased at the Humboldt plant in July 2020. During the first quarter of fiscal 2021, the Company recognized pre-tax restructuring charges of $1.8 million related to the closure of the plant. Included in the $1.8 million of restructuring charges were $0.4 million of severance and separation costs and $1.4 million for equipment, inventory and facilities-related expenses.

A reserve for restructuring charges is included in accrued compensation and related expenses in the condensed consolidated balance sheets as of July 31, 2020 which relates to employee termination costs accrued but not yet paid as follows:

July 31,
(in thousands)	2020
Restructuring reserve balance at May 1	$189
Expense	1,667
Payments and adjustments	(1,002)

Restructuring reserve balance at July 31	$854

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims that were deemed to be either probable or reasonably possible was not material as of July 31, 2020.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes, both of which are included in Part I, Item 1 of this report.  The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

 Forward-Looking Statements

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts.  These statements may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  In most cases, the reader can identify forward-looking statements by words such as “anticipate,” “estimate,” “forecast,” “expect,” “believe,” “should,” “could,” “would,” “plan,” “may,” “intend,” “estimate,” “prospect,” “goal,” “will,” “predict,” “potential” or other similar words.  Forward-looking statements contained in this report, including elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements.  In addition, the Company participates in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings or deterioration in financial condition.  Factors that could cause actual results to differ materially from those in forward-looking statements made in this report include but are not limited to:

•the impact of COVID-19 on our business, the global and U.S. economy and our customers and suppliers;
•the loss of or a reduction in business from one or more of our key customers;
•negative developments in the macro-economic factors that impact our performance such as the U.S. housing market, general economy, unemployment rates and consumer sentiment and the impact of such developments on our and our customers’ business, operations and access to financing;
•competition from other manufacturers and the impact of such competition on pricing and promotional levels;
•an inability to develop new products or respond to changing consumer preferences and purchasing practices;
•a failure to effectively manage manufacturing operations, alignment and capacity or an inability to maintain the quality of our products;
•the impairment of goodwill, other intangible assets or our long-lived assets;
•an inability to obtain raw materials in a timely manner or fluctuations in raw material and energy costs;
•information systems interruptions or intrusions or the unauthorized release of confidential information concerning customers, employees or other third parties;
•the cost of compliance with, or liabilities related to, environmental or other governmental regulations or changes in governmental or industry regulatory standards, especially with respect to health and safety and the environment;
•a failure to attract and retain certain members of management or other key hourly and salary employees or other negative labor developments, including increases in the cost of labor;
•risks associated with the implementation of our growth strategy;
•risks related to sourcing and selling products internationally and doing business globally, including the imposition of or increases in tariffs or duties on those products;
•unexpected costs resulting from a failure to maintain acceptable quality standards;
•changes in tax laws or the interpretations of existing tax laws;
•the occurrence of significant natural disasters, including earthquakes, fires, floods, and hurricanes or tropical storms;
•the unavailability of adequate capital for our business to grow and compete;
•increased buying power of large customers and the impact on our ability to maintain or raise prices;
•our ability to successfully integrate RSI into our business and operations and the risk that the anticipated economic benefits, costs savings and other synergies in connection with our acquisition of RSI are not fully realized or take longer to realize than expected; and
•limitations on operating our business as a result of covenant restrictions under our indebtedness, and our ability to pay amounts due under the Credit Facilities, the Senior Notes and our other indebtedness.

Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report, including elsewhere in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and also in the Company's most recent Annual Report on Form 10-K for the fiscal year ended April 30, 2020, filed with the SEC, including under Item 1A, "Risk Factors," Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."  While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a material adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes speaks only as of the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Overview

American Woodmark Corporation manufactures and distributes kitchen, bath and home organization products for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors.  On July 31, 2020, the Company operated seventeen manufacturing facilities in the United States and Mexico and eight primary service centers located throughout the United States.

The three-month period ended July 31, 2020 was the Company’s first quarter of its fiscal year that ends on April 30, 2021 (“fiscal 2021”).

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

The COVID-19 pandemic impacted our business operations and financial results beginning in the fourth quarter of fiscal 2020 and continues to impact us in fiscal 2021. Although the financial impact on our overall fiscal 2020 results was limited due to the timing of the outbreak, we saw more material impacts on our results for the first quarter of fiscal 2021 as discussed below. We continue to face numerous uncertainties in estimating the direct and indirect effects of COVID-19 on our present and future business operations, financial condition, results of operations, and liquidity. Due to several rapidly changing variables related to the COVID-19 pandemic, we cannot reasonably estimate future economic trends and the timing of when stability will return. Refer to Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020 for a disclosure of risk factors related to COVID-19.

Financial Overview

The Company’s remodeling-based business was impacted by the following trends during the first quarter of fiscal 2021:

•The median price per existing home sold rose during the second calendar quarter of 2020 compared to the same period one year ago by 4.2% according to data provided by the National Association of Realtors, and existing home sales decreased 18.4% during the second calendar quarter of 2020 compared to the same period in the prior year;
•The unemployment rate increased to 10.2% as of July 2020 compared to 3.7% as of July 2019 according to data provided by the U.S. Department of Labor; however, the unemployment rate decreased from 14.7% in April 2020;
•Mortgage interest rates decreased with a thirty-year fixed mortgage rate of approximately 2.99% in July 2020, a decrease of approximately 78 basis points compared to the same period in the prior year, according to Freddie Mac; and
•Consumer sentiment as tracked by Thomson Reuters/University of Michigan decreased from 98.4 in July 2019 to 72.5 in July 2020.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, housing affordability and sales reported by the Kitchen Cabinet Manufacturers Association (“KCMA”), a trade organization that issues the aggregate sales that have been reported by its members including the largest cabinet manufacturers in the United States.  Based on the totality of factors listed above, the Company believes that the cabinet remodeling market decreased in the low-double digits during the first quarter of fiscal 2021.

The Company’s remodeling sales, which consist of our independent dealer and distributor channel sales and home center retail sales, decreased 11.4% during the first quarter compared to the same prior-year period. Our independent dealer and distributor channel decreased by 7.6% during the first quarter when compared to the comparable prior-year period.  Our home center channel decreased by 12.5% during the first quarter.

New construction sales decreased 4.8% in the first quarter of fiscal 2021, when compared to the same period of fiscal 2020. The Company believes that fluctuations in single-family housing starts are the best indicator of new construction cabinet activity.  Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts decreased 9.4% during the first quarter of fiscal 2021 over the comparable prior year period.  The Company believes it over indexed the market on a unit basis within made-to-order framed builder direct, which was offset by price, mix and declines in our frameless business.

The Company’s total net sales decreased 8.7% during the first quarter of fiscal 2021 compared to the same prior-year period, which was driven primarily by declines in our frameless business and repair and remodel.

The Company earned net income of $16.5 million for the first quarter of fiscal 2021, compared with $26.9 million in the first quarter of its prior fiscal year. Net income for the first quarter of fiscal 2021 was negatively impacted by lower sales due to COVID-19, deleveraging of fixed costs across the Company and a decline in efficiency.

Results of Operations

	Three Months Ended
	July 31,
(in thousands)	2020	2019	Percent Change

Net sales	$390,087	$427,365	(8.7)%
Gross profit	80,138	94,519	(15.2)
Selling and marketing expenses	19,898	20,687	(3.8)
General and administrative expenses	29,983	29,432	1.9

Net Sales. Net sales were $390.1 million for the first quarter of fiscal 2021, a decrease of 8.7% compared with the first quarter of fiscal 2020.  The Company experienced declines in all channels during the first quarter of fiscal 2021 as both the remodel and new construction markets were negatively impacted by COVID-19.

Gross Profit.  Gross profit margin for the first quarter of fiscal 2021 was 20.5%, compared with 22.1% for the same period of fiscal 2020.  Gross margin in the first quarter of the current fiscal year was negatively impacted by lower sales volumes due to COVID-19, deleveraging of fixed costs across the company and a decline in efficiency.

Selling and Marketing Expenses.  Selling and marketing expenses were 5.1% of net sales in the first quarter of fiscal 2021, compared with 4.8% of net sales for same period in fiscal 2020. Selling and marketing expenses as a percentage of net sales increased during the first quarter of fiscal 2021 as a result of higher display and incentive costs and deleverage from lower sales.

General and Administrative Expenses.  General and administrative expenses were 7.7% of net sales in the first quarter of fiscal 2021, compared with 6.9% of net sales in the first quarter of fiscal 2020 The increase in general and administrative expenses as a percentage of net sales during the first quarter was driven by deleverage from lower sales, higher incentive costs and severance costs that were not part of the previously announced restructurings.

Effective Income Tax Rates.  The Company’s effective income tax rate for the three-month periods ended July 31, 2020 and 2019 was 26.6% and 26.0%, respectively. The increase in the effective tax rate for the first quarter as compared to the comparable period in the prior fiscal year was primarily due to a decrease in the benefit from stock-based compensation transactions

Non-GAAP Financial Measures. We have reported our financial results in accordance with generally accepted accounting principles (GAAP). In addition, we have discussed our financial results using the non-GAAP measures described below.

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

Adjusted EPS per diluted share

We use Adjusted EPS per diluted share in evaluating the performance of our business and profitability. Management believes that this measure provides useful information to investors by offering additional ways of viewing the Company’s results by providing an indication of performance and profitability excluding the impact of unusual and/or non-cash items. We define Adjusted EPS per diluted share as diluted earnings per share excluding the per share impact of (1) expenses related to the RSI acquisition and subsequent restructuring charges, (2) non-recurring restructuring charges, (3) the amortization of customer relationship intangibles and trademarks, (4) net gain on debt forgiveness and modification and (5) the tax benefit of RSI acquisition expenses and subsequent restructuring charges, the net gain on debt forgiveness and modification and the amortization of customer relationship intangibles and trademarks. The amortization of intangible assets is driven by the RSI acquisition and will recur in future periods. Management has determined that excluding amortization of intangible assets from our definition of Adjusted EPS per diluted share will better help it evaluate the performance of our business and profitability and we have also received similar feedback from some of our investors regarding the same.

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

We define Adjusted EBITDA as net income adjusted to exclude (1) income tax expense, (2) interest expense, net, (3) depreciation and amortization expense, (4) amortization of customer relationship intangibles and trademarks, (5) expenses related to the RSI acquisition and subsequent restructuring charges, (6) non-recurring restructuring charges, (7) stock-based compensation expense, (8) gain/loss on asset disposals, (9) change in fair value of foreign exchange forward contracts and (10) net gain on debt forgiveness and modification. We believe Adjusted EBITDA, when presented in conjunction with comparable GAAP measures, is useful for investors because management uses Adjusted EBITDA in evaluating the performance of our business.

We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales.

Reconciliation of Adjusted Non-GAAP Financial Measures to the GAAP Equivalents
	Three months ended
	July 31,
(in thousands)	2020	2019

Net income (GAAP)	$16,485	$26,881
Add back:
Income tax expense	5,970	9,457
Interest expense, net	6,030	8,088
Depreciation and amortization expense	12,959	11,863
Amortization of customer relationship intangibles and
trademarks	12,250	12,250
EBITDA (Non-GAAP)	53,694	68,539
Add back:
Acquisition and restructuring related expenses (1)	60	41
Non-recurring restructuring charges (2)	3,460	—
Change in fair value of foreign exchange forward contracts (3)	(1,255)	56
Stock-based compensation expense	961	897
Loss on asset disposal	46	66
Adjusted EBITDA (Non-GAAP)	$56,966	$69,599

Net Sales	$390,087	$427,365
Adjusted EBITDA margin (Non-GAAP)	14.6%	16.3%
(1) Acquisition and restructuring related expenses are comprised of expenses related to the acquisition of RSI Home Products, Inc., the subsequent restructuring charges that the Company incurred related to the acquisition.
(2) Nonrecurring restructuring charges are comprised of expenses incurred related to the permanent layoffs due to COVID-19 and the closure of the manufacturing plant in Humboldt, Tennessee. The three months ended July 31, 2020 includes accelerated depreciation expense of $1.1 million related to Humboldt.
(3) In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange rates. The Company manages these risks through the use of foreign exchange forward contracts. The changes in the fair value of the forward contracts are recorded in other (income) expense in the operating results.

A reconciliation of Adjusted EBITDA and Adjusted EBITDA margin as projected for fiscal 2021 is not provided because we do not forecast net income as we cannot, without unreasonable effort, estimate or predict with certainty various components of net income.

Adjusted EBITDA. Adjusted EBITDA for the first quarter of fiscal 2021 was $57.0 million or 14.6% of net sales compared to $69.6 million or 16.3% of net sales for the same quarter of the prior fiscal year. The decrease in Adjusted EBITDA for the first quarter of fiscal 2021 is primarily due to a decrease in sales due to COVID-19, deleveraging of fixed costs across the Company and a decline in efficiency.

Reconciliation of Net Income to Adjusted Net Income
	Three months ended
	July 31,
(in thousands, except share data)	2020	2019

Net income (GAAP)	$16,485	$26,881
Add back:
Acquisition and restructuring related expenses	60	41
Non-recurring restructuring charges	3,460	—
Amortization of customer relationship intangibles and trademarks	12,250	12,250
Tax benefit of add backs	(4,053)	(3,097)
Adjusted net income (Non-GAAP)	$28,202	$36,075

Weighted average diluted shares	17,013,444	16,907,463
Adjusted EPS per diluted share (Non-GAAP)	$1.66	$2.13

Outlook.  The impact on our fiscal 2021 financial results as a result of the COVID-19 pandemic are uncertain. The Company’s net sales were down 8.7% during the first quarter of fiscal 2021. The Company expects that sales will reflect low to mid-single digit growth in the second quarter of fiscal 2021 versus the same period of the prior year. This growth rate is very dependent upon overall industry and economic growth. Margins will be challenged with increases in labor costs and product launch costs. The Company expects adjusted EBITDA margins for the second quarter of fiscal 2021 to decrease compared to the same period of the prior year. The Company has taken actions to improve its cash position and as of July 31, 2020 had $128.1 million of cash on hand and access to $93.6 million of additional availability under its revolver. We will continue to monitor the situation closely and may implement further measures to provide additional financial flexibility as we work to protect our cash position and liquidity.

The Company continues to track several metrics, including but not limited to housing starts, existing home sales, mortgage interest rates, new jobs growth, GDP growth and consumer confidence, which it believes are leading indicators of overall demand for kitchen and bath cabinetry. The Company believes that housing starts will return to positive growth, driven by, low mortgage rates, growth in new household formation and expansion into rural areas, although the current high unemployment rates and the unknown impacts for COVID-19 are cause for concern.

Additional risks and uncertainties that could affect the Company’s results of operations and financial condition are discussed elsewhere in this report, including under “Forward-Looking Statements,” and elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, including under Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $128.1 million at July 31, 2020, representing a $31.0 million increase from its April 30, 2020 levels.  At July 31, 2020, total long-term debt (including current maturities) was $597.3 million, an increase of $0.2 million from its balance at April 30, 2020.  The Company’s ratio of long-term debt to total capital was 45.2% at July 31, 2020, compared with 45.9% at April 30, 2020.

The Company’s main source of liquidity is its cash and cash equivalents on hand and cash generated from its operating activities. The Company can also borrow up to $100 million under the Revolving Facility. Approximately $93.6 million was available under this facility as of July 31, 2020.

As of July 31, 2020, $122.0 million was outstanding on each of the Initial Term Loan and the Delayed Draw Term Loan for a total of $244.0 million. Amounts outstanding under the Credit Facilities bear interest based on a fluctuating rate measured by reference to either, at the Company’s option, a base rate plus an applicable margin ranging between 0.00% and 1.00% or LIBOR plus an applicable margin ranging between 1.00% and 2.00%, with the applicable margin being determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” As of July 31, 2020, the applicable margin with respect to base rate loans and LIBOR loans was 0.50% and 1.50%, respectively, and the commitment fee was 0.175%.

The Company is required to repay the aggregate outstanding amounts under the Initial Term Loan and the Delayed Draw Term Loan in certain specified quarterly installments that began on April 30, 2018. The Credit Facilities mature on December 29, 2022.

As of July 31, 2020, the Company’s previously issued $350 million in aggregate principal amount of Senior Notes remained outstanding. Interest on the Senior Notes accrues at an annual rate of 4.875% and is payable semi-annually in arrears on March 15 and September 15 of each year. The Senior Notes mature on March 15, 2026.

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

Cash provided by operating activities in the first three months of fiscal 2021 was $40.0 million, compared with $62.6 million in the comparable period of fiscal 2020.  The decrease in the Company’s cash from operating activities was driven primarily by a decrease in net income and cash outflows from customer receivables and inventories.

The Company’s investing activities primarily consist of investment in property, plant and equipment and promotional displays.  Net cash used for investing activities was $7.8 million in the first three months of fiscal 2021, compared with $5.6 million in the comparable period of fiscal 2020. The increase in cash used was due to a decrease in cash received from maturities of certificates of deposit.

During the first three months of fiscal 2021, net cash used by financing activities was $1.2 million, compared with $43.6 million in the comparable period of the prior fiscal year.  The decrease in cash used was primarily driven by the Company’s payments of long-term debt of $42.6 million in the prior year.

On August 22, 2019, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program of up to $50 million of the Company’s common shares. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Credit Agreement and the indenture governing the Senior Notes, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management expects to fund any share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. The Company did not repurchase any of its shares during the fiscal quarter ended July 31, 2020.

Cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations and fund capital expenditures for the remainder of fiscal 2021.

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

Critical Accounting Policies

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no significant changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The costs of the Company’s products are subject to inflationary pressures and commodity price fluctuations.  The Company has generally been able, over time, to recover the effects of inflation and commodity price fluctuations through sales price increases.

The Revolving Facility, Initial Term Loan and Delayed Draw Term Loan include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of July 31, 2020 would increase our annual interest expense by approximately $2.4 million.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 31, 2020.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended July 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the Company’s business.  The Company is not party to any material litigation that does not constitute ordinary, routine litigation incidental to its business.

Item 1A. Risk Factors

Risk factors that may affect the Company’s business, results of operations and financial condition are described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2020 and there have been no material changes from the risk factors disclosed.  Additional risks are discussed elsewhere in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Forward-Looking Statements” and “Outlook.”

Item 6. Exhibits

Exhibit Number	Description

3.1 (a)	Articles of Incorporation as amended effective August 12, 1987 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended January 31, 2003; Commission File No. 000-14798).

3.1 (b)	Articles of Amendment to the Articles of Incorporation effective September 10, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed on August 31, 2004; Commission File No. 000-14798).

3.2	Bylaws – as amended and restated August 20, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed on August 21, 2020; Commission File No. 000-14798).

10.8(a)	Employment Agreement for Mr. M. Scott Culbreth (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K/A filed on August 25, 2020; Commission File No. 000-14798).

10.8(b)	Employment Agreement for Mr. Paul Joachimczyk (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K/A filed on August 25, 2020; Commission File No. 000-14798).

10.8(c)	Employment Agreement for Ms. Teresa M. May (filed herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished Herewith).

101	Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2020 formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/ Paul Joachimczyk
Paul Joachimczyk
Vice President and Chief Financial Officer

Date: August 26, 2020
Signing on behalf of the registrant and
as principal financial and accounting officer