Form 10-Q
period 2020-10-31
AMERICAN WOODMARK CORP
filed 2020-11-24
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
or
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

As of November 23, 2020, 16,993,260 shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	October 31, 2020	April 30, 2020
ASSETS
Current assets
Cash and cash equivalents	$112,560	$97,059
Customer receivables, net	149,165	106,344
Inventories	127,715	111,836
Prepaid expenses and other	14,913	9,933
Total current assets	404,353	325,172
Property, plant and equipment, net	198,895	203,824
Operating lease right-of-use assets	128,125	127,668
Customer relationship intangibles, net	144,611	167,444
Trademarks, net	556	2,222
Goodwill	767,612	767,612
Promotional displays, net	13,965	13,966
Deferred income taxes	1,044	915
Other assets	13,717	13,983
TOTAL ASSETS	$1,672,878	$1,622,806
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$78,401	$56,342
Current maturities of long-term debt	2,096	2,216
Short-term lease liability - operating	19,519	18,896
Accrued compensation and related expenses	56,270	49,064
Accrued marketing expenses	16,958	12,361
Other accrued expenses	21,904	16,727
Total current liabilities	195,148	155,606
Long-term debt, less current maturities	555,911	594,921
Deferred income taxes	47,701	52,935
Long-term lease liability - operating	113,511	112,454
Other long-term liabilities	15,413	6,352
Shareholders' equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and
outstanding shares: at October 31, 2020: 16,993,260; at April 30, 2020: 16,926,537	364,689	359,430
Retained earnings	431,022	392,281
Accumulated other comprehensive loss - Defined benefit pension plans	(50,517)	(51,173)
Total shareholders' equity	745,194	700,538
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,672,878	$1,622,806
See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2020	2019	2020	2019

Net sales	$448,583	$428,016	$838,670	$855,381
Cost of sales and distribution	359,072	340,966	669,021	673,812
Gross Profit	89,511	87,050	169,649	181,569

Selling and marketing expenses	21,608	20,451	41,506	41,138
General and administrative expenses	30,229	29,900	60,212	59,332
Restructuring charges, net	2,791	(188)	6,251	(207)
Operating Income	34,883	36,887	61,680	81,306

Interest expense, net	5,981	7,436	12,011	15,524
Other income, net	(981)	(527)	(2,669)	(534)
Income Before Income Taxes	29,883	29,978	52,338	66,316

Income tax expense	7,627	7,815	13,597	17,272

Net Income	$22,256	$22,163	$38,741	$49,044

Weighted Average Shares Outstanding
Basic	16,992,297	16,919,664	16,964,565	16,892,267
Diluted	17,047,296	16,955,835	17,036,652	16,932,236

Net earnings per share
Basic	$1.31	$1.31	$2.28	$2.90
Diluted	$1.31	$1.31	$2.27	$2.90

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2020	2019	2020	2019

Net income	$22,256	$22,163	$38,741	$49,044

Other comprehensive income, net of tax:
Change in pension benefits, net of deferred taxes of $111 and $108, and $224 and $215 for the three and six months ended October 31, 2020 and 2019, respectively	329	316	656	631

Total Comprehensive Income	$22,585	$22,479	$39,397	$49,675

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	LOSS	EQUITY
Balance, April 30, 2019	16,849,026	$352,424	$317,420	$(49,491)	$620,353

Net income	—	—	26,881	—	26,881
Other comprehensive income,
net of tax	—	—	—	315	315
Stock-based compensation	—	897	—	—	897
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	20,923	(1,050)	—	—	(1,050)
Employee benefit plan
contributions	45,721	3,772	—	—	3,772
Balance, July 31, 2019	16,915,670	$356,043	$344,301	$(49,176)	$651,168

Net income	—	—	22,163	—	22,163
Other comprehensive income,
net of tax	—	—	—	316	316
Stock-based compensation	—	1,178	—	—	1,178
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	5,877	83	—	—	83
Stock repurchases	—	—	—	—	—
Balance, October 31, 2019	16,921,547	$357,304	$366,464	$(48,860)	$674,908

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	LOSS	EQUITY
Balance, April 30, 2020	16,926,537	$359,430	$392,281	$(51,173)	$700,538

Net income	—	—	16,485	—	16,485
Other comprehensive income,
net of tax	—	—	—	327	327
Stock-based compensation	—	961	—	—	961
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	16,212	(534)	—	—	(534)
Employee benefit plan
contributions	45,591	3,743	—	—	3,743
Balance, July 31, 2020	16,988,340	$363,600	$408,766	$(50,846)	$721,520

Net income	—	—	22,256	—	22,256
Other comprehensive income,
net of tax	—	—	—	329	329
Stock-based compensation	—	1,266	—	—	1,266
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	4,920	(177)	—	—	(177)
Balance, October 31, 2020	16,993,260	$364,689	$431,022	$(50,517)	$745,194

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	October 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$38,741	$49,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,779	48,527
Net loss on disposal of property, plant and equipment	332	217
Reduction in the carrying amount of operating lease right-of-use assets	13,366	12,768
Amortization of debt issuance costs	1,263	1,316
Unrealized gain on foreign exchange forward contracts	(1,821)	(96)
Stock-based compensation expense	2,227	2,075
Deferred income taxes	(6,927)	(5,464)
Pension contributions in excess of expense	(1,004)	(626)
Contributions of employer stock to employee benefit plan	3,743	3,772
Other non-cash items	2,299	951
Changes in operating assets and liabilities:
Customer receivables	(45,071)	5,026
Income taxes receivable	2,003	(1,695)
Inventories	(16,805)	(12,123)
Prepaid expenses and other assets	(4,825)	(5,634)
Accounts payable	21,575	673
Accrued compensation and related expenses	7,206	(4,379)
Operating lease liabilities	(12,144)	(11,783)
Marketing and other accrued expenses	20,631	3,663
Net cash provided by operating activities	76,568	86,232

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(14,142)	(15,918)
Proceeds from sales of property, plant and equipment	194	313
Maturities of certificates of deposit	—	1,500
Investment in promotional displays	(4,982)	(4,183)
Net cash used by investing activities	(18,930)	(18,288)

FINANCING ACTIVITIES
Payments of long-term debt	(41,255)	(73,198)
Proceeds from issuance of common stock	—	83
Withholding of employee taxes related to stock-based compensation	(710)	(1,050)
Debt issuance cost	(172)	—
Net cash used by financing activities	(42,137)	(74,165)

Net increase (decrease) in cash and cash equivalents	15,501	(6,221)

	Six Months Ended
	October 31,
	2020	2019
Cash and cash equivalents, beginning of period	97,059	57,656

Cash and cash equivalents, end of period	$112,560	$51,435

Supplemental cash flow information:
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable at period end	$484	$901

Cash paid during the period for:
Interest	$10,848	$15,025
Income taxes	$18,119	$24,573

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2021.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2020 filed with the U.S. Securities and Exchange Commission (“SEC”).

COVID-19: The COVID-19 pandemic impacted our business operations and financial results beginning in the fourth quarter of fiscal 2020 and continues to impact us in fiscal 2021. Although the financial impact on our overall fiscal 2020 results was limited due to the timing of the outbreak, we saw more material impacts on our results for the first quarter of fiscal 2021. We continue to face numerous uncertainties in estimating the direct and indirect effects of COVID-19 on our present and future business operations, financial condition, results of operations and liquidity. Due to several rapidly changing variables related to the COVID-19 pandemic, we cannot reasonably estimate future economic trends and the timing of when stability will return.

Goodwill and Intangible Assets: Goodwill represents the excess of purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In accordance with accounting standards, when evaluating goodwill, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. There were no impairment charges related to goodwill for the three- and six-month periods ended October 31, 2020 and 2019.

Intangible assets consist of customer relationship intangibles and trademarks. The Company amortizes the cost of intangible assets over their estimated useful lives, which range from 3 to 6 years, unless such lives are deemed indefinite. There were no impairment charges related to intangible assets for the three- and six-month periods ended October 31, 2020 and 2019.

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

At October 31, 2020, the Company held forward contracts maturing from November 2020 to April 2021 to purchase 300.6 million Mexican pesos at exchange rates ranging from 21.89 to 23.42 Mexican pesos to one U.S. dollar. An asset of $0.7 million is recorded in prepaid expenses and other on the condensed consolidated balance sheet.

Note B--New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. ASU 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022 and can be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company has identified loans and other financial instruments that are directly or indirectly influenced by LIBOR and does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

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

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which modifies the methodology for recognizing loss impairments on certain types of financial instruments, including receivables. The new methodology requires an entity to estimate the credit losses expected over the life of an exposure. ASU 2016-13 was effective for the Company beginning May 1, 2020. The adoption did not have a material impact on our consolidated financial statements.

Note C--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands, except per share amounts)	2020	2019	2020	2019
Numerator used in basic and diluted net earnings
per common share:
Net income	$22,256	$22,163	$38,741	$49,044
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	16,992	16,920	16,965	16,892
Effect of dilutive securities:
Stock options and restricted stock units	55	36	72	40
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	17,047	16,956	17,037	16,932
Net earnings per share
Basic	$1.31	$1.31	$2.28	$2.90
Diluted	$1.31	$1.31	$2.27	$2.90

There were no potentially dilutive securities for the three- and six-month periods ended October 31, 2020 and 2019, which were excluded from the calculation of net earnings per diluted share.

Note D--Stock-Based Compensation

The Company has various stock-based compensation plans. During the three-months ended October 31, 2020, the Board of Directors of the Company approved grants of 8,200 service-based restricted stock units ("RSUs") to non-employee directors. These service-based RSUs (i) vest daily through the end of the two-year vesting period as long as the recipient continuously remains a member of the Board and (ii) entitle the recipient to receive one share of the Company's common stock per unit vested. During the six-months ended October 31, 2020, the Board of Directors of the Company also approved grants of service-based RSUs and performance-based RSUs to key employees. The employee performance-based RSUs totaled 124,374 units and the employee service-based RSUs totaled 67,006 units. The performance-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if they remain continuously employed with the Company until the units vest.  All of the Company’s RSUs granted to employees cliff-vest three years from the grant date.

For the three and six-month periods ended October 31, 2020 and 2019, stock-based compensation expense was allocated as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
(in thousands)	2020	2019	2020	2019
Cost of sales and distribution	$409	$277	$708	$492
Selling and marketing expenses	354	265	333	473
General and administrative expenses	503	636	1,186	1,110
Stock-based compensation expense	$1,266	$1,178	$2,227	$2,075

During the six months ended October 31, 2020, the Company also approved grants of 11,456 cash-settled performance-based restricted stock tracking units ("RSTUs") and 6,229 cash-settled service-based RSTUs for more junior level employees.  Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of one share of the Company's common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of one share of the Company's common stock as of the payment date if they remain continuously employed with the Company until the units vest.  All of the RSTUs cliff-vest three years from the grant date.  Since the RSTUs will be settled in cash, the grant date fair value of these awards is recorded as a liability until the date of payment.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value.  The Company recognized expense of $0.2 million and $0.2 million for the three-month periods ended October 31, 2020 and 2019, respectively, and $0.4 million and $0.2 million for the six-month periods ended October 31, 2020 and 2019, respectively. A liability for payment of the RSTUs is included in the condensed consolidated balance sheets in the amount of $0.6 million and $0.4 million as of October 31, 2020 and April 30, 2020, respectively.

Note E--Customer Receivables

The components of customer receivables were:

	October 31,	April 30,
(in thousands)	2020	2020
Gross customer receivables	$158,156	$112,528
Less:
Allowance for doubtful accounts	(448)	(472)
Allowance for returns and discounts	(8,543)	(5,712)

Net customer receivables	$149,165	$106,344

Note F--Inventories

The components of inventories were:

	October 31,	April 30,
(in thousands)	2020	2020
Raw materials	$51,500	$51,460
Work-in-process	50,007	42,381
Finished goods	41,247	32,572

Total FIFO inventories	142,754	126,413

Reserve to adjust inventories to LIFO value	(15,039)	(14,577)

Total inventories	$127,715	$111,836

Of the total inventory of $127.7 million at October 31, 2020, $78.0 million is carried under the FIFO method of accounting and $49.7 million is carried under the LIFO method. Of the total inventory of $111.8 million at April 30, 2020, $66.0 million is carried under the FIFO method and $45.8 million is carried under the LIFO method.

Note G--Property, Plant and Equipment

The components of property, plant and equipment were:

	October 31,	April 30,
(in thousands)	2020	2020
Land	$4,431	$4,431
Buildings and improvements	121,743	120,819
Buildings and improvements - finance leases	11,636	11,636
Machinery and equipment	305,692	312,806
Machinery and equipment - finance leases	30,870	30,911
Construction in progress	13,313	8,164
	487,685	488,767
Less accumulated amortization and depreciation	(288,790)	(284,943)

Total	$198,895	$203,824

Amortization and depreciation expense on property, plant and equipment amounted to $10.6 million and $9.2 million for the three months ended October 31, 2020 and 2019, respectively, and $22.2 million and $18.3 million for the six months ended October 31, 2020 and 2019, respectively. The three and six months ended October 31, 2020 includes accelerated depreciation expense of $0.2 million and $1.3 million, respectively, related to the closure of the plant located in Humboldt, Tennessee. Accumulated amortization on finance leases included in the above table amounted to $32.5 million and $32.3 million as of October 31, 2020 and April 30, 2020, respectively.

Note H--Intangibles

The components of customer relationship intangibles were:

	October 31,	April 30,
(in thousands)	2020	2020
Customer relationship intangibles	$274,000	$274,000
Less accumulated amortization	(129,389)	(106,556)

Total	$144,611	$167,444

The components of trademarks were:

	October 31,	April 30,
(in thousands)	2020	2020
Trademarks	$10,000	$10,000
Less accumulated amortization	(9,444)	(7,778)

Total	$556	$2,222

Customer relationship intangibles and trademarks are amortized over the estimated useful lives on a straight-line basis over six and three years, respectively. Amortization expense for each of the three month periods ended October 31, 2020 and 2019 was $12.3 million, and $24.5 million for each of the six month periods ended October 31, 2020 and 2019.

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

The following is a reconciliation of the Company’s warranty liability, which is included in other accrued expenses on the unaudited condensed consolidated balance sheets:

	Six Months Ended
	October 31,
(in thousands)	2020	2019
Beginning balance at May 1	$3,753	$4,616
Accrual	9,560	12,539
Settlements	(8,948)	(12,294)

Ending balance at October 31	$4,365	$4,861

Note J--Pension Benefits

Prior to April 30, 2020, the Company had two defined benefit pension plans covering many of the Company's employees hired prior to April 30, 2012. Effective April 30, 2012, the Company froze all future benefit accruals under the Company’s defined-benefit pension plan. Effective April 30, 2020, these plans were merged into one plan.

On November 16, 2020 the Company filed an application with the Internal Revenue Service to terminate the American Woodmark Corporation Employee Pension Plan (the “Plan”) with a proposed effective date of December 31, 2020 (the “Plan Termination Date”), in a standard termination and the Company expects to incur approximately $1.6 million to terminate the Plan. In connection with the Plan termination and in addition to the Plan termination costs, the Company may be required to make an additional funding contribution to the Plan in order to ensure the Plan is fully funded on a termination basis as of the Benefit Distribution Date, with the amount of such contribution still to be determined. The Benefit Distribution Date will be determined once the Company receives approval from certain regulatory agencies. The additional funding contribution is expected to be funded from cash on hand and the amount will vary depending on the lump sum distribution take rate and the interest rate on the Benefit Distribution Date.

 Net periodic pension benefit cost consisted of the following for the three- and six-month periods ended October 31, 2020 and 2019:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2020	2019	2020	2019
Interest cost	$1,166	$1,494	$2,331	$2,987
Expected return on plan assets	(2,108)	(2,082)	(4,215)	(4,163)
Recognized net actuarial loss	440	423	880	846

Net periodic pension benefit	$(502)	$(165)	$(1,004)	$(330)

The Company did not contribute to its pension plan in the first three and six months of fiscal 2021 and does not expect to contribute any funds during the remainder of fiscal 2021. The Company made contributions of $0.5 million to its pension plans in fiscal 2020.

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

The Company's financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable and short-term debt on the condensed consolidated balance sheets approximate their fair value due to the short maturities of these items. The forward contracts were marked to market and therefore represent fair value. The fair values of these contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The following table summarizes the fair value of assets and liabilities that are recorded in the Company’s consolidated financial statements as of October 31, 2020 and April 30, 2020 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of October 31, 2020
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$827	$—	$—
Foreign exchange forward contracts	—	719	—
Total assets at fair value	$827	$719	$—

	As of April 30, 2020
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$773	$—	$—

LIABILITIES:
Foreign exchange forward contracts	$—	$(1,102)	$—

There were no transfers between Level 1, Level 2 or Level 3 for assets measured at fair value on a recurring basis.

Note L--Loans Payable and Long-Term Debt

On December 29, 2017, the Company entered into a credit agreement (as subsequently amended, the "Credit Agreement") with a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent, providing for a $100 million, 5-year revolving loan facility with a $25 million sub-facility for the issuance of letters of credit (the “Revolving Facility”), a $250 million, 5-year initial term loan facility (the "Initial Term Loan") and a $250 million delayed draw term loan facility (the "Delayed Draw Term Loan" and, together with the Revolving Facility and the Initial Term Loan, the "Credit Facilities"). The Company borrowed the entire $250 million available under each of the Initial Term Loan and the Delayed Draw Term Loan on December 29, 2017 and February 12, 2018, respectively, in connection with its acquisition of RSI Home Products, Inc. (“RSI”) and subsequent refinancing of RSI’s debt. The Company is required to make specified quarterly installments on both the Initial Term Loan and the Delayed Draw Loan. As of October 31, 2020, $102 million was outstanding on each of the Initial Term Loan and the Delayed Draw Loan for a total of $204 million. As of April 30, 2020, $122 million was outstanding on each of the Initial Term Loan and the Delayed Draw Loan for a total of $244 million. The outstanding balance approximates fair value as the Initial Term Loan and Delayed Draw Term Loan have a floating interest rate. There were no amounts outstanding on the Revolving Facility as of October 31, 2020 or April 30, 2020. The Credit Facilities mature on December 29, 2022.

Amounts outstanding under the Credit Facilities bear interest based on a fluctuating rate measured by reference to either, at the Company’s option, a base rate plus an applicable margin or LIBOR plus an applicable margin, with the applicable margin being determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” In addition, a letter of credit fee will accrue on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on LIBOR loans, payable quarterly in arrears. As of October 31, 2020, the applicable margin with respect to base rate loans and LIBOR loans was 0.50% and 1.50%, respectively, and the commitment fee was 0.175%. As of December 31, 2021, the Company will transition to the Secured Overnight Financial Rate ("SOFR") as required by the Credit Facilities. The Company expects the transition to SOFR to be materially similar to LIBOR.

The Credit Agreement includes certain financial covenants. On September 16, 2020 the “Total Funded Debt to EBITDA Ratio” was amended to a “Total Net Funded Debt to EBITDA Ratio” to include Unrestricted Cash in the aggregate amount not to exceed $100 million. The maximum “Total Net Funded Debt to EBITDA Ratio” can be no more than 3.25 to 1.00 (with an increase to 3.75 to 1.00 for a certain period upon the consummation of a “Qualified Acquisition”). The Company is also required to maintain a “Fixed Charge Coverage Ratio” of no less than 1.25 to 1.00.

The Credit Agreement includes certain additional covenants, including negative covenants that restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create additional liens on its assets, dispose of its assets or engage in a merger or another similar transaction or engage in transactions with affiliates, subject, in each case, to the various exceptions and conditions described in the Credit Agreement. The negative covenants also restrict the Company’s ability to make certain investments and to make certain restricted payments, including the payment of dividends and repurchase of common stock, in certain limited circumstances. The Company is, however, permitted to make unlimited investments so long as the "Total Net Funded Debt to EBITDA Ratio" is less than or equal to 3.00 to 1.00 after giving effect to any such investment and no default or event of default has occurred and is continuing or would result from any such investment. The Company is also permitted to make (i) unlimited restricted payments so long as the “Total Net Funded Debt to EBITDA Ratio” would be less than or equal to 2.75 to 1.00 after giving effect to any such payment and no default or event of default has occurred and is continuing or would result from any such payment and (ii) up to an aggregate of $50 million in restricted payments not otherwise permitted under the Credit Agreement so long as no default or event of default has occurred and is continuing or would result from any such payment.
As of October 31, 2020, the Company's Total Net Funded Debt to EBITDA Ratio was 2.08 and the Fixed Charge Coverage Ratio was 5.34. As of October 31, 2020, the Company was in compliance with the covenants included in the Credit Agreement.

The Company’s obligations under the Credit Agreement are guaranteed by the Company’s subsidiaries and the obligations of the Company and its subsidiaries are secured by a pledge of substantially all of their respective personal property.

On February 12, 2018, the Company issued $350 million in aggregate principal amount of 4.875% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes mature on March 15, 2026 and interest on the Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year. The Senior Notes are fully and unconditionally guaranteed by each of the Company’s current and future wholly-owned domestic subsidiaries that guarantee the Company’s obligations under the Credit Agreement. The indenture governing the Senior Notes restricts the ability of the Company and the Company’s “restricted subsidiaries” to, as applicable, (i) incur additional indebtedness or issue certain preferred shares, (ii) create liens, (iii) pay dividends, redeem or repurchase stock or make other distributions or restricted payments, (iv) make certain investments, (v) create restrictions on the ability of the “restricted subsidiaries” to pay dividends to the Company or make other intercompany transfers, (vi) transfer or sell assets, (vii) merge or consolidate with a third party and (viii) enter into certain transactions with affiliates of the Company, subject, in each case, to certain qualifications and exceptions as described in the indenture. As of October 31, 2020, the Company and its restricted subsidiaries were in compliance with all covenants under the indenture governing the Senior Notes.

At October 31, 2020, the book value of the Senior Notes was $350 million and the fair value was $356.6 million, based on Level 1 inputs.

Note M--Income Taxes

The effective income tax rate for the three- and six-month periods ended October 31, 2020 was 25.5% and 26.0%, respectively, compared with 26.1% and 26.0% in the comparable periods in the prior fiscal year. The decrease in the effective tax rate for the second quarter of fiscal 2021 as compared to the comparable period in the prior fiscal year was primarily due to less unfavorable permanent tax items. During the first six months of fiscal 2021 and 2020, the Company recognized a tax detriment related to stock-based compensation transactions of $0.2 million and a tax benefit of $0.1 million, respectively.

Note N--Revenue Recognition

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the three- and six-months ended October 31, 2020 and 2019:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2020	2019	2020	2019
Home center retailers	$223,118	$189,148	$397,113	$387,899
Builders	171,042	184,755	335,390	357,344
Independent dealers and distributors	54,423	54,113	106,167	110,138
Net Sales	$448,583	$428,016	$838,670	$855,381

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

At October 31, 2020, the Company's two largest customers, Customers A and B, represented 31.5% and 25.5% of the Company's gross customer receivables, respectively. At October 31, 2019, Customers A and B represented 25.5% and 19.7% of the Company’s gross customer receivables, respectively.

The following table summarizes the percentage of net sales attributable to the Company's two largest customers for the three- and six-months ended October 31, 2020 and 2019:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Customer A	30.5%	28.7%	29.2%	28.7%
Customer B	19.2%	15.5%	18.1%	16.6%

Note P--Leases

Operating Leases - ROU assets related to operating leases are presented as “Operating lease right-of-use assets” on the unaudited condensed consolidated balance sheets. Lease liabilities related to operating leases with lease terms greater than twelve months are presented in “Short-term lease liability - operating” and “Long-term lease liability - operating” on the unaudited condensed consolidated balance sheets.

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

Finance Leases - ROU assets related to finance leases are presented in "Property, plant and equipment, net” on the unaudited condensed consolidated balance sheet. Lease liabilities related to finance leases are presented in “Current maturities of long-term debt” and “Long-term debt, less current maturities” on the unaudited condensed consolidated balance sheets.

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

The components of lease costs were as follows:

	Six Months Ended
	October 31,
(in thousands)	2020	2019
Finance lease cost:
Reduction in the carrying value of right-of-use assets	$222	$1,239
Interest on lease liabilities	30	105
Operating lease cost	13,366	12,768

Additional information related to leases was as follows:

	Six Months Ended
	October 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$30	$105
Operating cash flows for operating leases	12,164	11,783
Financing cash flows for financing leases	210	1,203
Right-of-use assets obtained in exchange for new finance lease liabilities	941	643
Right-of-use assets obtained in exchange for new operating lease liabilities	6,788	24,178

Weighted average remaining lease term (years)
Weighted average remaining lease term - finance leases	3.18	3.36
Weighted average remaining lease term - operating leases	7.08	6.51

Weighted average discount rate
Weighted average discount rate - finance leases	3.02%	3.20%
Weighted average discount rate - operating leases	3.31%	4.26%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on the unaudited condensed consolidated balance sheet as of October 31, 2020:

(in thousands)	Operating leases	Financing leases
Year ending April 30,
2021	$12,157	$1,247
2022	21,928	1,766
2023	21,250	1,300
2024	19,345	1,001
2025	17,157	318
Thereafter	57,709	92
Total lease payments	149,546	5,724
Less imputed interest	(16,516)	(259)
Total lease liability	133,030	5,465
Current maturities	(19,519)	(2,140)
Lease liability - long-term	$113,511	$3,325
Lease assets	$128,125	$10,013

Note Q--Restructuring

In the fourth quarter of fiscal 2020 and first quarter of fiscal 2021, the Company implemented nationwide reductions in force, which were substantially completed in the fourth quarter of fiscal 2020 and first quarter of fiscal 2021, respectively. During the second quarter and first half of fiscal 2021, the Company recognized pre-tax restructuring charges, net of $(0.1) million and $1.6 million, respectively, related to these reductions in force, which were primarily severance and separation costs.

During June 2020, the Company's Board of Directors approved the closure and eventual disposal of its manufacturing plant located in Humboldt, Tennessee. The Company expects to incur total pre-tax restructuring costs of $3.0 million to $5.0 million related to the closing of the plant, net of building proceeds. The restructuring costs consist of employee severance and separation costs of approximately $0.5 million to $1.0 million, and charges for accelerated depreciation and relocation of property and equipment and inventory write-offs of approximately $2.5 million to $4.0 million. The Company expects to recognize substantially all of these costs during fiscal 2021. Operations ceased at the Humboldt plant in July 2020. During the second quarter and first half of fiscal 2021, the Company recognized pre-tax restructuring charges of $2.9 million and $4.7 million, respectively, related to the closure of the plant. Included in the $4.7 million of restructuring charges for the first half of fiscal 2021 were $0.8 million of severance and separation costs and $3.9 million for equipment, inventory and facilities-related expenses.

A reserve for restructuring charges is included in accrued compensation and related expenses in the condensed consolidated balance sheets as of October 31, 2020 which relates to employee termination costs accrued but not yet paid as follows:

October 31,
(in thousands)	2020
Restructuring reserve balance at May 1	$189
Expense	1,736
Payments and adjustments	(1,502)

Restructuring reserve balance at October 31	$423

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims that were deemed to be either probable or reasonably possible was not material as of October 31, 2020.

The Company’s second quarter of fiscal 2021 results were negatively impacted by an accrual of $1.5 million related to a proposed legal settlement of a putative class action brought on behalf of certain hourly-paid current and former employees of our subsidiaries, RSI Home Products, Inc. and RSI Professional Cabinet Solutions, asserting several claims including violations of California wage and hour laws.
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

Overview

American Woodmark Corporation manufactures and distributes kitchen, bath and home organization products for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors.  On October 31, 2020, the Company operated seventeen manufacturing facilities in the United States and Mexico and eight primary service centers located throughout the United States.

The three-month period ended October 31, 2020 was the Company’s second quarter of its fiscal year that ends on April 30, 2021 (“fiscal 2021”).

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

The pandemic has resulted in federal, state and local governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions or bans, business curtailments, school closures, and other protective measures, some of which have been recently reinstated.

All of our U.S. manufacturing facilities currently qualify as essential operations (or the equivalent) under applicable federal and state orders. Operations in our component plants in Mexico were temporarily suspended for a period of time in April 2020, however, all of our manufacturing facilities and service centers are currently open and operating. We are enforcing social distancing and enhanced health, safety and sanitization measures in accordance with guidelines from the Center for Disease Control. We have also implemented necessary procedures and support to enable a significant portion of our office personnel to work remotely.

The COVID-19 pandemic impacted our business operations and financial results beginning in the fourth quarter of fiscal 2020 and continues to impact us in fiscal 2021. Although the financial impact on our overall fiscal 2020 results was limited due to the timing of the outbreak, we saw more material impacts on our results for the first quarter of fiscal 2021. We continue to face numerous uncertainties in estimating the direct and indirect effects of COVID-19 on our present and future business operations, financial condition, results of operations, and liquidity. Due to several rapidly changing variables related to the COVID-19 pandemic including recent rises in case counts, we cannot reasonably estimate future economic trends and the timing of when stability will return. Refer to Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020 for a disclosure of risk factors related to COVID-19.

Financial Overview

The Company’s remodeling-based business was impacted by the following trends during the second quarter of fiscal 2021:

•The median price per existing home sold rose during the third calendar quarter of 2020 compared to the same period one year ago by 11.7% according to data provided by the National Association of Realtors, and existing home sales increased 13.3% during the third calendar quarter of 2020 compared to the same period in the prior year;
•The unemployment rate increased to 6.9% as of October 2020 compared to 3.6% as of October 2019 according to data provided by the U.S. Department of Labor; however, the unemployment rate decreased from 14.7% in April 2020;
•Mortgage interest rates decreased with a thirty-year fixed mortgage rate of approximately 2.81% in October 2020, a decrease of approximately 88 basis points compared to the same period in the prior year, according to Freddie Mac; and
•Consumer sentiment as tracked by Thomson Reuters/University of Michigan decreased from 95.5 in October 2019 to 81.8 in October 2020.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, housing affordability and sales reported by the Kitchen Cabinet Manufacturers Association (“KCMA”), a trade organization that issues the aggregate sales that have been reported by its members including the largest cabinet manufacturers in the United States.  Based on the totality of factors listed above, the Company believes that the cabinet remodeling market increased in the low to mid-single digits during the second quarter of fiscal 2021.

The Company’s remodeling sales, which consist of our independent dealer and distributor channel sales and home center retail sales, increased 14.1% during the second quarter and 1.1% during the first half of fiscal 2021 compared to the same prior-year period. Our independent dealer and distributor channel increased by 0.6% during the second quarter and decreased 3.6% during the first half of fiscal 2021 compared to the comparable prior-year period.  Our home center channel increased by 18.0% during the second quarter and 2.4% during the first half of fiscal 2021 compared to the comparable prior-year period.

New construction sales decreased 7.4% in the second quarter and 6.1% in the first half of fiscal 2021, compared to the same period of fiscal 2020. The Company believes that fluctuations in single-family housing starts are the best indicator of new construction cabinet activity.  Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts increased 9.5% during the second quarter of fiscal 2021 over the comparable prior year period.  The Company believes we are seeing a shift to the upper side of the sixty to ninety day lag and that we are tracking to market demand on a unit basis within made-to-order framed builder direct, which was offset by price, mix and declines in our frameless business.

The Company’s total net sales increased 4.8% during the second quarter and decreased 2.0% during the first half of fiscal 2021 compared to the same prior-year period, which was driven primarily by growth in the home center channel offset by declines in our new construction channel, primarily within our frameless business.

In the fourth quarter of fiscal 2020 and first quarter of fiscal 2021, the Company implemented nationwide reductions in force, which were substantially completed in the fourth quarter of fiscal 2020 and first quarter of fiscal 2021, respectively. During June 2020, the Company's Board of Directors approved the closure and eventual disposal of its manufacturing plant located in Humboldt, Tennessee. The Company expects to recognize substantially all of the costs related to the closure of the Humboldt facility during fiscal 2021. The Company recorded restructuring charges, net related to these two actions for the three- and six-months ended October 31, 2020 of $2.8 million and $6.3 million, respectively.

The Company earned net income of $22.3 million for the second quarter of fiscal 2021, compared with $22.2 million in the second quarter of its prior fiscal year, and earned net income of $38.7 million for the first half of fiscal 2021, compared with $49.0 million in the same period of the prior year.

Results of Operations

	Three Months Ended			Six Months Ended
	October 31,			October 31,
(in thousands)	2020	2019	Percent Change	2020	2019	Percent Change

Net sales	$448,583	$428,016	4.8%	$838,670	$855,381	(2.0)%
Gross profit	89,511	87,050	2.8	169,649	181,569	(6.6)
Selling and marketing expenses	21,608	20,451	5.7	41,506	41,138	0.9
General and administrative expenses	30,229	29,900	1.1	60,212	59,332	1.5

Net Sales. Net sales were $448.6 million for the second quarter of fiscal 2021, an increase of 4.8% compared with the second quarter of fiscal 2020.  For the first six months of fiscal 2021, net sales were $838.7 million, reflecting a 2.0% decrease compared to the same period of fiscal 2020. The Company experienced double digit growth in the repair and remodel sales channel during the second quarter of fiscal 2021 offset by declines in the new construction markets, which were negatively impacted by COVID-19. The first half of fiscal 2021 experienced single digit growth in our home center sales offset by declines in our dealer distributor and new construction sales channels.

Gross Profit.  Gross profit margin for the second quarter of fiscal 2021 was 20.0% compared with 20.3% for the same period of fiscal 2020. Gross profit margin for the first half of fiscal 2021 was 20.2%, compared with 21.2% for the same period of fiscal 2020.  Gross profit margin in the second quarter of the current fiscal year was negatively impacted by higher material and logistics costs, and increases related to wage and retention programs. This was offset by the leverage of our fixed expenses and a one-time benefit received in the quarter related to Employee Retention Credit of $0.8 million. Gross profit margin in the first half of fiscal 2021 was impacted by higher material and logistics costs, with costs related to wage and retention programs and the deleveraging of our fixed costs due to lower sales.

Selling and Marketing Expenses.  Selling and marketing expenses were 4.8% of net sales in the second quarter and 4.9% of net sales in the first half of fiscal 2021, compared with 4.8% of net sales for each of the same periods in fiscal 2020. Selling and marketing expenses as a percentage of net sales remained flat during the second quarter and first half of fiscal 2021 as a result of higher launch costs and incentive expenses offset with a one-time benefit received in the quarter related to Employee Retention Credit of $1.7 million, and leverage created from higher sales in the second quarter of fiscal 2021.

General and Administrative Expenses.  General and administrative expenses were 6.7% of net sales in the second quarter of fiscal 2021, compared with 7.0% of net sales in the second quarter of fiscal 2020. General and administrative expenses were 7.2% of net sales in the first half of fiscal 2021, compared with 6.9% of net sales in the same period of fiscal 2020. The decrease in general and administrative expenses as a percentage of net sales during the second quarter was driven by the leverage from higher sales, lower spending, impacts of our actions taken in the first quarter of fiscal 2021 and an Employee Retention Credit of $0.4 million, offset by a one-time legal charge of $1.5 million (more fully described in Note R). The increase in general and administrative expenses for the first half of fiscal 2021 was a result of the deleveraging from lower sales, higher incentive costs, severance costs that were not part of the previously announced restructurings and a one-time legal charge of $1.5 million offset by lower spending, the impacts of our actions taken in the first fiscal quarter and an Employee Retention Credit of $0.4 million.

Effective Income Tax Rates.  The Company’s effective income tax rate for the three- and six-month periods ended October 31, 2020 was 25.5% and 26.0%, respectively, compared with 26.1% and 26.0% in the comparable periods in the prior fiscal year. The decrease in the effective tax rate for the second quarter of fiscal 2021 as compared to the comparable period in the prior fiscal year was primarily due to less unfavorable permanent tax items.

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

We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales.

Reconciliation of Adjusted Non-GAAP Financial Measures to the GAAP Equivalents
	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2020	2019	2020	2019

Net income (GAAP)	$22,256	$22,163	$38,741	$49,044
Add back:
Income tax expense	7,627	7,815	13,597	17,272
Interest expense, net	5,981	7,436	12,011	15,524
Depreciation and amortization expense	13,019	12,164	25,978	24,027
Amortization of customer relationship intangibles and
trademarks	12,250	12,250	24,500	24,500
EBITDA (Non-GAAP)	$61,133	$61,828	114,827	130,367
Add back:
Acquisition and restructuring related expenses (1)	61	(130)	121	(89)
Non-recurring restructuring charges (2)	2,791	—	6,251	—
Change in fair value of foreign exchange forward contracts (3)	(566)	(152)	(1,821)	(96)
Stock-based compensation expense	1,266	1,178	2,227	2,075
Loss on asset disposal	286	151	332	217
Adjusted EBITDA (Non-GAAP)	$64,971	$62,875	121,937	132,474

Net Sales	$448,583	$428,016	$838,670	$855,381
Adjusted EBITDA margin (Non-GAAP)	14.5%	14.7%	14.5%	15.5%
(1) Acquisition and restructuring related expenses are comprised of expenses related to the acquisition of RSI Home Products, Inc., the subsequent restructuring charges that the Company incurred related to the acquisition.
(2) Nonrecurring restructuring charges are comprised of expenses incurred related to the permanent layoffs due to COVID-19 and the closure of the manufacturing plant in Humboldt, Tennessee. The three- six-months ended October 31, 2020 includes accelerated depreciation expense of $0.2 million and $1.3 million, respectively, related to Humboldt.
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

Adjusted EBITDA. Adjusted EBITDA for the second quarter of fiscal 2021 was $65.0 million or 14.5% of net sales compared to $62.9 million or 14.7% of net sales for the same quarter of the prior fiscal year. Adjusted EBITDA for the first half of fiscal 2021 was $121.9 million or 14.5% of net sales compared to $132.5 million or 15.5% of net sales for the same period of the prior fiscal year. The increase in Adjusted EBITDA for the second quarter of fiscal 2021 is primarily due to increased sales, leveraging of fixed costs across the Company, lower spending and positive impacts of the actions taken in the first fiscal quarter of 2021. The decrease in Adjusted EBITDA for the first half of fiscal 2021 is primarily due to a decrease in sales due to COVID-19 and deleveraging of our fixed costs.

Reconciliation of Net Income to Adjusted Net Income
	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands, except share data)	2020	2019	2020	2019

Net income (GAAP)	$22,256	$22,163	$38,741	$49,044
Add back:
Acquisition and restructuring related expenses	61	$(130)	121	(89)
Non-recurring restructuring charges	2,791	$—	6,251	—
Amortization of customer relationship intangibles and trademarks	12,250	$12,250	24,500	24,500
Tax benefit of add backs	(3,850)	$(3,103)	(7,903)	(6,200)
Adjusted net income (Non-GAAP)	$33,508	$31,180	$61,710	$67,255

Weighted average diluted shares	17,047,296	16,955,835	17,036,652	16,932,236
Adjusted EPS per diluted share (Non-GAAP)	$1.97	$1.84	$3.62	$3.97

Outlook.  The impact on our fiscal 2021 financial results as a result of the COVID-19 pandemic are uncertain. The Company’s net sales were up 4.8% during the second quarter of fiscal 2021. The Company currently expects that sales will reflect mid to upper single digit growth in the third quarter of fiscal 2021 versus the same period of the prior year. This growth rate is very dependent upon overall industry and economic growth, both of which are subject to the ever-changing COVID-19 environment. Margins will be challenged with increases in labor costs and product launch costs. The Company expects adjusted EBITDA margins for the third quarter of fiscal 2021 to increase compared to the same period of the prior year. The Company has taken actions to improve its cash position and as of October 31, 2020 had $112.6 million of cash on hand and access to $93.0 million of additional availability under its revolver. We will continue to monitor the situation closely and may implement further measures to provide additional financial flexibility as we work to protect our cash position and liquidity.

The Company continues to track several metrics, including but not limited to housing starts, existing home sales, mortgage interest rates, new jobs growth, GDP growth and consumer confidence, which it believes are leading indicators of overall demand for kitchen and bath cabinetry. The Company believes that housing starts will continue to show positive growth, driven by, low mortgage rates, growth in new household formation and expansion into rural areas, although the current high unemployment rates and the unknown impacts for COVID-19 are cause for concern.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $112.6 million at October 31, 2020, representing a $15.5 million increase from its April 30, 2020 levels.  At October 31, 2020, total long-term debt (including current maturities) was $558.0 million, a decrease of $39.1 million from its balance at April 30, 2020.  The Company’s ratio of long-term debt to total capital was 42.7% at October 31, 2020, compared with 45.9% at April 30, 2020.

The Company’s main source of liquidity is its cash and cash equivalents on hand and cash generated from its operating activities. The Company can also borrow up to $100 million under the Revolving Facility. Approximately $93.0 million was available under this facility as of October 31, 2020.

As of October 31, 2020, $102.0 million was outstanding on each of the Initial Term Loan and the Delayed Draw Term Loan for a total of $204.0 million. Amounts outstanding under the Credit Facilities bear interest based on a fluctuating rate measured by reference to either, at the Company’s option, a base rate plus an applicable margin ranging between 0.00% and 1.00% or

LIBOR plus an applicable margin ranging between 1.00% and 2.00%, with the applicable margin being determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” As of October 31, 2020, the applicable margin with respect to base rate loans and LIBOR loans was 0.50% and 1.50%, respectively, and the commitment fee was 0.175%.

The Company is required to repay the aggregate outstanding amounts under the Initial Term Loan and the Delayed Draw Term Loan in certain specified quarterly installments that began on April 30, 2018. The Credit Facilities mature on December 29, 2022.

As of October 31, 2020, the Company’s previously issued $350 million in aggregate principal amount of Senior Notes remained outstanding. Interest on the Senior Notes accrues at an annual rate of 4.875% and is payable semi-annually in arrears on March 15 and September 15 of each year. The Senior Notes mature on March 15, 2026.

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

Cash provided by operating activities in the first six months of fiscal 2021 was $76.6 million, compared with $86.2 million in the comparable period of fiscal 2020.  The decrease in the Company’s cash from operating activities was driven primarily by a decrease in net income and cash outflows from customer receivables and inventories, offset by cash inflows from accounts payable.

The Company’s investing activities primarily consist of investment in property, plant and equipment and promotional displays.  Net cash used for investing activities was $18.9 million in the first six months of fiscal 2021, compared with $18.3 million in the comparable period of fiscal 2020. The increase in cash used was due to a decrease in cash received from maturities of certificates of deposit.

During the first six months of fiscal 2021, net cash used by financing activities was $42.1 million, compared with $74.2 million in the comparable period of the prior fiscal year.  The decrease in cash used was primarily driven by the Company’s payments of long-term debt of $41.3 million in the first half of fiscal 2021 compared with $73.2 million in the prior year.

On August 22, 2019, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program of up to $50 million of the Company’s common shares. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Credit Agreement and the indenture governing the Senior Notes, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management expects to fund any share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. The Company did not repurchase any of its shares during the fiscal quarter ended October 31, 2020.

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

The Revolving Facility, Initial Term Loan and Delayed Draw Term Loan include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of October 31, 2020 would increase our annual interest expense by approximately $2.0 million.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2020.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended October 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Description

3.1 (a)	Articles of Incorporation as amended effective August 12, 1987 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended January 31, 2003; Commission File No. 000-14798).

3.1 (b)	Articles of Amendment to the Articles of Incorporation effective September 10, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed on August 31, 2004; Commission File No. 000-14798).

3.2	Bylaws – as amended and restated August 20, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed on August 21, 2020; Commission File No. 000-14798).

10.1(g)	Amendment No. 3, dated as of September 16, 2020, to the Credit Agreement, dated as of December 29, 2017, among American Woodmark Corporation, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (filed herewith).

10.8(a)	Employment Agreement for Mr. M. Scott Culbreth (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K/A filed on August 25, 2020; Commission File No. 000-14798).

10.8(b)	Employment Agreement for Mr. Paul Joachimczyk (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K/A filed on August 25, 2020; Commission File No. 000-14798).

10.8(c)	Employment Agreement for Ms. Teresa M. May (incorporated by reference to Exhibit 10.8(c) to the Registrant’s Form 10-Q filed on August 26, 2020; Commission File No. 000-14798).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished Herewith).

101	Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020 formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/ Paul Joachimczyk
Paul Joachimczyk
Vice President and Chief Financial Officer

Date: November 24, 2020
Signing on behalf of the registrant and
as principal financial and accounting officer