Form 10-Q
period 2021-01-31
AMERICAN WOODMARK CORP
filed 2021-02-25
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2021
or
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

As of February 24, 2021, 17,001,147 shares of the Registrant’s Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	January 31, 2021	April 30, 2020
ASSETS
Current assets
Cash and cash equivalents	$91,792	$97,059
Customer receivables, net	147,834	106,344
Inventories	144,592	111,836
Prepaid expenses and other	19,836	9,933
Total current assets	404,054	325,172
Property, plant and equipment, net	200,885	203,824
Operating lease right-of-use assets	121,600	127,668
Customer relationship intangibles, net	133,194	167,444
Trademarks, net	—	2,222
Goodwill	767,612	767,612
Promotional displays, net	14,221	13,966
Deferred income taxes	1,101	915
Other assets	14,201	13,983
TOTAL ASSETS	$1,656,868	$1,622,806
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$88,765	$56,342
Current maturities of long-term debt	2,044	2,216
Short-term lease liability - operating	18,435	18,896
Accrued compensation and related expenses	66,660	49,064
Accrued marketing expenses	13,046	12,361
Other accrued expenses	21,933	16,727
Total current liabilities	210,883	155,606
Long-term debt, less current maturities	516,556	594,921
Deferred income taxes	45,609	52,935
Long-term lease liability - operating	108,939	112,454
Other long-term liabilities	11,490	6,352
Shareholders' equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and
outstanding shares: at January 31, 2021: 17,001,147; at April 30, 2020: 16,926,537	365,363	359,430
Retained earnings	448,217	392,281
Accumulated other comprehensive loss - Defined benefit pension plans	(50,189)	(51,173)
Total shareholders' equity	763,391	700,538
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,656,868	$1,622,806
See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2021	2020	2021	2020

Net sales	$431,954	$395,755	$1,270,624	$1,251,136
Cost of sales and distribution	356,134	323,407	1,025,155	997,219
Gross Profit	75,820	72,348	245,469	253,917

Selling and marketing expenses	21,862	21,401	63,368	62,539
General and administrative expenses	26,202	26,914	86,414	86,246
Restructuring charges, net	(847)	—	5,404	(207)
Operating Income	28,603	24,033	90,283	105,339

Interest expense, net	5,746	6,924	17,757	22,448
Other income, net	(259)	(165)	(2,928)	(699)
Income Before Income Taxes	23,116	17,274	75,454	83,590

Income tax expense	5,921	4,470	19,518	21,742

Net Income	$17,195	$12,804	$55,936	$61,848

Weighted Average Shares Outstanding
Basic	16,994,975	16,922,231	16,974,701	16,902,255
Diluted	17,047,211	16,974,956	17,036,586	16,947,449

Net earnings per share
Basic	$1.01	$0.76	$3.30	$3.66
Diluted	$1.01	$0.75	$3.28	$3.65

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2021	2020	2021	2020

Net income	$17,195	$12,804	$55,936	$61,848

Other comprehensive income, net of tax:
Change in pension benefits, net of deferred taxes of $111 and $107, and $338 and $322 for the three and nine months ended January 31, 2021 and 2020, respectively	328	315	984	946

Total Comprehensive Income	$17,523	$13,119	$56,920	$62,794

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	LOSS	EQUITY
Balance, April 30, 2019	16,849,026	$352,424	$317,420	$(49,491)	$620,353

Net income	—	—	26,881	—	26,881
Other comprehensive income,
net of tax	—	—	—	315	315
Stock-based compensation	—	897	—	—	897
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	20,923	(1,050)	—	—	(1,050)
Employee benefit plan
contributions	45,721	3,772	—	—	3,772
Balance, July 31, 2019	16,915,670	$356,043	$344,301	$(49,176)	$651,168

Net income	—	—	22,163	—	22,163
Other comprehensive income,
net of tax	—	—	—	316	316
Stock-based compensation	—	1,178	—	—	1,178
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	5,877	83	—	—	83
Stock repurchases	—	—	—	—	—
Balance, October 31, 2019	16,921,547	$357,304	$366,464	$(48,860)	$674,908

Net income	—	—	12,804	—	12,804
Other comprehensive income,
net of tax	—	—	—	315	315
Stock-based compensation	—	1,047	—	—	1,047
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	3,700	211	—	—	211
Balance, January 31, 2020	16,925,247	$358,562	$379,268	$(48,545)	$689,285

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	LOSS	EQUITY
Balance, April 30, 2020	16,926,537	$359,430	$392,281	$(51,173)	$700,538

Net income	—	—	16,485	—	16,485
Other comprehensive income,
net of tax	—	—	—	327	327
Stock-based compensation	—	961	—	—	961
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	16,212	(534)	—	—	(534)
Employee benefit plan
contributions	45,591	3,743	—	—	3,743
Balance, July 31, 2020	16,988,340	$363,600	$408,766	$(50,846)	$721,520

Net income	—	—	22,256	—	22,256
Other comprehensive income,
net of tax	—	—	—	329	329
Stock-based compensation	—	1,266	—	—	1,266
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	4,920	(177)	—	—	(177)
Balance, October 31, 2020	16,993,260	$364,689	$431,022	$(50,517)	$745,194

Net income	—	—	17,195	—	17,195
Other comprehensive income,
net of tax	—	—	—	328	328
Stock-based compensation	—	1,316	—	—	1,316
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	7,887	(642)	—	—	(642)
Balance, January 31, 2021	17,001,147	$365,363	$448,217	$(50,189)	$763,391

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	January 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$55,936	$61,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,482	73,362
Net (gain) loss on disposal of property, plant and equipment	(2,008)	350
Reduction in the carrying amount of operating lease right-of-use assets	20,252	19,462
Amortization of debt issuance costs	1,901	1,963
Unrealized gain on foreign exchange forward contracts	(1,720)	(244)
Stock-based compensation expense	3,543	3,122
Deferred income taxes	(8,939)	(8,623)
Pension contributions in excess of expense	(1,505)	(964)
Contributions of employer stock to employee benefit plan	3,743	3,772
Other non-cash items	1,899	314
Changes in operating assets and liabilities:
Customer receivables	(43,564)	5,170
Income taxes receivable	(4,070)	(5,229)
Inventories	(33,835)	(14,289)
Prepaid expenses and other assets	(6,606)	(6,785)
Accounts payable	31,293	4,438
Accrued compensation and related expenses	9,309	(9,193)
Operating lease liabilities	(18,161)	(16,731)
Marketing and other accrued expenses	23,559	465
Net cash provided by operating activities	107,509	112,208

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(25,479)	(25,563)
Proceeds from sales of property, plant and equipment	3,872	321
Maturities of certificates of deposit	—	1,500
Investment in promotional displays	(7,757)	(6,471)
Net cash used by investing activities	(29,364)	(30,213)

FINANCING ACTIVITIES
Payments of long-term debt	(81,889)	(91,833)
Proceeds from issuance of common stock	—	295
Withholding of employee taxes related to stock-based compensation	(1,351)	(1,050)
Debt issuance cost	(172)	—
Net cash used by financing activities	(83,412)	(92,588)

Net decrease in cash and cash equivalents	(5,267)	(10,593)

	Nine Months Ended
	January 31,
	2021	2020
Cash and cash equivalents, beginning of period	97,059	57,656

Cash and cash equivalents, end of period	$91,792	$47,063

Supplemental cash flow information:
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable at period end	$1,130	$1,953

Cash paid during the period for:
Interest	$11,757	$17,322
Income taxes	$31,830	$35,870

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2021.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2020 filed with the U.S. Securities and Exchange Commission (“SEC”).

COVID-19: The COVID-19 pandemic impacted our business operations and financial results beginning in the fourth quarter of fiscal 2020 and continues to impact us in fiscal 2021. Although the financial impact on our overall fiscal 2020 results was limited due to the timing of the outbreak, we saw more material impacts on our results for the first quarter of fiscal 2021. Although the impacts from the COVID-19 pandemic lessened in the second and third quarter of fiscal 2021, we continue to face numerous uncertainties in estimating the direct and indirect effects of COVID-19 on our present and future business operations, financial condition, results of operations and liquidity. Due to several rapidly changing variables related to the COVID-19 pandemic, we cannot reasonably estimate future economic trends and the timing of when stability will return.

Goodwill and Intangible Assets: Goodwill represents the excess of purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In accordance with accounting standards, when evaluating goodwill, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. There were no impairment charges related to goodwill for the three- and nine-month periods ended January 31, 2021 and 2020.

Intangible assets consist of customer relationship intangibles and trademarks. The Company amortizes the cost of intangible assets over their estimated useful lives, which range from 3 to 6 years, unless such lives are deemed indefinite. There were no impairment charges related to intangible assets for the three- and nine-month periods ended January 31, 2021 and 2020.

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

At January 31, 2021, the Company held forward contracts maturing from February 2021 to April 2021 to purchase 128.8 million Mexican pesos at exchange rates ranging from 22.12 to 23.42 Mexican pesos to one U.S. dollar. An asset of $0.6 million is recorded in prepaid expenses and other on the condensed consolidated balance sheet.

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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which modifies the methodology for recognizing loss impairments on certain types of financial instruments, including receivables. The new methodology requires an entity to estimate the credit losses expected over the life of an exposure. ASU 2016-13 was effective for the Company beginning May 1, 2020. The adoption did not have a material impact on our consolidated financial statements.

Note C--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator used in basic and diluted net earnings
per common share:
Net income	$17,195	$12,804	$55,936	$61,848
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	16,995	16,922	16,975	16,902
Effect of dilutive securities:
Stock options and restricted stock units	52	53	62	45
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	17,047	16,975	17,037	16,947
Net earnings per share
Basic	$1.01	$0.76	$3.30	$3.66
Diluted	$1.01	$0.75	$3.28	$3.65

There were no potentially dilutive securities for the three- and nine-month periods ended January 31, 2021 and 2020, which were excluded from the calculation of net earnings per diluted share.

Note D--Stock-Based Compensation

The Company has various stock-based compensation plans. During the nine-months ended January 31, 2021, the Board of Directors of the Company approved grants of service-based restricted stock units ("RSUs") and performance-based RSUs to key employees and non-employee directors. The employee performance-based RSUs totaled 124,374 units and the employee and non-employee director service-based RSUs totaled 75,206 units. The performance-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSUs entitle the recipients to receive one share of the Company’s common stock per unit granted if they remain continuously employed with the Company until the units vest.  All of the Company’s RSUs granted to employees cliff-vest three years from the grant date, while RSUs granted to non-employee directors vest daily over a two-year period from the date of grant.

For the three and nine-month periods ended January 31, 2021 and 2020, stock-based compensation expense was allocated as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in thousands)	2021	2020	2021	2020
Cost of sales and distribution	$426	$224	$1,134	$716
Selling and marketing expenses	365	240	698	713
General and administrative expenses	525	583	1,711	1,693
Stock-based compensation expense	$1,316	$1,047	$3,543	$3,122

During the nine months ended January 31, 2021, the Company also approved grants of 11,456 cash-settled performance-based restricted stock tracking units ("RSTUs") and 6,229 cash-settled service-based RSTUs for more junior level employees.  Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of one share of the Company's common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of one share of the Company's common stock as of the payment date if they remain continuously employed with the Company until the units vest.  All of the RSTUs cliff-vest three years from the grant date.  Since the RSTUs will be settled in cash, the grant date fair value of these awards is recorded as a liability until the date of payment.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value.  The Company recognized expense of $0.2 million and $0.2 million for the three-month periods ended January 31, 2021 and 2020, respectively, and $0.6 million and $0.4 million for the nine-month periods ended January 31, 2021 and 2020, respectively. A liability for payment of the RSTUs is included in the condensed consolidated balance sheets in the amount of $0.8 million and $0.4 million as of January 31, 2021 and April 30, 2020, respectively.

Note E--Customer Receivables

The components of customer receivables were:

	January 31,	April 30,
(in thousands)	2021	2020
Gross customer receivables	$156,732	$112,528
Less:
Allowance for doubtful accounts	(371)	(472)
Allowance for returns and discounts	(8,527)	(5,712)

Net customer receivables	$147,834	$106,344

Note F--Inventories

The components of inventories were:

	January 31,	April 30,
(in thousands)	2021	2020
Raw materials	$60,321	$51,460
Work-in-process	51,967	42,381
Finished goods	47,343	32,572

Total FIFO inventories	159,631	126,413

Reserve to adjust inventories to LIFO value	(15,039)	(14,577)

Total inventories	$144,592	$111,836

Of the total inventory of $144.6 million at January 31, 2021, $88.3 million is carried under the FIFO method of accounting and $56.3 million is carried under the LIFO method. Of the total inventory of $111.8 million at April 30, 2020, $66.0 million is carried under the FIFO method and $45.8 million is carried under the LIFO method.

Note G--Property, Plant and Equipment

The components of property, plant and equipment were:

	January 31,	April 30,
(in thousands)	2021	2020
Land	$4,431	$4,431
Buildings and improvements	115,515	120,819
Buildings and improvements - finance leases	11,636	11,636
Machinery and equipment	309,152	312,806
Machinery and equipment - finance leases	31,440	30,911
Construction in progress	19,608	8,164
	491,782	488,767
Less accumulated amortization and depreciation	(290,897)	(284,943)

Total	$200,885	$203,824

Amortization and depreciation expense on property, plant and equipment amounted to $10.3 million and $9.3 million for the three months ended January 31, 2021 and 2020, respectively, and $32.5 million and $27.6 million for the nine months ended January 31, 2021 and 2020, respectively. The nine months ended January 31, 2021 includes accelerated depreciation expense of $1.3 million related to the closure of the plant located in Humboldt, Tennessee. There was no accelerated depreciation for the three months ended January 31, 2021. Accumulated amortization on finance leases included in the above table amounted to $33.2 million and $32.3 million as of January 31, 2021 and April 30, 2020, respectively.

Note H--Intangibles

The components of customer relationship intangibles were:

	January 31,	April 30,
(in thousands)	2021	2020
Customer relationship intangibles	$274,000	$274,000
Less accumulated amortization	(140,806)	(106,556)

Total	$133,194	$167,444

The components of trademarks were:

	January 31,	April 30,
(in thousands)	2021	2020
Trademarks	$10,000	$10,000
Less accumulated amortization	(10,000)	(7,778)

Total	$—	$2,222

Customer relationship intangibles and trademarks are amortized over the estimated useful lives on a straight-line basis over six and three years, respectively. Amortization expense for the three month periods ended January 31, 2021 and 2020 was $12.0 million and $12.3 million, respectively, and $36.5 million and $36.8 million, respectively, for each of the nine month periods ended January 31, 2021 and 2020.

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

The following is a reconciliation of the Company’s warranty liability, which is included in other accrued expenses on the unaudited condensed consolidated balance sheets:

	Nine Months Ended
	January 31,
(in thousands)	2021	2020
Beginning balance at May 1	$3,753	$4,616
Accrual	13,885	17,132
Settlements	(13,150)	(17,611)

Ending balance at January 31	$4,488	$4,137

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

Net periodic pension benefit cost consisted of the following for the three- and nine-month periods ended January 31, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2021	2020	2021	2020
Interest cost	$1,165	$1,493	$3,496	$4,480
Expected return on plan assets	(2,107)	(2,082)	(6,322)	(6,245)
Recognized net actuarial loss	441	423	1,321	1,269

Net periodic pension benefit	$(501)	$(166)	$(1,505)	$(496)

The Company did not contribute to its pension plan in the first nine months of fiscal 2021 and does not expect to contribute any funds during the remainder of fiscal 2021. The Company made contributions of $0.5 million to its pension plans in fiscal 2020.

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

The Company's financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable and short-term debt on the condensed consolidated balance sheets approximate their fair value due to the short maturities of these items. The forward contracts were marked to market and therefore represent fair value. The fair values of these contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The following table summarizes the fair value of assets and liabilities that are recorded in the Company’s consolidated financial statements as of January 31, 2021 and April 30, 2020 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of January 31, 2021
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$659	$—	$—
Foreign exchange forward contracts	—	618	—
Total assets at fair value	$659	$618	$—

	As of April 30, 2020
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$773	$—	$—

LIABILITIES:
Foreign exchange forward contracts	$—	$(1,102)	$—

There were no transfers between Level 1, Level 2 or Level 3 for assets measured at fair value on a recurring basis.

Note L--Loans Payable and Long-Term Debt

On December 29, 2017, the Company entered into a credit agreement (as subsequently amended, the "Credit Agreement") with a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent, providing for a $100 million, 5-year revolving loan facility with a $25 million sub-facility for the issuance of letters of credit (the “Revolving Facility”), a $250 million, 5-year initial term loan facility (the "Initial Term Loan") and a $250 million delayed draw term loan facility (the "Delayed Draw Term Loan" and, together with the Revolving Facility and the Initial Term Loan, the "Credit Facilities"). The Company borrowed the entire $250 million available under each of the Initial Term Loan and the Delayed Draw Term Loan on December 29, 2017 and February 12, 2018, respectively, in connection with its acquisition of RSI Home Products, Inc. (“RSI”) and subsequent refinancing of RSI’s debt. The Company is required to make specified quarterly installments on both the Initial Term Loan and the Delayed Draw Loan. As of January 31, 2021, $82 million was outstanding on each of the Initial Term Loan and the Delayed Draw Loan for a total of $164 million. As of April 30, 2020, $122 million was outstanding on each of the Initial Term Loan and the Delayed Draw Loan for a total of $244 million. The outstanding balance approximates fair value as the Initial Term Loan and Delayed Draw Term Loan have a floating interest rate. There were no amounts outstanding on the Revolving Facility as of January 31, 2021 or April 30, 2020. The Credit Facilities mature on December 29, 2022.

Amounts outstanding under the Credit Facilities bear interest based on a fluctuating rate measured by reference to either, at the Company’s option, a base rate plus an applicable margin or LIBOR plus an applicable margin, with the applicable margin being determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” In addition, a letter of credit fee will accrue on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on LIBOR loans, payable quarterly in arrears. As of January 31, 2021, the applicable margin with respect to base rate loans and LIBOR loans was 0.50% and 1.50%, respectively, and the commitment fee was 0.175%. As of December 31, 2021, the Company will transition to the Secured Overnight Financial Rate ("SOFR") as required by the Credit Facilities. The Company expects the transition to SOFR to be materially similar to LIBOR.

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
As of January 31, 2021, the Company's Total Net Funded Debt to EBITDA Ratio was 1.91 to 1.00 and the Fixed Charge Coverage Ratio was 6.50 to 1.00. As of January 31, 2021, the Company was in compliance with the covenants included in the Credit Agreement.

The Company’s obligations under the Credit Agreement are guaranteed by the Company’s subsidiaries and the obligations of the Company and its subsidiaries are secured by a pledge of substantially all of their respective personal property.

On February 12, 2018, the Company issued $350 million in aggregate principal amount of 4.875% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes mature on March 15, 2026 and interest on the Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year. The Senior Notes are fully and unconditionally guaranteed by each of the Company’s current and future wholly-owned domestic subsidiaries that guarantee the Company’s obligations under the Credit Agreement. The indenture governing the Senior Notes restricts the ability of the Company and the Company’s “restricted subsidiaries” to, as applicable, (i) incur additional indebtedness or issue certain preferred shares, (ii) create liens, (iii) pay dividends, redeem or repurchase stock or make other distributions or restricted payments, (iv) make certain investments, (v) create restrictions on the ability of the “restricted subsidiaries” to pay dividends to the Company or make other intercompany transfers, (vi) transfer or sell assets, (vii) merge or consolidate with a third party and (viii) enter into certain transactions with affiliates of the Company, subject, in each case, to certain qualifications and exceptions as described in the indenture. As of January 31, 2021, the Company and its restricted subsidiaries were in compliance with all covenants under the indenture governing the Senior Notes.

At January 31, 2021, the book value of the Senior Notes was $350 million and the fair value was $360.5 million, based on Level 1 inputs.

Note M--Income Taxes

The effective income tax rate for the three- and nine-month periods ended January 31, 2021 was 25.6% and 25.9%, respectively, compared with 25.9% and 26.0% in the comparable periods in the prior fiscal year. The effective rate was higher than the 21.0% U.S. statutory rate for all periods presented primarily due to state income taxes.

Note N--Revenue Recognition

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the three- and nine-months ended January 31, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2021	2020	2021	2020
Home center retailers	$216,819	$191,544	$613,932	$579,443
Builders	161,113	155,169	496,503	512,513
Independent dealers and distributors	54,022	49,042	160,189	159,180
Net Sales	$431,954	$395,755	$1,270,624	$1,251,136

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

At January 31, 2021, the Company's two largest customers, Customers A and B, represented 32.9% and 21.1% of the Company's gross customer receivables, respectively. At January 31, 2020, Customers A and B represented 30.3% and 24.5% of the Company’s gross customer receivables, respectively.

The following table summarizes the percentage of net sales attributable to the Company's two largest customers for the three- and nine-months ended January 31, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2021	2020	2021	2020
Customer A	31.8%	30.1%	30.1%	29.2%
Customer B	18.4%	18.3%	18.2%	17.2%

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

The components of lease costs were as follows:

	Nine Months Ended
	January 31,
(in thousands)	2021	2020
Finance lease cost:
Reduction in the carrying value of right-of-use assets	$403	$1,922
Interest on lease liabilities	50	157
Operating lease cost	20,252	19,462

Additional information related to leases was as follows:

	Nine Months Ended
	January 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$50	$157
Operating cash flows for operating leases	18,161	16,731
Financing cash flows for financing leases	384	1,883
Right-of-use assets obtained in exchange for new finance lease liabilities	1,531	1,399
Right-of-use assets obtained in exchange for new operating lease liabilities	6,886	29,622

Weighted average remaining lease term (years)
Weighted average remaining lease term - finance leases	3.06	3.44
Weighted average remaining lease term - operating leases	6.89	6.38

Weighted average discount rate
Weighted average discount rate - finance leases	3.00%	3.20%
Weighted average discount rate - operating leases	3.29%	4.26%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on the unaudited condensed consolidated balance sheet as of January 31, 2021:

(in thousands)	Operating leases	Financing leases
Year ending April 30,
2021	$6,036	$639
2022	21,984	1,966
2023	21,009	1,500
2024	19,101	1,137
2025	16,902	325
Thereafter	57,709	95
Total lease payments	142,741	5,662
Less imputed interest	(15,367)	(240)
Total lease liability	127,374	5,422
Current maturities	(18,435)	(2,044)
Lease liability - long-term	$108,939	$3,378
Lease assets	$121,600	$9,915

Note Q--Restructuring

In the fourth quarter of fiscal 2020 and first quarter of fiscal 2021, the Company implemented nationwide reductions in force, which were substantially completed in the fourth quarter of fiscal 2020 and first quarter of fiscal 2021, respectively. During the third quarter and first nine months of fiscal 2021, the Company recognized pre-tax restructuring charges, net of $(0.1) million and $1.5 million, respectively, related to these reductions in force, which were primarily severance and separation costs.

During June 2020, the Company's Board of Directors approved the closure and eventual disposal of its manufacturing plant located in Humboldt, Tennessee. Operations ceased at the Humboldt plant in July 2020. During the third quarter of fiscal 2021, the Company sold the Humboldt plant and recognized a gain of $2.3 million on the sale. During the third quarter and first nine months of fiscal 2021, the Company recognized pre-tax restructuring charges, net of $(0.7) million and $3.9 million, respectively, related to the closure of the plant. Included in the $3.9 million of restructuring charges for the first nine months of fiscal 2021 were $0.9 million of severance and separation costs and $3.0 million for equipment, inventory and facilities-related expenses.

A reserve for restructuring charges is included in accrued compensation and related expenses in the condensed consolidated balance sheets as of January 31, 2021 which relates to employee termination costs accrued but not yet paid as follows:

January 31,
(in thousands)	2021
Restructuring reserve balance at May 1	$189
Expense	1,746
Payments and adjustments	(1,767)

Restructuring reserve balance at January 31	$168

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims that were deemed to be either probable or reasonably possible was not material as of January 31, 2021.
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

Overview

American Woodmark Corporation manufactures and distributes kitchen, bath and home organization products for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors.  As of January 31, 2021, the Company operated seventeen manufacturing facilities in the United States and Mexico and eight primary service centers and one distribution center located throughout the United States.

The three-month period ended January 31, 2021 was the Company’s third quarter of its fiscal year that ends on April 30, 2021 (“fiscal 2021”).

COVID-19

The pandemic caused by COVID-19 was first reported in Wuhan, China in December 2019 and has since spread throughout the world. Financial markets were volatile in 2020 and into 2021, primarily due to uncertainty with respect to the severity and duration of the pandemic.

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

The COVID-19 pandemic impacted our business operations and financial results beginning in the fourth quarter of fiscal 2020 and continues to impact us in fiscal 2021. Although the financial impact on our overall fiscal 2020 results was limited due to the timing of the outbreak, we saw more material impacts on our results for the first quarter of fiscal 2021. Although the financial impacts from the pandemic lessened during the second and third quarter of fiscal 2021, we continue to face numerous uncertainties in estimating the direct and indirect effects of COVID-19 on our present and future business operations, financial condition, results of operations, and liquidity. Due to several rapidly changing variables related to the COVID-19 pandemic including recent rises in case counts, we cannot reasonably estimate future economic trends and the timing of when stability will return. Refer to Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020 for a disclosure of risk factors related to COVID-19.

Financial Overview

The Company’s remodeling-based business was impacted by the following trends during the third quarter of fiscal 2021:

•The median price per existing home sold rose during the fourth calendar quarter of 2020 compared to the same period one year ago by 16.0% according to data provided by the National Association of Realtors, and existing home sales increased 11.6% during the fourth calendar quarter of 2020 compared to the same period in the prior year;
•The unemployment rate increased to 6.3% as of January 2021 compared to 3.6% as of January 2020 according to data provided by the U.S. Department of Labor; however, the unemployment rate decreased from 14.7% in April 2020;
•Mortgage interest rates decreased with a thirty-year fixed mortgage rate of approximately 2.73% in January 2021, a decrease of approximately 89 basis points compared to the same period in the prior year, according to Freddie Mac; and
•Consumer sentiment as tracked by Thomson Reuters/University of Michigan decreased from 99.8 in January 2020 to 79.0 in January 2021.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, housing affordability and sales reported by the Kitchen Cabinet Manufacturers Association (“KCMA”), a trade organization that issues the aggregate sales that have been reported by its members including the largest cabinet manufacturers in the United States.  Based on the totality of factors listed above, the Company believes that the cabinet remodeling market increased mid to upper-single digits during the third quarter of fiscal 2021.

The Company’s total net sales increased 9.1% during the third quarter and 1.6% during the first nine months of fiscal 2021 compared to the same prior-year period.

The Company’s remodeling sales, which consist of our independent dealer and distributor channel sales and home center retail sales, increased 12.6% during the third quarter and 4.8% during the first nine months of fiscal 2021 compared to the same prior-

year period. Our independent dealer and distributor channel increased by 10.2% during the third quarter and 0.6% during the first nine months of fiscal 2021 compared to the comparable prior-year period.  Our home center channel increased by 13.2% during the third quarter and 6.0% during the first nine months of fiscal 2021 compared to the comparable prior-year period.

New construction sales increased 3.8% in the third quarter and decreased 3.11% in the first nine months of fiscal 2021, compared to the same period of fiscal 2020. The Company believes that fluctuations in single-family housing starts are the best indicator of new construction cabinet activity.  Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts increased 26.2% during the third quarter of fiscal 2021 over the comparable prior year period.  The Company believes we are seeing a temporary shift to extend the lag to a 90 to 120 day lag and that we are tracking to market demand on a unit basis within made-to-order framed builder direct, which was offset by price, mix and declines in our frameless business.

In the fourth quarter of fiscal 2020 and first quarter of fiscal 2021, the Company implemented nationwide reductions in force, which were substantially completed in the fourth quarter of fiscal 2020 and first quarter of fiscal 2021, respectively. During June 2020, the Company's Board of Directors approved the closure and eventual disposal of its manufacturing plant located in Humboldt, Tennessee. The Company expects to recognize substantially all of the costs related to the closure of the Humboldt facility during fiscal 2021. The Company recorded restructuring charges, net related to these two actions for the three- and nine-months ended January 31, 2021 of $(0.8) million and $5.4 million, respectively. During the third quarter of fiscal 2021, the Company sold the Humboldt plant and recognized a gain of $2.3 million on the sale.

The Company earned net income of $17.2 million for the third quarter of fiscal 2021, compared with $12.8 million in the third quarter of its prior fiscal year, and earned net income of $55.9 million for the first nine months of fiscal 2021, compared with $61.8 million in the same period of the prior year.

Results of Operations

	Three Months Ended			Nine Months Ended
	January 31,			January 31,
(in thousands)	2021	2020	Percent Change	2021	2020	Percent Change

Net sales	$431,954	$395,755	9.1%	$1,270,624	$1,251,136	1.6%
Gross profit	75,820	72,348	4.8	245,469	253,917	(3.3)
Selling and marketing expenses	21,862	21,401	2.2	63,368	62,539	1.3
General and administrative expenses	26,202	26,914	(2.6)	86,414	86,246	0.2

Net Sales. Net sales were $432.0 million for the third quarter of fiscal 2021, an increase of 9.1% compared with the third quarter of fiscal 2020.  For the first nine months of fiscal 2021, net sales were $1,270.6 million, reflecting a 1.6% increase compared to the same period of fiscal 2020. The Company experienced growth across all channels during the third quarter of fiscal 2021, with low double digit growth in the repair and remodel sales channel and mid single digit growth in the new construction markets. The first nine months of fiscal 2021 experienced single digit growth in our repair and remodel sales channel offset by declines in our new construction sales channel.

Gross Profit.  Gross profit margin for the third quarter of fiscal 2021 was 17.6% compared with 18.3% for the same period of fiscal 2020. Gross profit margin for the first nine months of fiscal 2021 was 19.3%, compared with 20.3% for the same period of fiscal 2020.  Gross profit margin in the third quarter of the current fiscal year was negatively impacted by higher material and logistics costs, investments made to establish our distribution center in Texas, and increases related to wage programs. This was offset by the increase in sales creating leverage of our fixed expenses in our operating platforms. Gross profit margin in the first nine months of fiscal 2021 was impacted by higher material and logistics costs, and increases related to wage and retention programs.

Selling and Marketing Expenses.  Selling and marketing expenses were 5.1% of net sales in the third quarter of fiscal 2021, compared with 5.4% of net sales for the same period in fiscal 2020. For the first nine months of fiscal 2021 and 2020, selling and marketing expenses were 5.0% of net sales for each of the respective periods. Selling and marketing expenses as a percentage of net sales decreased during the third quarter as a result of leverage created from higher sales, offset by higher spending in the third quarter of fiscal 2021.

General and Administrative Expenses.  General and administrative expenses were 6.1% of net sales in the third quarter of fiscal 2021, compared with 6.8% of net sales in the third quarter of fiscal 2020. General and administrative expenses were 6.8% of net sales in the first nine months of fiscal 2021, compared with 6.9% of net sales in the same period of fiscal 2020. The decrease in general and administrative expenses as a percentage of net sales during the third quarter was driven by the leverage from higher sales, lower spending and impacts of our actions taken in the first quarter of fiscal 2021 related to a nationwide reduction in force.

Effective Income Tax Rates.  The Company’s effective income tax rate for the three- and nine-month periods ended January 31, 2021 was 25.6% and 25.9%, respectively, compared with 25.9% and 26.0% in the comparable periods in the prior fiscal year. The effective rate was higher than the 21.0% U.S. statutory tax rate for all periods presented primarily due to state income taxes.

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

We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales.

Reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2021	2020	2021	2020

Net income (GAAP)	$17,195	$12,804	$55,936	$61,848
Add back:
Income tax expense	5,921	4,470	19,518	21,742
Interest expense, net	5,746	6,924	17,757	22,448
Depreciation and amortization expense	12,732	12,585	38,710	36,612
Amortization of customer relationship intangibles and
trademarks	11,972	12,250	36,472	36,750
EBITDA (Non-GAAP)	$53,566	$49,033	168,393	179,400
Add back:
Acquisition and restructuring related expenses (1)	33	60	154	(29)
Non-recurring restructuring charges (2)	(847)	—	5,404	—
Change in fair value of foreign exchange forward contracts (3)	101	(148)	(1,720)	(244)
Stock-based compensation expense	1,316	1,047	3,543	3,122
Loss on asset disposal	(97)	133	235	350
Adjusted EBITDA (Non-GAAP)	$54,072	$50,125	176,009	182,599

Net Sales	$431,954	$395,755	$1,270,624	$1,251,136
Adjusted EBITDA margin (Non-GAAP)	12.5%	12.7%	13.9%	14.6%
(1) Acquisition and restructuring related expenses are comprised of expenses related to the acquisition of RSI Home Products, Inc., and the subsequent restructuring charges that the Company incurred related to the acquisition.
(2) Non-recurring restructuring charges are comprised of expenses incurred related to the permanent layoffs due to COVID-19 and the closure of the manufacturing plant in Humboldt, Tennessee. The nine-months ended January 31, 2021 includes accelerated depreciation expense of $1.3 million related to Humboldt. The three- and nine-months ended January 31, 2021 includes gain on asset disposal of $2.5 million and $2.2 million, respectively, related to Humboldt.
(3) In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange rates. The Company manages these risks through the use of foreign exchange forward contracts. The changes in the fair value of the forward contracts are recorded in other income, net in the operating results.

A reconciliation of Adjusted EBITDA and Adjusted EBITDA margin as projected for fiscal 2021 is not provided because we do not forecast net income as we cannot, without unreasonable effort, estimate or predict with certainty various components of net income.

Adjusted EBITDA. Adjusted EBITDA for the third quarter of fiscal 2021 was $54.1 million or 12.5% of net sales compared to $50.1 million or 12.7% of net sales for the same quarter of the prior fiscal year. Adjusted EBITDA for the first nine months of fiscal 2021 was $176.0 million or 13.9% of net sales compared to $182.6 million or 14.6% of net sales for the same period of the prior fiscal year. The increase in Adjusted EBITDA for the third quarter of fiscal 2021 is primarily due to increased sales, leveraging of fixed costs across the Company, lower spending and positive impacts of the actions taken in the first fiscal quarter of 2021. The decrease in Adjusted EBITDA for the first nine months of fiscal 2021 is primarily due to a decrease in net income due to higher material and logistics costs, and increases related to wage and retention programs.

Reconciliation of Net Income to Adjusted Net Income
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands, except share data)	2021	2020	2021	2020

Net income (GAAP)	$17,195	$12,804	$55,936	$61,848
Add back:
Acquisition and restructuring related expenses	33	$60	154	(29)
Non-recurring restructuring charges	(847)	$—	5,404	—
Amortization of customer relationship intangibles and trademarks	11,972	$12,250	36,472	36,750
Tax benefit of add backs	(2,815)	$(3,127)	(10,718)	(9,327)
Adjusted net income (Non-GAAP)	$25,538	$21,987	$87,248	$89,242

Weighted average diluted shares	17,047,211	16,974,956	17,036,586	16,947,449
Adjusted EPS per diluted share (Non-GAAP)	$1.50	$1.30	$5.12	$5.27

Outlook.  The Company’s net sales were up 9.1% during the third quarter of fiscal 2021. Shifting our focus onto the fourth quarter of fiscal 2021, we expect double digit net sales growth versus the prior year, which was negatively impacted by COVID-19 shutdowns. The growth rate is very dependent upon overall industry, economic growth trends and consumer behaviors, including the impact of the ever changing COVID-19 environment. The Company is planning on announcing pricing increases in the fourth fiscal quarter, but given the lag from announcement to effective date, we will not see a benefit in this fiscal year. Gross margin will continue to be pressured but we expect an increase over our third quarter results based on the increased sales volumes that will create leverage within our operating platforms offset by increasing material and logistics costs. We will continue to invest back into our business through wage programs and the launch of new products and by building the foundation for our journey on our financial and procurement system consolidation as part of the first phase of our ERP implementation. We expect adjusted EBITDA margins for the fourth quarter of fiscal 2021 to be similar to our fiscal third quarter. The Company had very strong operating cash flows for the year, which led to $80 million pay down of our term loan facilities as of the end of the third quarter. As of January 31, 2021, the Company had $91.8 million of cash on hand and access to $93.0 million of additional availability under its revolver. With current corporate debt rates at historic lows, the Company will be evaluating the current debt structure during our fourth fiscal quarter to possibly take advantage of any benefits the Company may receive from those low rates. We will continue to monitor the situation closely and may implement further measures to provide additional financial flexibility as we work to protect our cash position and liquidity.

The Company continues to track several metrics, including but not limited to housing starts, existing home sales, mortgage interest rates, new jobs growth, GDP growth and consumer confidence, which it believes are leading indicators of overall demand for kitchen and bath cabinetry. The Company believes that housing starts will continue to show positive growth, driven by low mortgage rates, growth in new household formation and expansion into rural areas, although the current high unemployment rates and the unknown impacts from COVID-19 are cause for concern.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $91.8 million at January 31, 2021, representing a $5.3 million decrease from its April 30, 2020 levels.  At January 31, 2021, total long-term debt (including current maturities) was $518.6 million, a decrease of $78.5 million from its balance at April 30, 2020.  The Company’s ratio of long-term debt to total capital was 40.4% at January 31, 2021, compared with 45.9% at April 30, 2020.

The Company’s main source of liquidity is its cash and cash equivalents on hand and cash generated from its operating activities. The Company can also borrow up to $100 million under the Revolving Facility. Approximately $93.0 million was available under this facility as of January 31, 2021.

As of January 31, 2021, $82.0 million was outstanding on each of the Initial Term Loan and the Delayed Draw Term Loan for a total of $164.0 million. Amounts outstanding under the Credit Facilities bear interest based on a fluctuating rate measured by reference to either, at the Company’s option, a base rate plus an applicable margin ranging between 0.00% and 1.00% or LIBOR plus an applicable margin ranging between 1.00% and 2.00%, with the applicable margin being determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company’s then-current “Total Funded Debt to EBITDA Ratio.” As of January 31, 2021, the applicable margin with respect to base rate loans and LIBOR loans was 0.50% and 1.50%, respectively, and the commitment fee was 0.175%.

The Company is required to repay the aggregate outstanding amounts under the Initial Term Loan and the Delayed Draw Term Loan in certain specified quarterly installments that began on April 30, 2018. The Credit Facilities mature on December 29, 2022.

As of January 31, 2021, the Company’s previously issued $350 million in aggregate principal amount of Senior Notes remained outstanding. Interest on the Senior Notes accrues at an annual rate of 4.875% and is payable semi-annually in arrears on March 15 and September 15 of each year. The Senior Notes mature on March 15, 2026.

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

Cash provided by operating activities in the first nine months of fiscal 2021 was $107.5 million, compared with $112.2 million in the comparable period of fiscal 2020.  The decrease in the Company’s cash from operating activities was driven primarily by cash outflows from customer receivables and inventories, offset by cash inflows from accounts payable and accrued compensation and related expenses.

The Company’s investing activities primarily consist of investment in property, plant and equipment and promotional displays.  Net cash used for investing activities was $29.4 million in the first nine months of fiscal 2021, compared with $30.2 million in the comparable period of fiscal 2020.

During the first nine months of fiscal 2021, net cash used by financing activities was $83.4 million, compared with $92.6 million in the comparable period of the prior fiscal year.  The decrease in cash used was primarily driven by the Company’s payments of long-term debt of $81.9 million in the first nine months of fiscal 2021 compared with $91.8 million in the prior year.

On August 22, 2019, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program of up to $50 million of the Company’s common shares. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the Credit Agreement and the indenture governing the Senior Notes, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management expects to fund any share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. The Company did not repurchase any of its shares during the fiscal quarter ended January 31, 2021.

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

The Revolving Facility, Initial Term Loan and Delayed Draw Term Loan include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of January 31, 2021 would increase our annual interest expense by approximately $1.6 million.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2021.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Description

3.1 (a)	Articles of Incorporation as amended effective August 12, 1987 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended January 31, 2003; Commission File No. 000-14798).

3.1 (b)	Articles of Amendment to the Articles of Incorporation effective September 10, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed on August 31, 2004; Commission File No. 000-14798).

3.2	Bylaws – as amended effective February 22, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed on February 23, 2021; Commission File No. 000-14798).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished Herewith).

101	Interactive Data File for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2021 formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/ Paul Joachimczyk
Paul Joachimczyk
Vice President and Chief Financial Officer

Date: February 25, 2021
Signing on behalf of the registrant and
as principal financial and accounting officer