Form 10-K
period 2021-04-30
AMERICAN WOODMARK CORP
filed 2021-06-29
CIK 794619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended April 30, 2021
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
Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company"  in Rule 12b-2 of the Exchange Act.

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
Yes ☐  No ☒
The aggregate market value of the registrant's Common Stock, no par value, held by non-affiliates of the registrant as of October 30, 2020, the last business day of the Company's most recent second quarter was $1,394,021,693.
As of June 18, 2021, 16,608,781 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 26, 2021 ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

American Woodmark Corporation
2020 Annual Report on Form 10-K

PART I

Item 1.        BUSINESS

Our Company

American Woodmark Corporation ("American Woodmark," the "Company," "we," "our" or "us") was incorporated in 1980 by the four principal managers of the Boise Cascade Cabinet Division through a leveraged buyout of that division. We operated privately until 1986 when we became a public company through a registered public offering of common stock.

From design to installation, we believe we offer a higher level of service than our competitors, serving both national and regional markets with the most relevant options. This makes us the cabinetmaker of choice for homeowners, builders, designers, dealers, distributors, and retailers across the country. Our customer base is expanding as we build our portfolio of brands and reach new markets beyond kitchen and bath. Aspirational yet grounded, we've embraced an ambitious, strategic vision that will advance us boldly into the future.

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

Our Business

American Woodmark celebrates the creativity in all of us. With over 10,000 employees and more than a dozen brands, we're one of the nation's largest cabinet manufacturers. From inspiration to installation, we help people find their unique style and turn their home into a space for self-expression. By partnering with major home centers, builders, and dealers, we spark the imagination of homeowners and designers and bring their vision to life. Across our service and distribution centers, our corporate office and manufacturing facilities, you'll always find the same commitment to customer satisfaction, integrity, teamwork, and excellence.

Our Products

We offer a wide variety of products that fall into product lines including kitchen cabinetry, bath cabinetry, office cabinetry, home organization and hardware. Our cabinetry products are available in a variety of designs, finishes and finish colors and door styles.

We offer products in the following categories: made-to-order and stock. Made-to-order products typically utilize higher grade materials with more options as compared to stock and are all special ordered and shipped directly to the home from the factory. Our home organization products are exclusively stock products. Our kitchen cabinetry and bath cabinetry are offered across all product categories (made-to-order and stock) and our office cabinetry is offered as stock. Our stock products represent cash and carry products and are sold through home centers, while our made-to-order products are sold through home centers, builders, and independent dealers and distributors.

Our Market

Our products are sold on a national basis across the United States to the remodeling and new home construction markets. We service these markets through three primary channels: home centers, builders, and independent dealers and distributors. We distribute our products to each market channel directly from our assembly plants and through a third party logistics network.

Our Customers

We serve three main categories of customers: home center customers, builders, and independent dealers and distributors.

Home Center Customers

Contractors, builders, remodelers, and do-it-yourself homeowners use our products primarily for repair and remodel ("R&R") projects. Products for R&R projects are predominately purchased through home centers such as Home Depot and Lowe's. Due to the market presence, store network and customer reach of these large home centers, our strategy has been to develop long-term strategic relationships with both Home Depot and Lowe's to distribute our products. During the fiscal year ended April 30,

2021 ("fiscal 2021"), Home Depot and Lowe's combined accounted for approximately 48.7% of net sales of the Company. The loss of either Home Depot or Lowe's as a customer would have a material adverse effect on us.

Builders

The builder business represents a large portion of our overall revenue and has historically been a strategic component of our go-to-market strategy. We serve the majority of the top U.S. builders with a high degree of geographic concentration around major metro areas where single family starts are most robust. We also serve multi-family builders, primarily in the Southwest Region of the U.S. Our various service center locations are close to this business and enable us to deliver exceptional service to our builder partners. During fiscal 2021, builders accounted for approximately 38.6% of net sales of the Company.

Independent Dealers & Distributors

In 2010, we expanded our business into the dealer channel with the launch of the Waypoint Living Spaces® brand. Today, we sell this brand to over 1,800 regional and local dealers across the country. The dealer channel of the market is the largest by volume, characterized by a high degree of entrepreneurship and one that rewards suppliers that deliver great service. Our ability to provide superior value delivered with exceptional service has helped drive our expansion into this channel and will continue to be a strong growth and market share opportunity for us. Within our distributor channel we also sell our Timberlake® brand through a network of regional distributors who are focused on selling a complete variety of building materials to small and midsized builders and contractors within their local markets. During fiscal 2021, independent dealers and distributors accounted for approximately 12.7% of net sales of the Company.

Manufacturing, Distribution and Service

Our manufacturing facilities are strategically located to serve our customers, which enhances our ability to provide high quality, value priced products with low production costs. We manufacture our products across 17 facilities located in Maryland, Indiana, West Virginia, Georgia, Arizona, Kentucky, Virginia, California, Texas, North Carolina, and Tijuana, Mexico. The geographic distribution of our facilities throughout the United States, together with our third party logistics network for the American Woodmark business and beneficial freight arrangements with home centers, enable us to provide a "short supply chain" to our U.S. customers. The ordering patterns of Home Depot and Lowe's, our two biggest customers, require suppliers to have sufficient manufacturing capacity to meet demand and to serve a large number (frequently hundreds to thousands) of stores. They impose strict logistics and performance criteria on us. The scale and strategic locations of our manufacturing facilities help us to meet these demands of the home center customers, as well as provide a logistics platform that we can leverage for builders and dealers. We distribute our products through one stand-alone distribution center, distribution centers located in some of our manufacturing facilities, and other third party locations to maximize efficiency. Our vertically-integrated production and assembly lines, standardized product construction, and investments in automation have allowed us to continuously improve productivity, and develop an expertise in wood processing and yield-maximizing technologies. We have standardized our raw material inputs and a number of our production processes, which reduces logistical requirements to manufacture and gives us increased economies of scale in sourcing these inputs. Certain of our inputs are also partially processed by our vendors, which reduces cost. In addition, our production of labor-intensive manufacturing and fabrication processes in our three Tijuana, Mexico facilities has enabled us to keep overall labor costs low while maintaining higher quality, greater speed-to-market and transportation cost advantage over Asian based manufacturers.

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

Raw Materials and Suppliers

The primary raw materials used in our products include hard maple, cherry, and beech lumber and plywood. Additional raw materials include paint, particleboard, medium density fiberboard, high density fiberboard, manufactured components, and hardware. We purchase these and other raw materials from more than one source and generally believe them to be readily available. We rely on outside suppliers for some of our key components and do not typically enter into long-term contracts with our suppliers or sourcing partners. We source a portion of our components from third parties in Asia. The distances involved in these arrangements, together with the differences in business practices, shipping and delivery requirements, and laws and regulations add complexity to our supply chain logistics and increase the potential for interruptions in our production scheduling. In addition, prices and availability of these components may be affected by world market conditions and government policies and tariffs.

Competition

We operate in a highly fragmented industry that is composed of several thousand local, regional, and national manufacturers. Most of our competitors compete on a local or regional basis, but others, like us, compete on a national basis as well. Our competitors include importers and large consolidated operations as well as relatively small, local cabinet manufacturers. Moreover, companies in other building products industries may compete with us. Competitive factors within the industry include pricing, quality, product availability, service, delivery time, and relationships with customers. Our principal means for competition is our breadth and variety of product offerings, expanded service capabilities, geographic reach, competitive price points for our products, and affordable quality. We believe we are a top three manufacturer of kitchen, bath, and home organization products in the United States based on publicly available information.

Environmental Matters and Regulatory Matters

Our operations are subject to federal, state and local environmental laws and regulations relating to, among other things, the generation, storage, handling, emission, transportation, and discharge of regulated materials into the environment. Permits are required for certain of our operations, and these permits are subject to revocation, modification, and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations may result in the payment of fines or the entry of injunctions, or both. We may also incur liabilities for investigation and clean-up of soil or groundwater contamination on or emanating from current or formerly owned and operated properties, or at offsite locations at which regulated materials are located where we are identified as a responsible party. Discovery of currently unknown conditions could require responses that could result in significant costs.

Intellectual Property

We maintain trademarks, copyrights, and trade secrets. We sell many of our products under a number of registered and unregistered trademarks, which we believe are widely recognized in our industry. We rely on trade secrets and confidentiality agreements to develop and maintain our competitive position. Monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use of our intellectual property. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and our competitive position. If we must litigate to protect our rights, we may incur significant expenses and divert significant attention from our business operations. To date, we have not relied on material patents in operating our business.

Seasonality

Our business has been subject to seasonal influences, with higher sales typically realized in our first and fourth fiscal quarters. General economic forces and changes in our customer mix have reduced seasonal fluctuations in revenue over the past few years and this trend is expected to continue. The costs of the Company's products are subject to inflationary pressures and commodity price fluctuations. The Company has generally been able, over time, to recover the effects of inflation and commodity price fluctuations through sales price increases.

Human Capital Resources

Employees

As of April 30, 2021, we employed over 10,000 full-time employees, with approximately 230 unionized employees in Anaheim, California. We believe that our employee relations and relationship with the union representing the employees in Anaheim are good.

Culture and Core Values

At American Woodmark, the way we conduct our business and interact with our customers, vendors, and the communities in which we operate is driven by our core principles of Customer Satisfaction, Integrity, Teamwork, and Excellence. These principles also guide our interactions with employees and serve as a basis for setting goals for and evaluating our employees. By living out these principles, we believe we will be best positioned to attract, develop, and promote a broad range of talent and to conduct our business in a responsible, ethical, and professional manner. To that end, we have, among other things, established policies under which we strive to:
•Engage with our key stakeholders, including employees, to ensure their needs and concerns are heard and addressed, and if appropriate, incorporated into our strategy;
•Maintain a safe and enriching working environment where all employees are treated with respect and are able to achieve their full potential;
•Encourage employees to volunteer in our communities through internally or externally organized events;
•Fund the American Woodmark Foundation, which serves as a vehicle for our employees to serve the community; and
•Provide scholarship opportunities to family members for our employees.

Training

Training is an important part of attracting and retaining a qualified workforce. Through our training programs, we seek to ensure that each employee is treated equitably, is engaged, and has opportunities to succeed and advance his or her career. We invest a significant number of hours annually in onboarding, cultural, safety, supervisory, and managerial training activities. Through these activities, as well as our tuition reimbursement programs, executive development opportunities, formal and informal cross-training activities, and other operational training offerings, we strive to establish American Woodmark as an organization dedicated to providing the training and development opportunities necessary to maintain a well-qualified workforce connected to and invested in our continued operational success.

Our training is designed and developed at the corporate and local level in order to further our goals of enterprise alignment and local integration. We prefer a leader-led approach to training whenever possible in order to foster engagement, relationship building, networking, and shared learning experiences. Depending on the course, our training and development opportunities are offered on an on-demand, semi-annual, annual, or biannual basis.

Safety

We have established comprehensive safety programs throughout our operations to provide our employees with the tools they need to comply with the safety standards established under federal, state, and local laws and regulations or independently by us. Our safety leadership teams monitor our safety programs and related benchmarking with the goal of improving safety across the Company. Our rate of incidents recordable under the standards of the Occupational Safety and Health Administration (“OSHA”) per one hundred employees per year, also known as the OSHA recordable rate, was 1.44 during fiscal 2021.

In response to the COVID-19 pandemic, we enforced social distancing and enhanced health, safety and sanitation measures, and implemented necessary procedures and support to enable a significant portion of our office personnel to work remotely. We also imposed travel restrictions, transitioned meetings from in-person to virtual formats where possible, and made other operational adjustments in furtherance of the continued safety of our workforce.

Diversity and Inclusion

We are an equal opportunity employer and strive to create an environment free from discrimination and harassment and in which each employee is valued, treated with dignity and respect, and managed in an inclusive manner. We believe that a workplace that encourages the interaction of different perspectives and backgrounds creates superior solutions, approaches, and innovations. In 2017, we commissioned a team to investigate inclusion and diversity at American Woodmark that led to increased management training and learning opportunities. We also established Right Environment Councils in each of our locations in an attempt to more effectively engage and connect with employees of all levels. In 2019, we revised our employee engagement survey process to include an inclusion and diversity index and increase the frequency of formal employee feedback. In 2020, we partnered with an inclusion and diversity consultant and established an Inclusion, Diversity, Equity, and Awareness team to establish and refine an enterprise-wide inclusion and diversity strategy and propose specific initiatives to accelerate our efforts in this area. Going forward, we intend to implement this strategy with the goal of enhancing our inclusive culture and increasing the diversity of people, thought, and perspectives represented throughout our company.

Our Competitive Strengths

Market Leader with Nationwide Manufacturing and Distribution Network

We believe our company holds the number two or three market position in the United States cabinet market with an estimated 10% market share based on publicly available information. We are one of a select number of market participants with a national manufacturing and distribution footprint, which includes seventeen manufacturing facilities in the United States and Mexico and eight primary service centers and one distribution center located throughout the United States. Our operating footprint provides us an ability to service our builder, dealer, and home center customers on a national basis, and we offer a broad set of products to serve our customers across a variety of price points. Our facilities are primarily located in or near major metropolitan markets to facilitate efficient product distribution to our customers. We believe the scale and breadth of our operations differentiate us and result in a competitive advantage providing superior customer service, low-cost distribution, and on-time delivery.

Comprehensive Product Offering with Diversified End-Markets

We believe that the diversity of our product portfolio across categories, channels, and end-markets benefits our financial performance, both in periods of growth and cyclicality. Our made-to-order offerings provide products for customers looking for a designer product, which can be used for both new home construction and remodeling applications. Our stock offering allows us to further serve our existing end-markets through the addition of a lower price point product that is well-suited for areas of growing demand such as new home construction targeting the first-time homebuyer. We also offer turnkey cabinet solutions for our builder customers which we believe is a unique aspect of our service platform. Our turnkey solution provides in-house design and measurement as well as installation service. We believe the ability to leverage our labor and expertise is a value-added service to our builder customers which has helped strengthen our position in the new home construction market.

Deep Relationships with Leading Retailers

We have built strong and stable relationships with a base of long-standing customers across home centers, builders, and independent dealers and distributors. We have an average relationship length of 20 plus years with our top 10 customers, including long-standing relationships with Home Depot and Lowe's. We believe our customers value our national manufacturing and distribution footprint, which allows us to meet demanding logistics and performance criteria. We believe our focus on providing exceptional customer service and a quality product at a competitive price have enabled us to establish ourselves as a vendor of choice.

Best-in-Class Manufacturing Capabilities

We operate 17 manufacturing facilities across the United States and Mexico. Our vertically-integrated production and assembly lines, standardized product construction, and investments in automation, have allowed us to continuously improve productivity and efficiency. We have standardized our raw material inputs and a number of our production processes, which reduces logistical requirements and provides increased economies of scale in sourcing these inputs. Our labor-intensive manufacturing and fabrication processes in Mexico offer a low cost alternative to Asian based manufacturers, while providing a quality product with lower transportation costs.

Experienced Management Team

We have assembled an executive team from leading organizations with a deep base of management experience within industrial manufacturing companies. Our President and Chief Executive Officer, M. Scott Culbreth, joined our team in 2014 as the Chief Financial Officer and was named Chief Executive Officer in 2020. Mr. Culbreth's career in the manufacturing industry has been highlighted with multiple leadership roles in finance. Our other senior executives all have over twenty plus years of experience working for multi-national companies, with individual backgrounds in manufacturing, finance, and marketing.

Item 1A.    RISK FACTORS

There are a number of risks and uncertainties that may affect the Company's business, results of operations, and financial condition. These risks and uncertainties could cause future results to differ from past performance or expected results, including results described in statements elsewhere in this report that constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Additional risks and uncertainties not presently known to the Company or currently believed to be immaterial also may adversely impact the Company's business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on the Company's business, financial condition, and results of operations. These risks and uncertainties, which the Company considers to be most relevant to specific business activities, include, but are not limited to, the following. Additional risks and uncertainties that may affect the Company's business, results of operations, and financial condition are discussed elsewhere in this report, including in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Forward-Looking Statements," "Seasonality," and "Outlook for Fiscal 2022" and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

Risks related to our business and industry

Because of the concentration of our sales to our two largest customers, the loss of either customer or a significant reduction in orders from either customer could adversely affect our financial results. Home Depot and Lowe's collectively accounted for approximately 48.7% of total net sales during the fiscal year 2021. We do not typically enter into long-term sales contracts with Home Depot or Lowe's and our sales usually occur on a "purchase order" basis. Our customers can make significant changes in their purchase volumes and can seek to significantly affect the prices we receive for our products and services and the other terms and conditions on which we do business. They have discontinued, and may in the future choose to discontinue, purchasing some or all of our products with little or no notice. In the past, purchase volumes from our customers, including Home Depot and Lowe's, have fluctuated substantially, and we expect such fluctuations to occur from time to time in the future. Any reduction in, or termination of, our sales to either Home Depot or Lowe's could have a material adverse effect on our business, financial condition, or results of operations.

In addition, the potential for orders from these large retail customers to increase significantly from time to time requires us to have sufficient manufacturing capacity. These large retailers also impose strict logistics and performance criteria and fines. Failure to comply with these obligations may result in these customers reducing or stopping their purchase of our products.

We could also experience delays or defaults in payment from Home Depot or Lowe's, which could adversely affect our business, financial condition or results of operations. The loss of a substantial portion of our order volumes or revenue from either Home Depot or Lowe's for any reason would have a material adverse effect on our business, financial condition, or results of operations.

Our business primarily relies on U.S. home improvement, repair and remodel and new home construction activity levels, all of which are impacted by risks associated with fluctuations in the housing market. Downward changes in the general economy, the housing market, or other business conditions could adversely affect our results of operations, cash flows, and financial condition. Our business primarily relies on home improvement, repair and remodel and new home construction activity levels in the United States. The housing market is sensitive to changes in economic conditions and other factors, such as the level of employment, access to labor, consumer confidence, consumer income, availability of financing and interest rate levels. Adverse changes in any of these conditions generally, or in any of the markets where we operate, could decrease demand and could adversely impact our businesses by:
•causing consumers to delay or decrease homeownership;
•making consumers more price conscious resulting in a shift in demand to smaller, less expensive homes;
•making consumers more reluctant to make investments in their existing homes, including kitchen and bath repair and remodel projects; or
•making it more difficult to secure loans for major renovations.

Prolonged economic downturns may adversely impact our sales, earnings, and liquidity. Our industry historically has been cyclical in nature and has fluctuated with economic cycles. During economic downturns, our industry could experience longer periods of recession and greater declines than the general economy. We believe that our industry is significantly influenced by economic conditions generally and particularly by housing activity, consumer confidence, the level of personal discretionary spending, demographics, and credit availability. These factors may affect not only the ultimate consumer of our products, but also may impact home centers, builders, and our other primary customers. As a result, a worsening of economic conditions could adversely affect our sales and earnings as well as our cash flow and liquidity.

COVID-19 has adversely affected our business, financial performance, and operating results and its continuing and future impacts as well as the impacts from other future pandemics could adversely affect our business, financial performance, and operating results. COVID-19 has negatively impacted the global and U.S. economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption in financial markets. We have experienced some disruptions to our business operations and this pandemic could have additional or continuing material adverse effects on our business, financial performance, employees, suppliers, and customers. The extent of the impact of the COVID-19 pandemic on our business and financial performance will depend on future developments, many of which are outside of our control.

We have been negatively impacted by the COVID-19 pandemic as demand for our products significantly decreased at the initial height of the pandemic in the fourth quarter of fiscal 2020 and first quarter of fiscal 2021, "stay at home" orders and other work disruptions created disruptions to our business operations and our supply chain has been negatively impacted by rising materials and logistics costs. In addition to these past and current dynamics, the COVID-19 pandemic or future pandemics may create or exacerbate risks related to our operations and regulatory matters, including, but not limited to:
•Supply chain and shipping interruptions and constraints, volatility in demand for our products caused by sudden and significant changes in production levels by our suppliers or other restrictions affecting our business could adversely impact our planning and forecasting, our revenues, and our operations.
•Disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other product components, transportation, work force, force majeure events, or other manufacturing and distribution capabilities, like the temporary suspension of our Mexican operations in April 2020, could result in our inability to meet our customer needs and achieve cost targets.
•Significant changes in the conditions of markets in which we manufacture, sell or distribute our products, including from governmental guidance or requirements such as additional or expanded quarantines or "stay at home" orders, closures, or other restrictions that further limit or close our operating and manufacturing facilities, restrict our employees' ability to travel or perform necessary business functions, restrict or prevent consumers from having access to our products, or otherwise prevent our suppliers or customers from sufficiently staffing operations, could adversely impact operations necessary for the production, distribution, sale, and support of our products.
•Certain of our customers may experience financial difficulties, including bankruptcy or insolvency, as a result of the impact of COVID-19. If any of our customers suffer significant financial difficulties, they may be unable to pay amounts due to us timely or at all. If we are unable to collect our accounts receivable as they come due, there may be a material adverse effect on our financial condition, results of operations, and cash flows.
•Disruptions to our operations related to COVID-19 as a result of absenteeism by infected or ill employees, or absenteeism by employees who elect not to come to work due to the illness affecting others at our facilities, or due to quarantines, or as a result of the tight labor market we are currently experiencing worsening or lasting into the future.
•The COVID-19 pandemic has led to and could continue to lead to severe disruption and volatility in the United States and global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. In addition, trading prices in the public equity markets, including prices of our common stock, have been highly volatile as a result of the COVID-19 pandemic.
•Sustained adverse impacts to the Company, certain suppliers, and customers may also affect the Company's future valuation of certain assets and therefore may increase the likelihood of an impairment charge, write-off, or reserve associated with such assets, including goodwill, long-lived intangible assets, property and equipment, inventories, accounts receivable, tax assets, and other assets.

The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition, and cash flows remains highly uncertain and cannot be predicted, including but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, including the availability and efficacy of vaccines, and how quickly and to what extent normal economic and operating conditions can resume. The continued impact on our business as a result of the COVID-19 pandemic (directly or indirectly) could materially adversely affect our results of operations, financial condition, cash flows, prospects, and the trading prices of our common stock.

The U.S. cabinetry industry is highly competitive, and market share losses could occur. We operate within a highly competitive U.S. cabinetry industry, which is characterized by competition from a number of other manufacturers. Competition is further intensified during economic downturns. We compete with numerous large national and regional home products companies for, among other things, customers, orders from Home Depot and Lowe's, raw materials, skilled management, and labor resources. Purchase volumes from our main home center customers have fluctuated substantially from time to time in the past, and we expect such fluctuations to occur from time to time in the future.

Some of our competitors may have greater financial, marketing, and other resources than we do and, therefore, may be able to adapt to changes in customer preferences more quickly, devote more resources to the marketing and sale of their products, generate greater national brand recognition, or adopt more aggressive pricing policies than we can. In addition, some of our competitors may resort to price competition to sustain or gain market share and manufacturing capacity utilization, and we may have to adjust the prices on some of our products to stay competitive, which could reduce our revenues.

We also face competition with respect to some of our products from competitors in countries with lower regulatory, safety, environmental, and other costs, such as China, Vietnam and Malaysia. These competitors may also benefit from certain local government subsidies or other incentives that are not available to us.

We may not ultimately succeed in competing with other manufacturers and distributors in our market, which may have a material adverse effect on our business, financial condition, or results of operations.

Our failure to develop new products or respond to changing consumer preferences and purchasing practices could have a material adverse effect on our business, financial condition, or results of operations. The U.S. cabinetry industry is subject to changing consumer trends, demands, and preferences. The uncertainties associated with developing and introducing new products, such as gauging changing consumer preferences and successfully developing, manufacturing, marketing, and selling new products, could lead to, among other things, rejection of a new product line, reduced demand and price reductions for our products. If our products do not keep up with consumer trends, demands, and preference, we could lose market share, which could have a material adverse effect on our business, financial condition, or results of operations.

Changes to consumer shopping habits and potential trends toward "online" purchases could also impact our ability to compete. Further, the volatile and challenging economic environment of recent years has caused shifts in consumer trends, demands, preferences and purchasing practices, and changes in the business models and strategies of our customers. Shifts in consumer preferences, which may or may not be long-term, have altered the quantity, type, and prices of products demanded by the end-consumer and our customers. If we do not timely and effectively identify and respond to these changing consumer preferences and purchasing practices, our relationships with our customers could be harmed, the demand for our products could be reduced, and our market share could be negatively affected.

We may fail to fully realize the anticipated benefits of our growth strategy within the home center, dealer and homebuilder channels. Part of our growth strategy depends on expanding our business in the dealer and homebuilder channels. We may fail to compete successfully against other companies that are already established providers within the dealer and homebuilder channels. Demand for our products within the home center, homebuilder and dealer channels may not grow, or might even decline. In addition, we may not accurately gauge consumer preferences and successfully develop, manufacture, and market our products at a national level. Further, the implementation of our growth strategy may place additional demands on our administrative, operational, and financial resources and may divert management's attention away from our existing business and increase the demands on our financial systems and controls. If our management is unable to effectively manage growth, our business, financial condition, or results of operations could be adversely affected. If our growth strategy is not successful then our revenue and earnings may not grow as anticipated or may decline, we may not be profitable, or our reputation and brand may be damaged. In addition, we may change our financial strategy or other components of our overall business strategy if we believe our current strategy is not effective, if our business or markets change, or for other reasons, which may cause fluctuations in our financial results.

Manufacturing expansion to add capacity, manufacturing realignments, and other cost savings programs could result in a decrease in our near-term earnings. We continually review our manufacturing operations. These reviews could result in the expansion of capacity, manufacturing realignments, and various cost savings programs, such as our closure of the Humboldt, Tennessee manufacturing plant in fiscal 2021. Effects of manufacturing expansion, realignments, or cost savings programs could result in a decrease in our short-term earnings until the additional capacity is in place, cost reductions are achieved, and/or production volumes stabilize. Such manufacturing expansions, realignments, and programs involve substantial planning, often require capital investments, and may result in charges for fixed asset impairments or obsolescence and substantial severance costs. We also cannot assure you that we will achieve all of the intended cost savings. Our ability to achieve cost savings and other benefits within expected time frames is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive, and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business, financial condition, and results of operations could be materially and adversely affected. In addition, downturns in the economy could potentially have a larger impact on the Company as a result of any added capacity.

We manufacture our products internationally and are exposed to risks associated with doing business globally. We manufacture our products in the United States and Mexico and sell our products in the United States and Canada. Accordingly, we are subject to risks associated with potential disruption caused by changes in political, monetary, economic, and social environments, including civil and political unrest, terrorism, possible expropriation, local labor conditions, changes in laws, regulations, and policies of foreign governments and trade disputes with the United States (including tariffs), and compliance with U.S. laws affecting activities of U.S. companies abroad, including tax laws, economic sanctions, and enforcement of contract and intellectual property rights.

We are also subject to the Foreign Corrupt Practices Act and other anti-bribery laws. While we have implemented safeguards and policies to discourage these practices by our employees and agents, our existing safeguards and policies to assure compliance and any future improvements may prove to be less than effective and our employees or agents may engage in conduct for which we might be held responsible. If employees violate our policies, we may be subject to regulatory sanctions. Violations of these laws or regulations could result in sanctions including fines, debarment from export privileges, and penalties and could have a material adverse effect on our business, financial condition, or results of operations.

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

In addition, we source raw materials and components from Asia where we have recently experienced higher manufacturing costs and longer lead times due to currency fluctuations, higher wage rates, labor shortages, and higher raw material costs, and we have also experienced higher shipping costs and shipping delays. Our international operations and sourcing of materials (including from Asia and Mexico) could be harmed by a variety of factors including, but not limited to:
•introduction of non-native invasive organisms into new environments;
•recessionary trends in international markets;
•legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including export controls, import and customs trade restrictions, tariffs and other regulations including those related to the COVID-19 pandemic such as the temporary suspension of our operations in Mexico in April 2020;
•increases in transportation costs or transportation delays;
•work stoppages and labor strikes;
•fluctuations in exchange rates, particularly the value of the U.S. dollar relative to other currencies; and
•political unrest, terrorism, and economic instability.

If any of these or other factors were to render the conduct of our business in a particular country undesirable or impractical, our business, financial condition, or results of operations could be materially adversely affected.

Fluctuating raw material and energy costs could have a material adverse effect on our business and results of operations. We purchase various raw materials, including, among others, wood, wood-based, and resin products, which are subject to price fluctuations that could materially increase our manufacturing costs as we experienced in fiscal 2021 and are continuing to experience. Further, increases in energy costs increase our production costs and also the cost to transport our products, each of which could have a material adverse effect on our business and results of operations. In addition, some of our suppliers have consolidated and other suppliers may do so in the future. Combined with increased demand, such consolidation could increase the price of our supplies and raw materials.

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

The inability to obtain raw materials from suppliers in a timely manner would adversely affect our ability to manufacture and market our products. Our ability to offer a wide variety of products depends on our ability to obtain an adequate supply of components from manufacturers and other suppliers, particularly wood-based and resin products. Transportation and container delays may adversely impact our supply chain. Additionally, failure by our suppliers to provide us with quality products on commercially reasonable terms, and to comply with legal requirements for business practices, could have a material adverse effect on our business, financial condition, or results of operations. Furthermore, we rely heavily or, in certain cases, exclusively, on outside suppliers for some of our key components. While we do not rely exclusively on any one supplier for any particular raw materials, the loss of a major supplier could increase our costs to obtain raw materials until we obtain an adequate alternative source.

We typically do not enter into long-term contracts with our suppliers or sourcing partners. Instead, most raw materials and sourced goods are obtained on a "purchase order" basis. Although these components are generally obtainable in sufficient quantities from other sources, resourcing them from another supplier could take time. Financial, operating, or other difficulties encountered by our suppliers or sourcing partners, or changes in our relationships with them could result in manufacturing or sourcing interruptions, delays, and inefficiencies, and prevent us from manufacturing enough products to meet customer demands. As an example, in fiscal 2020, we experienced several of the adverse impacts set forth above related to a particleboard supplier as more fully described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Particleboard Supply" herein.

Certain of our customers have been expanding and may continue to expand through consolidation and internal growth, which may increase their buying power, which could materially and adversely affect our sales, results of operations, and financial position. Certain of our customers are large companies with significant buying power. In addition, potential further consolidation in the distribution channels could enhance the ability of certain of our customers to seek more favorable terms, including pricing, for the products that they purchase from us. Accordingly, our ability to maintain or raise prices in the future may be limited, including during periods of raw material and other cost increases. If we are forced to reduce prices or to maintain prices during periods of increased costs, or if we lose customers because of pricing or other methods of competition, our sales, operating results, and financial position may be materially and adversely affected.

Risks related to indebtedness

Our level and terms of indebtedness could adversely affect our business and liquidity position. Our consolidated indebtedness level could have important consequences to us, including, among other things, increasing our vulnerability to general economic and industry conditions; requiring a portion of our cash flow used in operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our liquidity and our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities; exposing us to the risk of increased interest rates, and corresponding increased interest expense, because borrowings under our credit facilities are at variable rates of interest; reducing funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes, due to the costs, and expenses associated with such debt; limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate, or other purposes; and limiting our ability to adjust to changing marketplace conditions and placing us at a competitive disadvantage compared to our competitors who may have less debt.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations, which could cause us to default on our debt obligations and impair our liquidity. In the event of a default under any of our indebtedness, the holders of the defaulted debt could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest. The lenders under our credit facilities could also elect to terminate their commitments thereunder and cease making further loans, and such lenders could institute foreclosure proceedings against their collateral, all of which could adversely affect our financial condition in a material way.

The credit agreement that governs our credit facility imposes operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities or otherwise negatively impact our business. The credit agreement that governs our credit facility imposes operating and financial restrictions on us. These restrictions limit our ability and the ability of our subsidiaries to, among other things, to incur additional indebtedness, create additional liens on its assets, make certain investments, dispose of assets, or engage in a merger or other similar transaction or engage in transactions with affiliates, subject, in each case, to the various exceptions and conditions described in the credit agreement. The negative covenants further restrict the ability of the Company and certain of its subsidiaries to make certain restricted payments, including, in the case of the Company, the payment of dividends, and the repurchase of common stock, in certain limited circumstances.

As a result of these restrictions, each of which is subject to certain exceptions and qualifications, we may be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these existing covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Our failure to comply with the restrictive covenants described above as well as other terms of our indebtedness and/or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.

Other general risks applicable to us and our business

We may incur future goodwill impairment charges or other asset impairment charges which could negatively impact our future results of operations and financial condition. We recorded significant goodwill as a result of the acquisition of RSI Home Products, Inc. (the "RSI Acquisition" or "RSI") in fiscal year 2018. Goodwill and other acquired intangible assets represent a substantial portion of our assets. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets which we review both on an annual basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination is made that a significant impairment in value of goodwill, other intangible assets, or long-lived assets has occurred, such determination could require us to impair a substantial portion of our assets. Asset impairments could have a material adverse effect on our financial condition and results of operations.

Our operations may be adversely affected by information systems interruptions or intrusions. We rely on a number of information technology systems to process, transmit, store, and manage information to support our business activities. Increased global cybersecurity vulnerabilities, threats, and more sophisticated and targeted attacks pose a risk to our information technology systems. We have established security policies, processes, and layers of defense designed to help identify and protect against intentional and unintentional misappropriation or corruption of our systems and information and disruption of our operations. Despite these efforts, systems may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery planning may be ineffective or inadequate. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to litigation, and increased operational costs. Such events could have a material adverse impact on our business, financial condition and results of operation. In addition, we could be adversely affected if any of our significant customers or suppliers experience any similar events that disrupt their business operations or damage their reputation. Additionally, in fiscal 2021 the Company began the implementation of a new cloud-based ERP system and may not be successful in this implementation.

Increased compliance costs or liabilities associated with environmental regulations could have a material adverse effect on our business, financial condition, or results of operations. Our facilities are subject to numerous environmental laws, regulations and permits, including those governing emissions to air, discharges to water, storage, treatment and disposal of waste, remediation of contaminated sites, and protection of worker health and safety. We may not be in complete compliance with these laws, regulations, or permits at all times. Our efforts to comply with environmental requirements do not remove the risk that we may incur material liabilities, fines or penalties for, among other things, releases of regulated materials occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for contamination discovered at any of our properties from activities conducted by previous occupants. Liability for environmental contamination or a release of hazardous materials may be joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or even for the entire share.

Changes in environmental laws and regulations or the discovery of previously unknown contamination or other liabilities relating to our properties and operations could result in significant environmental liabilities that could impact our business, financial condition, or results of operation. In addition, we may incur capital and other costs to comply with increasingly stringent environmental laws and enforcement policies. These laws, including, for example, the regulations relating to formaldehyde emissions promulgated by the California Air Resources Board, require us to rely on compliance by our suppliers of raw materials. Should a supplier fail to comply with such regulations, notify us of non-compliance, or provide us with a product that does not comply, we could be subject to disruption in our business and incur substantial liabilities.

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

Changes in government and industry regulatory standards could have a material adverse effect on our business, financial condition, or results of operations. Government regulations pertaining to health and safety and environmental concerns continue to emerge, domestically as well as internationally, including regulations due to the COVID-19 pandemic. These regulations include the Occupational Safety and Health Administration and other worker safety regulations for the protection of employees, as well as regulations for the protection of consumers. It is necessary for us to comply with current requirements (including requirements that do not become effective until a future date), and even more stringent requirements could be imposed on our products or processes. Compliance with these regulations may require us to alter our manufacturing and installation processes and our sourcing. For example, our manufacturing locations enhanced cleaning processes, established health screening procedures, modified work centers and material flows with established social distancing practices in response to the COVID-19 pandemic in accordance with guidelines provided by the U.S. Centers for Disease Control and Prevention, as well as local and state health departments. Such actions could increase our capital expenditures and adversely impact our business, financial condition or results of operations, and our inability to effectively and timely meet such regulations could adversely impact our competitive position.

We could continue to pursue growth opportunities through either acquisitions, mergers or internally developed projects, which may be unsuccessful or may adversely affect our future financial condition and operating results. We could continue to pursue opportunities for growth through either acquisitions, mergers, or internally developed projects as part of our growth strategy. We cannot assure you that we will be successful in integrating an acquired business or that an internally developed project will perform at the levels we anticipate. We may pay for future acquisitions using cash, stock, the assumption of debt, or a combination of these. Future acquisitions could result in dilution to existing shareholders and to earnings per share. In addition, we may fail to identify significant liabilities or risks associated with a given acquisition that could adversely affect our future financial condition, and operating results or result in us paying more for the acquired business or assets than they are worth.

Our ability to operate and our growth potential could be materially and adversely affected if we cannot employ, train, and retain qualified personnel at a competitive cost. Many of the products that we manufacture and assemble require manual processes in plant environments. We believe that our success depends upon our ability to attract, employ, train, and retain qualified personnel with the ability to design, manufacture, and assemble these products. In addition, our ability to expand our operations depends in part on our ability to increase our skilled labor force as the housing market continues to recover in the United States. The COVID-19 pandemic has put significant pressure on our ability to employ, train, and retain qualified personnel at a competitive cost. Further, a significant increase in the wages paid by competing employers could result in a reduction of our qualified labor force, increases in the wage rates that we must pay, or both. In addition, we believe that our success depends in part on our ability to quickly and effectively train additional workforce to handle the increased volume and production while minimizing labor inefficiencies and maintaining product quality in a housing market recovery. If either of these events were to occur, our cost structure could increase, our margins could decrease, and any growth potential could be impaired.

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

Natural disasters could have a material adverse effect on our business, financial condition, or results of operations. Many of our facilities are located in regions that are vulnerable to natural disasters and other risks, such as earthquakes, fires, floods, tropical storms, hurricanes, and snow and ice, which at times have disrupted the local economy and posed physical risks to our property. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the United States and other countries. Our redundant, multiple site capacity may not be sufficient in the event of a natural disaster, terrorist act or other catastrophic event. Such disruptions could, among other things, disrupt our manufacturing or distribution facilities and result in delays or cancellations of customer orders for our products, which in turn could have a material adverse effect on our business, financial condition and results of operations. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, end-user customers in that region may delay or forego purchases of our products, which may materially and adversely impact our operating results for a particular period.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.        PROPERTIES

We own our corporate office located in Winchester, Virginia. In addition, we lease eight manufacturing facilities, one manufacturing facility/service center, and one distribution center in the United States and Mexico and own eight manufacturing facilities located primarily in the eastern and southern United States. We also lease seven primary service centers, ten satellite service centers, and four additional offices located throughout the United States that support the sale and distribution of products to each market channel. We consider our properties suitable for our business and adequate for our needs and believe that, if necessary, we could find additional and/or replacement facilities to lease without suffering a material adverse effect on our business.

Item 3.        LEGAL PROCEEDINGS

The Company is involved in suits and claims in the normal course of business, including, without limitation, product liability and general liability claims and claims pending before the Equal Employment Opportunity Commission. On at least a quarterly basis, the Company consults with its legal counsel to ascertain the reasonable likelihood that such claims may result in a loss. As required by ASC Topic 450, "Contingencies" ("ASC 450"), the Company categorizes the various suits and claims into three categories according to their likelihood for resulting in potential loss: those that are probable, those that are reasonably possible, and those that are deemed to be remote. The Company accounts for these loss contingencies in accordance with ASC 450. Where losses are deemed to be probable and estimable, accruals are made. Where losses are deemed to be reasonably possible, a range of loss estimate is determined and considered for disclosure.  In determining these loss range estimates, the Company considers known values of similar claims and consults with independent counsel.

The Company believes that the aggregate range of estimated loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of April 30, 2021.

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

Name	Age	Position(s) Held During Past Five Years
M. Scott Culbreth	50	Company President and Chief Executive Officer from July 2020 to present; Company Senior Vice President and Chief Financial Officer from February 2014 to July 2020.

Paul Joachimczyk	49	Company Vice President and Chief Financial Officer from July 2020 to present; Vice President, Financial Planning and Analysis, from February 2019 to July 2020; Vice President of Finance and Corporate Controller at TopBuild Corp. from October 2016 to June 2018; CFO - Functional Transformation at Stanley Black & Decker, Inc. from May 2014 to July 2016.

Robert J. Adams, Jr.	55	Company Senior Vice President, Manufacturing and Technical Operations from August 2015 to present; Company Vice President of Value Stream Operations from September 2012 to August 2015; Company Vice President of Manufacturing and Engineering from April 2012 to September 2012.

Teresa M. May	56	Company Senior Vice President and Chief Marketing Officer from April 2020 to present; Senior Vice President and Chief Marketing Officer of Asurion from May 2018 to April 2020; Vice President of Owens Corning from March 2012 to March 2018.

PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

American Woodmark Corporation common stock is listed on The NASDAQ Global Select Market under the "AMWD" symbol.

As of June 18, 2021 there were approximately 16,500 total shareholders of the Company's common stock, including 6,200 shareholders of record and 10,300 beneficial owners whose shares are held in "street" name by securities broker-dealers or other ,nominees. The Company's shareholders also include approximately 55% of the Company's employees who are eligible to participate in the American Woodmark Corporation Retirement Savings Plan. The Company does not currently pay cash dividends and has no current intention to do so in the near future. The determination as to the payment of future dividends will be made by the Board of Directors (the "Board") from time to time and will depend on the Company's then current financial condition, capital requirements, and results of operations, as well as any other factors then deemed relevant by the Board, and will be subject to applicable restrictions in the credit agreement governing the Company's credit facility

Purchase of Equity Securities by the Issuer

The following table details share repurchases by the Company during the fourth quarter of fiscal 2021:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (000)
	(1)	Per Share	Programs	(1)
February 1 - 28, 2021	—	N/A	—	$50,000
March 1 - 31, 2021	55,084	$95.31	55,084	$44,750
April 1 - 30, 2021	144,962	$101.77	144,962	$30,000
Quarter ended April 30, 2021	200,046	$99.98	200,046	$30,000

(1)
Under a stock repurchase authorization approved by its Board on August 22, 2019, the Company was authorized to purchase up to $50 million of the Company's common shares. Management funded share repurchases using available cash and cash generated from operations. Repurchased shares became authorized but unissued common shares. At April 30, 2021, $30.0 million of funds remained from the amounts authorized by the Board to repurchase the Company's common shares. The Company purchased a total of 200,046 common shares, for an aggregate purchase price of $20.0 million, during the fourth quarter of fiscal 2021 under the authorization pursuant to a repurchase plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. On May 25, 2021, the Board authorized a stock repurchase program of up to $100 million of the Company's outstanding common shares. In conjunction with this authorization the Board cancelled the remaining portion of the $50 million existing authorization.

Stock Performance Graph

The performance graph shown below compares the percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of the Russell 2000 Index and Standard & Poor's Household Durables Index for the period from April 30, 2016 through April 30, 2021. The graph assumes an initial investment of $100 and the reinvestment of dividends. The graph is based on historical data and is not intended to be a forecast or indication of future performance of American Woodmark common stock.

Performance Graph
(Total Return)
Dollars
225
200
175
150
125
100
75
50
2016
2017
2018
2019
2020
2021
Years ended April 30
American Woodmark Corporation
Russell 2000 Index
S&P Household Durables Index

	2016	2017	2018	2019	2020	2021
American Woodmark Corporation	$100.00	$126.20	$112.90	$123.50	$70.60	$136.50
Russell 2000 Index	$100.00	$125.60	$140.10	$146.60	$122.60	$214.40
S&P Household Durables Index	$100.00	$114.80	$106.60	$98.00	$91.90	$180.80

The graph and related information above are not deemed to be "filed" with the Securities and Exchange ("SEC") for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any future filing made by us with the SEC, except to the extent that we specifically incorporate it by reference into any such filing.

Item 6.        SELECTED FINANCIAL DATA

Part II, Item 6 is no longer required as the Company has adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain income and expense items as a percentage of net sales:

	PERCENTAGE OF NET SALES
	Fiscal Years Ended April 30
	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of sales and distribution	81.7	80.1	78.9
Gross profit	18.3	19.9	21.1
Selling and marketing expenses	5.1	5.1	5.5
General and administrative expenses	6.4	6.8	6.9
Restructuring charges, net	0.3	—	0.1
Operating income	6.5	8.0	8.6
Interest expense, net/other (income) expense, net	2.0	1.9	1.9
Income before income taxes	4.5	6.1	6.7
Income tax expense	1.1	1.6	1.6
Net income	3.4	4.5	5.1

The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and the related notes contained elsewhere in this report.

Forward-Looking Statements

This annual report contains statements concerning the Company's expectations, plans, objectives, future financial performance, and other statements that are not historical facts.  These statements may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  In most cases, the reader can identify forward-looking statements by words such as "anticipate," "estimate," "forecast," "expect," "believe," "should," "could," "would," "plan," "may," "intend," "estimate," "prospect," "goal," "will," "predict," "potential," or other similar words.  Forward-looking statements contained in this report, including elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Operations," are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements.  In addition, the Company participates in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings or deterioration in financial condition.  Factors that could cause actual results to differ materially from those in forward-looking statements made in this report include but are not limited to:

•the loss of or a reduction in business from one or more of our key customers;
•negative developments in the macro-economic factors that impact our performance such as the U.S. housing market, general economy, unemployment rates, and consumer sentiment and the impact of such developments on our and our customers' business, operations, and access to financing;
•competition from other manufacturers and the impact of such competition on pricing and promotional levels;
•the impact of COVID-19 on our business, the global and U.S. economy, and our employees, customers, and suppliers;
•an inability to develop new products or respond to changing consumer preferences and purchasing practices;
•a failure to effectively manage manufacturing operations, alignment, and capacity or an inability to maintain the quality of our products;
•the impairment of goodwill, other intangible assets, or our long-lived assets;
•an inability to obtain raw materials in a timely manner or fluctuations in raw material, transportation, and energy costs;
•information systems interruptions or intrusions or the unauthorized release of confidential information concerning customers, employees, or other third parties;
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
•the occurrence of significant natural disasters, including earthquakes, fires, floods, hurricanes, or tropical storms;
•the unavailability of adequate capital for our business to grow and compete;
•increased buying power of large customers and the impact on our ability to maintain or raise prices; and
•limitations on operating our business as a result of covenant restrictions under our indebtedness, and our ability to pay amounts due under our credit facilities and our other indebtedness.

Additional information concerning the factors that could cause actual results to differ materially from those in forward-looking statements is contained in this annual report, including elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under Item 1A. "Risk Factors," and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."  While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a material adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes speaks only as of the date of this annual report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Overview

American Woodmark Corporation manufactures and distributes kitchen, bath and home organization products for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors.  At April 30, 2021, the Company operated 17 manufacturing facilities in the United States and Mexico and eight primary service centers and one distribution center located throughout the United States.

COVID-19

The COVID-19 pandemic impacted our business operations and financial results beginning in the fourth quarter of fiscal 2020 and continued to impact us in fiscal 2021. All of our manufacturing facilities qualified as essential operations (or the equivalent) under applicable federal and state orders and were able to continue operating. We were negatively impacted by the COVID-19 pandemic as demand for our products significantly decreased during the fourth quarter of fiscal 2020 and first quarter of fiscal 2021, "stay at home" orders and other work disruptions created disruptions to our business operations and our supply chain has been negatively impacted. Additionally, COVID-19 continues to impact our overall business, including hiring and retaining employees and through challenges caused by material availability and transportation delays. Refer to Item 1A. "Risk Factors" for a disclosure of risk factors related to COVID-19.

Particleboard Supply

Due to a catastrophic fire at a key Southeast supplier plant in May 2019 (fiscal 2020) and the supplier's subsequent decision to shutter operations over the next 90-days at two additional plants, the Company experienced a temporary disruption in supply of particleboard, a key input component of our cabinetry. This disruption resulted in net expense of $4.2 million during fiscal 2020. Management was successful in containing the situation as to not impact our customers in fiscal 2021.

Financial Overview

A number of general market factors impacted the Company's business in fiscal 2021, including:

•The unemployment rate decreased by 59% compared to April 2020, to 6.1% as of April 2021 according to data provided by the U.S. Department of Labor; however, the unemployment rate remained well above levels prior to the COVID-19 pandemic;

•Increase in single family housing starts during the Company's fiscal 2021 of 11%, as compared to the Company's fiscal 2020, according to the U.S. Department of Commerce;
•Mortgage interest rates decreased with a 30-year fixed mortgage rate of 3.06% in April 2021, a decrease of approximately 25 basis points compared to April 2020;
•The median price of existing homes sold in the U.S. rose by 12.2% during the Company's fiscal 2021, according to data provided by the National Association of Realtors;
•Consumer sentiment, as reported by the University of Michigan, averaged 15.6% lower during the Company's fiscal 2021 than in its prior fiscal year; and
•Cabinet sales, as reported by members of the Kitchen Cabinet Manufacturers Association (KCMA), increased by 8.7% during fiscal 2021 versus the prior fiscal year.

The Company's largest remodeling customers and competitors continued to utilize sales promotions in the Company's product category during fiscal 2021 to boost sales.  The Company strives to maintain its promotional levels in line with market activity, with a goal of remaining competitive. The Company experienced lower promotional levels during fiscal 2021 than those experienced in its prior fiscal year. Sales in the remodel channel increased 22% during the fiscal year.

Sales in the new construction channel increased 0.7% during fiscal 2021 due to a rise in new housing starts and a shift to the opening price point cabinets in our Origins by Timberlake brand.

The Company increased its net sales by 5.7% during fiscal 2021, which management believes was driven by growth in the home center, builder and independent dealers and distributors channels.

Gross margin for fiscal 2021 was 18.3%, a decrease from 19.9% in fiscal 2020.  The decrease in gross margin was primarily due to higher material and logistics costs, investments made to establish our distribution center in Texas, and increases related to wage and retention programs. This was partially offset by the increase in sales creating leverage of our fixed expenses in our operating platforms.

The Company regularly considers the need for a valuation allowance against its deferred tax assets.  The Company has been profitable for the last 9 years.  As of April 30, 2021 and 2020, the Company had total deferred tax assets of $45.9 million net of valuation allowance. Deferred tax assets are reduced by a valuation allowance when, after considering all positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  The Company has recorded a valuation allowance related to deferred tax assets for certain state investment tax credit ("ITC") carryforwards.  These credits expire in various years beginning in fiscal 2028.  The Company believes based on positive evidence of the housing industry improvement along with 9 consecutive years of profitability that the Company will more likely than not realize all other remaining deferred tax assets.

The Company also regularly assesses its long-lived assets to determine if any impairment has occurred.  The Company has concluded that none of its long-lived assets were impaired as of April 30, 2021.

Results of Operations

	FISCAL YEARS ENDED APRIL 30

(Dollars in thousands)	2021	2020	2019	2021 vs. 2020 PERCENT CHANGE	2020 vs. 2019 PERCENT CHANGE

Net sales	$1,744,014	$1,650,333	$1,645,319	5.7%	0.3%
Gross profit	319,275	329,186	346,473	(3.0)%	(5.0)%
Selling and marketing expenses	89,464	83,608	89,875	7.0%	(7.0)%
General and administrative expenses	112,283	113,334	112,917	(0.9)%	0.4%
Interest expense, net	23,128	29,027	35,652	(20.3)%	(18.6)%

Net Sales

Net sales for fiscal 2021 increased 5.7% to $1,744.0 million from the prior fiscal year. The Company experienced growth in the home center, builder and independent dealers and distributors channels.

Net sales for fiscal 2020 increased 0.3% to $1,650.3 million from the prior fiscal year. The Company experienced growth in the builder channel which was partially offset by declines in the home center and independent dealers and distributors channels.

Gross Profit

Gross profit as a percentage of sales decreased to 18.3% in fiscal 2021 as compared with 19.9% in fiscal 2020. The decrease in gross profit margin was primarily due to higher material and logistics costs, investments made to establish our distribution center in Texas, and increases related to wage and retention programs. This was partially offset by the increase in sales creating leverage of our fixed expenses in our operating platforms.

Gross profit as a percentage of sales decreased to 19.9% in fiscal 2020 as compared with 21.1% in fiscal 2019. The decrease in gross profit margin was primarily due to tariffs of $6.4 million, net cost impacts related to our particleboard supply disruption of $4.2 million, duplicate rent/move costs related to our California facility move of $2.4 million, and expenses related to the temporary suspension of operations in our component plants in Mexico in April 2020.

Selling and Marketing Expenses

Selling and marketing costs increased by $5.9 million or 7% during fiscal 2021 versus the prior year.  Selling and marketing expenses in fiscal 2021 and fiscal 2020 were both 5.1% of net sales.

Selling and marketing expenses in fiscal 2020 were 5.1% of net sales, compared with 5.5% of net sales in fiscal 2019.  Selling and marketing costs decreased by 7% despite a 0.3% increase in net sales in fiscal 2020.  The improvement in the percentage of selling and marketing costs in relation to net sales was due to lower displays and incentive costs.

General and Administrative Expenses

General and administrative expenses decreased by $1.1 million or 0.9% during fiscal 2021 versus the prior fiscal year. General and administrative costs decreased to 6.4% of net sales in fiscal 2021 compared with 6.8% of net sales in fiscal 2020.

General and administrative expenses increased by $0.4 million or 0.4% during fiscal 2020 versus the prior fiscal year. General and administrative costs decreased to 6.8% of net sales in fiscal 2020 compared with 6.9% of net sales in fiscal 2019.

Effective Income Tax Rates

The Company generated pre-tax income of $77.4 million during fiscal 2021.  The Company's effective tax rate decreased from 25.5% in fiscal 2020 to 24.1% in fiscal 2021 primarily due to the benefit from federal income tax credits.  The Company's effective tax rate increased from 24.5% in fiscal 2019 to 25.5% in fiscal 2020. The higher effective tax rate was primarily due to lower federal income tax credits.

Non-GAAP Financial Measures

We have reported our financial results in accordance with generally accepted accounting principles ("GAAP"). In addition, we have presented in this report the non-GAAP measures described below.

A reconciliation of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP is set forth below.

Management believes these non-GAAP financial measures provide an additional means of analyzing the current period's results against the corresponding prior period's results. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company's reported results prepared in accordance with GAAP. Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin

We use EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin in evaluating the performance of our business, and we use each in the preparation of our annual operating budgets and as indicators of business performance and profitability. We believe EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin allow us to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. Additionally, Adjusted EBITDA is a key measurement used in our Term Loans to determine interest rates and financial covenant compliance.

We define EBITDA as net income adjusted to exclude (1) income tax expense, (2) interest expense, net, (3) depreciation and amortization expense, and (4) amortization of customer relationship intangibles and trademarks. We define Adjusted EBITDA as EBITDA adjusted to exclude (1) expenses related to the RSI Acquisition and the subsequent restructuring charges that the Company incurred related to the acquisition, (2) non-recurring restructuring charges, (3) net gain/loss on debt forgiveness and modification, (4) stock-based compensation expense, (5) gain/loss on asset disposals, and (6) change in fair value of foreign exchange forward contracts. We believe Adjusted EBITDA, when presented in conjunction with comparable GAAP measures, is useful for investors because management uses Adjusted EBITDA in evaluating the performance of our business.

We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales.

Adjusted EPS per diluted share

We use Adjusted EPS per diluted share in evaluating the performance of our business and profitability. Management believes that this measure provides useful information to investors by offering additional ways of viewing the Company's results by providing an indication of performance and profitability excluding the impact of unusual and/or non-cash items. We define Adjusted EPS per diluted share as diluted earnings per share excluding the per share impact of (1) expenses related to the RSI Acquisition and the subsequent restructuring charges that the Company incurred related to the acquisition, (2) non-recurring restructuring charges, (3) the amortization of customer relationship intangibles and trademarks, (4) net gain/loss on debt forgiveness and modification, and (5) the tax benefit of RSI Acquisition expenses and subsequent restructuring charges, the net gain/loss on debt forgiveness and modification, and the amortization of customer relationship intangibles and trademarks. The amortization of intangible assets is driven by the RSI Acquisition and will recur in future periods. Management has determined that excluding amortization of intangible assets from our definition of Adjusted EPS per diluted share will better help it evaluate the performance of our business and profitability and we have also received similar feedback from some of our investors regarding the same.
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

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth in the following tables:

Reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin

	FISCAL YEARS ENDED APRIL 30,
(Dollars in thousands)	2021	2020	2019

Net income (GAAP)	$58,763	$74,861	$83,688
Add back:
Income tax expense	18,672	25,687	27,200
Interest expense, net	23,128	29,027	35,652
Depreciation and amortization expense	51,100	49,513	45,446
Amortization of customer relationship intangibles and trademarks	47,889	49,000	49,000
EBITDA (Non-GAAP)	$199,552	$228,088	$240,986
Add back:
Acquisition and restructuring related expenses (1)	174	221	4,118
Non-recurring restructuring charges, net (2)	5,848	—	—
Change in fair value of foreign exchange forward contracts (3)	(1,102)	1,102	—
Net loss (gain) on debt forgiveness and modification (4)	13,792	—	(5,266)
Stock-based compensation expense	4,598	3,989	3,040
Loss on asset disposal	384	2,629	1,973
Adjusted EBITDA (Non-GAAP)	$223,246	$236,029	$244,851

Net Sales	$1,744,014	$1,650,333	$1,645,319

Net income margin (GAAP)	3.4%	4.5%	5.1%
Adjusted EBITDA margin (Non-GAAP)	12.8%	14.3%	14.9%

(1) Acquisition and restructuring related expenses are comprised of expenses related to the RSI Acquisition and the subsequent restructuring charges that the Company incurred related to the acquisition.
(2) Non-recurring restructuring charges are comprised of expenses incurred related to the permanent layoffs due to COVID-19 and the closure of the manufacturing plant in Humboldt, Tennessee. Fiscal year 2021 includes accelerated depreciation expense of $1.3 million and gain on asset disposal of $2.2 million related to Humboldt.
(3) In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange rates. The Company manages these risks through the use of foreign exchange forward contracts. The changes in the fair value of the forward contracts are recorded in other (income) expense, net in the operating results.
(4) The Company recognized net loss on debt modification totaling $13.8 million for fiscal year 2021 related to the restructuring of its debt. The Company had loans and interest forgiven relating to four separate economic development loans totaling $5.5 million for fiscal year 2019 and the Company incurred $0.3 million in loan modification expense with an amendment to the credit agreement during fiscal year 2019.

A reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin as projected for fiscal 2022 is not provided because we do not forecast net income as we cannot, without unreasonable effort, estimate or predict with certainty various components of net income.

Adjusted EPS per diluted share

	FISCAL YEARS ENDED APRIL 30,
(Dollars in thousands, except share and per share data)	2021	2020	2019

Net income (GAAP)	$58,763	$74,861	$83,688
Add back:
Acquisition and restructuring related expenses	174	221	4,118
Non-recurring restructuring charges, net	5,848	—	—
Amortization of customer relationship intangibles and trademarks	47,889	49,000	49,000
Net loss (gain) on debt forgiveness and modification	13,792	—	(5,266)
Tax benefit of add backs	(17,467)	(12,305)	(11,824)
Adjusted net income (Non-GAAP)	$108,999	$111,777	$119,716

Weighted average diluted shares	17,036,730	16,952,480	17,330,419
EPS per diluted share (GAAP)	$3.45	$4.42	$4.83
Adjusted EPS per diluted share (Non-GAAP)	$6.40	$6.59	$6.91

Free cash flow

	FISCAL YEARS ENDED APRIL 30,
(Dollars in thousands)	2021	2020	2019

Cash provided by operating activities	$151,763	$177,542	$190,845
Less: Capital expenditures (1)	46,318	40,739	39,385
Free cash flow	$105,445	$136,803	$151,460
(1) Capital expenditures consist of cash payments for property, plant and equipment and cash payments for investments in displays.

Outlook for Fiscal 2022

While we are optimistic about fiscal 2022, the impact on our financial results from the COVID-19 pandemic as well as material constraints and labor impacts continue to be uncertain. While the Company's net sales were up 18.6% during the fourth quarter of fiscal 2021 compared to the same period in the prior year, we expect net sales for the first quarter of fiscal 2022 to be up in the mid to upper teens compared with the same period in the prior year. For the first quarter of fiscal 2022 we expect margins to improve sequentially as the pricing actions take effect. This trend could continue as we still do not know the full impact of the pandemic and are waiting for macro-economic factors to stabilize. The Company has taken actions to improve our cash position and as of April 30, 2021 had $91.1 million of cash on hand and access to $236.0 million of additional availability under our revolver. In fiscal 2022, the Company may intentionally reduce our cash position to historical norms through debt repayments and share repurchases. We plan to continue our investment back into the business by increasing our capital investment rate to approximately 4.0% of net sales for the full fiscal year.

Additional risks and uncertainties that could affect the Company's results of operations and financial condition are discussed elsewhere in this annual report, including under "Forward-Looking Statements," and elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as under Item 1A. "Risk Factors" and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $91.1 million at April 30, 2021, representing a $6.0 million decrease from its April 30, 2020 levels.  At April 30, 2021, total long-term debt (including current maturities) was $521.8 million, a decrease of $75.4 million from the balance at April 30, 2020.  The Company's ratio of long-term debt to total capital was 40.9% at April 30, 2021, compared with 45.9% at April 30, 2020.  The Company's main source of liquidity is its cash and cash equivalents on hand and cash generated from its operating activities. The Company can also borrow up to $500 million under the Revolving

Facility. Approximately $236.0 million was available under this facility as of April 30, 2021.  See Note F — Loans Payable and Long-Term Debt for further discussion on our indebtedness.

The Company added significant indebtedness with the RSI Acquisition in fiscal 2018. Under the Prior Credit Agreement, the Company borrowed $250 million under the Initial Term Loan on December 29, 2017 in connection with the closing of the RSI Acquisition and borrowed an additional $250 million under the Delayed Draw Term Loan on February 12, 2018 in connection with the refinancing of the RSI Notes. Amounts outstanding under the Prior Credit Agreement incurred interest based on a fluctuating rate measured by reference to either, at the Company's option, a base rate plus an applicable margin or LIBOR plus an applicable margin, with the applicable margin being determined by reference to the Company's then-current "Total Funded Debt to EBITDA Ratio."

On February 12, 2018, the Company issued $350 million in aggregate principal amount of the Senior Notes and utilized the proceeds of such issuance, together with the borrowings under the Delayed Draw Term Loan as discussed above and cash on hand, to fund the refinancing of the RSI Notes, which were acquired as part of the RSI Acquisition.

On April 22, 2021, the Company amended and restated the Prior Credit Agreement. The amended and restated credit agreement (the "A&R Credit Agreement") provides for a $500 million revolving loan facility with a $50 million sub-facility for the issuance of letters of credit (the "Revolving Facility") and a $250 million term loan facility (the "Term Loan Facility"). Also on April 22, 2021, the Company borrowed the entire $250 million under the Term Loan Facility and approximately $264 million under the Revolving Facility to fund, in part, the repayment in full of the amounts then outstanding under the Prior Credit Agreement and the redemption of the Senior Notes. The Company is required to repay the Term Loan Facility in specified quarterly installments. The Revolving Facility and Term Loan Facility mature on April 22, 2026.

The A&R Credit Agreement includes certain financial covenants that require the Company to maintain (i) a "Consolidated Interest Coverage Ratio" of no less than 2.00 to 1.00 and (ii) a "Total Net Leverage Ratio" of no greater than 4.00 to 1.00, subject, in each case, to certain limited exceptions.

The A&R Credit Agreement includes certain additional covenants, including negative covenants that restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create additional liens on its assets, make certain investments, dispose of its assets or engage in a merger or other similar transaction or engage in transactions with affiliates, subject, in each case, to the various exceptions and conditions described in the A&R Credit Agreement. The negative covenants further restrict the ability of the Company and certain of its subsidiaries to make certain restricted payments, including, in the case of the Company, the payment of dividends and the repurchase of common stock, in certain limited circumstances. See Note F — Loans Payable and Long-Term Debt for a discussion of interest rates under the new A&R Credit Agreement and our compliance with the covenants in the credit agreement.

OPERATING ACTIVITIES

Cash provided by operating activities in fiscal 2021 was $151.8 million, compared with $177.5 million in fiscal 2020.  The decrease in the Company's cash from operating activities was driven primarily by a decrease in net income and decreased cash flows from customer receivables and inventories, which were partially offset by an increase in cash flows from accounts payable and accrued marketing expenses.

Cash provided by operating activities in fiscal 2020 was $177.5 million, compared with $190.8 million in fiscal 2019.  The decrease in the Company's cash from operating activities was driven primarily by a decrease in net income and decreased cash flows from income taxes receivable and accrued compensation and related expenses, which was partially offset by an increase in cash flows from customer receivables and accrued marketing expenses.

On November 28, 2018, the Board approved up to $5.0 million of discretionary funding to reduce its defined benefit pension liabilities. The Company made aggregate contributions of $7.3 million to its pension plans during fiscal 2019, including $5.0 million of discretionary funding. The Company made no contributions to its pension plan in fiscal 2021 and made contributions of $0.5 million to its pension plans during fiscal 2020.

INVESTING ACTIVITIES

The Company's investing activities primarily consist of capital expenditures and investments in promotional displays. Net cash used by investing activities in fiscal 2021 was $42.4 million, compared with $38.9 million in fiscal 2020 and $37.9 million in fiscal 2019. Investments in property, plant and equipment for fiscal 2021 were $35.7 million, compared with $31.7 million in fiscal 2020 and $32.1 million in fiscal 2019. Investments in promotional displays were $10.6 million in fiscal 2021, compared with $9.1 million in fiscal 2020 and $7.3 million in fiscal 2019.

FINANCING ACTIVITIES

The Company realized a net outflow of $115.3 million from financing activities in fiscal 2021 compared with a net outflow of $99.2 million in fiscal 2020, and a net outflow of $173.7 million in fiscal 2019.  During fiscal 2021, $82.5 million, net, was used to repay long-term debt, compared with approximately $98.5 million in fiscal 2020 and $122.2 million in fiscal 2019.

Under a stock repurchase authorization approved by its Board on November 30, 2016, the Company was authorized to purchase up to $50 million of the Company's common shares. On November 28, 2018, the Board authorized an additional stock repurchase program of up to $14 million of the Company's common shares. This authorization is in addition to the stock repurchase program authorized on November 30, 2016. The Company funded share repurchases using available cash and cash generated from operations. Repurchased shares became authorized but unissued common shares. At April 30, 2019, no funds remained from the amounts authorized by the Board to repurchase the Company's common shares. On August 22, 2019, the Board authorized a stock repurchase program of up to $50 million of the Company's common shares. The Company repurchased $20.0 million during fiscal 2021 and $50.0 million during fiscal 2019. The Company did not repurchase any of its shares during the fiscal year ended April 30, 2020. On May 25, 2021, the Board authorized a stock repurchase program of up to $100 million of the Company's outstanding common shares. In conjunction with this authorization the Board cancelled the remaining portion of the $50 million existing authorization, of which the Company had repurchased $20 million in the fourth quarter of fiscal 2021.

Cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations, and fund capital expenditures for fiscal 2022.

The timing of the Company's contractual obligations (excluding interest) as of April 30, 2021 is summarized in the table below:

	FISCAL YEARS ENDED APRIL 30

(in thousands)	Total Amounts	2022	2023-2024	2025-2026	2027 and Thereafter

Term Loans	$250,000	$6,250	$18,750	$225,000	$—
Revolving credit	264,000	—	—	264,000	—
Capital lease obligations	5,494	2,072	2,982	440	—
Other long-term debt	6,659	—	299	515	5,845
Operating lease obligations	144,308	23,761	43,756	35,910	40,881

Total	$670,461	$32,083	$65,787	$525,865	$46,726

SEASONALITY

Our business has been subject to seasonal influences, with higher sales typically realized in our first and fourth fiscal quarters, however sales were down in the fourth quarter of fiscal 2020 and the first quarter of fiscal 2021 due to the COVID-19 pandemic. General economic forces and changes in our customer mix have reduced seasonal fluctuations in revenue over the past few years. The costs of the Company's products are subject to inflationary pressures and commodity price fluctuations. The Company has generally been able over time to recover the effects of inflation and commodity price fluctuations through sales price increases.

For additional discussion of risks that could affect the Company and its business, see "Forward-Looking Statements" above, as well as Item 1A. "Risk Factors" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2021 and 2020, the Company had no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Management has chosen accounting policies that are necessary to give reasonable assurance that the Company's operational results and financial position are accurately and fairly reported. The significant accounting policies of the Company are disclosed in Note A to the Consolidated Financial Statements included in this annual report. The following discussion addresses the accounting policies that management believes have the greatest potential impact on the presentation of the financial condition and operating results of the Company for the periods being reported and that require the most judgment.

Management regularly reviews these critical accounting policies and estimates with the Audit Committee of the Board.

Revenue Recognition.  The Company utilizes signed sales agreements that provide for transfer of title to the customer at the time of shipment or upon delivery based on the contractual terms. The Company must estimate the amount of sales that have been transferred to third-party carriers but not delivered to customers as the carriers are not able to report real-time what has been delivered and thus there is a delay in reporting to the Company. The estimate is calculated using a lag factor determined by analyzing the actual difference between shipment date and delivery date of orders over the past 12 months. Revenue is recognized on those shipments which the Company believes have been delivered to the customer.

The Company recognizes revenue based on the invoice price less allowances for sales returns, cash discounts, and other deductions as required under GAAP. Collection is reasonably assured as determined through an analysis of accounts receivable data, including historical product returns and the evaluation of each customer's ability to pay. Allowances for sales returns are based on the historical relationship between shipments and returns. The Company believes that its historical experience is an accurate reflection of future returns.

Pensions.  Prior to April 30, 2020, the Company had two non-contributory defined benefit pension plans covering many of the Company's employees hired prior to April 30, 2012. Effective April 30, 2012, the Company froze all future benefit accruals under the Company's hourly and salaried defined benefit pension plans. Effective April 30, 2020, these plans were merged into one plan.

On November 16, 2020 the Company filed an application with the Internal Revenue Service to terminate the Pension Plan with an effective date of December 31, 2020 (the "Plan Termination Date"), in a standard termination and the Company expects to incur approximately $1.6 million to terminate the Pension Plan, $0.4 million of which was incurred in fiscal 2021. In connection with the Pension Plan termination and in addition to the Pension Plan termination costs, the Company may be required to make an additional funding contribution to the Pension Plan in order to ensure the Pension Plan is fully funded on a termination basis as of the Benefit Distribution Date, with the amount of such contribution still to be determined. The Benefit Distribution Date will be determined once the Company receives approval from certain regulatory agencies. The additional funding contribution is expected to be funded from cash on hand and the amount will vary depending on the lump sum distribution take rate and the interest rate on the Benefit Distribution Date.

The estimated expense, benefits and pension obligations of the pension plan is determined using various assumptions. The most significant assumptions are the long-term expected rate of return on plan assets and the discount rate used to determine the present value of the pension obligations. The long-term expected rate of return on plan assets reflects the current mix of the plan assets invested in equities and bonds.

The following is a summary of the potential impact of a hypothetical 1% change in actuarial assumptions for the discount rate, expected return on plan assets and consumer price index:

(in millions)	IMPACT OF 1% INCREASE	IMPACT OF 1% DECREASE
(decrease) increase

Effect on annual pension expense	$(1.7)	$1.5

Pension expense for fiscal 2021 and the assumptions used in that calculation are presented in Note I of the Consolidated Financial Statements.  At April 30, 2021, the weighted average discount rate was 2.80% compared with 3.16% at April 30, 2020. The expected return on plan assets was 3.25% for the year ended April 30, 2021 and 5.0% for the year ended April 30, 2020. The rate of compensation increase is not applicable for periods beyond April 30, 2012 because the Company froze its pension plans as of that date.

The projected performance of the Company's pension plan is largely dependent on the assumptions used to measure the obligations of the plan and to estimate future performance of the plan's invested assets. Over the past two measurement periods, the most material deviations between results based on assumptions and the actual plan performance have resulted from changes to the discount rate used to measure the plan's benefit obligations and the actual return on plan assets.  Accounting guidelines require the discount rate to be set to a current market rate at each annual measurement date.
The Company strives to balance expected long-term returns and short-term volatility of pension plan assets. Favorable and unfavorable differences between the assumed and actual returns on plan assets are generally amortized over a period no longer than the average life expectancy of the plans' active participants. The actual rates of return on plan assets realized, net of investment manager fees, were 3.2%, 15.6% and 7.0% for fiscal 2021, 2020, and 2019, respectively.

The fair value of plan assets at April 30, 2021 was $193.6 million compared with $190.7 million at April 30, 2020. The Company's projected benefit obligation exceeded plan assets by $3.0 million in fiscal 2021 and $0.4 million in fiscal 2020. The $2.6 million increase in the Company's unfunded position during fiscal 2021 was primarily driven by the decrease in the discount rate from 3.16% to 2.80%.

Goodwill.  Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In accordance with the accounting standards, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. There were no impairment charges related to goodwill for the fiscal years 2021 and 2020.

Other Intangible Assets. Other intangible assets consist of customer relationship intangibles and trademarks. The Company amortizes the cost of other intangible assets over their estimated useful lives, which range from three to six years, unless such lives are deemed indefinite. The Company reviews its intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges related to other intangible assets for the fiscal years 2021 and 2020.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (the "FASB") issued a new standard for leases, ASC 842, which requires lessees to recognize almost all leases on their balance sheet as a right-of-use ("ROU") asset and lease liability. The standard is effective for annual periods beginning after December 15, 2018. The standard provides for the option to elect a package of practical expedients upon adoption. The Company adopted the standard on May 1, 2019 using the modified retrospective transition approach and elected the package of practical expedients that allows it to forgo reassessment of lease classification for leases that have already commenced. The Company also elected the practical expedients to the new standard without restating comparative prior period financial information and to not recognize ROU assets and liabilities for operating leases with shorter than 12-month terms. On May 1, 2019, the Company recognized operating lease assets and operating lease liabilities of $80.4 million. The new standard did not have a material impact on the Company's results of operations, cash flows or opening retained earnings, or on its debt covenant calculations. ASC 842 also requires entities to disclose certain qualitative and quantitative information regarding the amount, timing, and uncertainty of cash flows arising from leases. Such disclosures are included in Note N — Leases.

In December 2019, the FASB issued ASU No.  2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intraperiod tax allocations and calculating income taxes in interim periods. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company beginning May 1, 2021. The Company has reviewed the provisions of this new pronouncement and the adoption of this guidance is not expected to have an impact on financial position or results of operations.

In March 2020, the FASB issued ASU No. 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022 and can be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company has identified loans and other financial instruments that are directly or indirectly influenced by LIBOR and does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

 Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The costs of the Company's products are subject to inflationary pressures and commodity price fluctuations.  The Company has generally been able, over time, to recover the effects of inflation and commodity price fluctuations through sales price increases.

Our revolving credit facility, initial term loan facility and delayed draw term loan facility, include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of April 30, 2021 would increase our annual interest expense by approximately $5.1 million.

The Company has historically not used commodity or interest rate derivatives or similar financial instruments to manage commodity price or interest rate risks and had no such arrangements outstanding at the end of fiscal 2021. However, in April 2021 (fiscal 2021), we redeemed our fixed rate Senior Notes and entered into the A&R Credit Agreement which increased our exposure to variable interest rates. See Note F — Loans Payable and Long-Term Debt for further discussion. Due in part to this, in May 2021 (fiscal 2022), we entered into interest rate swaps to hedge approximately $200 million of our variable interest rate debt.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	APRIL 30
(in thousands, except share and per share data)	2021	2020

ASSETS
Current Assets
Cash and cash equivalents	$91,071	$97,059
Customer receivables, net	146,866	106,344
Inventories	140,282	111,836
Prepaid expenses and other	13,861	9,933
Total Current Assets	392,080	325,172

Property, plant and equipment, net	204,002	203,824
Operating lease right-of-use assets	123,118	127,668
Customer relationships intangibles, net	121,778	167,444
Trademarks, net	—	2,222
Goodwill, net	767,612	767,612
Promotional displays, net	14,554	13,966
Deferred income taxes	1,118	915
Other assets	12,252	13,983
TOTAL ASSETS	$1,636,514	$1,622,806

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$91,622	$56,342
Current maturities of long-term debt	8,322	2,216
Short-term lease liability - operating	19,994	18,896
Accrued compensation and related expenses	58,577	49,064
Accrued marketing expenses	20,019	12,361
Other accrued expenses	21,913	16,727
Total Current Liabilities	220,447	155,606

Long-term debt, less current maturities	513,450	594,921
Deferred income taxes	38,348	52,935
Long-term lease liability - operating	109,628	112,454
Other long-term liabilities	11,745	6,352

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at April 30, 2021: 16,801,101, at April 30, 2020: 16,926,537	362,524	359,430
Retained earnings	434,940	392,281
Accumulated other comprehensive loss - Defined benefit pension plans	(54,568)	(51,173)
Total Shareholders' Equity	742,896	700,538
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,636,514	$1,622,806
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	FISCAL YEARS ENDED APRIL 30
(in thousands, except per share data)	2021	2020	2019

Net sales	$1,744,014	$1,650,333	$1,645,319
Cost of sales and distribution	1,424,739	1,321,147	1,298,846
Gross Profit	319,275	329,186	346,473

Selling and marketing expenses	89,464	83,608	89,875
General and administrative expenses	112,283	113,334	112,917
Restructuring charges, net	5,848	(18)	1,987
Operating Income	111,680	132,262	141,694

Interest expense, net	23,128	29,027	35,652
Other (income) expense, net	11,117	2,687	(4,846)
Income Before Income Taxes	77,435	100,548	110,888

Income tax expense	18,672	25,687	27,200

Net Income	$58,763	$74,861	$83,688

SHARE INFORMATION
Earnings per share
Basic	$3.46	$4.43	$4.84
Diluted	$3.45	$4.42	$4.83

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2021	2020	2019

Net income	$58,763	$74,861	$83,688

Other comprehensive (loss) net of tax:
Change in pension benefits, net of deferred taxes
of $(1,156), $(573), and $190 respectively	(3,395)	(1,682)	(422)

Total Comprehensive Income	$55,368	$73,179	$83,266

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	LOSS	EQUITY
Balance, April 30, 2018	17,503,922	$361,158	$269,576	$(49,069)	$581,665

Net income	—	—	83,688	—	83,688
Other comprehensive income, net of tax	—	—	—	(422)	(422)
Stock-based compensation	—	3,040	—	—	3,040
Exercise of stock-based compensation awards, net of amounts withheld for taxes	48,928	(1,241)	—	—	(1,241)
Stock repurchases	(745,232)	(14,156)	(35,844)	—	(50,000)
Employee benefit plan contributions	41,408	3,623	—	—	3,623
Balance, April 30, 2019	16,849,026	$352,424	$317,420	$(49,491)	$620,353

Net income	—	—	74,861	—	74,861
Other comprehensive loss, net of tax	—	—	—	(1,682)	(1,682)
Stock-based compensation	—	3,989	—	—	3,989
Exercise of stock-based compensation awards, net of amounts withheld for taxes	31,790	(755)	—	—	(755)
Employee benefit plan contributions	45,721	3,772	—	—	3,772
Balance, April 30, 2020	16,926,537	$359,430	$392,281	$(51,173)	$700,538

Net income	—	—	58,763	—	58,763
Other comprehensive loss, net of tax	—	—	—	(3,395)	(3,395)
Stock-based compensation	—	4,598	—	—	4,598
Exercise of stock-based compensation awards, net of amounts withheld for taxes	29,019	(1,351)	—	—	(1,351)
Stock repurchases	(200,046)	(3,896)	(16,104)	—	(20,000)
Employee benefit plan contributions	45,591	3,743	—	—	3,743
Balance, April 30, 2021	16,801,101	$362,524	$434,940	$(54,568)	$742,896

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2021	2020	2019

OPERATING ACTIVITIES
Net income	$58,763	$74,861	$83,688
Adjustments to reconcile net income to net cash and
cash equivalents provided by operating activities:
Depreciation and amortization	100,289	98,513	94,446
Net (gain) loss on disposal of property, plant and equipment	(1,859)	2,629	1,973
Reduction in carrying amount of operating lease right-of-use assets	27,192	25,405	—
Amortization of debt issuance costs	2,501	2,603	2,724
Unrealized (gain) loss on foreign exchange forward contracts	(1,102)	1,102	—
Loss on extinguishment of debt	13,792	—	—
Gain on insurance recoveries	—	—	(580)
Stock-based compensation expense	4,598	3,989	3,040
Deferred income taxes	(13,668)	(11,499)	(7,805)
Pension contributions in excess of expense	(2,007)	(1,130)	(7,875)
Net gain on debt forgiveness and modification	—	—	(5,266)
Contributions of employer stock to employee benefit plan	3,743	3,772	3,623
Other non-cash items	4,140	672	916
Changes in operating assets and liabilities (net of acquired assets and liabilities):
Customer receivables	(42,829)	21,018	9,719
Inventories	(31,196)	(4,486)	(4,852)
Income taxes receivable	488	1,162	26,357
Prepaid expenses and other assets	(6,456)	(3,165)	(5,172)
Accounts payable	32,752	(6,237)	(4,775)
Accrued compensation and related expenses	1,226	(5,843)	6,225
Operating lease liabilities	(24,371)	(22,595)	—
Marketing and other accrued expenses	25,767	(3,229)	(5,541)
Net Cash Provided by Operating Activities	151,763	177,542	190,845

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(35,734)	(31,670)	(32,128)
Proceeds from sales of property, plant and equipment	3,889	323	64
Proceeds from insurance recoveries	—	—	580
Acquisition of business, net of cash acquired	—	—	(7,182)
Maturities of certificates of deposit	—	1,500	8,000
Investment in promotional displays	(10,584)	(9,069)	(7,257)
Net Cash Used by Investing Activities	(42,429)	(38,916)	(37,923)

FINANCING ACTIVITIES
Payments of long-term debt	(432,508)	(98,468)	(122,205)
Proceeds from long-term debt	350,000	—	—
Proceeds from issuance of common stock and other	—	295	500
Repurchase of common stock	(20,000)	—	(50,000)

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2021	2020	2019

Withholding of employee taxes related to stock-based compensation	(1,351)	(1,050)	(1,739)
Debt issuance cost	(2,930)	—	(232)
Premium paid on debt extinguishment	(8,533)	—	—
Net Cash Used by Financing Activities	(115,322)	(99,223)	(173,676)

Net (Decrease) Increase in Cash and Cash Equivalents	(5,988)	39,403	(20,754)

Cash and Cash Equivalents, Beginning of Year	97,059	57,656	78,410

Cash and Cash Equivalents, End of Year	$91,071	$97,059	$57,656

Supplemental cash flow information:
Non-cash investing and financing activities:
Property, plant and equipment	$2,527	$1,303	$1,331

Cash paid during the period for:
Interest	$22,981	$27,654	$35,908
Income taxes	$33,055	$36,154	$22,035

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Summary of Significant Accounting Policies

American Woodmark Corporation ("American Woodmark," the "Company," "we," "our" or "us") manufactures and distributes kitchen, bath, and home organization products for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers, builders and through a network of independent dealers and distributors. The Company operates within a single reportable segment primarily within the U.S.; long-lived assets and sales outside the U.S. are not significant.

The following is a description of the Company's significant accounting policies:

Principles of Consolidation and Basis of Presentation:  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition:  Our principal performance obligations are the sale of kitchen, bath, and home organization products. The Company recognizes revenue as control of our products is transferred to our customers, which is at the time of shipment or upon delivery based on the contractual terms with our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods to our customers. Payment terms on our product sales normally range from 30 to 90 days. Taxes assessed by a governmental authority that we collect are excluded from revenue. The expected costs associated with our contractual warranties are recognized as expense when the products are sold. See Note K — Commitments and Contingencies for further discussion.

When revenue is recognized, we record estimates to reduce revenue for customer programs and incentives in order to determine the amount of consideration the Company will ultimately be entitled to receive. Customer programs and incentives are considered variable consideration, and include price discounts, volume-based incentives, promotions, and cooperative advertising. The Company includes variable consideration in revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the variable consideration is resolved. This determination is made based upon known customer programs and incentive offerings at the time of sale, and expected sales volume forecasts as it relates to our volume-based incentives. This determination is updated each reporting period. In addition, for certain customer program incentives, we receive an identifiable benefit (goods or services) in exchange for the consideration given and record the associated expenditure in selling, general and administrative expenses.

We account for shipping and handling costs that occur before the customer has obtained control of a product as a fulfillment activity rather than as a promised service. These costs are classified within costs of sales and distribution.

Cost of Sales and Distribution:  Cost of sales and distribution includes all costs associated with the manufacture and distribution of the Company's products including the costs of shipping and handling.

Advertising Costs:  Advertising costs are expensed as incurred. Advertising expenses for fiscal years 2021, 2020, and 2019 were $34.1 million, $33.9 million, and $38.9 million, respectively.

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

Property, Plant and Equipment:  Property, plant and equipment is stated on the basis of cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, which range from 15 to 30 years for buildings and improvements and 3 to 12 years for machinery and equipment. Assets under financing leases are amortized over the shorter of their estimated useful lives or the term of the related lease.

Impairment of Long-Lived Assets:  The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal years 2021, 2020, and 2019, the Company concluded no impairment existed.

Goodwill: Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In accordance with the accounting standards, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not more likely than not impaired, the entity is not required to take further action. However, if an entity concludes otherwise, it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. During fiscal years 2021, 2020, and 2019, the Company concluded no impairment existed.

Other Intangible Assets: Intangible assets consist of customer relationship intangibles and trademarks. The Company amortizes the cost of other intangible assets over their estimated useful lives, which range from three to six years, unless such lives are deemed indefinite. The Company reviews its intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal years 2021, 2020, and 2019, the Company concluded no impairment existed.

Promotional Displays:  The Company invests in promotional displays in retail stores to demonstrate product features, product and quality specifications, and to serve as a training tool for retail kitchen designers. The Company invests in these long-lived productive assets to provide the aforementioned benefits. The Company's investment in promotional displays is carried at cost less applicable amortization. Amortization is calculated using the straight-line method on an individual display basis over periods of 24 to 60 months (the estimated period of benefit). Promotional display amortization expense for fiscal years 2021, 2020, and 2019 was $10.0 million, $8.2 million, and $6.4 million, respectively, and is included in selling and marketing expenses.

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

Pensions:  Prior to April 30, 2020, the Company had two non-contributory defined benefit pension plans covering many of the Company's employees hired prior to April 30, 2012. Effective April 30, 2012, the Company froze all future benefit accruals under the Company's hourly and salaried defined benefit pension plans. Effective April 30, 2020, these plans were merged into one plan. The Company recognizes the overfunded or underfunded status of its defined benefit pension plans, measured as the difference between the fair value of plan assets and the benefit obligation, in its consolidated balance sheets. The Company also recognizes the actuarial gains and losses and the prior service costs, credits and transition costs as a component of other comprehensive loss, net of tax. On November 16, 2020 the Company filed an application with the Internal Revenue Service to terminate the pension plan with an effective date of December 31, 2020.

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

Self Insurance: The Company is self-insured for certain costs related to employee medical coverage, workers' compensation liability, general liability, auto liability, and property insurance. The Company maintains stop-loss coverage with third-party insurers to limit total exposure. The Company establishes a liability at each balance sheet date based on estimates for a variety of factors that influence the Company's ultimate cost. In the event that actual experience is substantially different from the estimates, the financial results for the period could be adversely affected. The Company believes that the methodologies used to estimate insurance liabilities are an accurate reflection of the liabilities as of the date of the consolidated balance sheets.

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

At April 30, 2021, the Company held no forward contracts.

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

Recent Accounting Pronouncements:  In February 2016, the Financial Accounting Standards Board (the "FASB") issued a new standard for leases, ASC 842, which requires lessees to recognize almost all leases on their balance sheet as a right-of-use ("ROU") asset and lease liability. The standard is effective for annual periods beginning after December 15, 2018. The standard provides for the option to elect a package of practical expedients upon adoption. The Company adopted the standard on May 1, 2019 using the modified retrospective transition approach and elected the package of practical expedients that allows it to forgo reassessment of lease classification for leases that have already commenced. The Company also elected the practical expedients to the new standard without restating comparative prior period financial information and to not recognize ROU assets and liabilities for operating leases with shorter than 12-month terms. On May 1, 2019, the Company recognized operating lease assets and operating lease liabilities of $80.4 million. The new standard did not have a material impact on the Company's results of operations, cash flows or opening retained earnings, or on its debt covenant calculations. ASC 842 also requires entities to disclose certain qualitative and quantitative information regarding the amount, timing, and uncertainty of cash flows arising from leases. Such disclosures are included in Note N — Leases.

In December 2019, the FASB issued ASU No.  2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intraperiod tax allocations and calculating income taxes in interim periods. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company beginning May 1, 2021. The Company has reviewed the provisions of this new pronouncement and the adoption of this guidance is not expected to have an impact on financial position or results of operations.

In March 2020, the FASB issued ASU No. 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022 and can be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company has identified loans and other financial instruments that are directly or indirectly influenced by LIBOR and does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

Note B — Customer Receivables

The components of customer receivables were:

	APRIL 30
(in thousands)	2021	2020
Gross customer receivables	$156,187	$112,528
Less:
Allowance for doubtful accounts	(331)	(472)
Allowance for returns and discounts	(8,990)	(5,712)

Net customer receivables	$146,866	$106,344

Note C — Inventories

The components of inventories were:

	APRIL 30
(in thousands)	2021	2020
Raw materials	$63,384	$51,460
Work-in-process	51,176	42,381
Finished goods	43,526	32,572

Total FIFO inventories	158,086	126,413
Reserve to adjust inventories to LIFO value	(17,804)	(14,577)

Total inventories	$140,282	$111,836

Of the total inventory of $140.3 million, $80.3 million is carried under the FIFO method and $60.0 million is carried under the LIFO method of accounting as of April 30, 2021. Of the total inventory of $111.8 million, $66.0 million is carried under the FIFO method and $45.8 million is carried under the LIFO method of accounting as of April 30, 2020.

Note D — Property, Plant and Equipment

The components of property, plant and equipment were:

	APRIL 30
(in thousands)	2021	2020
Land	$4,431	$4,431
Buildings and improvements	116,103	120,819
Buildings and improvements - financing leases	11,636	11,636
Machinery and equipment	315,371	312,806
Machinery and equipment - financing leases	31,386	30,911
Construction in progress	22,669	8,164
	501,596	488,767
Less accumulated amortization and depreciation	(297,594)	(284,943)

Total	$204,002	$203,824

Amortization and depreciation expense on property, plant and equipment amounted to $38.3 million, $36.9 million, and $36.2 million in fiscal years 2021, 2020, and 2019, respectively.  Accumulated amortization on financing leases included in the above table amounted to $33.0 million and $32.3 million as of April 30, 2021 and 2020, respectively.

Note E — Intangible Assets and Trademarks

The components of customer relationships intangibles were:

	APRIL 30
(in thousands)	2021	2020
Customer relationship intangibles	$274,000	$274,000
Less accumulated amortization	(152,222)	(106,556)

Total	$121,778	$167,444

The components of trademarks were:

	APRIL 30
(in thousands)	2021	2020
Trademarks	$10,000	$10,000
Less accumulated amortization	(10,000)	(7,778)

Total	$—	$2,222

Customer relationship intangibles and trademarks are amortized over the estimated useful lives on a straight-line basis over six and three years, respectively. Amortization expense on customer relationship intangibles and trademarks amounted to $47.9 million and $49.0 million for each of the years ended April 30, 2021 and 2020, respectively.

Note F — Loans Payable and Long-Term Debt

Maturities of long-term debt are as follows:

	FISCAL YEARS ENDING APRIL 30

(in thousands)	2022	2023	2024	2025	2026	2027 AND THERE- AFTER	TOTAL OUTSTANDING AS OF APRIL 30, 2021	TOTAL OUTSTANDING AS OF APRIL 30, 2020

Term loans	$6,250	$6,250	$12,500	$18,750	$206,250	$—	$250,000	$244,000

Revolving credit	—	—	—	—	264,000	—	264,000	—

The Senior Notes	—	—	—	—	—	—	—	350,000

Finance lease obligations	2,072	1,660	1,322	332	108	—	5,494	5,687

Other long-term debt	—	46	253	256	259	5,845	6,659	6,659

Total	$8,322	$7,956	$14,075	$19,338	$470,617	$5,845	$526,153	$606,346

Debt issuance costs							$(4,381)	$(9,209)

Current maturities							$(8,322)	$(2,216)

Total long-term debt							$513,450	$594,921

Term Loans and Revolving Credit Facility

On December 29, 2017, the Company entered into a credit agreement (the "Prior Credit Agreement") with a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent. The Prior Credit Agreement provided for a $100 million revolving loan facility with a $25 million sub-facility for the issuance of letters of credit, a $250 million initial term loan facility and a $250 million delayed draw term loan facility. The Company borrowed the entire $250 million under the initial term loan facility, the entire $250 million under the delayed draw term loan facility and approximately $50 million under the revolving loan facility in connection with the acquisition of RSI Home Products, Inc. ("RSI") and the refinancing of certain senior notes assumed from RSI (the "RSI Notes"). The facilities under the Prior Credit Agreement were scheduled to mature on December 29, 2022.

On April 22, 2021, the Company amended and restated the Prior Credit Agreement. The amended and restated credit agreement (the "A&R Credit Agreement") provides for a $500 million revolving loan facility with a $50 million sub-facility for the issuance of letters of credit (the "Revolving Facility") and a $250 million term loan facility (the "Term Loan Facility"). Also on April 22, 2021, the Company borrowed the entire $250 million under the Term Loan Facility and approximately $264 million under the Revolving Facility to fund, in part, the repayment in full of the amounts then outstanding under the Prior Credit Agreement and the redemption of the Senior Notes (as defined below). The Company is required to repay the Term Loan Facility in specified quarterly installments. The Revolving Facility and Term Loan Facility mature on April 22, 2026.

As of April 30, 2021, $250 million was outstanding on the Term Loan Facility as compared to a total of $244 million outstanding on the term loans under the Prior Credit Agreement as of April 30, 2020. As of April 30, 2021, $264 million was outstanding under the Revolving Facility as compared to no amounts outstanding under the revolving credit facility under the Prior Credit Agreement as of April 30, 2020. Outstanding letters of credit under the Revolving Facility were $8.3 million as of April 30, 2021, leaving approximately $227.7 million in available capacity under the Revolving Facility as of April 30, 2021. The outstanding balances noted above approximate fair value as the facilities have a floating interest rate.

Amounts outstanding under the Term Loan Facility and the Revolving Facility bear interest based on a fluctuating rate measured by reference to either, at the Company's option, a base rate plus an applicable margin or LIBOR plus an applicable margin, with the applicable margin being determined by reference to the Company's then-current "Secured Net Leverage Ratio." The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company's then-current "Secured Net Leverage Ratio." In addition, a letter of credit fee accrues on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on LIBOR loans, payable quarterly in arrears. As of April 30, 2021, the applicable margin with respect to base rate loans and LIBOR loans was 0.25% and 1.25%, respectively, and the commitment fee was 0.125%. The A&R Credit Agreement includes provisions providing for the transition from LIBOR to a replacement benchmark upon the occurrence of certain events. The Company does not currently expect any such transition to materially impact its financing costs.

The A&R Credit Agreement includes certain financial covenants that require the Company to maintain (i) a "Consolidated Interest Coverage Ratio" of no less than 2.00 to 1.00 and (ii) a "Total Net Leverage Ratio" of no greater than 4.00 to 1.00, subject, in each case, to certain limited exceptions.

The A&R Credit Agreement includes certain additional covenants, including negative covenants that restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create additional liens on its assets, make certain investments, dispose of its assets, or engage in a merger or other similar transaction or engage in transactions with affiliates, subject, in each case, to the various exceptions and conditions described in the A&R Credit Agreement. The negative covenants further restrict the ability of the Company and certain of its subsidiaries to make certain restricted payments, including, in the case of the Company, the payment of dividends and the repurchase of common stock, in certain limited circumstances.

As of April 30, 2021, the Company was in compliance with all covenants included in the A&R Credit Agreement.

The Company's obligations under the A&R Credit Agreement are guaranteed by the Company's domestic subsidiaries and the obligations of the Company and its domestic subsidiaries under the A&R Credit Agreement and their guarantees, respectively, are secured by a pledge of substantially all of their respective personal property.

The Senior Notes

On February 12, 2018, the Company issued $350 million in aggregate principal amount of 4.875% Senior Notes due 2026 (the "Senior Notes") and utilized the proceeds, together with the proceeds from the delayed draw term loan under the Prior Credit Agreement, to refinance the RSI Notes. The Senior Notes were guaranteed by the Company's domestic subsidiaries and were scheduled to mature on March 15, 2026.

On April 26, 2021, the Company redeemed in full the Senior Notes at a redemption price equal to 102.438% of the principal amount of the Senior Notes, plus accrued and unpaid interest to the redemption date.

The Company recognized a net loss on debt modification related to the A&R Credit Agreement and the redemption of the Senior Notes of $13.8 million, which is included in other (income) expense, net in the consolidated statements of income.

Financing Lease Obligations

The Company has various financing leases with interest rates between 2.0% and 4.5%.  The leases require monthly payments and expire by March 15, 2026.  The outstanding amounts owed as of April 30, 2021 and 2020 were $5.5 million and $5.7 million, respectively.

Other Long-term Debt

On January 25, 2016, the Company entered into a New Markets Tax Credit ("NMTC") financing agreement, pursuant to section 45D of the Internal Revenue Code of 1986, as amended, and Kentucky Revised Statutes Sections 141.432 through 141.434, to take advantage of a tax credit related to working capital and capital improvements at its Monticello, Kentucky facility. This financing agreement was structured with unrelated third party financial institutions (the "Investors"), their wholly-owned investment funds ("Investment Funds") and their wholly-owned community development entities ("CDEs") in connection with our participation in qualified transactions under the NMTC program. In exchange for substantially all of the benefits derived from the tax credits, the Investors made a contribution of $2.3 million, net of syndication fees, to the project. Upon closing the transaction, a wholly owned subsidiary of the Company provided a $4.3 million loan receivable to the Investment Funds, which is included in other long term assets in the accompanying consolidated balance sheets. The Company also entered into loan agreements aggregating $6.6 million payable to the CDEs sponsoring the project. The loans have a term of 30 years with an aggregate interest rate of approximately 1.2%. As of April 30, 2021 and 2020, the Company had drawn $6.7 million of the loan proceeds, which is included in long-term debt in the accompanying consolidated balance sheets. The NMTC is subject to recapture for a period of seven years, the compliance period. During the compliance period, the Company is required to comply with various regulations and contractual provisions that apply to the NMTC arrangement.  We do not anticipate any credit recaptures will be required in connection with this arrangement. This transaction also includes a put/call feature which becomes enforceable at the end of the compliance period whereby we may be obligated or entitled to repurchase the Investors' interest in the Investment Funds. The value attributable to the put/call is nominal. Direct costs of $0.3 million incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans (30 years).

Certain of the Company's loan agreements limit the amount and type of indebtedness the Company can incur and require the Company to maintain specified financial ratios measured on a quarterly basis. In addition to the assets previously discussed, certain of the Company's property, plant and equipment are pledged as collateral under certain loan agreements and the capital lease arrangements. The Company was in compliance with all covenants contained in its loan agreements and financing leases at April 30, 2021.

Note G — Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

	FISCAL YEARS ENDED APRIL 30
(in thousands, except per share amounts)	2021	2020	2019
Numerator used in basic and diluted earnings per common share:
Net income	$58,763	$74,861	$83,688
Denominator:
Denominator for basic earnings per common share -
weighted-average shares	16,970	16,908	17,289
Effect of dilutive securities:
Stock options and restricted stock units	67	44	41
Denominator for diluted earnings per common share -
weighted-average shares and assumed conversions	17,037	16,952	17,330
Net earnings per share
Basic	$3.46	$4.43	$4.84
Diluted	$3.45	$4.42	$4.83

An immaterial amount of anti-dilutive securities for the fiscal year ended April 30, 2019 were excluded from the calculation of net earnings per share. There were no anti-dilutive securities for the fiscal years ended April 30, 2021 and 2020, which were excluded from the calculation of net earnings per share.

Under a stock repurchase authorization approved by its Board of Directors (the "Board") on November 30, 2016, the Company was authorized to purchase up to $50 million of the Company's common shares. On August 23, 2018, the Board reinstated the program. On November 28, 2018, the Board authorized an additional stock repurchase program of up to $14 million of the Company's common shares. This authorization was in addition to the stock repurchase program authorized on November 30, 2016. No funds remained from the amount authorized by the Board to repurchase the Company's common shares. On August 22, 2019, the Board authorized an additional stock repurchase program of up to $50 million of the Company's common shares. $30.0 million remained from the amount authorized by the Board to repurchase the Company's common shares. The Company funded share repurchases using available cash and cash generated from operations. Repurchased shares became authorized but unissued common shares. The Company did not repurchase any of its shares during fiscal 2020. The Company purchased a total of 200,046 common shares, for an aggregate purchase price of $20.0 million and a total of 745,232 common shares, for an aggregate purchase price of $50.0 million during fiscal 2021 and 2019, respectively, under the authorizations pursuant to a repurchase plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. On May 25, 2021, the Board authorized a stock repurchase program of up to $100 million of the Company's outstanding common shares. In conjunction with this authorization the Board cancelled the $30 million remaining from the August 2019 authorization.

Note H — Stock-Based Compensation

The Company has had two types of stock-based compensation awards in effect for its employees and directors. The Company issued stock options until fiscal 2015 and has issued restricted stock units ("RSUs") since fiscal 2010. Total compensation expense related to stock-based awards for the fiscal years ended April 30, 2021, 2020, and 2019 was $4.6 million, $4.0 million, and $3.0 million, respectively.  The Company recognizes stock-based compensation costs net of an estimated forfeiture rate for those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company estimates the forfeiture rates based upon its historical experience.

Stock Incentive Plans

At April 30, 2021, the Company had RSU awards outstanding under two different plans: (1) 2016 employee stock incentive plan; and (2) 2015 non-employee directors equity ownership plan.  As of April 30, 2021, there were 632,666 shares of common stock available for future stock-based compensation awards under the Company's stock incentive plans.

Methodology Assumptions
For purposes of determining the fair value of RSUs, the Company uses the closing stock price of its common stock as reported on the NASDAQ Global Select Market on the date of grant. The fair value of the Company's RSU awards is expensed on a straight-line basis over the vesting period of the RSUs to the extent the Company believes it is probable the related performance criteria, if any, will be met.

Stock Option Activity

Stock options granted and outstanding under each of the Company's plans vest evenly over a three-year period and have contractual terms of ten years. The exercise price of all stock options granted is equal to the fair market value of the Company's common stock on the option grant date.

The Company did not grant stock options during the fiscal years ended April 30, 2021, 2020, and 2019. There were no stock options outstanding at April 30, 2021.

The following table presents a summary of the Company's stock option activity for the fiscal years ended April 30, 2021, 2020, and 2019 (remaining contractual term in years and exercise prices are weighted-averages):

	NUMBER OF OPTIONS	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding at April 30, 2018	17,968	4.5	$44.23	$682

Exercised	(12,801)	0	39.04	651
Outstanding at April 30, 2019	5,167	6.1	$57.11	$170

Exercised	(5,167)	0	57.11	—
Outstanding at April 30, 2020	—	0	$—	$—

Exercised	—	0	—	—
Outstanding at April 30, 2021	—	0	$—	$—

Vested and expected to vest in the future at April 30, 2021	—	0	$—	$—
Exercisable at April 30, 2021	—	0	$—	$—

Cash received from option exercises for the fiscal years ended April 30, 2021, 2020, and 2019, was an aggregate of $0.0 million, $0.3 million, and $0.5 million, respectively.  The actual tax benefit realized for the tax deduction from option exercises of stock option awards was immaterial for the fiscal years ended April 30, 2021, 2020, and 2019, respectively.

Restricted Stock Unit Activity:

The Company's RSUs granted to employees cliff-vest over a three-year period from date of grant, while RSUs granted to non-employee directors vest daily over a two-year period from date of grant.  Directors were granted service-based RSUs only, while employees were awarded both service-based and performance-based RSUs ("PBRSUs") in fiscal years 2021, 2020, and 2019.  The PBRSUs granted in fiscal 2021, 2020, and 2019 are earned based on achievement of a number of goals pertaining to the Company's financial performance during three one-year performance periods and the achievement of certain cultural goals for the three-year period. Employees who satisfy the vesting criteria will receive a proportional amount of PBRSUs based upon the Compensation Committee's assessment of the Company's achievement of the performance criteria.

The following table contains a summary of the Company's RSU activity for the fiscal years ended April 30, 2021, 2020, and 2019:

	PERFORMANCE-BASED RSUs	SERVICE-BASED RSUs	TOTAL RSUs	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Issued and outstanding, April 30, 2018	97,651	55,059	152,710	$73.34

Granted	45,615	30,335	75,950	$104.10
Cancelled due to non-achievement of performance goals	(10,352)	—	(10,352)	$80.26
Settled in common stock	(34,475)	(18,778)	(53,253)	$60.50
Forfeited	(9,257)	(5,347)	(14,604)	$79.49
Issued and outstanding, April 30, 2019	89,182	61,269	150,451	$76.91

Granted	61,379	42,691	104,070	$53.95
Cancelled due to non-achievement of performance goals	(11,305)	—	(11,305)	$85.13
Settled in common stock	(18,628)	(21,521)	(40,149)	$67.03
Forfeited	(2,941)	(3,229)	(6,170)	$86.68
Issued and outstanding, April 30, 2020	117,687	79,210	196,897	$66.68

Granted	124,374	76,846	201,220	$66.00
Cancelled due to non-achievement of performance goals	(17,461)	—	(17,461)	$89.31
Settled in common stock	(19,058)	(27,208)	(46,266)	$88.57
Forfeited	(73,858)	(37,377)	(111,235)	$71.63
Issued and outstanding, April 30, 2021	131,684	91,471	223,155	$64.81

As of April 30, 2021, there was $11.1 million of total unrecognized compensation expense related to unvested RSUs granted under the Company's stock-based compensation plans.  This expense is expected to be recognized over a weighted-average period of 1.8 years.

For the fiscal years ended April 30, 2021, 2020, and 2019 stock-based compensation expense was allocated as follows:

(in thousands)	2021	2020	2019
Cost of sales and distribution	$1,461	$809	$691
Selling and marketing expenses	982	1,006	649
General and administrative expenses	2,155	2,174	1,700
Stock-based compensation expense, before income taxes	$4,598	$3,989	$3,040

Restricted Stock Tracking Units:

During fiscal 2021, the Board approved grants of 11,456 cash-settled performance-based restricted stock tracking units ("RSTUs") and 6,229 cash-settled service-based RSTUs for more junior level employees.  Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of a share of the Company's common stock as of the payment date if applicable performance and cultural conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of a share of our common stock as of the payment date if they remain continuously employed with the Company until the units vest.  All of the RSTUs cliff-vest three years from the grant date.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value. The Company recognized expense of $0.9 million, $0.0 million, and $0.5 million related to RSTUs for the fiscal years ended April 30, 2021, 2020, and 2019, respectively. A liability for payment of the RSTUs is included in the Company's balance sheets in the amount of $1.0 million and $0.4 million as of April 30, 2021 and 2020, respectively.

Note I — Employee Benefit and Retirement Plans

Retirement Savings Plans

Under the American Woodmark Corporation Retirement Savings Plan (the "Plan"), all employees who are at least 18 years old and have been employed by the Company for at least six consecutive months are eligible to receive Company stock through a discretionary profit-sharing contribution and a 401(k) matching contribution based upon the employee's contribution to the Plan.

Discretionary profit-sharing contributions ranging from 0-5% of net income, based on predetermined net income levels of the Company, may be made annually in the form of Company stock. The Company recognized expenses for profit-sharing contributions of $2.9 million, $3.7 million, and $3.8 million in fiscal years 2021, 2020, and 2019, respectively.

The Company matches 100% of an employee's annual 401(k) contributions to the Plan up to 4% of annual compensation.

On January 1, 2019, the Plan merged with the RSI Plan to transfer all assets of the RSI Plan into the Plan.

The expense for 401(k) matching contributions for both plans was $11.9 million, $10.1 million, and $9.9 million, in fiscal years 2021, 2020, and 2019, respectively.

Pension Benefits

Prior to April 30, 2020, the Company had two defined benefit pension plans covering many of the Company's employees hired prior to April 30, 2012. Effective April 30, 2012, the Company froze all future benefit accruals under the Company's defined benefit pension plans.

Effective April 30, 2020, these plans were merged into one plan and the plan name was changed to the American Woodmark Corporation Employee Pension Plan (the "Pension Plan"). The Pension Plan provides defined benefits based on years of service and final average earnings (for salaried employees) or benefit rate (for hourly employees).

On November 16, 2020 the Company filed an application with the Internal Revenue Service to terminate the Pension Plan with an effective date of December 31, 2020 (the "Plan Termination Date"), in a standard termination and the Company expects to incur approximately $1.6 million to terminate the Pension Plan, $0.4 million of which was incurred in fiscal 2021. In connection with the Pension Plan termination and in addition to the Pension Plan termination costs, the Company may be required to make an additional funding contribution to the Pension Plan in order to ensure the Pension Plan is fully funded on a termination basis as of the Benefit Distribution Date, with the amount of such contribution still to be determined. The Benefit Distribution Date will be determined once the Company receives approval from certain regulatory agencies. The additional funding contribution is expected to be funded from cash on hand and the amount will vary depending on the lump sum distribution take rate and the interest rate on the Benefit Distribution Date.

Included in accumulated other comprehensive loss at April 30, 2021 is $73.1 million ($54.6 million net of tax) related to net unrecognized actuarial losses that have not yet been recognized in net periodic pension benefit costs. The Company expects to recognize $1.2 million ($0.9 million net of tax) in net actuarial losses in net periodic pension benefit costs during fiscal 2022.   The Company uses an April 30 measurement date for its Pension Plan.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company's non-contributory Pension Plan as of April 30:

	APRIL 30
(in thousands)	2021	2020
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$191,184	$168,788
Interest cost	4,662	5,974
Actuarial gains	6,759	22,293
Benefits paid	(6,068)	(5,871)
Projected benefit obligation at end of year	$196,537	$191,184

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$190,743	$169,471
Actual return on plan assets	8,877	26,674
Company contributions	—	469
Benefits paid	(6,068)	(5,871)
Fair value of plan assets at end of year	$193,552	$190,743

Funded status of the plan	$(2,985)	$(441)

The accumulated benefit obligation for the Pension Plan was $196.5 million and $191.2 million at April 30, 2021 and 2020, respectively.

	APRIL 30
(in thousands)	2021	2020	2019

COMPONENTS OF NET PERIODIC PENSION BENEFIT COST
Interest cost	$4,662	$5,974	$6,269
Expected return on plan assets	(8,430)	(8,327)	(8,509)
Recognized net actuarial loss	1,761	1,692	1,648
Pension benefit cost	$(2,007)	$(661)	$(592)

The components of net periodic pension benefit cost do not include service costs or prior service costs due to the Pension Plan being frozen.

Actuarial Assumptions:  The discount rate at April 30 was used to measure the year-end benefit obligations and the earnings effects for the subsequent year. Actuarial assumptions used to determine benefit obligations and earnings effects for the Pension Plan follows:

	FISCAL YEARS ENDED APRIL 30
	2021	2020

WEIGHTED-AVERAGE ASSUMPTIONS TO DETERMINE BENEFIT OBLIGATIONS
Discount rate	2.80%	3.16%

	FISCAL YEARS ENDED APRIL 30
	2021	2020	2019

WEIGHTED-AVERAGE ASSUMPTIONS TO DETERMINE NET PERIODIC PENSION BENEFIT COST
Discount rate	3.16%	4.02%	4.18%
Expected return on plan assets	3.25%	5.0%	5.5%

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

In developing the expected long-term rate of return assumption for the assets of the Pension Plan, the Company evaluated input from its third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.

The Company amortizes experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, over the average remaining lifetime of employees expected to receive benefits under the Pension Plan.

Contributions:  The Company funds the Pension Plan in amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax laws plus additional amounts the Company deems appropriate.

The Company expects to contribute $2.5 million to its Pension Plan in fiscal 2022.  The Company made no contributions to its Pension Plan in fiscal 2021 and made contributions of $0.5 million in fiscal 2020.

Estimated Future Benefit Payments: The following benefit payments are expected to be paid:

FISCAL YEAR	BENEFIT PAYMENTS (in thousands)

2022	$199,685

Plan Assets:  Pension assets by major category and the type of fair value measurement as of April 30, 2021 and 2020 are presented in the following tables:

FAIR VALUE MEASUREMENTS AT APRIL 30, 2021

(in thousands)	TOTAL	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Cash Equivalents	$80,524	$80,524	$—	$—
Fixed Income Funds:
Investment Grade Fixed Income	113,028	113,028	—	—
Total plan assets	193,552	193,552	$—	$—

FAIR VALUE MEASUREMENTS AT APRIL 30, 2020

(in thousands)	TOTAL	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Cash Equivalents	$490	$490	$—	$—
Equity Funds:
US Equity	37,569	37,569	—	—
International Equity	24,578	24,578	—
Fixed Income Funds:
Investment Grade Fixed Income	128,106	128,106	—	—
Total plan assets	$190,743	$190,743	$—	$—

Investment Strategy:  The Company has established formal investment policies for the assets associated with its Pension Plan.  The objectives of the investment strategies include preservation of capital and long-term growth of capital while avoiding excessive risk.  Target allocation percentages are established at an asset class level by the Company's Pension Committee.  Target allocation ranges are guidelines, not limitations, and the Pension Committee may approve allocations above or below a target range.

During a period of uncertainty in the equity and fixed income markets, the Pension Committee may suspend the Target Asset Allocation and manage the investment mix as it sees reasonable, prudent and in the best interest of the plans to better protect the value of the plan assets.

The Company's Pension Plan's weighted-average asset allocations at April 30, 2021 and 2020, by asset category, were as follows:

PLAN ASSET ALLOCATION
	2021	2021	2020
APRIL 30	TARGET	ACTUAL	ACTUAL

Cash Equivalents	— %	42.0%	— %
Equity Funds	— %	— %	33.0%
Fixed Income Funds	100.0%	58.0%	67.0%
Total	100.0%	100.0%	100.0%

Note J — Income Taxes

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act"). Among other provisions, the CARES Act makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. In addition, the Consolidated Appropriations Act (the "2021 Tax Act") enacted a temporary exception to the limitation for meals and entertainment paid or incurred after December 31, 2020. This and the CARES Act provisions applicable to the Company have been applied to the current year ending April 30, 2021.

Additionally, the Taxpayer Certainty and Disaster Tax Relief Act of 2020 (the "2020 Tax Act") was signed into law December 27, 2020 and provides a temporary exception to the 50% business deduction for certain business meals. The tax effects of the 2020 Tax Act to business meals are not significant and have been recognized in the current period.

Income tax expense was comprised of the following:

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2021	2020	2019

CURRENT
Federal	$25,683	$29,072	$25,649
State	5,639	7,581	8,231
Foreign	1,018	533	1,125
Total current expense	32,340	37,186	35,005

DEFERRED
Federal	(11,426)	(7,167)	(4,498)
State	(2,039)	(4,190)	(3,266)
Foreign	(203)	(142)	(41)
Total deferred benefit	(13,668)	(11,499)	(7,805)
Total expense	18,672	25,687	27,200
Other comprehensive income (loss)	(1,156)	(573)	190
Total comprehensive income tax expense	$17,516	$25,114	$27,390

The Company's effective income tax rate varied from the federal statutory rate as follows:

	FISCAL YEARS ENDED APRIL 30
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Federal income tax credits	(1.2)%	(0.9)%	(1.4)%
Stock compensation	0.2	(0.1)	(0.5)
Effect of 2017 Tax Act	—	—	(1.1)
Meals and entertainment	0.1	0.3	0.3
Valuation allowance for deferred taxes	—	0.7	0.6
Foreign	0.6	0.4	0.8
Other	0.2	0.7	1.2
Total	(0.1)%	1.1%	(0.1)%

Effective federal income tax rate	20.9%	22.1%	20.9%
State income taxes, net of federal tax effect	3.2	3.4	3.6
Effective income tax rate	24.1%	25.5%	24.5%

The significant components of deferred tax assets and liabilities were as follows:

	APRIL 30
(in thousands)	2021	2020
Deferred tax assets:
Accounts receivable	$1,781	$1,730
Pension benefits	815	—
Inventory	692	—
Product liability	1,321	862
Employee benefits	5,746	5,189
Tax credit carryforwards	5,433	4,995
Operating leases	32,975	33,258
Other	2,086	4,330
Gross deferred tax assets, before valuation allowance	50,849	50,364
Valuation allowance	(4,914)	(4,415)
Gross deferred tax assets, after valuation allowance	45,935	45,949

Deferred tax liabilities:
Inventory	—	125
Depreciation	22,116	24,147
Intangibles	29,123	40,677
Operating leases	31,320	32,325
Other	606	695
Gross deferred tax liabilities	83,165	97,969

Net deferred tax liability	$37,230	$52,020

We have not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings that are indefinitely reinvested in foreign operations are not significant as of April 30, 2021.

The Company recorded a valuation allowance related to deferred tax assets for certain state investment tax credit ("ITC") carryforwards and foreign tax credit ("FTC") carryforwards. Deferred tax assets are reduced by a valuation allowance when, after considering all positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The Company determined that there will not be sufficient foreign source income to fully utilize the current year and carry forward FTCs.  Therefore, the Company updated the valuation allowance for the current year activity of $0.5 million related to FTCs.
The gross amount of state tax credit carryforwards related to state ITCs as of April 30, 2021 and 2020 was $3.8 million and $3.9 million, respectively. These credits expire in various years beginning in fiscal 2028. Net of the federal impact and related valuation allowance, the Company recorded $0.5 million and $0.6 million of deferred tax assets related to these credits as of April 30, 2021 and 2020, respectively. The Company accounts for ITCs under the deferral method, under which the tax benefit from the ITC is deferred and amortized into income tax expense over the book life of the related property. As of April 30, 2021 and 2020, a deferred credit balance of $0.5 million and $0.8 million, respectively, is included in other liabilities on the consolidated balance sheets.

The gross amount of foreign tax credit carryforwards as of April 30, 2021 and 2020 is $1.7 million and $1.2 million, respectively, which begin to expire in fiscal 2029.

The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

	APRIL 30
(in thousands)	2021	2020
Change in Unrecognized Tax Benefits
Balance at beginning of year	$2,305	$2,240
Additions based on tax positions related to the current year	115	65
Reductions for tax positions of prior years settlements	(929)	—
Balance at end of year	$1,491	$2,305

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company has accrued a liability when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with accounting standards. As of April 30, 2021, federal tax years 2017 through 2020 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. The Company is currently not under federal audit. If the liability for uncertain tax positions is released the entire amount would impact the Company's effective tax rate.

Note K — Commitments and Contingencies

Legal Matters

The Company is involved in suits and claims in the normal course of business, including without limitation product liability and general liability claims, and claims pending before the Equal Employment Opportunity Commission. On at least a quarterly basis, the Company consults with its legal counsel to ascertain the reasonable likelihood that such claims may result in a loss. As required by ASC Topic 450, "Contingencies" ("ASC 450"), the Company categorizes the various suits and claims into three categories according to their likelihood for resulting in potential loss:  those that are probable, those that are reasonably possible and those that are deemed to be remote.  Where losses are deemed to be probable and estimable, accruals are made.  Where losses are deemed to be reasonably possible, a range of loss estimates is determined and considered for disclosure.  In determining these loss range estimates, the Company considers known values of similar claims and consultation with independent counsel.

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible is not material as of April 30, 2021.

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

The following is a reconciliation of the Company's warranty liability:

	APRIL 30
(in thousands)	2021	2020
PRODUCT WARRANTY RESERVE
Beginning balance	$3,753	$4,616
Accrual for warranties	21,247	21,886
Settlements	(19,751)	(22,749)
Ending balance at fiscal year end	$5,249	$3,753

Note L — Revenue Recognition

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing, and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the years ended April 30, 2021, 2020, and 2019:

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2021	2020	2019
Home center retailers	$848,898	$768,043	$788,803
Builders	673,307	668,765	631,474
Independent dealers and distributors	221,809	213,525	225,042
Net Sales	$1,744,014	$1,650,333	$1,645,319

Note M — Credit Concentration

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

The Company maintains an allowance for bad debt based upon management's evaluation and judgment of potential net loss. The allowance is estimated based upon historical experience, the effects of current developments and economic conditions and of each customer's current and anticipated financial condition. Estimates and assumptions are periodically reviewed and updated. Any resulting adjustments to the allowance are reflected in current operating results.

At April 30, 2021, the Company's two largest customers, Customers A and B, represented 34.3% and 22.1% of the Company's gross customer receivables, respectively. At April 30, 2020, Customers A and B represented 26.4% and 22.9% of the Company's gross customer receivables, respectively.

The following table summarizes the percentage of net sales to the Company's two largest customers for the last three fiscal years:

	PERCENT OF ANNUAL NET SALES
	2021	2020	2019
Customer A	30.8%	29.3%	29.3%
Customer B	17.9%	17.2%	18.6%

Note N — Leases

Operating Leases - ROU assets related to operating leases are presented as Operating lease right-of-use assets on the consolidated balance sheet. Lease liabilities related to operating leases with lease terms greater than twelve months are presented in Short-term lease liability - operating and Long-term lease liability - operating on the consolidated balance sheet.

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

Finance Leases - ROU assets related to finance leases are presented in Property, plant and equipment, net on the consolidated balance sheet. Lease liabilities related to finance leases are presented in Current maturities of long-term debt and Long-term debt, less current maturities on the consolidated balance sheet.

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

The components of lease costs were as follows:

	FISCAL YEAR ENDED APRIL 30,
(in thousands)	2021	2020
Finance lease cost:
Reduction in the carrying value of right-of-use assets	$635	$2,582
Interest on lease liabilities	73	205
Operating lease cost	27,192	25,405
Additional information related to leases was as follows:

	FISCAL YEAR ENDED APRIL 30,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$73	$205
Operating cash flows for operating leases	24,371	22,595
Financing cash flows for financing leases	608	2,512
Right-of-use assets obtained in exchange for new finance lease liabilities	2,222	1,650
Right-of-use assets obtained in exchange for new operating lease liabilities	8,914	72,703

Weighted average remaining lease term (years)
Weighted average remaining lease term - finance leases	2.95	3.36
Weighted average remaining lease term - operating leases	6.62	7.41

Weighted average discount rate
Weighted average discount rate - finance leases	2.95%	3.19%
Weighted average discount rate - operating leases	3.23%	4.27%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on the consolidated balance sheet as of April 30, 2021:

FISCAL YEAR	OPERATING (in thousands)	FINANCING (in thousands)
2022	$23,761	$2,199
2023	22,875	1,732
2024	20,881	1,352
2025	18,058	339
2026	17,852	109
Thereafter	40,881	—
Total lease payments	144,308	5,731
Less imputed interest	(14,686)	(237)
Total lease liability	$129,622	$5,494
Current maturities	(19,994)	(2,072)
Lease liability - long-term	$109,628	$3,422
Lease assets	$123,118	$10,037

NOTE O — Restructuring Charges

During June 2020, the Company's Board approved the closure and eventual disposal of its manufacturing plant located in Humboldt, Tennessee. Operations ceased at the Humboldt plant in July 2020. During the third quarter of fiscal 2021, the Company sold the Humboldt plant and recognized a gain of $2.3 million on the sale. During fiscal 2021, the Company recognized pre-tax restructuring charges, net of $4.4 million related to the closure of the plant. Included in the $4.4 million of restructuring charges for fiscal 2021 were $0.9 million of severance and separation costs and $3.5 million for equipment, inventory and facilities-related expenses.

In the fourth quarter of fiscal 2020 and the first quarter of fiscal 2021, the Company implemented nationwide reductions in force, which were substantially completed in the fourth quarter of fiscal 2020 and first quarter of fiscal 2021. During fiscal 2021 and 2020, the Company recognized pre-tax restructuring charges, net of $1.4 million and $0.2 million, respectively, related to these reductions in force, which were primarily severance and separation costs.
In the first quarter of fiscal 2019, the Company implemented a nationwide reduction in force.  Severance and outplacement charges relating to the reduction in force totaled approximately $1.8 million and the reduction in force was substantially completed during fiscal 2019.

During fiscal years 2021, 2020, and 2019, the Company recognized total pre-tax restructuring charges of $5.8 million, $18,000, and $2.0 million, respectively.

A reserve for restructuring charges is included in accrued compensation and related expenses in the consolidated balance sheets as of April 30, 2021 and 2020 which relates to employee termination costs accrued but not yet paid as follows:

	APRIL 30
(in thousands)	2021	2020
Restructuring reserve balance at May 1	$189	$387
Expense	1,739	(18)
Payments and adjustments	(1,789)	(180)
Restructuring reserve balance at April 30	$139	$189

Note P — Fair Value Measurements

The Company utilizes the hierarchy of fair value measurements to classify certain of its assets and liabilities based upon the following definitions:

Level 1 – Investments with quoted prices in active markets for identical assets or liabilities.  The Company's cash equivalents are invested in money market funds, mutual funds and certificates of deposit.  The Company's mutual fund investment assets represent contributions made and invested on behalf of the Company's named executive officers in a supplementary employee retirement plan.

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

The fair value measurement of assets held by the Company's defined benefit pension plans is discussed in Note I.

The Company's financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable and short-term debt on the consolidated balance sheets approximate their fair value due to the short maturities of these items. The forward contracts were marked to market and therefore represent fair value. The fair values of these contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The following table summarizes the fair value of assets and liabilities that are recorded in the Company's consolidated financial statements as of April 30, 2021 and 2020 at fair value on a recurring basis:

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2021
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS:
Mutual funds	$642	$—	$—

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2020
(in thousands)	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS:
Mutual funds	$773	$—	$—

LIABILITIES:
Foreign exchange forward contracts	$—	$(1,102)	$—

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
American Woodmark Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of American Woodmark Corporation and subsidiaries (the Company) as of April 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 29, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note A to the consolidated financial statements, the Company has elected to change its method of accounting for leases as of May 1, 2019 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 842, Leases.

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

Assessment of goodwill recoverability

As discussed in Note A to the consolidated financial statements and disclosed in the consolidated balance sheet, the carrying amount of goodwill as of April 30, 2021 was $767.6 million. The Company evaluates its goodwill for impairment annually on February 1, or whenever events or changes in circumstances indicate that it is more likely than not the carrying value of goodwill may not be recoverable. The Company performed a qualitative impairment test for goodwill which resulted in no impairment.

We identified the assessment of events or changes in circumstances that may indicate that the fair value of the reporting unit is below its carrying value as a critical audit matter. A higher degree of auditor judgement was required to evaluate these events or changes in circumstances as a result of uncertainty in the economy, including raw material costs. These events or changes in circumstances could have a significant effect on the Company’s qualitative impairment assessment and the determination of whether further quantitative analysis of goodwill impairment was required.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain controls related to the goodwill process. This included a control related to the Company’s assessment of events or changes in circumstances, including raw material costs, that may indicate the fair value of the reporting unit is below its carrying value. We evaluated the Company’s assessment of events or changes in circumstances that may indicate the fair value of the reporting unit is below its carrying value through comparison to the Company’s market capitalization and macroeconomic information contained in third party analyst reports on the Company and other third party information.

/s/ KPMG LLP

We have served as the Company's auditor since 2004.
Richmond, Virginia
June 29, 2021

Management's Annual Report on Internal Control over Financial Reporting

Management has responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2021. In making its assessment, Management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (the "COSO 2013 Framework"). Management concluded that based on its assessment, American Woodmark Corporation's internal control over financial reporting was effective as of April 30, 2021. The Company's internal control over financial reporting as of April 30, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in this Annual Report on Form 10-K.

/s/ M. SCOTT CULBRETH
M. Scott Culbreth
President and Chief Executive Officer

/s/ PAUL JOACHIMCZYK
Paul Joachimczyk
Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
American Woodmark Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited American Woodmark Corporation and subsidiaries' (the Company) internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated June 29, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
June 29, 2021

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Senior Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 30, 2021. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

Management's Annual Report on Internal Control over Financial Reporting.  Management had conducted an assessment of the Company's internal control over financial reporting as of April 30, 2021. Management's report regarding that assessment is included with the Consolidated Financial Statements included in this report under Item 8, "Financial Statements and Supplementary Data," and is incorporated in this item by reference.

Report of Registered Public Accounting Firm. The Company's independent registered public accounting firm, KPMG LLP (KPMG), has issued an audit report on the effectiveness of the Company's internal control over financial reporting. KPMG's report on the effectiveness of the Company's internal control over financial reporting is included with the Consolidated Financial Statements included in this report under Item 8, "Financial Statements and Supplementary Data," and is incorporated in this item by reference.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended April 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K:

(1)the information concerning the Company's directors is set forth under the caption "Item 1 - Election of Directors - Information Regarding Nominees" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on August 26, 2021 ("Proxy Statement") and is incorporated in this Item by reference;

(2)the information concerning the Company's executive officers is set forth under the caption "Executive Officers of the Registrant" in Part I of this report and is incorporated in this Item by reference;

(3)the information concerning compliance with Section 16(a) of the Exchange Act is set forth under the caption "Delinquent Section 16(a) Reports" in the Proxy Statement and is incorporated in this Item by reference;

(4)the information concerning the Code of Business Conduct and Ethics governing the Company's Chief Executive Officer, Chief Financial Officer, Controller, and Treasurer is set forth under the caption "Corporate Governance – Codes of Business Conduct and Ethics" in the Proxy Statement and is incorporated in this Item by reference;

(5)the information concerning material changes, if any, in the procedures by which security holders may recommend nominees to the Company's Board of Directors is set forth under the caption "Corporate Governance – Procedures for Shareholder Nominations of Directors" in the Proxy Statement and is incorporated in this Item by reference; and

(6)the information concerning the Audit Committee of the Company's Board of Directors, including the members of the Audit Committee and the Board's determination concerning whether certain members of the Audit Committee are "audit committee financial experts" as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the captions

"Corporate Governance – Board of Directors and Committees – Audit Committee" in the Proxy Statement and is incorporated in this Item by reference.

Item 11.        EXECUTIVE COMPENSATION

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K, the information set forth under the captions "Executive Compensation," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Company's Compensation Policies and Practices Relating to Risk Management" and "Non-Management Directors' Compensation" in the Proxy Statement is incorporated in this Item by reference.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K, the information set forth under the caption "Security Ownership" in the Proxy Statement is incorporated in this Item by reference.

Equity Compensation Plans

The following table summarizes information about the Company's equity compensation plans as of April 30, 2021:

	Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	—	$—	632,666
Options	—	$—
Performance-based restricted stock units	131,684	N/A (2)
Service-based restricted stock units	91,471	N/A (2)
Equity compensation plans not approved by security holders(3)	—	$—	—
Total	223,155	$—	632,666

(1)	At April 30, 2021, the Company had restricted stock unit awards outstanding under two different plans: 2016 Employee Stock Incentive Plan and 2015 Non-Employee Directors Restricted Stock Unit Plan.
(2)	Excludes exercise price for restricted stock units issued under the 2016 Employee Stock Incentive Plan and 2015 Non-Employee Directors Restricted Stock Unit Plan because they are converted into common stock on a one-for-one basis at no additional cost.
(3)	The Company does not have equity compensation plans that have not been approved by the Company's security holders.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K, the information set forth under the captions "Certain Related Party Transactions" and "Corporate Governance – Director Independence" in the Proxy Statement is incorporated in this Item by reference.

Item 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K, the information concerning fees and services of the Company's principal accounting firm set forth under the captions "Report of the Audit Committee - Independent

Auditor Fee Information" and "Report of the Audit Committee - Pre-Approval Policies and Procedures" in the Proxy Statement is incorporated in this Item by reference.

PART IV

Item 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1. Financial Statements
The following consolidated financial statements of American Woodmark Corporation are incorporated by reference to Item 8 of this report:
            Consolidated Balance Sheets as of April 30, 2021 and 2020.
            Consolidated Statements of Income – for each year of the three-year period ended April 30, 2021.
    Consolidated Statements of Comprehensive Income – for each year of the three-year period ended April 30, 2021.
    Consolidated Statements of Shareholders' Equity – for each year of the three-year period ended April 30, 2021.
    Consolidated Statements of Cash Flows – for each year of the three-year period ended April 30, 2021.
    Notes to Consolidated Financial Statements.
    Report of Independent Registered Public Accounting Firm.
    Management's Annual Report on Internal Control over Financial Reporting.
    Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting.
(a)2.Financial Statement Schedules
The following financial statement schedule is filed as a part of this Form 10-K:
    Schedule II – Valuation and Qualifying Accounts for each year of the three-year period ended April 30, 2021.
    Schedules other than the one listed above are omitted either because they are not required or are inapplicable.

(a)3.Exhibits

3.1	Articles of Incorporation as amended effective August 12, 1987 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended January 31, 2003; Commission File No. 000-14798).

3.1(b)	Articles of Amendment to the Articles of Incorporation effective September 10, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K as filed on August 31, 2004; Commission File No. 000-14798).

3.2	Bylaws - as amended and restated effective February 22, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K as filed on February 23, 2021; Commission File No. 000-14798).

4.1	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2).

4.2	Indenture, dated as of February 12, 2018, among American Woodmark Corporation, the guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K as filed on February 14, 2018; Commission File No. 000-14798).

4.3	Description of Capital Stock (incorporated by reference to Exhibit 4.4 to the Registrant's Form 10-K for the fiscal year ended April 30, 2019; Commission File No. 000-14798).

Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments that define the rights of holders of the Registrant's long-term debt securities, where the long-term debt securities authorized under each such instrument do not exceed 10% of the Registrant's total assets, have been omitted and will be furnished to the Securities and Exchange Commission upon request.

10.1(a)	Collateral Agreement, dated as of December 29, 2017, by American Woodmark Corporation and certain of its subsidiaries, as Grantors, in favor of Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K as filed on January 5, 2018; Commission File No. 000-14798).

10.1(b)	Joinder Agreement, dated as of February 12, 2018, by American Woodmark Corporation and each of its subsidiary named therein in favor of Wells Fargo Bank, National Association, as Administrative Agent, for the benefit of the Secured Parties (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended January 31, 2018; Commission File No. 000-14798).

10.1 (c)
Amendment and Restatement Agreement, dated as of April 22, 2021, by and among American Woodmark Corporation, each Subsidiary of American Woodmark Corporation party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K as filed on April 26, 2021; Commission File No. 000-14798).

10.1 (d)
Amended and Restated Credit Agreement, dated as of April 22, 2021, by and among American Woodmark Corporation, as Borrower, the Lenders referred to therein as Lenders and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K as filed on April 26, 2021; Commission File No. 000-14798).

10.2(a)	2015 Non-Employee Directors Restricted Stock Unit Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A as filed on June 30, 2015; Commission File No. 000-14798).

10.3(a)	Employment Agreement for Mr. M. Scott Culbreth (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K/A as filed on August 25, 2020; Commission File No. 000-14798).*

10.3(b)	Employment Agreement for Mr. Robert J. Adams, Jr. (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K as filed on August 31, 2015; Commission File No. 000-14798).*

10.3(c)	Amendment to Employment Agreement for Mr. Robert J. Adams, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K as filed on May 29, 2019; Commission File No. 000-14798).*

10.3(d)	Employment Agreement for Mr. Paul Joachimczyk (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K/A filed on August 25, 2020; Commission File No. 000-14798).

10.3(e)	Employment Agreement for Ms. Teresa M. May (incorporated by reference to Exhibit 10.8(c) to the Registrant's Form 10-Q filed on August 26, 2020; Commission File No. 000-14798).

10.4(a)	Equipment Lease, dated as of June 30, 2004, between the Company and the West Virginia Economic Development Authority (incorporated by reference to Exhibit 10.1(l) to the Registrant's Form 10-Q for the quarter ended July 31, 2004; Commission File No. 000-14798).

10.4(b)	West Virginia Facility Lease, dated as of July 30, 2004, between the Company and the West Virginia Economic Development Authority (incorporated by reference to Exhibit 10.1(m) to the Registrant's Form 10-Q for the quarter ended July 31, 2004; Commission File No. 000-14798).

10.5	2016 Employee Stock Incentive Plan (incorporated by reference to Exhibit A to the Registrant's Definitive Proxy Statement on Schedule 14A as filed on June 29, 2016; Commission File No. 000-14798).

10.5(a)	Form of Grant Letter used in connection with awards of service-based restricted stock units granted under the Company's 2016 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1(a) to the Registrant's Form 10-Q for the quarter ended July 31, 2017; Commission File No. 000-14798).*

10.5(b)	Form of Grant Letter used in connection with awards of performance-based restricted stock units granted under the Company's 2016 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1(b) to the Registrant's Form 10-Q for the quarter ended July 31, 2017; Commission File No. 000-14798).*

10.5(c)	Form of Grant Letter used in connection with awards of cultural-based restricted stock units granted under the Company's 2016 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1(c) to the Registrant's Form 10-Q for the quarter ended July 31, 2017; Commission File No. 000-14798).*

21	Subsidiaries of the Company (Filed Herewith).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (Filed Herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished Herewith).

101	Interactive Data File for the Registrant's Annual Report on Form 10-K for the year ended April 30, 2021 formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (Filed Herewith).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Management contract or compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts

AMERICAN WOODMARK CORPORATION
(In Thousands)

Description (a)	Balance at Beginning of Year	Additions (Reductions) Charged to Cost and Expenses		Other	Deductions		Balance at End of Year

Year ended April 30, 2021:

Allowance for doubtful accounts	$472	$182		$—	$(323)	(b)	$331

Reserve for cash discounts	$1,171	$19,109	(c)	$—	$(18,444)	(d)	$1,836

Reserve for sales returns and allowances	$4,541	$22,298	(c)	$—	$(19,685)		$7,154

Year ended April 30, 2020:

Allowance for doubtful accounts	$249	$323		$—	$(100)	(b)	$472

Reserve for cash discounts	$1,451	$16,810	(c)	$—	$(17,090)	(d)	$1,171

Reserve for sales returns and allowances	$4,545	$17,049	(c)	$—	$(17,053)		$4,541

Year ended April 30, 2019:

Allowance for doubtful accounts	$259	$72		$—	$(82)	(b)	$249

Reserve for cash discounts	$1,627	$16,994	(c)	$—	$(17,170)	(d)	$1,451

Reserve for sales returns and allowances	$4,381	$11,867	(c)	$—	$(11,703)		$4,545

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

American Woodmark Corporation
(Registrant)

June 29, 2021	/s/ M. SCOTT CULBRETH
M. Scott Culbreth President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 29, 2021	/s/ M. SCOTT CULBRETH	June 29, 2021	/s/ PAUL JOACHIMCZYK
	M. Scott Culbreth President and Chief Executive Officer (Principal Executive Officer) Director		Paul Joachimczyk Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

June 29, 2021	/s/ ANDREW B. COGAN	June 29, 2021	/s/ JAMES G. DAVIS, JR.
	Andrew B. Cogan Director		James G. Davis, Jr. Director

June 29, 2021	/s/ MARTHA M. HAYES	June 29, 2021	/s/ DANIEL T. HENDRIX
	Martha M. Hayes Director		Daniel T. Hendrix Director

June 29, 2021	/s/ CAROL B. MOERDYK	June 29, 2021	/s/ DAVID A. RODRIGUEZ
	Carol B. Moerdyk Director		David A. Rodriguez Director

June 29, 2021	/s/ VANCE W. TANG	June 29, 2021	/s/ EMILY C. VIDETTO
	Vance W. Tang Director		Emily C. Videtto Director

In accordance with Securities and Exchange Commission requirements, the Company will furnish copies of all exhibits to its Form 10-K not contained herein upon receipt of a written request and payment of $0.10 per page to:

Mr. Kevin Dunnigan
Treasury Director
American Woodmark Corporation
P.O. Box 1980
Winchester, Virginia 22604-8090