Form 10-Q
period 2021-07-31
AMERICAN WOODMARK CORP
filed 2021-08-31
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
or
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

As of August 30, 2021, 16,568,254 shares of the Registrant's Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	July 31, 2021	April 30, 2021 As Adjusted
ASSETS
Current assets
Cash and cash equivalents	$27,818	$91,071
Customer receivables, net	130,736	146,866
Inventories	181,794	158,167
Prepaid expenses and other	15,072	13,861
Total current assets	355,420	409,965
Property, plant and equipment, net	206,932	204,002
Operating lease right-of-use assets	120,703	123,118
Customer relationship intangibles, net	110,361	121,778
Goodwill	767,612	767,612
Promotional displays, net	14,790	14,554
Deferred income taxes	1,557	1,118
Other assets	12,210	12,252
TOTAL ASSETS	$1,589,585	$1,654,399
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$87,214	$91,622
Current maturities of long-term debt	2,131	8,322
Short-term lease liability - operating	20,635	19,994
Accrued compensation and related expenses	48,039	58,577
Accrued marketing expenses	18,769	20,019
Other accrued expenses	22,029	21,913
Total current liabilities	198,817	220,447
Long-term debt, less current maturities	491,412	513,450
Deferred income taxes	43,448	42,891
Long-term lease liability - operating	106,917	109,628
Other long-term liabilities	11,890	11,745
Shareholders' equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and
outstanding shares: at July 31, 2021: 16,561,054; at April 30, 2021: 16,801,101	359,732	362,524
Retained earnings	432,137	448,282
Accumulated other comprehensive loss	(54,768)	(54,568)
Total shareholders' equity	737,101	756,238
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,589,585	$1,654,399
See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	July 31,
	2021	2020 As Adjusted

Net sales	$442,581	$390,087
Cost of sales and distribution	389,138	310,520
Gross Profit	53,443	79,567

Selling and marketing expenses	22,987	19,898
General and administrative expenses	23,687	29,983
Restructuring charges, net	313	3,460
Operating Income	6,456	26,226

Interest expense, net	2,173	6,030
Other (income) expense, net	73	(1,688)
Income Before Income Taxes	4,210	21,884

Income tax expense	1,229	5,825

Net Income	$2,981	$16,059

Weighted Average Shares Outstanding
Basic	16,660,833	16,936,832
Diluted	16,716,167	17,013,444

Net earnings per share
Basic	$0.18	$0.95
Diluted	$0.18	$0.94

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2021	2020 As Adjusted

Net income	$2,981	$16,059

Other comprehensive income, net of tax:
Change in pension benefits, net of deferred taxes of $126 and $113 for the three months ended July 31, 2021 and 2020, respectively	373	327
Change in cash flow hedges (swap)	(573)	—

Total Comprehensive Income	$2,781	$16,386

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

				ACCUMULATED	TOTAL
			RETAINED	OTHER	SHAREHOLDERS'
	COMMON STOCK		EARNINGS	COMPREHENSIVE	EQUITY
(in thousands, except share data)	SHARES	AMOUNT	As Adjusted	LOSS	As Adjusted
Balance, April 30, 2020	16,926,537	$359,430	$403,193	$(51,173)	$711,450

Net income	—	—	16,059	—	16,059
Other comprehensive income,
net of tax	—	—	—	327	327
Stock-based compensation	—	961	—	—	961
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	16,212	(534)	—	—	(534)
Employee benefit plan
contributions	45,591	3,743	—	—	3,743
Balance, July 31, 2020	16,988,340	$363,600	$419,252	$(50,846)	$732,006

Balance, April 30, 2021	16,801,101	$362,524	$448,282	$(54,568)	$756,238

Net income	—	—	2,981	—	2,981
Other comprehensive income,
net of tax	—	—	—	(200)	(200)
Stock-based compensation	—	1,177	—	—	1,177
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	20,243	(1,033)	—	—	(1,033)
Stock repurchases	(299,781)	(5,874)	(19,126)	—	(25,000)
Employee benefit plan
contributions	39,491	2,938	—	—	2,938
Balance, July 31, 2021	16,561,054	$359,732	$432,137	$(54,768)	$737,101

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2021	2020 As Adjusted
OPERATING ACTIVITIES
Net income	$2,981	$16,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,442	26,352
Net loss on disposal of property, plant and equipment	115	46
Reduction in the carrying amount of operating lease right-of-use assets	6,955	6,706
Amortization of debt issuance costs	217	630
Unrealized (gain) loss on foreign exchange forward contracts	(350)	1,255
Stock-based compensation expense	1,177	961
Deferred income taxes	(24)	(3,000)
Pension contributions and related (income) expense	305	(502)
Contributions of employer stock to employee benefit plan	2,938	3,743
Other non-cash items	(961)	750
Changes in operating assets and liabilities:
Customer receivables	16,644	(17,524)
Inventories	(23,532)	(14,968)
Prepaid expenses and other assets	(1,751)	(465)
Accounts payable	(4,560)	5,979
Accrued compensation and related expenses	(10,538)	(371)
Income taxes payable	326	7,855
Operating lease liabilities	(6,610)	(6,142)
Marketing and other accrued expenses	(1,186)	12,636
Net cash provided by operating activities	6,588	40,000

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(11,871)	(5,183)
Proceeds from sales of property, plant and equipment	5	6
Investment in promotional displays	(2,840)	(2,659)
Net cash used by investing activities	(14,706)	(7,836)

FINANCING ACTIVITIES
Payments of long-term debt	(29,105)	(634)
Repurchase of common stock	(25,000)	—
Withholding of employee taxes related to stock-based compensation	(1,033)	(534)
Debt issuance cost	3	—
Net cash used by financing activities	(55,135)	(1,168)

Net increase (decrease) in cash and cash equivalents	(63,253)	30,996

	Three Months Ended
	July 31,
	2021	2020 As Adjusted
Cash and cash equivalents, beginning of period	91,071	97,059

Cash and cash equivalents, end of period	$27,818	$128,055

Supplemental cash flow information:
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable at period end	$152	$502

Cash paid during the period for:
Interest	$2,139	$1,195
Income taxes	$991	$974

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2022.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2021 filed with the U.S. Securities and Exchange Commission ("SEC").

COVID-19: COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of the long-term effects are currently unknown. We were negatively impacted by the COVID-19 pandemic as demand for our products significantly decreased during the fourth quarter of fiscal 2020 and first quarter of fiscal 2021, "stay at home" orders and other work disruptions created disruptions to our business operations, and our supply chain has been negatively impacted. Additionally, COVID-19 continues to impact our overall business, including hiring and retaining employees and through challenges caused by material availability and transportation delays, as well as pricing related to the aforementioned items.

Inventories:  Effective May 1, 2021, the Company changed its accounting method for inventory valuation for inventories which previously utilized a last-in, first-out ("LIFO") basis to a first-in, first-out ("FIFO") basis. As of July 31, 2021 and April 30, 2021, inventories accounted for under the LIFO method would have represented approximately 43% of the Company's total inventories during each of the respective periods. We believe this change in accounting method is preferable as it: (i) results in a uniform method to value our inventory across the entire organization; (ii) improves comparability with our peers; (iii) is expected to better reflect the current value of inventory on the consolidated balance sheets and would result in a better matching of revenue and expense, and (iv) is reflective of the physical flow of inventory.

All prior periods presented in the Condensed Consolidated Financial Statements have been retrospectively adjusted to apply the effects of the change in accounting method from the LIFO method to FIFO method of accounting. As of April 30, 2021, the cumulative effect of the change increased inventories by $17.9 million, partially offset by $4.5 million in deferred income taxes resulting in an impact to retained earnings of approximately $13.3 million. There was no impact on total cash provided by operating activities for the periods presented as a result of this change. The impact of the change in accounting method to net earnings was $1.6 million for the three months ended July 31, 2021.

As a result of the change in accounting method, the Company now uses the FIFO method of inventory costing across the entire organization. Costs include materials, labor, and production overhead at normal production capacity. Costs do not exceed net realizable values. See Note F - Inventories for additional information.

The following tables reflect the effect of the change in accounting method on our current period Condensed Consolidated Financial Statements (in thousands except for per share amounts):

Condensed Consolidated Statement of Income for the three months ended July 31, 2021
	As Computed under previous method	Effect of Change	As Reported under FIFO
Cost of sales and distribution	$391,342	$(2,204)	$389,138
Gross Profit	$51,239	$2,204	$53,443
Operating Income	$4,252	$2,204	$6,456
Income Before Income Taxes	$2,006	$2,204	$4,210
Income tax expense	$654	$575	$1,229
Net Income	$1,352	$1,629	$2,981
Net earnings per share, basic	$0.08	$0.10	$0.18
Net earnings per share, diluted	$0.08	$0.10	$0.18

Condensed Consolidated Balance Sheet as of July 31, 2021
	As Computed under previous method	Effect of Change	As Reported under FIFO
Inventories	$179,590	$2,204	$181,794
Total current assets	$353,216	$2,204	$355,420
Total assets	$1,587,381	$2,204	$1,589,585
Other accrued expenses	$21,454	$575	$22,029
Total current liabilities	$198,242	$575	$198,817
Retained earnings	$430,508	$1,629	$432,137
Total shareholders' equity	$735,472	$1,629	$737,101
Total liabilities and shareholders' equity	$1,587,381	$2,204	$1,589,585

Condensed Consolidated Statement of Cash Flows for the three months ended July 31, 2021
	As Computed under previous method	Effect of Change	As Reported under FIFO
Net income	$1,352	$1,629	$2,981
Inventories	$(21,328)	$(2,204)	$(23,532)
Income taxes payable	$(249)	$575	$326

Condensed Consolidated Statement of Stockholders' equity for the three months ended July 31, 2021
	As Computed under previous method	Effect of Change	As Reported under FIFO
Net income	$1,352	$1,629	$2,981
Total shareholders' equity	$735,472	$1,629	$737,101

Condensed Consolidated Statement of Comprehensive income for the three months ended July 31, 2021
	As Computed under previous method	Effect of Change	As Reported under FIFO
Net income	$1,352	$1,629	$2,981
Total Comprehensive Income	$1,152	$1,629	$2,781

As a result of the retrospective application of the change in accounting method, certain line items in our Condensed Consolidated Financial Statements and related notes were adjusted as follows:

Condensed Consolidated Statements of Income for the three months ended July 31, 2020
	As Previously Reported	Effect of Change	As Adjusted
Cost of sales and distribution	$309,949	$571	$310,520
Gross Profit	$80,138	$(571)	$79,567
Operating Income	$26,797	$(571)	$26,226
Income Before Income Taxes	$22,455	$(571)	$21,884
Income tax expense	$5,970	$(145)	$5,825
Net Income	$16,485	$(426)	$16,059
Net earnings per share, basic	$0.97	$(0.02)	$0.95
Net earnings per share, diluted	$0.97	$(0.03)	$0.94

Condensed Consolidated Balance Sheet as of April 30, 2021
	As Previously Reported	Effect of Change	As Adjusted
Inventories	$140,282	$17,885	$158,167
Total current assets	$392,080	$17,885	$409,965
Total assets	$1,636,514	$17,885	$1,654,399
Deferred income taxes	$38,348	$4,543	$42,891
Retained earnings	$434,940	$13,342	$448,282
Total shareholders' equity	$742,896	$13,342	$756,238
Total liabilities and shareholders' equity	$1,636,514	$17,885	$1,654,399

Condensed Consolidated Statement of Cash Flows for the three months ended July 31, 2020
	As Previously Reported	Effect of Change	As Adjusted
Net income	$16,485	$(426)	$16,059
Deferred income taxes	$(2,855)	$(145)	$(3,000)
Inventories	$(15,539)	$571	$(14,968)

Condensed Consolidated Statement of Stockholders' equity for the three months ended July 31, 2020
	As Previously Reported	Effect of Change	As Adjusted
Net income	$16,485	$(426)	$16,059
Total shareholders' equity	$721,520	$10,486	$732,006

Condensed Consolidated Statement of Comprehensive income for the three months ended July 31, 2020
	As Previously Reported	Effect of Change	As Adjusted
Net income	$16,485	$(426)	$16,059
Total comprehensive income	$16,812	$(426)	$16,386

Condensed Consolidated Statement of Stockholders' equity for the year ended April 31, 2020
	As Previously Reported	Effect of Change	As Adjusted
Retained earnings as of April 30, 2020	$392,281	$10,912	$403,193
Total shareholders' equity as of April 30,2020	$700,538	$10,912	$711,450

Goodwill and Intangible Assets: Goodwill represents the excess of purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In accordance with accounting standards, when evaluating goodwill, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. There were no impairment charges related to goodwill for the three-month periods ended July 31, 2021 and 2020.

Intangible assets consist of customer relationship intangibles. The Company amortizes the cost of intangible assets over their estimated useful lives, six years, unless such lives are deemed indefinite. There were no impairment charges related to intangible assets for the three-month periods ended July 31, 2021 and 2020.

Derivative Financial Instruments: The Company uses derivatives as part of the normal business operations to manage its exposure to fluctuations in interest rates associated with variable interest rate debt and foreign exchange rates. The Company has established policies and procedures that govern the risk management of these exposures. The primary objective in managing these exposures is to decrease the volatility of cash flows affected by changes in interest rates.

The Company uses interest rate swap contracts to manage interest rate exposures. Derivatives are recorded in the condensed consolidated balance sheets at fair value. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income, and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings.

The Company also manages risks through the use of foreign exchange forward contracts. The Company recognizes its outstanding forward contracts in the condensed consolidated balance sheets at their fair values. The Company does not designate the forward contracts as accounting hedges. The changes in the fair value of the forward contracts are recorded in other (income) expense, net in the condensed consolidated statements of income.

Note B--New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. ASU 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022 and can be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company has identified loans and other financial instruments that are directly or indirectly influenced by LIBOR and does not expect the adoption of ASU 2020-04 to have a material impact on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which simplifies the accounting for income taxes by removing certain exceptions for recognizing investments, performing intraperiod tax allocations and calculating income taxes in interim periods. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 was effective for the Company beginning May 1, 2021. The Company has reviewed the provisions of the pronouncement and the adoption of this guidance did not have an impact on the Company's financial position or results of operations.

Note C--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended
	July 31,
(in thousands, except per share amounts)	2021	2020 As Adjusted
Numerator used in basic and diluted net earnings
per common share:
Net income	$2,981	$16,059
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	16,661	16,937
Effect of dilutive securities:
Stock options and restricted stock units	55	77
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	16,716	17,013
Net earnings per share
Basic	$0.18	$0.95
Diluted	$0.18	$0.94

There were no potentially dilutive securities for the three-month periods ended July 31, 2021 and 2020, which were excluded from the calculation of net earnings per diluted share.

Note D--Stock-Based Compensation

The Company has various stock-based compensation plans. During the three-months ended July 31, 2021, the Board of Directors of the Company approved grants of service-based restricted stock units ("RSUs") and performance-based RSUs to key employees. The performance-based RSUs totaled 57,476 units and the service-based RSUs totaled 30,984 units. The performance-based RSUs entitle the recipients to receive one share of the Company's common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSUs entitle the recipients to receive one share of the Company's common stock per unit granted if they remain continuously employed with the Company until the units vest.  All of the Company's RSUs granted to employees cliff-vest three years from the grant date.

For the three-month periods ended July 31, 2021 and 2020, stock-based compensation expense was allocated as follows:

	Three Months Ended July 31,
(in thousands)	2021	2020
Cost of sales and distribution	$349	$299
Selling and marketing expenses	319	(21)
General and administrative expenses	509	683
Stock-based compensation expense	$1,177	$961

During the three months ended July 31, 2021, the Company also approved grants of 5,794 cash-settled performance-based restricted stock tracking units ("RSTUs") and 3,096 cash-settled service-based RSTUs for more junior level employees.  Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of one share of the Company's common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest.  The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of one share of the Company's common stock as of the payment date if they remain continuously employed with the Company until the units vest.  All of the RSTUs cliff-vest three years from the grant date.  Since the RSTUs will be settled in cash, the grant date fair value of these awards is recorded as a liability until the date of payment.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value.  The Company recognized expense of $0.1 million and $0.3 million for the three-month periods ended July 31, 2021 and 2020, respectively. A liability for payment of the RSTUs is included in "Other long-term liabilities" on the condensed consolidated balance sheets in the amount of $0.6 million and $1.0 million as of July 31, 2021 and April 30, 2021, respectively.

Note E--Customer Receivables

The components of customer receivables were:

	July 31,	April 30,
(in thousands)	2021	2021
Gross customer receivables	$139,498	$156,187
Less:
Allowance for doubtful accounts	(220)	(331)
Allowance for returns and discounts	(8,542)	(8,990)

Net customer receivables	$130,736	$146,866

Note F--Inventories

The components of inventories were:

	July 31,	April 30,
(in thousands)	2021	2021 As Adjusted
Raw materials	$80,700	$63,384
Work-in-process	55,875	51,176
Finished goods	45,219	43,607

Total inventories	$181,794	$158,167

Effective May 1, 2021, the Company changed its accounting principle for inventory valuation from a LIFO basis to a FIFO basis. See Note A - Basis of Presentation for additional information on the effect of the change.

Note G--Property, Plant and Equipment

The components of property, plant and equipment were:

	July 31,	April 30,
(in thousands)	2021	2021
Land	$4,431	$4,431
Buildings and improvements	116,851	116,103
Buildings and improvements - finance leases	11,636	11,636
Machinery and equipment	318,651	315,371
Machinery and equipment - finance leases	31,912	31,386
Construction in progress	30,150	22,669
	513,631	501,596
Less accumulated amortization and depreciation	(306,699)	(297,594)

Total	$206,932	$204,002

Amortization and depreciation expense on property, plant and equipment amounted to $9.6 million and $11.6 million for the three months ended July 31, 2021 and 2020, respectively. The three months ended July 31, 2020 includes accelerated depreciation expense of $1.1 million related to the closure of the plant located in Humboldt, Tennessee. Accumulated amortization on finance leases included in the above table amounted to $33.5 million and $33.0 million as of July 31, 2021 and April 30, 2021, respectively.

Note H--Intangibles

The customer relationship intangibles were:

	July 31,	April 30,
(in thousands)	2021	2021
Customer relationship intangibles	$274,000	$274,000
Less accumulated amortization	(163,639)	(152,222)

Total	$110,361	$121,778

Customer relationship intangibles are amortized over the estimated useful lives on a straight-line basis over six years. Amortization expense for the three-month periods ended July 31, 2021 and 2020 was $11.4 million and $12.3 million, respectively.

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

The following is a reconciliation of the Company's warranty liability, which is included in other accrued expenses on the unaudited condensed consolidated balance sheets:

	Three Months Ended
	July 31,
(in thousands)	2021	2020
Beginning balance at May 1	$5,249	$3,753
Accrual	4,814	4,303
Settlements	(4,559)	(4,138)

Ending balance at July 31	$5,504	$3,918

Note J--Pension Benefits

Prior to April 30, 2020, the Company had two defined benefit pension plans covering many of the Company's employees hired prior to April 30, 2012. Effective April 30, 2012, the Company froze all future benefit accruals under the Company's defined-benefit pension plan. Effective April 30, 2020, these plans were merged into one plan.

On November 16, 2020, the Company filed an application with the Internal Revenue Service to terminate the American Woodmark Corporation Employee Pension Plan (the "Plan") with an effective date of December 31, 2020 (the "Plan Termination Date"), in a standard termination and the Company expects to incur approximately $1.6 million to terminate the Plan, of which $0.2 million was incurred in the first three months of fiscal 2022 and $0.4 million was incurred in all of fiscal 2021. In connection with the Plan termination and in addition to the Plan termination costs, the Company may be required to make an additional funding contribution to the Plan in order to ensure the Plan is fully funded on a termination basis as of the Benefit Distribution Date, with the amount of such contribution still to be determined. The Benefit Distribution Date will be determined once the Company receives approval from certain regulatory agencies. The additional funding contribution is expected to be funded from cash on hand and the amount will vary depending on the lump sum distribution take rate and the interest rate on the Benefit Distribution Date.

Net periodic pension benefit cost consisted of the following for the three-month periods ended July 31, 2021 and 2020:

	Three Months Ended
	July 31,
(in thousands)	2021	2020
Interest cost	$1,349	$1,165
Expected return on plan assets	(1,543)	(2,107)
Recognized net actuarial loss	499	440

Net periodic pension benefit	$305	$(502)

The Company did not contribute to the Plan in the first three months of fiscal 2022 and expects to contribute $2.5 million during the remainder of fiscal 2022. The Company made no contributions to the Plan in fiscal 2021.

Note K--Fair Value Measurements

The Company utilizes the hierarchy of fair value measurements to classify certain of its assets and liabilities based upon the following definitions:
Level 1- Investments with quoted prices in active markets for identical assets or liabilities. The Company's cash equivalents are invested in money market funds, mutual funds, and certificates of deposit.  The Company's mutual fund investment assets represent contributions made and invested on behalf of the Company's named executive officers in a supplementary employee retirement plan.

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

The Company's financial instruments include cash and equivalents, marketable securities, and other investments; accounts receivable and accounts payable; interest rate swap and foreign exchange forward contracts; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt on the condensed consolidated balance sheets approximate their fair value due to the short maturities of these items. The interest rate swap and foreign exchange forward contracts were marked to market and therefore represent fair value. The fair values of these contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The following table summarizes the fair value of assets and liabilities that are recorded in the Company's consolidated financial statements as of July 31, 2021 and April 30, 2021 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of July 31, 2021
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$503	$—	$—
Foreign exchange forward contracts	—	350	—
Total assets at fair value	$503	$350	$—

LIABILITIES:
Interest rate swap contracts	$—	$573	$—

	As of April 30, 2021
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$642	$—	$—

There were no transfers between Level 1, Level 2, or Level 3 for assets measured at fair value on a recurring basis.

Note L--Loans Payable and Long-Term Debt

On December 29, 2017, the Company entered into a credit agreement (the "Prior Credit Agreement") with a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent. The Prior Credit Agreement provided for a $100 million revolving loan facility with a $25 million sub-facility for the issuance of letters of credit, a $250 million initial term loan facility, and a $250 million delayed draw term loan facility. The Company borrowed the entire $250 million available under the initial term loan facility, the entire $250 million under the delayed draw term loan facility, and approximately $50 million under the revolving loan facility in connection with its acquisition of RSI Home Products, Inc. ("RSI") and subsequent refinancing of RSI's debt. The facilities under the Prior Credit Agreement were scheduled to mature on December 29, 2022.

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

As of July 31, 2021 and April 30, 2021, $237.5 million and $250 million, respectively, was outstanding on the Term Loan Facility. As of July 31, 2021 and April 30, 2021, $248 million and $264 million, respectively, was outstanding under the Revolving Facility. Outstanding letters of credit under the Revolving Facility were $9 million as of July 31, 2021, leaving approximately $243 million in available capacity under the Revolving Facility as of July 31, 2021. Outstanding letters of credit under the Revolving Facility were $8.3 million as of April 30, 2021, leaving approximately $227.7 million in available capacity under the Revolving Facility as of April 30, 2021. The outstanding balances noted above approximate fair value as the facilities have a floating interest rate.

Amounts outstanding under the Term Loan Facility and the Revolving Facility bear interest based on a fluctuating rate measured by reference to either, at the Company's option, a base rate plus an applicable margin or LIBOR plus an applicable margin, with the applicable margin being determined by reference to the Company's then-current "Secured Net Leverage Ratio." The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company's then-current "Secured Net Leverage Ratio." In addition, a letter of credit fee accrues on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on LIBOR loans, payable quarterly in arrears. As of July 31, 2021, the applicable margin with respect to base rate loans and LIBOR loans was 0.25% and 1.25%, respectively, and the commitment fee was 0.125%. The A&R Credit Agreement includes provisions providing for the transition from LIBOR to a replacement benchmark upon the occurrence of certain events. The Company does not currently expect any such transition to materially impact its financing costs.

The A&R Credit Agreement includes certain financial covenants that require the Company to maintain (i) a "Consolidated Interest Coverage Ratio" of no less than 2.00 to 1.00 and (ii) a "Total Net Leverage Ratio" of no greater than 4.00 to 1.00, subject, in each case, to certain limited exceptions.

The A&R Credit Agreement includes certain additional covenants, including negative covenants that restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create additional liens on its assets, make certain investments, dispose of its assets, or engage in a merger or other similar transaction, or engage in transactions with affiliates, subject, in each case, to the various exceptions and conditions described in the A&R Credit Agreement. The negative covenants further restrict the ability of the Company and certain of its subsidiaries to make certain restricted payments, including, in the case of the Company, the payment of dividends and the repurchase of common stock, in certain limited circumstances.

As of July 31, 2021, the Company was in compliance with all covenants included in the A&R Credit Agreement.

The Company's obligations under the A&R Credit Agreement are guaranteed by the Company's domestic subsidiaries and the obligations of the Company and its domestic subsidiaries under the A&R Credit Agreement and their guarantees, respectively, are secured by a pledge of substantially all of their respective personal property.

On February 12, 2018, the Company issued $350 million in aggregate principal amount of 4.875% Senior Notes due 2026 (the "Senior Notes") and utilized the proceeds, together with the proceeds from the delayed draw term loan under the Prior Credit Agreement, to refinance certain senior notes assumed from the acquisition of RSI. The Senior Notes were guaranteed by the Company's domestic subsidiaries and were scheduled to mature March 15, 2026. On April 26, 2021, the Company redeemed in full the Senior Notes at a redemption price equal to 102.438% of the principal amount of the Senior Notes, plus accrued and unpaid interest to the redemption date.

Note M--Derivative Financial Instruments

Interest Rate Swap Contracts

The Company enters into interest rate swap contracts to manage variability in the amount of known or expected cash payments related to portions of its variable rate debt. On May 28, 2021, the Company entered into four interest rate swaps with an aggregate notional amount of $200 million to hedge part of the variable rate interest payments under the Term Loan Facility. The interest rate swaps became effective on May 28, 2021 and will terminate on May 30, 2025. The interest rate swaps economically convert a portion of the variable rate debt to fixed rate debt. The Company receives floating interest payments monthly based on one-month LIBOR and pays a fixed rate of 0.5980% to the counterparty.

The interest rate swaps are designated as cash flow hedges. Changes in fair value were recorded to other comprehensive income. The risk management objective in using interest rate swaps is to add stability to interest expense and to manage the Company's exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the contract agreements without exchange of the underlying notional amount. Realized gains or losses from interest rate swaps are recorded in earnings, as a component of interest expense, net to offset variability in interest expense associated with the underlying debt's cash flows.

During the quarter ended July 31, 2021, unrealized losses of $0.6 million were recorded in other comprehensive income, and $0.2 million of realized losses were reclassified out of accumulated other comprehensive income to interest expense due to payments made to the swap counterparties. As of July 31, 2021, the Company anticipates reclassifying approximately $1.0 million of net hedging losses from accumulated other comprehensive loss into earnings during the next 12 months to offset the variability of the hedged items during this period. Since the Company did not have outstanding interest rate swaps in the prior year period, there were no gains or losses recorded for the quarter ended July 31, 2020.

Foreign Exchange Forward Contracts

At July 31, 2021, the Company held forward contracts maturing from August 2021 to April 2022 to purchase 516.4 million Mexican pesos at exchange rates ranging from 20.32 to 20.91 Mexican pesos to one U.S. dollar. An asset of $0.3 million is recorded in prepaid expenses and other on the condensed consolidated balance sheet.

Note N--Income Taxes

The effective income tax rate for the three-month period ended July 31, 2021 was 29.2%, compared with 26.6% in the comparable period in the prior fiscal year. The effective rate for the three-month period ending July 31, 2021 was higher than the comparable period in the prior fiscal year due to state income taxes and the impact of discrete items on lower pretax income.

Note O--Revenue Recognition

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing, and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the three-months ended July 31, 2021 and 2020:

	Three Months Ended
	July 31,
(in thousands)	2021	2020
Home center retailers	$209,324	$173,995
Builders	178,238	164,348
Independent dealers and distributors	55,019	51,744
Net Sales	$442,581	$390,087

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

The Company maintains an allowance for bad debt based upon management's evaluation and judgment of potential net loss. The allowance is estimated based upon historical experience, the effects of current developments and economic conditions, and each customer's current and anticipated financial condition. Estimates and assumptions are periodically reviewed and updated. Any resulting adjustments to the allowance are reflected in current operating results.

As of July 31, 2021, the Company's two largest customers, Customers A and B, represented 31.2% and 19.6% of the Company's gross customer receivables, respectively. As of July 31, 2020, Customers A and B represented 29.0% and 25.1% of the Company's gross customer receivables, respectively.

The following table summarizes the percentage of net sales attributable to the Company's two largest customers for the three-months ended July 31, 2021 and 2020:

	Three Months Ended
	July 31,
	2021	2020
Customer A	31.8%	27.7%
Customer B	15.5%	16.9%

Note Q--Leases

Operating Leases - Right-of-Use ("ROU") assets related to operating leases are presented as "Operating lease right-of-use assets" on the unaudited condensed consolidated balance sheets. Lease liabilities related to operating leases with lease terms greater than twelve months are presented in "Short-term lease liability - operating" and "Long-term lease liability - operating" on the unaudited condensed consolidated balance sheets.

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

Finance Leases - ROU assets related to finance leases are presented in "Property, plant and equipment, net" on the unaudited condensed consolidated balance sheet. Lease liabilities related to finance leases are presented in "Current maturities of long-term debt" and "Long-term debt, less current maturities" on the unaudited condensed consolidated balance sheets.

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

The components of lease costs were as follows:

	Three Months Ended
	July 31,
(in thousands)	2021	2020
Finance lease cost:
Reduction in the carrying value of right-of-use assets	$287	$98
Interest on lease liabilities	$25	$14
Operating lease cost	$6,955	$6,706

Additional information related to leases was as follows:

	Three Months Ended
	July 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$25	$14
Operating cash flows for operating leases	$6,610	$6,142
Financing cash flows for financing leases	$279	$92
Right-of-use assets obtained in exchange for new finance lease liabilities	$654	$109
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,026	$155

Weighted average remaining lease term (years)
Weighted average remaining lease term - finance leases	2.79	3.22
Weighted average remaining lease term - operating leases	6.39	7.33

Weighted average discount rate
Weighted average discount rate - finance leases	2.94%	3.08%
Weighted average discount rate - operating leases	3.19%	3.54%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on the unaudited condensed consolidated balance sheet as of July 31, 2021:

(in thousands)	Operating leases	Financing leases
Year ending April 30,
2022	$17,969	$1,745
2023	23,805	1,962
2024	21,817	1,579
2025	18,529	377
2026	18,296	102
Thereafter	40,956	—
Total lease payments	141,372	5,765
Less imputed interest	(13,820)	(221)
Total lease liability	127,552	5,544
Current maturities	(20,635)	(2,131)
Lease liability - long-term	$106,917	$3,413
Lease assets	$120,703	$10,087

Note R--Restructuring

In the fourth quarter of fiscal 2020 and first quarter of fiscal 2021, the Company implemented nationwide reductions in force, which were substantially completed in the fourth quarter of fiscal 2020 and first quarter of fiscal 2021, respectively. During the first quarter of fiscal 2021, the Company recognized pre-tax restructuring charges, net of $1.7 million related to these reductions in force, which were primarily severance and separation costs.

During June 2020, the Company's Board of Directors approved the closure and eventual disposal of its manufacturing plant located in Humboldt, Tennessee. Operations ceased at the Humboldt plant in July 2020. During the third quarter of fiscal 2021, the Company sold the Humboldt plant and recognized a gain of $2.3 million on the sale. During the first quarter of fiscal 2022 and 2021, the Company recognized pre-tax restructuring charges, net of $0.3 million and $1.8 million, respectively, related to the closure of the plant.

Note S--Other Information

The Company is involved in suits and claims in the normal course of business, including without limitation product liability and general liability claims, and claims pending before the Equal Employment Opportunity Commission.  On at least a quarterly basis, the Company consults with its legal counsel to ascertain the reasonable likelihood that such claims may result in a loss.  As required by FASB Accounting Standards Codification Topic 450, "Contingencies," the Company categorizes the various suits and claims into three categories according to their likelihood for resulting in potential loss: those that are probable, those that are reasonably possible, and those that are deemed to be remote.  Where losses are deemed to be probable and estimable, accruals are made. Where losses are deemed to be reasonably possible, a range of loss estimates is determined and considered for disclosure.  In determining these loss range estimates, the Company considers known values of similar claims and consults with outside counsel.

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims that were deemed to be either probable or reasonably possible was not material as of July 31, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes, both of which are included in Part I, Item 1 of this report.  The Company's critical accounting policies are included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2021.

 Forward-Looking Statements

This report contains statements concerning the Company's expectations, plans, objectives, future financial performance, and other statements that are not historical facts.  These statements may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  In most cases, the reader can identify forward-looking statements by words such as "anticipate," "estimate," "forecast," "expect," "believe," "should," "could," "would," "plan," "may," "intend," "estimate," "prospect," "goal," "will," "predict," "potential," or other similar words.  Forward-looking statements contained in this report, including elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Operations," are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements.  In addition, the Company participates in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings or deterioration in financial condition.  Factors that could cause actual results to differ materially from those in forward-looking statements made in this report include but are not limited to:

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

Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report, including elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and also in the Company's most recent Annual Report on Form 10-K for the fiscal year ended April 30, 2021, filed with the SEC, including under Item 1A, "Risk Factors," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."  While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a material adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes in this report speaks only as of the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Overview

American Woodmark Corporation manufactures and distributes kitchen, bath and home organization products for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors.  As of July 31, 2021, the Company operated 17 manufacturing facilities in the United States and Mexico and eight primary service centers and one distribution center located throughout the United States.

The three-month period ended July 31, 2021 was the Company's first quarter of its fiscal year that ends on April 30, 2022 ("fiscal 2022").

COVID-19

The COVID-19 pandemic impacted our business operations and financial results beginning in the fourth quarter of fiscal 2020 and continued to impact us throughout fiscal 2021 and into fiscal 2022. All of our manufacturing facilities qualified as essential operations (or the equivalent) under applicable federal and state orders and were able to continue operating. We were negatively impacted by the COVID-19 pandemic as demand for our products significantly decreased during the fourth quarter of fiscal 2020 and first quarter of fiscal 2021, "stay at home" orders and other work disruptions created disruptions to our business operations, and our supply chain has been negatively impacted. Additionally, COVID-19 continues to impact our overall business, including hiring and retaining employees and through challenges caused by material availability and transportation delays, as well as pricing related to the aforementioned items. Refer to Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021 for a disclosure of risk factors related to COVID-19.

Financial Overview

The Company's remodeling-based business was impacted by the following trends during the first quarter of fiscal 2022:

•The median price per existing home sold rose during the second calendar quarter of 2021 compared to the same period one year ago by 21.9% according to data provided by the National Association of Realtors, and existing home sales increased 33.0% during the second calendar quarter of 2021 compared to the same period in the prior year;
•The unemployment rate decreased to 5.4% as of July 2021 compared to 10.2% as of July 2020 according to data provided by the U.S. Department of Labor; additionally, the unemployment rate decreased from 6.1% in April 2021;
•Mortgage interest rates decreased with a thirty-year fixed mortgage rate of approximately 2.80% in July 2021, a decrease of approximately 19 basis points compared to the same period in the prior year, according to Freddie Mac; and
•Consumer sentiment as tracked by Thomson Reuters/University of Michigan increased from 72.5 in July 2020 to 81.2 in July 2021.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, housing affordability and sales reported by the Kitchen Cabinet Manufacturers Association ("KCMA"), a trade organization that issues the aggregate sales that have been reported by its members including the largest cabinet manufacturers in the United States.  Based on the totality of factors listed above, the Company believes that the cabinet remodeling market increased double digits during the first quarter of fiscal 2022, though recent KCMA data indicates some sequential monthly declines.

The Company's total net sales increased 13.5% during the first quarter of fiscal 2022 compared to the same prior-year period.

The Company's remodeling sales, which consist of our independent dealer and distributor channel sales and home center retail sales, increased 17.1% during the first quarter of fiscal 2022 compared to the same prior-year period. Our independent dealer and distributor channel increased by 6.3% during the first quarter fiscal 2022 compared to the comparable prior-year period.  Our home center channel increased by 20.3% during the first quarter of fiscal 2022 compared to the comparable prior-year period.

New construction sales increased 8.5% in the first quarter of fiscal 2022, compared to the same period of fiscal 2021. The Company believes that fluctuations in single-family housing starts are the best indicator of new construction cabinet activity.  Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts increased 47.6% during the first quarter of fiscal 2021 over the comparable prior year period, according to the U.S. Department of Commerce.  In comparison, housing completions increased 4.7% during the first quarter of fiscal 2022 over the comparable prior year period, according to U.S. Department of Commerce. The Company believes we are seeing a temporary shift to extend the lag from 90 days to 120 days or longer.

The Company earned net income of $3.0 million for the first quarter of fiscal 2022, compared with $16.1 million in the first quarter of its prior fiscal year.

Results of Operations

	Three Months Ended
	July 31,
(in thousands)	2021	2020 As Adjusted	Percent Change

Net sales	$442,581	$390,087	13.5%
Gross profit	$53,443	$79,567	(32.8)%
Selling and marketing expenses	$22,987	$19,898	15.5%
General and administrative expenses	$23,687	$29,983	(21.0)%

Net Sales. Net sales were $442.6 million for the first quarter of fiscal 2022, an increase of 13.5% compared with the first quarter of fiscal 2021. The Company experienced growth across all channels during the first quarter of fiscal 2022, with double digit growth in the repair and remodel sales channel and upper single digit growth in the new construction markets.

Gross Profit.  Gross profit margin for the first quarter of fiscal 2022 was 12.1% compared with 20.4% for the same period of fiscal 2021.  Gross profit margin in the first quarter of the current fiscal year was negatively impacted by higher material and logistics costs, and increases related to healthcare expenses. These increased costs were partially offset by an increase in sales in the first quarter of fiscal 2022.

Selling and Marketing Expenses.  Selling and marketing expenses were 5.2% of net sales in the first quarter of fiscal 2022, compared with 5.1% of net sales for the same period in fiscal 2021. Selling and marketing expenses as a percentage of net sales increased during the first quarter as a result of higher display and launch costs, and increases related to healthcare expenses, partially offset by higher sales in the first quarter of fiscal 2022.

General and Administrative Expenses.  General and administrative expenses were 5.4% of net sales in the first quarter of fiscal 2022, compared with 7.7% of net sales in the first quarter of fiscal 2021. The decrease in general and administrative expenses as a percentage of net sales during the first quarter was driven by the leverage from higher sales, lower incentive costs, and lack of severance costs that occurred in the first quarter of fiscal 2021.

Effective Income Tax Rates.  The Company's effective income tax rate for the three-month periods ended July 31, 2021 and 2020 was 29.2% and 26.6%, respectively. The effective rate for the three-month period ending July 31, 2021 was higher than the comparable period in the prior fiscal year due to state income taxes and the impact of discrete items on lower pretax income.

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

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin

We use EBITDA, Adjusted EBITDA and Adjusted EBITDA margin in evaluating the performance of our business, and we use each in the preparation of our annual operating budgets and as indicators of business performance and profitability. We believe EBITDA, Adjusted EBITDA and Adjusted EBITDA margin allow us to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance.

We define Adjusted EBITDA as net income adjusted to exclude (1) income tax expense, (2) interest expense, net, (3) depreciation and amortization expense, (4) amortization of customer relationship intangibles and trademarks, (5) expenses related to the RSI acquisition and subsequent restructuring charges, (6) non-recurring restructuring charges, (7) stock-based compensation expense, (8) gain/loss on asset disposals, (9) change in fair value of foreign exchange forward contracts, and (10) net gain on debt forgiveness and modification. We believe Adjusted EBITDA, when presented in conjunction with comparable GAAP measures, is useful for investors because management uses Adjusted EBITDA in evaluating the performance of our business.

Adjusted EPS per diluted share

We use Adjusted EPS per diluted share in evaluating the performance of our business and profitability. Management believes that this measure provides useful information to investors by offering additional ways of viewing the Company's results by providing an indication of performance and profitability excluding the impact of unusual and/or non-cash items. We define Adjusted EPS per diluted share as diluted earnings per share excluding the per share impact of (1) expenses related to the RSI acquisition and subsequent restructuring charges, (2) non-recurring restructuring charges, (3) the amortization of customer relationship intangibles and trademarks, (4) net loss on debt forgiveness and modification and (5) the tax benefit of RSI acquisition expenses and subsequent restructuring charges, the net gain on debt forgiveness and modification and the amortization of customer relationship intangibles and trademarks. The amortization of intangible assets is driven by the RSI acquisition and will recur in future periods. Management has determined that excluding amortization of intangible assets from our definition of Adjusted EPS per diluted share will better help it evaluate the performance of our business and profitability and we have also received similar feedback from some of our investors regarding the same.

We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales.

Reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin
	Three Months Ended
	July 31,
(in thousands)	2021	2020 As Adjusted

Net income (GAAP)	$2,981	$16,059
Add back:
Income tax expense	1,229	5,825
Interest expense, net	2,173	6,030
Depreciation and amortization expense	13,025	12,959
Amortization of customer relationship intangibles and
trademarks	11,417	12,250
EBITDA (Non-GAAP)	30,825	53,123
Add back:
Acquisition and restructuring related expenses (1)	20	60
Non-recurring restructuring charges (2)	313	3,460
Change in fair value of foreign exchange forward contracts (3)	(350)	(1,255)
Stock-based compensation expense	1,177	961
Loss on asset disposal	115	46
Adjusted EBITDA (Non-GAAP)	32,100	56,395

Net Sales	$442,581	$390,087
Net income margin (GAAP)	0.7%	4.1%
Adjusted EBITDA margin (Non-GAAP)	7.3%	14.5%
(1) Acquisition and restructuring related expenses are comprised of expenses related to the acquisition of RSI Home Products, Inc., and the subsequent restructuring charges that the Company incurred related to the acquisition.
(2) Non-recurring restructuring charges are comprised of expenses incurred related to the permanent layoffs due to COVID-19 and the closure of the manufacturing plant in Humboldt, Tennessee. The three-months ended July 31, 2020 includes accelerated depreciation expense of $1.1 million related to Humboldt.

(3) In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange rates. The Company manages these risks through the use of foreign exchange forward contracts. The changes in the fair value of the forward contracts are recorded in other (income) expense, net in the operating results.

A reconciliation of Adjusted EBITDA and Adjusted EBITDA margin as projected for fiscal 2022 is not provided because we do not forecast net income as we cannot, without unreasonable effort, estimate or predict with certainty various components of net income.

Adjusted EBITDA. Adjusted EBITDA for the first quarter of fiscal 2022 was $32.1 million or 7.3% of net sales compared to $56.4 million or 14.5% of net sales for the same quarter of the prior fiscal year. The decrease in Adjusted EBITDA for the first quarter of fiscal 2022 is primarily due to decreased net income due to higher material and logistics costs, as well as increased healthcare expenses.

Reconciliation of Net Income to Adjusted Net Income
	Three Months Ended
	July 31,
(in thousands, except share data)	2021	2020 As Adjusted

Net income (GAAP)	$2,981	$16,059
Add back:
Acquisition and restructuring related expenses	20	60
Non-recurring restructuring charges	313	3,460
Amortization of customer relationship intangibles and trademarks	11,417	12,250
Tax benefit of add backs	(3,067)	(4,053)
Adjusted net income (Non-GAAP)	$11,664	$27,776

Weighted average diluted shares	16,716,167	17,013,444
EPS per diluted share (GAAP)	$0.18	$0.94
Adjusted EPS per diluted share (Non-GAAP)	$0.70	$1.63

Outlook.  The impact on our financial results from the COVID-19 pandemic as well as material and logistical constraints in addition to the availability, retention, and cost of labor continue to be uncertain. The Company's net sales were up 13.5% during the first quarter of fiscal 2022. We expect fiscal 2022 sales to be mid to high single digit growth over the prior year. Margins will continue to be challenged for the next two quarters; however, our expectation is that margins will improve sequentially throughout the remainder of the year when pricing actions are fully realized. This outlook incorporates the recent 220 basis points of sequential pressure we faced related to increased material and logistics costs from the Company's fourth quarter of fiscal 2021 to the first quarter of fiscal 2022. This negative trend could continue as we still do not know the full impact of the pandemic and are partially dependent on macro-economic factors to stabilize. We expect to partially offset these inflationary costs by a second round of price increases across all of our sales channels. On average, it takes three to six months to realize price increases. The Company had $27.8 million of cash on hand as of July 31, 2021 and access to $243.0 million of additional availability under our revolver. In fiscal 2022, the Company plans to maintain our cash position near historical norms and may consider additional debt repayments and share repurchases. We plan to continue our investment back into the business by increasing our capital investment rate to approximately 3.5% of net sales for the full fiscal year.

The Company continues to track several metrics, including but not limited to housing starts, existing home sales, mortgage interest rates, new jobs growth, GDP growth and consumer confidence, which it believes are leading indicators of overall demand for kitchen and bath cabinetry. The Company believes that housing starts will continue to show positive growth, driven by low mortgage rates, and growth in new household formations, although the unknown impacts from COVID-19 are cause for concern.

Additional risks and uncertainties that could affect the Company's results of operations and financial condition are discussed elsewhere in this report, including under "Forward-Looking Statements," and elsewhere in "Management's Discussion and

Analysis of Financial Condition and Results of Operations," and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021, including under Item 1A. "Risk Factors," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $27.8 million at July 31, 2021, representing a $63.3 million decrease from its April 30, 2021 levels primarily due to $25.0 million of share repurchases and $29.1 million of debt pay down.  At July 31, 2021, total long-term debt (including current maturities) was $493.5 million, a decrease of $28.2 million from its balance at April 30, 2021.  The Company's ratio of long-term debt to total capital was 40.0% at July 31, 2021, compared with 40.4% at April 30, 2021, as adjusted.

The Company's main source of liquidity is its cash and cash equivalents on hand and cash generated from its operating activities. The Company can also borrow up to $500 million under the Revolving Facility. Approximately $243.0 million was available under this facility as of July 31, 2021.

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

As of July 31, 2021, $237.5 million was outstanding on the Term Loan Facility and $248 million was outstanding under the Revolving Facility. As of July 31, 2021, the applicable margin with respect to base rate loans and LIBOR loans was 0.25% and 1.25%, respectively, and the commitment fee was 0.125%.

See Note L — Loans Payable and Long-Term Debt for further information around our indebtedness and compliance with covenants.

Cash provided by operating activities in the first three months of fiscal 2022 was $6.6 million, compared with $40.0 million in the comparable period of fiscal 2021. The decrease in the Company's cash from operating activities was driven primarily by a decrease in net income and cash outflows from inventories, accounts payable, accrued compensation and related expenses, and other accrued expenses, offset by cash inflows from customer receivables.

The Company's investing activities primarily consist of investment in property, plant and equipment and promotional displays.  Net cash used for investing activities was $14.7 million in the first three months of fiscal 2022, compared with $7.8 million in the comparable period of fiscal 2021.

During the first three months of fiscal 2022, net cash used by financing activities was $55.1 million, compared with $1.2 million in the comparable period of the prior fiscal year.  The increase in cash used was primarily driven by the Company's payments of long-term debt of $29.1 million in the first three months of fiscal 2022 compared with $0.6 million in the prior year as well as $25.0 million of share repurchases during the first three months of fiscal 2022.

On May 25, 2021, the Company's Board of Directors (the "Board") authorized a stock repurchase program of up to $100 million of the Company's common shares. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the A&R Credit Agreement, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management expects to fund any share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. The Company repurchased a total of 299,781 common shares, for an aggregate purchase price of $25.0 million, during the first fiscal quarter of 2022.

Cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations and fund capital expenditures for the remainder of fiscal 2022.

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

Critical Accounting Policies

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no significant changes to the Company's critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The costs of the Company's products are subject to inflationary pressures and commodity price fluctuations.  The Company has generally been able, over time, to recover the effects of inflation and commodity price fluctuations through sales price increases.

The A&R Credit Agreement includes a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of July 31, 2021 would increase our annual interest expense by approximately $2.9 million. Note L — Loans Payable and Long-Term Debt for further discussion.

The Company enters into foreign exchange forward contracts principally to offset currency fluctuations in transactions denominated in certain foreign currencies, thereby limiting our exposure to risk that would otherwise result from changes in exchange rates. The periods of the foreign exchange forward contracts correspond to the periods of the transactions denominated in foreign currencies.

In May 2021, we entered into interest rate swaps to hedge approximately $200 million of our variable interest rate debt. See Note M — Derivative Financial Instruments for further discussion.

The Company does not currently use commodity or similar financial instruments to manage its commodity price risks.

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 31, 2021.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended July 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the Company's business.  The Company is not party to any material litigation that does not constitute ordinary, routine litigation incidental to its business.

Item 1A. Risk Factors

Risk factors that may affect the Company's business, results of operations and financial condition are described in Part I, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2021 and there have been no material changes from the risk factors disclosed.  Additional risks are discussed elsewhere in this report, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Forward-Looking Statements" and "Outlook."

Item 2. Unregistered Sale of Equity Security and Use of Proceeds

The following table details share repurchase made by the Company during the first quarter of fiscal 2022:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (000)
	(1)	Per Share	Programs	(1)
May 1 - 31, 2021	—	N/A	—	$100,000
June 1 - 30, 2021	299,781	$83.36	299,781	$75,000
July 1 - 31, 2021	—	N/A	—	$75,000
Quarter ended July 31, 2021	299,781	$83.36	299,781	$75,000

(1)
Under a stock repurchase authorization approved by its Board on May 25, 2021, the Company was authorized to purchase up to $100 million of the Company's common shares. Management funded these share repurchases using available cash and cash generated from operations. Repurchased shares became authorized but unissued common shares. At July 31, 2021, $75.0 million of funds remained from the amounts authorized by the Board to repurchase the Company's common shares. The Company purchased a total of 299,781 common shares, for an aggregate purchase price of $25.0 million, during the first quarter of fiscal 2022 under the authorization pursuant to a repurchase plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of American Woodmark Corporation held on August 26, 2021, the holders of 14,614,557 of the 16,608,781 shares of the Company's common stock outstanding voted on one or more matters either in person at the meeting or by duly executed and delivered proxies. The shareholders approved the three items outlined in the Company's Proxy Statement that was sent to shareholders and filed with the SEC in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

The following items were approved at the Company's Annual Meeting:

	Votes "FOR"	Votes "WITHHELD"	Broker "NON-VOTES"
1. Election of the Board of Directors:
Andrew B. Cogan	14,070,568	231,907	312,082
M. Scott Culbreth	14,115,682	186,793	312,082
James G. Davis, Jr.	14,014,962	287,513	312,082
Martha M. Hayes	13,982,597	319,878	312,082
Daniel T. Hendrix	14,021,918	280,557	312,082
Carol B. Moerdyk	14,008,029	294,446	312,082
David A. Rodriguez	14,187,657	114,818	312,082
Vance W. Tang	14,071,545	230,930	312,082
Emily C. Videtto	14,279,804	22,671	312,082

	Votes "FOR"	Votes "AGAINST"	Votes "ABSTAINED"	Broker "NON-VOTES"
2. Ratification of Selection of Independent Registered Public Accounting Firm	14,460,961	152,057	1,539	—
3. Advisory Vote to Approve Executive Compensation	14,002,327	94,987	205,161	312,082

Item 6. Exhibits

Exhibit Number	Description

3.1 (a)	Articles of Incorporation as amended effective August 12, 1987 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended January 31, 2003; Commission File No. 000-14798).

3.1 (b)	Articles of Amendment to the Articles of Incorporation effective September 10, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K as filed on August 31, 2004; Commission File No. 000-14798).

3.2	Bylaws – as amended effective February 22, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K as filed on February 23, 2021; Commission File No. 000-14798).

18.1	Letter from KPMG LLP dated August 31, 2021 (Filed Herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished Herewith).

101	Interactive Data File for the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2021 formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/ Paul Joachimczyk
Paul Joachimczyk
Vice President and Chief Financial Officer

Date: August 31, 2021
Signing on behalf of the registrant and
as principal financial and accounting officer