Form 10-Q
period 2021-10-31
AMERICAN WOODMARK CORP
filed 2021-11-23
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
or
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

As of November 22, 2021, 16,569,585 shares of the Registrant's Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	October 31, 2021	April 30, 2021
ASSETS
Current assets
Cash and cash equivalents	$8,007	$91,071
Customer receivables, net	149,191	146,866
Inventories	190,998	158,167
Income taxes receivable	5,109	—
Prepaid expenses and other	18,403	13,861
Total current assets	371,708	409,965
Property, plant and equipment, net	208,696	204,002
Operating lease right-of-use assets	118,283	123,118
Customer relationship intangibles, net	98,944	121,778
Goodwill	767,612	767,612
Promotional displays, net	14,313	14,554
Deferred income taxes	1,520	1,118
Other assets	14,663	12,252
TOTAL ASSETS	$1,595,739	$1,654,399
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$87,109	$91,622
Current maturities of long-term debt	2,160	8,322
Short-term lease liability - operating	21,538	19,994
Accrued compensation and related expenses	44,738	58,577
Accrued marketing expenses	20,268	20,019
Other accrued expenses	19,321	21,913
Total current liabilities	195,134	220,447
Long-term debt, less current maturities	501,434	513,450
Deferred income taxes	40,641	42,891
Long-term lease liability - operating	104,433	109,628
Other long-term liabilities	10,958	11,745
Shareholders' equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and
outstanding shares: at October 31, 2021: 16,569,585; at April 30, 2021: 16,801,101	360,902	362,524
Retained earnings	434,167	448,282
Accumulated other comprehensive loss	(51,930)	(54,568)
Total shareholders' equity	743,139	756,238
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,595,739	$1,654,399
See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2021	2020	2021	2020

Net sales	$453,163	$448,583	$895,744	$838,670
Cost of sales and distribution	401,469	357,911	790,607	668,431
Gross Profit	51,694	90,672	105,137	170,239

Selling and marketing expenses	21,568	21,608	44,555	41,506
General and administrative expenses	24,596	30,229	48,283	60,212
Restructuring charges, net	(3)	2,791	310	6,251
Operating Income	5,533	36,044	11,989	62,270

Interest expense, net	2,360	5,981	4,533	12,011
Other (income) expense, net	863	(981)	936	(2,669)
Income Before Income Taxes	2,310	31,044	6,520	52,928

Income tax expense	280	7,922	1,509	13,747

Net Income	$2,030	$23,122	$5,011	$39,181

Weighted Average Shares Outstanding
Basic	16,567,391	16,992,297	16,614,112	16,964,565
Diluted	16,605,911	17,047,296	16,662,791	17,036,652

Net earnings per share
Basic	$0.12	$1.36	$0.30	$2.31
Diluted	$0.12	$1.36	$0.30	$2.30

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2021	2020	2021	2020

Net income	$2,030	$23,122	$5,011	$39,181

Other comprehensive income, net of tax:
Change in pension benefits, net of deferred taxes of $125 and $111, and $251 and $224 for the three and six months ended October 31, 2021 and 2020, respectively	373	329	746	656
Change in cash flow hedges (swap), net of deferred taxes of $641 for the three and six months ended October 31, 2021, respectively	2,465	—	1,892	—

Total Comprehensive Income	$4,868	$23,451	$7,649	$39,837

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	LOSS	EQUITY
Balance, April 30, 2020	16,926,537	$359,430	$403,193	$(51,173)	$711,450

Net income	—	—	16,059	—	16,059
Other comprehensive income,
net of tax	—	—	—	327	327
Stock-based compensation	—	961	—	—	961
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	16,212	(534)	—	—	(534)
Employee benefit plan
contributions	45,591	3,743	—	—	3,743
Balance, July 31, 2020	16,988,340	$363,600	$419,252	$(50,846)	$732,006

Net income	—	—	23,122	—	23,122
Other comprehensive income,
net of tax	—	—	—	329	329
Stock-based compensation	—	1,266	—	—	1,266
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	4,920	(177)	—	—	(177)
Balance, October 31, 2020	16,993,260	$364,689	$442,374	$(50,517)	$756,546

Balance, April 30, 2021	16,801,101	$362,524	$448,282	$(54,568)	$756,238

Net income	—	—	2,981	—	2,981
Other comprehensive income,
net of tax	—	—	—	(200)	(200)
Stock-based compensation	—	1,177	—	—	1,177
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	20,243	(1,033)	—	—	(1,033)
Stock repurchases	(299,781)	(5,874)	(19,126)	—	(25,000)
Employee benefit plan
contributions	39,491	2,938	—	—	2,938
Balance, July 31, 2021	16,561,054	$359,732	$432,137	$(54,768)	$737,101

Net income	—	—	2,030	—	2,030
Other comprehensive income,
net of tax	—	—	—	2,838	2,838

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	LOSS	EQUITY
Stock-based compensation	—	1,216	—	—	1,216
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	8,531	(46)	—	—	(46)
Balance, October 31, 2021	16,569,585	$360,902	$434,167	$(51,930)	$743,139

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	October 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$5,011	$39,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,780	51,779
Net loss on disposal of property, plant and equipment	151	332
Reduction in the carrying amount of operating lease right-of-use assets	13,983	13,366
Amortization of debt issuance costs	434	1,263
Unrealized (gain) loss on foreign exchange forward contracts	170	(1,821)
Stock-based compensation expense	2,393	2,227
Deferred income taxes	(3,994)	(6,777)
Pension contributions and related (income) expense	609	(1,004)
Contributions of employer stock to employee benefit plan	2,938	3,743
Other non-cash items	169	2,299
Changes in operating assets and liabilities:
Customer receivables	(2,829)	(45,071)
Income taxes receivable	(5,750)	2,003
Inventories	(33,198)	(17,395)
Prepaid expenses and other assets	(6,206)	(4,825)
Accounts payable	(5,214)	21,575
Accrued compensation and related expenses	(13,838)	7,206
Operating lease liabilities	(12,798)	(12,144)
Marketing and other accrued expenses	(987)	20,631
Net cash (used) provided by operating activities	(10,176)	76,568

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(22,109)	(14,142)
Proceeds from sales of property, plant and equipment	5	194
Investment in promotional displays	(4,994)	(4,982)
Net cash used by investing activities	(27,098)	(18,930)

FINANCING ACTIVITIES
Payments of long-term debt	(39,705)	(41,255)
Proceeds from long-term debt	20,000	—
Repurchase of common stock	(25,000)	—
Withholding of employee taxes related to stock-based compensation	(1,079)	(710)
Debt issuance cost	(6)	(172)
Net cash used by financing activities	(45,790)	(42,137)

Net (decrease) increase in cash and cash equivalents	(83,064)	15,501

	Six Months Ended
	October 31,
	2021	2020
Cash and cash equivalents, beginning of period	91,071	97,059

Cash and cash equivalents, end of period	$8,007	$112,560

Supplemental cash flow information:
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable at period end	$701	$484

Cash paid during the period for:
Interest	$4,324	$10,848
Income taxes	$11,405	$18,119

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month period ended October 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2022 ("fiscal 2022").  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2021 ("fiscal 2021") filed with the U.S. Securities and Exchange Commission ("SEC").

COVID-19: COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of the long-term effects continue to be unknown. We were negatively impacted by the COVID-19 pandemic as demand for our products significantly decreased during the fourth quarter of fiscal year ended April 30, 2020 ("fiscal 2020") and first quarter of fiscal 2021, "stay at home" orders and other work disruptions created disruptions to our business operations. Our supply chain has been negatively impacted throughout the pandemic. COVID-19 continues to impact our overall business, including hiring and retaining employees and through challenges caused by material availability and transportation delays, as well as increased pricing related to the aforementioned items.

Inventories:  Effective May 1, 2021, the Company changed its accounting method for inventory valuation for inventories which previously utilized a last-in, first-out ("LIFO") basis to a first-in, first-out ("FIFO") basis. All prior periods presented in the condensed consolidated financial statements have been retrospectively adjusted to apply the effects of the change in accounting method. The change in accounting method increased operating income, net income, and earnings per share for the quarter ended October 31, 2021 by $3.0 million, $2.2 million, and $0.13, respectively.

Goodwill and Intangible Assets: Goodwill represents the excess of purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In accordance with accounting standards, when evaluating goodwill, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. There were no impairment charges related to goodwill for the three- and six-month periods ended October 31, 2021 and 2020.

Intangible assets consist of customer relationship intangibles. The Company amortizes the cost of intangible assets over their estimated useful lives, six years, unless such lives are deemed indefinite. There were no impairment charges related to intangible assets for the three- and six-month periods ended October 31, 2021 and 2020.

Derivative Financial Instruments: The Company uses derivatives as part of the normal business operations to manage its exposure to fluctuations in interest rates associated with variable interest rate debt and foreign exchange rates. The Company has established policies and procedures that govern the risk management of these exposures. The primary objective in managing these exposures is to add stability to interest expense, manage the Company's exposure to interest rate movements, and manage the risk from adverse fluctuations in foreign exchange rates.

The Company uses interest rate swap contracts to manage interest rate exposures. The Company records derivatives in the condensed consolidated balance sheets at fair value. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive loss, and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings.

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

Note B--New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. ASU 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022 and can be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company has identified loans and other financial instruments that are directly or indirectly influenced by LIBOR and does not expect the adoption of ASU 2020-04 to have a material impact on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which simplifies the accounting for income taxes by removing certain exceptions for recognizing investments, performing intraperiod tax allocations and calculating income taxes in interim periods. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 was effective for the Company beginning May 1, 2021. The Company has reviewed the provisions of the pronouncement and the adoption of this guidance did not have an impact on the Company's consolidated financial statements.

Note C--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator used in basic and diluted net earnings
per common share:
Net income	$2,030	$23,122	$5,011	$39,181
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	16,567	16,992	16,614	16,965
Effect of dilutive securities:
Stock options and restricted stock units	39	55	49	72
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	16,606	17,047	16,663	17,037
Net earnings per share
Basic	$0.12	$1.36	$0.30	$2.31
Diluted	$0.12	$1.36	$0.30	$2.30

There were no potentially dilutive securities for the three- and six-month periods ended October 31, 2021 and 2020, which were excluded from the calculation of net earnings per diluted share.

Note D--Stock-Based Compensation

The Company has various stock-based compensation plans. During the three-months ended October 31, 2021, the Board of Directors of the Company approved grants of 10,320 service-based restricted stock units ("RSUs") to non-employee directors. These service-based RSUs (i) vest daily through the end of the two-year vesting period as long as the recipient continuously remains a member of the Board and (ii) entitle the recipient to receive one share of the Company's common stock per unit vested. During the six-months ended October 31, 2021, the Board of Directors of the Company also approved grants of service-based RSUs and performance-based RSUs to key employees. The performance-based RSUs totaled 57,476 units and the service-based RSUs totaled 30,984 units. The performance-based RSUs entitle the recipients to receive one share of the Company's common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest. The service-based RSUs entitle the recipients to receive one share of the Company's common stock per unit granted if they remain continuously employed with the Company until the units vest. All of the Company's RSUs granted to employees cliff-vest three years from the grant date.

For the three- and six-month periods ended October 31, 2021 and 2020, stock-based compensation expense was allocated as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2021	2020	2021	2020
Cost of sales and distribution	$326	$409	$675	$708
Selling and marketing expenses	343	354	662	333
General and administrative expenses	547	503	1,056	1,186
Stock-based compensation expense	$1,216	$1,266	$2,393	$2,227

During the six months ended October 31, 2021, the Company also approved grants of 5,794 cash-settled performance-based restricted stock tracking units ("RSTUs") and 3,096 cash-settled service-based RSTUs for more junior level employees. Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of one share of the Company's common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest. The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of one share of the Company's common stock as of the payment date if they remain continuously employed with the Company until the units vest. All of the RSTUs cliff-vest three years from the grant date. Since the RSTUs will be settled in cash, the grant date fair value of these awards is recorded as a liability until the date of payment.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value. The Company recognized expense of $0.1 million and $0.2 million for the three-month periods ended October 31, 2021 and 2020, respectively, and $0.0 million and $0.4 million for the six-month periods ended October 31, 2021 and 2020, respectively. A liability for payment of the RSTUs is included in other long-term liabilities on the condensed consolidated balance sheets in the amount of $0.7 million and $1.0 million as of October 31, 2021 and April 30, 2021, respectively.

Note E--Customer Receivables

The components of customer receivables were:

	October 31,	April 30,
(in thousands)	2021	2021
Gross customer receivables	$159,766	$156,187
Less:
Allowance for doubtful accounts	(229)	(331)
Allowance for returns and discounts	(10,346)	(8,990)

Net customer receivables	$149,191	$146,866

Note F--Inventories

The components of inventories were:

	October 31,	April 30,
(in thousands)	2021	2021
Raw materials	$89,596	$63,384
Work-in-process	55,451	51,176
Finished goods	45,951	43,607

Total inventories	$190,998	$158,167

Effective May 1, 2021, the Company changed its accounting principle for inventory valuation for inventories which previously utilized a LIFO basis to a FIFO basis.

Note G--Property, Plant and Equipment

The components of property, plant and equipment were:

	October 31,	April 30,
(in thousands)	2021	2021
Land	$4,431	$4,431
Buildings and improvements	117,566	116,103
Buildings and improvements - finance leases	11,636	11,636
Machinery and equipment	326,474	315,371
Machinery and equipment - finance leases	31,232	31,386
Construction in progress	32,096	22,669
	523,435	501,596
Less accumulated amortization and depreciation	(314,739)	(297,594)

Total	$208,696	$204,002

Amortization and depreciation expense on property, plant and equipment amounted to $9.4 million and $10.6 million for the three months ended October 31, 2021 and 2020, respectively, and $19.1 million and $22.2 million for the six months ended October 31, 2021 and 2020, respectively. The three and six months ended October 31, 2020 includes accelerated depreciation expense of $0.2 million and $1.3 million, respectively, related to the closure of the plant located in Humboldt, Tennessee. Accumulated amortization on finance leases included in the above table amounted to $32.9 million and $33.0 million as of October 31, 2021 and April 30, 2021, respectively.

Note H--Intangibles

The customer relationship intangibles were:

	October 31,	April 30,
(in thousands)	2021	2021
Customer relationship intangibles	$274,000	$274,000
Less accumulated amortization	(175,056)	(152,222)

Total	$98,944	$121,778

Customer relationship intangibles are amortized over the estimated useful lives on a straight-line basis over six years. Amortization expense for the three month periods ended October 31, 2021 and 2020 was $11.4 million and $12.3 million respectively, and $22.8 million and $24.5 million, respectively, for each of the six month periods ended October 31, 2021 and 2020.

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

The following is a reconciliation of the Company's warranty liability, which is included in other accrued expenses on the unaudited condensed consolidated balance sheets:

	Six Months Ended
	October 31,
(in thousands)	2021	2020
Beginning balance at May 1	$5,249	$3,753
Accrual	9,892	9,560
Settlements	(9,198)	(8,948)

Ending balance at October 31	$5,943	$4,365

Note J--Pension Benefits

Prior to April 30, 2020, the Company had two defined benefit pension plans covering many of the Company's employees hired prior to April 30, 2012. Effective April 30, 2012, the Company froze all future benefit accruals under the Company's defined-benefit pension plans. Effective April 30, 2020, these plans were merged into one plan.

On November 16, 2020, the Company filed an application with the Internal Revenue Service to terminate the American Woodmark Corporation Employee Pension Plan (the "Plan") with an effective date of December 31, 2020 (the "Plan Termination Date"), in a standard termination and the Company expects to incur approximately $1.6 million to terminate the Plan, of which $0.4 million and $0.6 million was incurred in the three and six months ended October 31, 2021, and $0.4 million was incurred in all of fiscal 2021. In connection with the Plan termination and in addition to the Plan termination costs, the Company may be required to make an additional funding contribution to the Plan in order to ensure the Plan is fully funded on a termination basis as of the Benefit Distribution Date, with the amount of such contribution still to be determined. The Benefit Distribution Date will be determined once the Company receives approval from certain regulatory agencies. The additional funding contribution is expected to be funded from cash on hand and cash available under our credit agreement, and the amount will vary depending on the lump sum distribution take rate and the interest rate on the Benefit Distribution Date. The expected Benefit Distribution Date is December 1, 2021.

Net periodic pension benefit cost consisted of the following for the three- and six-month periods ended October 31, 2021 and 2020:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2021	2020	2021	2020
Interest cost	$1,349	$1,166	$2,698	$2,331
Expected return on plan assets	(1,543)	(2,108)	(3,086)	(4,215)
Recognized net actuarial loss	498	440	997	880

Net periodic pension benefit	$304	$(502)	$609	$(1,004)

The Company did not contribute to the Plan in the first six months of fiscal 2022. Expected funding for the remainder of fiscal 2022 will be determined on the Benefit Distribution Date . The Company made no contributions to the Plan in fiscal 2021.

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

The Company's financial instruments include cash and equivalents, marketable securities, and other investments; accounts receivable and accounts payable; interest rate swap and foreign exchange forward contracts; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt on the condensed consolidated balance sheets approximate their fair value due to the short maturities of these items. The interest rate swap and foreign exchange forward contracts were marked to market and therefore represent fair value. The fair values of these contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The following table summarizes the fair value of assets and liabilities that are recorded in the Company's consolidated financial statements as of October 31, 2021 and April 30, 2021 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of October 31, 2021
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$510	$—	$—
Interest rate swap contracts	—	2,533	—
Total assets at fair value	$510	$2,533	$—

LIABILITIES:
Foreign exchange forward contracts	$—	$170	$—

	As of April 30, 2021
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$642	$—	$—

There were no transfers between Level 1, Level 2, or Level 3 for assets measured at fair value on a recurring basis.

Note L--Loans Payable and Long-Term Debt

On December 29, 2017, the Company entered into a credit agreement (the "Prior Credit Agreement") with a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent. The Prior Credit Agreement provided for a $100 million revolving loan facility with a $25 million sub-facility for the issuance of letters of credit, a $250 million initial term loan facility, and a $250 million delayed draw term loan facility. The Company borrowed the entire $250 million available under the initial term loan facility, the entire $250 million under the delayed draw term loan facility, and approximately $50 million under the revolving loan facility in connection with its acquisition of RSI Home Products, Inc. ("RSI") in December 2017 and

subsequent refinancing of RSI's debt. The facilities under the Prior Credit Agreement were scheduled to mature on December 29, 2022.

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

As of October 31, 2021 and April 30, 2021, $237.5 million and $250.0 million, respectively, was outstanding on the Term Loan Facility. As of October 31, 2021 and April 30, 2021, $258.0 million and $264.0 million, respectively, was outstanding under the Revolving Facility. Outstanding letters of credit under the Revolving Facility were $9.0 million, leaving approximately $233.0 million in available capacity under the Revolving Facility as of October 31, 2021. Outstanding letters of credit under the Revolving Facility were $8.3 million as of April 30, 2021, leaving approximately $227.7 million in available capacity under the Revolving Facility as of April 30, 2021. The outstanding balances noted above approximate fair value as the facilities have a floating interest rate.

Amounts outstanding under the Term Loan Facility and the Revolving Facility bear interest based on a fluctuating rate measured by reference to either, at the Company's option, a base rate plus an applicable margin or LIBOR plus an applicable margin, with the applicable margin being determined by reference to the Company's then-current "Secured Net Leverage Ratio." The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company's then-current "Secured Net Leverage Ratio." In addition, a letter of credit fee accrues on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on LIBOR loans, payable quarterly in arrears. As of October 31, 2021, the applicable margin with respect to base rate loans and LIBOR loans was 0.50% and 1.50%, respectively, and the commitment fee was 0.15%. The A&R Credit Agreement includes provisions providing for the transition from LIBOR to a replacement benchmark upon the occurrence of certain events. The Company does not currently expect any such transition to materially impact its financing costs.

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

As of October 31, 2021, the Company was in compliance with all covenants included in the A&R Credit Agreement.

The Company's obligations under the A&R Credit Agreement are guaranteed by the Company's domestic subsidiaries, and the obligations of the Company and its domestic subsidiaries under the A&R Credit Agreement and their guarantees, respectively, are secured by a pledge of substantially all of their respective personal property.

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

The interest rate swaps are designated as cash flow hedges. Changes in fair value are recorded to other comprehensive income. The risk management objective in using interest rate swaps is to add stability to interest expense and to manage the Company's exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the contract agreements without exchange of the underlying notional amount. Realized gains or losses from interest rate swaps are recorded in earnings, as a component of interest expense, net to offset variability in interest expense associated with the underlying debt's cash flows.

For the three- and six-month periods ended October 31, 2021, unrealized gains, net of deferred taxes, of $2.5 million and $1.9 million, respectively, were recorded in other comprehensive income, and $0.3 million and $0.4 million, respectively, of realized losses were reclassified out of accumulated other comprehensive loss to interest expense due to payments made to the swap counterparties. As of October 31, 2021, the Company anticipates reclassifying approximately $0.7 million of net hedging losses from accumulated other comprehensive loss into earnings during the next 12 months to offset the variability of the hedged items during this period. Since the Company did not have outstanding interest rate swaps in the prior year period, there were no gains or losses recorded for the six months ended October 31, 2020.

Foreign Exchange Forward Contracts

At October 31, 2021, the Company held forward contracts maturing from November 2021 to April 2022 to purchase 359.1 million Mexican pesos at exchange rates ranging from 20.53 to 20.91 Mexican pesos to one U.S. dollar. A liability of $0.2 million is recorded in other accrued expenses on the condensed consolidated balance sheet.

Note N--Income Taxes

The effective income tax rate for the three- and six-month period ended October 31, 2021 was 12.1% and 23.1%, respectivley, compared with 25.5% and 26.0% in the comparable period in the prior fiscal year. The effective rates for the three-and six-month periods ended October 31, 2021 were lower than the comparable period in the prior fiscal year due to the impact of discrete items on lower pretax income.

Note O--Revenue Recognition

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing, and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the three and six months ended October 31, 2021 and 2020:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2021	2020	2021	2020
Home center retailers	$215,342	$223,118	$424,666	$397,113
Builders	183,200	171,042	361,438	335,390
Independent dealers and distributors	54,621	54,423	109,640	106,167
Net Sales	$453,163	$448,583	$895,744	$838,670

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

As of October 31, 2021, the Company's two largest customers, Customers A and B, represented 33.1% and 18.4% of the Company's gross customer receivables, respectively. As of October 31, 2020, Customers A and B represented 31.5% and 25.5% of the Company's gross customer receivables, respectively.

The following table summarizes the percentage of net sales attributable to the Company's two largest customers for the three and six months ended October 31, 2021 and 2020:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2021	2020	2021	2020
Customer A	31.7%	30.5%	31.8%	29.2%
Customer B	15.8%	19.2%	15.6%	18.1%

Note Q--Leases

Operating Leases - Right-of-Use ("ROU") assets related to operating leases are presented as operating lease right-of-use assets on the unaudited condensed consolidated balance sheets. Lease liabilities related to operating leases with remaining lease terms less than twelve months are presented in short-term lease liability - operating and operating leases with remaining lease terms greater than twelve months are presented in long-term lease liability - operating on the unaudited condensed consolidated balance sheets.

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

Finance Leases - ROU assets related to finance leases are presented in property, plant and equipment, net on the unaudited condensed consolidated balance sheet. Lease liabilities related to finance leases are presented in current maturities of long-term debt and long-term debt, less current maturities on the unaudited condensed consolidated balance sheets.

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

The components of lease costs were as follows:

	Six Months Ended
	October 31,
(in thousands)	2021	2020
Finance lease cost:
Reduction in the carrying value of right-of-use assets	$623	$222
Interest on lease liabilities	$52	$30
Operating lease cost	$13,983	$13,366

Additional information related to leases was as follows:

	Six Months Ended
	October 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$52	$30
Operating cash flows for operating leases	$12,798	$12,164
Financing cash flows for financing leases	$607	$210
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,100	$941
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,147	$6,788

Weighted average remaining lease term (years)
Weighted average remaining lease term - finance leases	2.63	3.18
Weighted average remaining lease term - operating leases	6.16	7.08

Weighted average discount rate
Weighted average discount rate - finance leases	2.86%	3.02%
Weighted average discount rate - operating leases	3.15%	3.31%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on the unaudited condensed consolidated balance sheet as of October 31, 2021:

(in thousands)	Operating leases	Financing leases
Year ending April 30,
2022	$12,227	$1,195
2023	24,735	2,112
2024	22,779	1,732
2025	19,208	442
2026	18,848	109
Thereafter	41,168	—
Total lease payments	138,965	5,590
Less imputed interest	(12,994)	(203)
Total lease liability	125,971	5,387
Current maturities	(21,538)	(2,160)
Lease liability - long-term	$104,433	$3,227
Lease assets	$118,283	$9,999

Note R--Restructuring

In the fourth quarter of fiscal 2020 and first quarter of fiscal 2021, the Company implemented nationwide reductions in force, which were substantially completed in the fourth quarter of fiscal 2020 and first quarter of fiscal 2021, respectively. During the second quarter and first half of fiscal 2021, the Company recognized pre-tax restructuring charges, net of $(0.1) million and $1.6 million related to these reductions in force, which were primarily severance and separation costs.

During June 2020, the Company's Board of Directors approved the closure and eventual disposal of its manufacturing plant located in Humboldt, Tennessee. Operations ceased at the Humboldt plant in July 2020. During the third quarter of fiscal 2021, the Company sold the Humboldt plant and recognized a gain of $2.3 million on the sale. During the second quarter and first half of fiscal 2022 and 2021, the Company recognized pre-tax restructuring charges, net of $0.0 million and $2.9 million for the three months ended October 31, 2021 and 2020, respectively, and $0.3 million and $4.7 million for the six months ended October 31, 2021 and 2020, respectively, related to the closure of the plant.

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims that were deemed to be either probable or reasonably possible was not material as of October 31, 2021.

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
•the impact of COVID-19 on our business, the global and U.S. economy, and our employees, customers, suppliers, and logistics system;
•an inability to obtain raw materials in a timely manner or fluctuations in raw material, transportation, and energy costs, including due to inflation;
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
•risks related to sourcing and selling products internationally and doing business globally, including the imposition of tariffs or duties on those products, and increased transportation costs and delays;
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

Overview

American Woodmark Corporation manufactures and distributes kitchen, bath, and home organization products for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors. As of October 31, 2021, the Company operated 17 manufacturing facilities in the United States and Mexico and eight primary service centers and one distribution center located throughout the United States.

The three-month period ended October 31, 2021 was the Company's second quarter of its fiscal year that ends on April 30, 2022 ("fiscal 2022").

COVID-19

The COVID-19 pandemic impacted our business operations and financial results beginning in the fourth quarter of fiscal 2020 and continued to impact us throughout fiscal 2021 and now in fiscal 2022. All of our manufacturing facilities qualified as essential operations (or the equivalent) under applicable federal and state orders and were able to continue operating. We were initially negatively impacted by the COVID-19 pandemic as demand for our products significantly decreased during the fourth quarter of fiscal 2020 and first quarter of fiscal 2021, as "stay at home" orders and other work disruptions created disruptions to our business operations. Our supply chain has been negatively impacted throughout the pandemic. COVID-19 continues to impact our overall business, including hiring and retaining employees and through challenges caused by material availability and transportation delays, as well as increased pricing related to the aforementioned items. Refer to Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021 for a disclosure of risk factors related to COVID-19.

Financial Overview

The Company's remodeling-based business was impacted by the following trends during the second quarter of fiscal 2022:

•The median price per existing home sold rose during the third calendar quarter of 2021 compared to the same period one year ago by 15.4% according to data provided by the National Association of Realtors, and existing home sales decreased 0.8% during the third calendar quarter of 2021 compared to the same period in the prior year;
•The unemployment rate decreased to 4.6% as of October 2021 compared to 6.9% as of October 2020 according to data provided by the U.S. Department of Labor; additionally, the unemployment rate decreased from 6.1% in April 2021;
•Mortgage interest rates increased with a thirty-year fixed mortgage rate of approximately 3.14% in October 2021, an increase of approximately 33 basis points compared to the same period in the prior year, according to Freddie Mac; and
•Consumer sentiment as tracked by Thomson Reuters/University of Michigan decreased from 81.8 in October 2020 to 71.7 in October 2021.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, housing affordability and sales reported by the Kitchen Cabinet Manufacturers Association ("KCMA"), a trade organization that issues the aggregate sales that have been reported by its members including the largest cabinet manufacturers in the United States.  Based on the totality of factors listed above, the Company believes that the cabinet remodeling market increased mid-single digits during the second quarter of fiscal 2022.

The Company's total net sales increased 1% during the second quarter and 6.8% during the first half of fiscal 2022 compared to the same prior-year period.

The Company's remodeling sales, which consist of our independent dealer and distributor channel sales and home center retail sales, decreased 2.7% during the second quarter and increased 6.2% during the first half of fiscal 2022 compared to the same prior-year period. Our independent dealer and distributor channel increased by 0.4% during the second quarter and 3.3% during the first half of fiscal 2022 compared to the comparable prior-year period.  Our home center channel decreased by 3.5% during the second quarter and increased 6.9% during the first half of fiscal 2022 compared to the comparable prior-year period.

New construction sales increased 7.1% in the second quarter and 7.8% during the first half of fiscal 2022, compared to the same period of fiscal 2021. The Company believes that fluctuations in single-family housing starts are the best indicator of new construction cabinet activity.  Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts increased 14.8% during the second quarter over the comparable prior year period, according to the U.S. Department of Commerce.  In comparison, housing completions increased 3.4% during the second quarter of fiscal 2022 over the comparable prior year period, according to U.S. Department of Commerce. The Company believes we are continuing to see a temporary shift to extend the lag from 90 days to 120 days or longer.

The Company earned net income of $2.0 million for the second quarter of fiscal 2022, compared with $23.1 million in the second quarter of its prior fiscal year, and earned net income of $5.0 million for the first six months of fiscal 2022, compared with $39.2 million in the same period of the prior year.

Results of Operations

	Three Months Ended			Six Months Ended
	October 31,			October 31,
(in thousands)	2021	2020	Percent Change	2021	2020	Percent Change

Net sales	$453,163	$448,583	1.0%	$895,744	$838,670	6.8%
Gross profit	$51,694	$90,672	(43.0)%	$105,137	$170,239	(38.2)%
Selling and marketing expenses	$21,568	$21,608	(0.2)%	$44,555	$41,506	7.3%
General and administrative expenses	$24,596	$30,229	(18.6)%	$48,283	$60,212	(19.8)%

Net Sales. Net sales were $453.2 million for the second quarter of fiscal 2022, an increase of 1.0% compared with the second quarter of fiscal 2021. For the first half of fiscal 2022, net sales were $895.7 million, reflecting a 6.8% increase compared to the same period of fiscal 2021. The Company experienced growth in the new construction channel during the second quarter offset by declines in the remodel channel. The first half of fiscal 2022 experienced growth across all channels.

Gross Profit.  Gross profit margin for the second quarter of fiscal 2022 was 11.4% compared with 20.2% for the same period of fiscal 2021.  Gross profit margin for the first half of fiscal 2022 was 11.7%, compared with 20.3% for the same period of fiscal 2021. Gross profit margin in the second quarter and first half of the current fiscal year was negatively impacted by higher material and logistics costs, and increases related to healthcare expenses. These increased costs were partially offset by an increase in sales in the first quarter and first half of fiscal 2022.

Selling and Marketing Expenses.  Selling and marketing expenses were 4.8% of net sales in both the second quarter of fiscal 2022 and the same period in fiscal 2021. Selling and marketing expenses were 5.0% of net sales in the first half of fiscal 2022, compared with 4.9% of net sales for the same period in fiscal 2021.

General and Administrative Expenses.  General and administrative expenses were 5.4% of net sales in the second quarter of fiscal 2022, compared with 6.7% of net sales in the second quarter of fiscal 2021. General and administrative expenses were 5.4% of net sales in the first half of fiscal 2022, compared with 7.2% of net sales in the same period of fiscal 2021.The decrease in general and administrative expenses as a percentage of net sales during the second quarter and first half of fiscal 2022 was driven by the leverage from higher sales, lower employee incentive costs, and lack of severance costs that occurred in the first quarter of fiscal 2021.

Effective Income Tax Rates.  The effective income tax rate for the three- and six-month period ended October 31, 2021 was 12.1% and 23.1%, respectivley, compared with 25.5% and 26.0% in the comparable period in the prior fiscal year. The effective rates for the three-and six-month periods ended October 31, 2021 were lower than the comparable period in the prior fiscal year due to the impact of discrete items on lower pretax income.

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

Adjusted EPS per diluted share

We use Adjusted EPS per diluted share in evaluating the performance of our business and profitability. Management believes that this measure provides useful information to investors by offering additional ways of viewing the Company's results by providing an indication of performance and profitability excluding the impact of unusual and/or non-cash items. We define Adjusted EPS per diluted share as diluted earnings per share excluding the per share impact of (1) expenses related to the RSI acquisition and subsequent restructuring charges, (2) non-recurring restructuring charges, (3) the amortization of customer relationship intangibles and trademarks, (4) net loss on debt forgiveness and modification, and (5) the tax benefit of RSI acquisition expenses and subsequent restructuring charges, the net gain on debt forgiveness and modification and the amortization of customer relationship intangibles and trademarks. The amortization of intangible assets is driven by the RSI acquisition and will recur in future periods. Management has determined that excluding amortization of intangible assets from our definition of Adjusted EPS per diluted share will better help it evaluate the performance of our business and profitability and we have also received similar feedback from some of our investors regarding the same.

Reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin
	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2021	2020	2021	2020

Net income (GAAP)	$2,030	$23,122	$5,011	$39,181
Add back:
Income tax expense	280	7,922	1,509	13,747
Interest expense, net	2,360	5,981	4,533	12,011
Depreciation and amortization expense	12,921	13,019	25,946	25,978
Amortization of customer relationship intangibles and
trademarks	11,417	12,250	22,834	24,500
EBITDA (Non-GAAP)	$29,008	$62,294	59,833	115,417
Add back:
Acquisition and restructuring related expenses (1)	20	61	40	121
Non-recurring restructuring charges (2)	(3)	2,791	310	6,251
Change in fair value of foreign exchange forward contracts (3)	520	(566)	170	(1,821)
Stock-based compensation expense	1,216	1,266	2,393	2,227
Loss on asset disposal	36	286	151	332
Adjusted EBITDA (Non-GAAP)	$30,797	$66,132	62,897	122,527

Net Sales	$453,163	$448,583	$895,744	$838,670
Net income margin (GAAP)	0.4%	5.2%	0.6%	4.7%
Adjusted EBITDA margin (Non-GAAP)	6.8%	14.7%	7.0%	14.6%
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

Adjusted EBITDA. Adjusted EBITDA for the second quarter of fiscal 2022 was $30.8 million or 6.8% of net sales compared to $66.1 million or 14.7% of net sales for the same quarter of the prior fiscal year. Adjusted EBITDA for the first half of fiscal 2022 was $62.9 million or 7.0% of net sales compared to $122.5 million or 14.6% of net sales for the same period of the prior fiscal year. The decrease in Adjusted EBITDA for the second quarter and first half of fiscal 2022 is primarily due to decreased net income due to higher material and logistics costs, as well as increased healthcare expenses.

Reconciliation of Net Income to Adjusted Net Income
	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands, except share data)	2021	2020	2021	2020

Net income (GAAP)	$2,030	$23,122	$5,011	$39,181
Add back:
Acquisition and restructuring related expenses	20	$61	40	121
Non-recurring restructuring charges	(3)	$—	310	6,251
Amortization of customer relationship intangibles and trademarks	11,417	$12,250	22,834	24,500
Tax benefit of add backs	(3,100)	$(3,850)	(6,167)	(7,903)
Adjusted net income (Non-GAAP)	$10,364	$34,374	$22,028	$62,150

Weighted average diluted shares	16,605,911	17,047,296	16,662,791	17,036,652
EPS per diluted share (GAAP)	$0.12	$1.36	$0.30	$2.30
Adjusted EPS per diluted share (Non-GAAP)	$0.62	$2.02	$1.32	$3.65

Outlook.  The impact on our financial results from the COVID-19 pandemic as well as material and logistical constraints in addition to the availability, retention, and cost of labor continue to be uncertain. The Company's net sales were up 6.8% during the first half of fiscal 2022 and we expect full year fiscal 2022 sales to be high single digit growth over the prior year. Margins will continue to be below historical norms for the next two quarters due to continued inflationary, logistic and labor challenges; however, our expectation is that margins will improve sequentially throughout the remainder of the year as pricing actions are fully realized. The inflationary costs incurred through the first quarter of fiscal 2022 will be mostly offset with our second round of price increases across all of our sales channels which were completed during the second quarter of fiscal 2022. Given the lag on pricing realization, it takes, on average, three to six months to realize price increases to fully offset the cost impact of the inflationary pressures. The negative trend on margins could continue as we still do not know the full impact of the pandemic and are partially dependent on macro-economic factors to stabilize. The Company had $8.0 million of cash on hand as of October 31, 2021 and access to $233.0 million of additional availability under our revolver. In the remainder of fiscal 2022, the Company plans to maintain our cash position near historical norms and may consider additional debt repayments and share repurchases. We plan to continue our investment back into the business by maintaining our prior outlook on our capital investment rate of approximately 3.5% of net sales for the full fiscal year.

The Company continues to track several metrics, including but not limited to housing starts, existing home sales, mortgage interest rates, new jobs growth, GDP growth and consumer confidence, which it believes are leading indicators of overall demand for kitchen and bath cabinetry. The Company believes that housing starts will continue to show positive growth, driven by low mortgage rates, and growth in new household formations, although the unknown long-term impacts from COVID-19, regulatory changes, and a decrease in consumer sentiment are cause for concern.

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

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $8.0 million at October 31, 2021, representing a $83.1 million decrease from its April 30, 2021 levels primarily due to $10.2 million use of cash from operations in the first six months of fiscal 2022 compared with a generation of $76.6 million of cash in the same period of the prior year, $25.0 million of share repurchases, $22.1 million in payments to acquire property, plant, and equipment, and $19.7 million of net debt pay down.  At October 31, 2021, total long-term debt (including current maturities) was $503.6 million, a decrease of $18.2 million from its balance at April 30, 2021.  The Company's ratio of long-term debt to total capital was 40.3% at October 31, 2021, compared with 40.4% at April 30, 2021.

The Company's main source of liquidity is its cash and cash equivalents on hand and generally cash generated from its operating activities. The Company can also borrow up to $500 million under the Revolving Facility. Approximately $233.0 million was available under this facility as of October 31, 2021.

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

The A&R Credit Agreement includes certain additional covenants, including negative covenants that restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create additional liens on its assets, make certain investments, dispose of its assets or engage in a merger or other similar transaction or engage in transactions with affiliates, subject, in each case, to the various exceptions and conditions described in the A&R Credit Agreement. The negative covenants further restrict the ability of the Company and certain of its subsidiaries to make certain restricted payments, including, in the case of the Company, the payment of dividends and the repurchase of common stock, in certain limited circumstances. We were in compliance with all the covenants under the A&R Credit Agreement as of October 31, 2021.

As of October 31, 2021, $237.5 million was outstanding on the Term Loan Facility and $258 million was outstanding under the Revolving Facility. As of October 31, 2021, the applicable margin with respect to base rate loans and LIBOR loans was 0.50% and 1.50%, respectively, and the commitment fee was 0.15%.

See Note L — Loans Payable and Long-Term Debt for further information around our indebtedness and compliance with covenants.

Cash used by operating activities in the first six months of fiscal 2022 was $10.2 million, compared with cash provided by activities of $76.6 million in the comparable period of fiscal 2021. The decrease in the Company's cash from operating activities was driven primarily by a decrease in net income and cash outflows from inventories, customer receivables, accounts payable, accrued compensation and related expenses, and other accrued expenses.

The Company's investing activities primarily consist of investment in property, plant and equipment and promotional displays.  Net cash used for investing activities was $27.1 million in the first six months of fiscal 2022, compared with $18.9 million in the comparable period of fiscal 2021.

During the first six months of fiscal 2022, net cash used by financing activities was $45.8 million, compared with $42.1 million in the comparable period of the prior fiscal year. The increase in cash used during the first six months of fiscal 2022 was primarily driven by $25.0 million of share repurchases, as well as net payments of long-term debt of $19.7 million in the first six months of fiscal 2022 compared with $41.2 million in the prior year.

On May 25, 2021, the Company's Board of Directors (the "Board") authorized a stock repurchase program of up to $100 million of the Company's common shares. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the A&R Credit Agreement, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management generally expects to fund any share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. The Company repurchased a total of 299,781 common shares, for an aggregate purchase price of $25.0 million, during the first half of fiscal 2022. As of October 31, 2021, $75.0 million of funds remained available from the amounts authorized by the Board to repurchase the Company's common stock.

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

The A&R Credit Agreement includes a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of October 31, 2021 would increase our annual interest expense by approximately $3.0 million. See Note L — Loans Payable and Long-Term Debt for further discussion.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2021.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended October 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Description

3.1 (a)	Articles of Incorporation as amended effective August 12, 1987 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended January 31, 2003; Commission File No. 000-14798).

3.1 (b)	Articles of Amendment to the Articles of Incorporation effective September 10, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K as filed on August 31, 2004; Commission File No. 000-14798).

3.2	Bylaws – as amended effective February 22, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K as filed on February 23, 2021; Commission File No. 000-14798).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished Herewith).

101	Interactive Data File for the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2021 formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/ Paul Joachimczyk
Paul Joachimczyk
Vice President and Chief Financial Officer

Date: November 23, 2021
Signing on behalf of the registrant and
as principal financial and accounting officer