Form 10-Q
period 2022-01-31
AMERICAN WOODMARK CORP
filed 2022-02-24
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2022
or
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

As of February 23, 2022, 16,570,619 shares of the Registrant's Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	January 31, 2022	April 30, 2021
ASSETS
Current assets
Cash and cash equivalents	$871	$91,071
Customer receivables, net	151,121	146,866
Inventories	204,234	158,167
Income taxes receivable	8,349	—
Prepaid expenses and other	19,388	13,861
Total current assets	383,963	409,965
Property, plant and equipment, net	208,728	204,002
Operating lease right-of-use assets	112,874	123,118
Customer relationship intangibles, net	87,528	121,778
Goodwill	767,612	767,612
Promotional displays, net	12,759	14,554
Deferred income taxes	1,490	1,118
Other assets	16,731	12,252
TOTAL ASSETS	$1,591,685	$1,654,399
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$87,986	$91,622
Current maturities of long-term debt	2,250	8,322
Short-term lease liability - operating	22,303	19,994
Accrued compensation and related expenses	47,413	58,577
Accrued marketing expenses	15,132	20,019
Other accrued expenses	17,866	21,913
Total current liabilities	192,950	220,447
Long-term debt, less current maturities	506,490	513,450
Deferred income taxes	39,330	42,891
Long-term lease liability - operating	99,553	109,628
Other long-term liabilities	2,409	11,745
Shareholders' equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and
outstanding shares: at January 31, 2022: 16,570,619; at April 30, 2021: 16,801,101	361,898	362,524
Retained earnings	384,910	448,282
Accumulated other comprehensive income (loss)	4,145	(54,568)
Total shareholders' equity	750,953	756,238
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,591,685	$1,654,399
See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2022	2021	2022	2021

Net sales	$459,736	$431,954	$1,355,480	$1,270,624
Cost of sales and distribution	407,916	354,458	1,198,523	1,022,889
Gross Profit	51,820	77,496	156,957	247,735

Selling and marketing expenses	23,453	21,862	68,008	63,368
General and administrative expenses	23,270	26,202	71,553	86,414
Restructuring charges, net	(127)	(847)	183	5,404
Operating Income	5,224	30,279	17,213	92,549

Interest expense, net	2,668	5,746	7,201	17,757
Pension settlement	69,452	—	69,452	—
Other (income) expense, net	(329)	(259)	607	(2,928)
Income (Loss) Before Income Taxes	(66,567)	24,792	(60,047)	77,720

Income tax expense (benefit)	(17,310)	6,347	(15,801)	20,094

Net Income (Loss)	$(49,257)	$18,445	$(44,246)	$57,626

Weighted Average Shares Outstanding
Basic	16,569,881	16,994,975	16,599,369	16,974,701
Diluted	16,569,881	17,047,211	16,599,369	17,036,586

Net earnings (loss) per share
Basic	$(2.97)	$1.09	$(2.67)	$3.39
Diluted	$(2.97)	$1.08	$(2.67)	$3.38

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2022	2021	2022	2021

Net income (loss)	$(49,257)	$18,445	$(44,246)	$57,626

Other comprehensive income, net of tax:
Change in pension benefits, net of deferred taxes of $18,230 and $111, and $18,481 and $338 for the three and nine months ended January 31, 2022 and 2021, respectively	53,822	328	54,568	984
Change in cash flow hedges (swap), net of deferred taxes of $763 and $1,404 for the three and nine months ended January 31, 2022, respectively	2,253	—	4,145	—

Total Comprehensive Income	$6,818	$18,773	$14,467	$58,610

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	LOSS	EQUITY
Balance, April 30, 2020	16,926,537	$359,430	$403,193	$(51,173)	$711,450

Net income	—	—	16,059	—	16,059
Other comprehensive income,
net of tax	—	—	—	327	327
Stock-based compensation	—	961	—	—	961
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	16,212	(534)	—	—	(534)
Employee benefit plan
contributions	45,591	3,743	—	—	3,743
Balance, July 31, 2020	16,988,340	$363,600	$419,252	$(50,846)	$732,006

Net income	—	—	23,122	—	23,122
Other comprehensive income,
net of tax	—	—	—	329	329
Stock-based compensation	—	1,266	—	—	1,266
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	4,920	(177)	—	—	(177)
Balance, October 31, 2020	16,993,260	$364,689	$442,374	$(50,517)	$756,546

Net income	—	—	18,445	—	18,445
Other comprehensive income,
net of tax	—	—	—	328	328
Stock-based compensation	—	1,316	—	—	1,316
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	7,887	(642)	—	—	(642)
Balance, January 31, 2021	17,001,147	$365,363	$460,819	$(50,189)	$775,993

Balance, April 30, 2021	16,801,101	$362,524	$448,282	$(54,568)	$756,238

Net income	—	—	2,981	—	2,981
Other comprehensive income,
net of tax	—	—	—	(200)	(200)
Stock-based compensation	—	1,177	—	—	1,177
Exercise of stock-based
compensation awards, net of amounts

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	LOSS	EQUITY
withheld for taxes	20,243	(1,033)	—	—	(1,033)
Stock repurchases	(299,781)	(5,874)	(19,126)	—	(25,000)
Employee benefit plan
contributions	39,491	2,938	—	—	2,938
Balance, July 31, 2021	16,561,054	$359,732	$432,137	$(54,768)	$737,101

Net income	—	—	2,030	—	2,030
Other comprehensive income,
net of tax	—	—	—	2,838	2,838
Stock-based compensation	—	1,216	—	—	1,216
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	8,531	(46)	—	—	(46)
Balance, October 31, 2021	16,569,585	$360,902	$434,167	$(51,930)	$743,139

Net loss	—	—	(49,257)	—	(49,257)
Other comprehensive income,
net of tax	—	—	—	56,075	56,075
Stock-based compensation	—	1,006	—	—	1,006
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	1,034	(10)	—	—	(10)
Balance, January 31, 2022	16,570,619	$361,898	$384,910	$4,145	$750,953

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	January 31,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$(44,246)	$57,626
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	72,703	76,482
Net loss (gain) on disposal of property, plant and equipment	516	(2,008)
Reduction in the carrying amount of operating lease right-of-use assets	20,823	20,252
Amortization of debt issuance costs	651	1,901
Unrealized gain on foreign exchange forward contracts	(7)	(1,720)
Stock-based compensation expense	3,399	3,543
Deferred income taxes	(24,424)	(8,363)
Pension settlement	69,452	—
Pension contributions and related (income) expense	710	(1,505)
Contributions of employer stock to employee benefit plan	2,938	3,743
Other non-cash items	(823)	1,899
Changes in operating assets and liabilities:
Customer receivables	(4,436)	(43,564)
Income taxes receivable	(8,989)	(4,070)
Inventories	(46,054)	(36,101)
Prepaid expenses and other assets	(7,039)	(6,606)
Accounts payable	(5,744)	31,293
Accrued compensation and related expenses	(12,533)	9,309
Operating lease liabilities	(18,345)	(18,161)
Marketing and other accrued expenses	(11,603)	23,559
Net cash (used) provided by operating activities	(13,051)	107,509

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(29,812)	(25,479)
Proceeds from sales of property, plant and equipment	5	3,872
Investment in promotional displays	(5,959)	(7,757)
Net cash used by investing activities	(35,766)	(29,364)

FINANCING ACTIVITIES
Payments of long-term debt	(40,288)	(81,889)
Proceeds from long-term debt	25,000	—
Repurchase of common stock	(25,000)	—
Withholding of employee taxes related to stock-based compensation	(1,089)	(1,351)
Debt issuance cost	(6)	(172)
Net cash used by financing activities	(41,383)	(83,412)

Net decrease in cash and cash equivalents	(90,200)	(5,267)

	Nine Months Ended
	January 31,
	2022	2021

Cash and cash equivalents, beginning of period	91,071	97,059

Cash and cash equivalents, end of period	$871	$91,792

Supplemental cash flow information:
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable at period end	$2,108	$1,130

Cash paid during the period for:
Interest	$6,945	$11,757
Income taxes	$17,677	$31,830

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month period ended January 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2022 ("fiscal 2022").  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2021 ("fiscal 2021") filed with the U.S. Securities and Exchange Commission ("SEC").

COVID-19: COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of the long-term effects continue to be unknown. We were negatively impacted by the COVID-19 pandemic as demand for our products significantly decreased during the fourth quarter of fiscal year ended April 30, 2020 ("fiscal 2020") and first quarter of fiscal 2021, as "stay at home" orders and other work disruptions created disruptions to our business operations. Our supply chain has been negatively impacted throughout the pandemic. COVID-19 continues to impact our overall business, including hiring and retaining employees and through challenges caused by material availability and transportation delays, as well as increased pricing related to the aforementioned items.

Inventories:  Effective May 1, 2021, the Company changed its accounting method for inventory valuation for inventories which previously utilized a last-in, first-out ("LIFO") basis to a first-in, first-out ("FIFO") basis. All prior periods presented in the condensed consolidated financial statements have been retrospectively adjusted to apply the effects of the change in accounting method. The change in accounting method increased operating income and reduced net loss and earnings per share for the quarter ended January 31, 2022 by $4.1 million, $3.0 million, and $0.18, respectively, and increased operating income and reduced net loss and earnings per share for the nine months ended January 31, 2022 by $9.3 million, $6.8 million, and $0.41, respectively.

Goodwill and Intangible Assets: Goodwill represents the excess of purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In accordance with accounting standards, when evaluating goodwill, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. There were no impairment charges related to goodwill for the three- and nine-month periods ended January 31, 2022 and 2021.

Intangible assets consist of customer relationship intangibles. The Company amortizes the cost of intangible assets over their estimated useful lives, six years, unless such lives are deemed indefinite. There were no impairment charges related to intangible assets for the three- and nine-month periods ended January 31, 2022 and 2021.

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

The Company uses interest rate swap contracts to manage interest rate exposures. The Company records derivatives in the condensed consolidated balance sheets at fair value. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss), and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings.

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

Note C--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator used in basic and diluted net earnings
per common share:
Net income (loss)	$(49,257)	$18,445	$(44,246)	$57,626
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	16,570	16,995	16,599	16,975
Effect of dilutive securities:
Stock options and restricted stock units	—	52	—	62
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	16,570	17,047	16,599	17,037
Net earnings (loss) per share
Basic	$(2.97)	$1.09	$(2.67)	$3.39
Diluted	$(2.97)	$1.08	$(2.67)	$3.38

Potentially dilutive securities of 40,973 and 47,878 for the three- and nine-month periods ended January 31, 2022, respectively, have not been considered in the calculation of net loss per share as the effect would be anti-dilutive. There were no potentially dilutive securities for the three- and nine-month periods ended January 31, 2021, which were excluded from the calculation of net earnings per diluted share.

Note D--Stock-Based Compensation

The Company has various stock-based compensation plans. During the nine-months ended January 31, 2022, the Board of Directors of the Company approved grants of service-based restricted stock units ("RSUs") and performance-based RSUs to key employees and non-employee directors. The performance-based RSUs totaled 57,476 units and the employee and non-employee director service-based RSUs totaled 41,304 units. The performance-based RSUs entitle the recipients to receive one share of the Company's common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest. The service-based RSUs entitle the recipients to receive one share of the Company's common stock per unit granted if they remain continuously employed with the Company until the units vest. All of the Company's RSUs granted to employees cliff-vest three years from the grant date, while RSUs granted to non-employee directors vest daily over a two-year period from the date of grant.

For the three- and nine-month periods ended January 31, 2022 and 2021, stock-based compensation expense was allocated as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2022	2021	2022	2021
Cost of sales and distribution	$231	$426	$906	$1,134
Selling and marketing expenses	269	365	931	698
General and administrative expenses	506	525	1,562	1,711
Stock-based compensation expense	$1,006	$1,316	$3,399	$3,543

During the nine months ended January 31, 2022, the Company also approved grants of 5,794 cash-settled performance-based restricted stock tracking units ("RSTUs") and 3,096 cash-settled service-based RSTUs for more junior level employees. Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of one share of the Company's common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest. The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of one share of the Company's common stock as of the payment date if they remain continuously employed with the Company until the units vest. All of the RSTUs cliff-vest three years from the grant date. Since the RSTUs will be settled in cash, the grant date fair value of these awards is recorded as a liability until the date of payment.  The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value. The Company recognized expense of $0.0 million and $0.2 million for the three-month periods ended January 31, 2022 and 2021, respectively, and $0.0 million and $0.6 million for the nine-month periods ended January 31, 2022 and 2021, respectively. A liability for payment of the RSTUs is included in other long-term liabilities on the condensed consolidated balance sheets in the amount of $0.7 million and $1.0 million as of January 31, 2022 and April 30, 2021, respectively.

Note E--Customer Receivables

The components of customer receivables were:

	January 31,	April 30,
(in thousands)	2022	2021
Gross customer receivables	$162,327	$156,187
Less:
Allowance for doubtful accounts	(308)	(331)
Allowance for returns and discounts	(10,898)	(8,990)

Net customer receivables	$151,121	$146,866

Note F--Inventories

The components of inventories were:

	January 31,	April 30,
(in thousands)	2022	2021
Raw materials	$102,609	$63,384
Work-in-process	51,604	51,176
Finished goods	50,021	43,607

Total inventories	$204,234	$158,167

Effective May 1, 2021, the Company changed its accounting principle for inventory valuation for inventories which previously utilized a LIFO basis to a FIFO basis.

Note G--Property, Plant and Equipment

The components of property, plant and equipment were:

	January 31,	April 30,
(in thousands)	2022	2021
Land	$4,431	$4,431
Buildings and improvements	118,848	116,103
Buildings and improvements - finance leases	11,636	11,636
Machinery and equipment	325,219	315,371
Machinery and equipment - finance leases	31,094	31,386
Construction in progress	36,865	22,669
	528,093	501,596
Less accumulated amortization and depreciation	(319,365)	(297,594)

Total	$208,728	$204,002

Amortization and depreciation expense on property, plant and equipment amounted to $9.2 million and $10.3 million for the three months ended January 31, 2022 and 2021, respectively, and $28.3 million and $32.5 million for the nine months ended January 31, 2022 and 2021, respectively. The nine months ended January 31, 2021 includes accelerated depreciation expense of $1.3 million, related to the closure of the plant located in Humboldt, Tennessee. There was no accelerated depreciation for the three months ended January 31, 2021. Accumulated amortization on finance leases included in the above table amounted to $32.7 million and $33.0 million as of January 31, 2022 and April 30, 2021, respectively.

Note H--Intangibles

The customer relationship intangibles were:

	January 31,	April 30,
(in thousands)	2022	2021
Customer relationship intangibles	$274,000	$274,000
Less accumulated amortization	(186,472)	(152,222)

Total	$87,528	$121,778

Customer relationship intangibles are amortized over the estimated useful lives on a straight-line basis over six years. Amortization expense for the three month periods ended January 31, 2022 and 2021 was $11.4 million and $12.0 million respectively, and $34.2 million and $36.5 million, respectively, for each of the nine month periods ended January 31, 2022 and 2021.

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

The following is a reconciliation of the Company's warranty liability, which is included in other accrued expenses on the unaudited condensed consolidated balance sheets:

	Nine Months Ended
	January 31,
(in thousands)	2022	2021
Beginning balance at May 1	$5,249	$3,753
Accrual	18,729	13,885
Settlements	(17,821)	(13,150)

Ending balance at January 31	$6,157	$4,488

Note J--Pension Benefits

Prior to April 30, 2020, the Company had two defined benefit pension plans covering many of the Company's employees hired prior to April 30, 2012. Effective April 30, 2012, the Company froze all future benefit accruals under the Company's defined-benefit pension plans. Effective April 30, 2020, these plans were merged into one plan, the American Woodmark Corporation Employee Pension Plan (the "Plan"). Effective December 31, 2020 (the "Plan Termination Date"), the Plan was terminated in a standard termination and benefits were distributed on December 2, 2021.

Net periodic pension benefit cost consisted of the following for the three- and nine-month periods ended January 31, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2022	2021	2022	2021
Interest cost	$450	$1,165	$3,148	$3,496
Expected return on plan assets	(515)	(2,107)	(3,601)	(6,322)
Recognized net actuarial loss	167	441	1,164	1,321

Net periodic pension benefit	$102	$(501)	$711	$(1,505)

The Company did not contribute to the Plan in fiscal 2021 or the first nine months of fiscal 2022 and no additional contributions to the Plan are expected to be required in the future as a result of the settlement. The Company recognized a pension settlement charge of $69.5 million during the third quarter of fiscal 2022.

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

The Company's financial instruments include cash and equivalents, marketable securities, and other investments; accounts receivable and accounts payable; interest rate swap and foreign exchange forward contracts; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt on the condensed consolidated balance sheets approximate their fair value due to the short maturities of these items. The interest rate swap and foreign exchange forward contracts were marked to market and therefore represent fair value. The fair values of these contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The following table summarizes the fair value of assets and liabilities that are recorded in the Company's consolidated financial statements as of January 31, 2022 and April 30, 2021 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of January 31, 2022
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$469	$—	$—
Interest rate swap contracts	—	5,548	—
Foreign exchange forward contracts	—	7	—
Total assets at fair value	$469	$5,555	$—

	As of April 30, 2021
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$642	$—	$—

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

On April 22, 2021, the Company amended and restated the Prior Credit Agreement. The amended and restated credit agreement (the "A&R Credit Agreement") provides for a $500 million revolving loan facility with a $50 million sub-facility for the issuance of letters of credit (the "Revolving Facility") and a $250 million term loan facility (the "Term Loan Facility"). Also on April 22, 2021, the Company borrowed the entire $250 million under the Term Loan Facility and approximately $264 million under the Revolving Facility to fund, in part, the repayment in full of the amounts then outstanding under the Prior Credit Agreement and the redemption of the Senior Notes (as defined below). The Company is required to repay the Term Loan Facility in specified quarterly installments. The Revolving Facility and Term Loan Facility mature on April 22, 2026. On January 20, 2022, the Company borrowed on a swingline loan under the Revolving Facility in the aggregate principal amount of $5.0 million bearing an interest rate at the base rate of 4.0%. The aggregate principal amount of all loans and letters of credit obligations outstanding cannot exceed the maximum permitted to be outstanding pursuant to the terms of the A&R Credit Agreement.

As of January 31, 2022 and April 30, 2021, $237.5 million and $250.0 million, respectively, was outstanding on the Term Loan Facility. As of January 31, 2022 and April 30, 2021, $258.0 million and $264.0 million, respectively, was outstanding under the Revolving Facility. Outstanding letters of credit under the Revolving Facility were $10.0 million as of January 31, 2022, leaving approximately $227.0 million in available capacity under the Revolving Facility as of January 31, 2022. Outstanding letters of credit under the Revolving Facility were $8.3 million as of April 30, 2021, leaving approximately $227.7 million in available capacity under the Revolving Facility as of April 30, 2021. The outstanding balances noted above approximate fair value as the facilities have a floating interest rate.

Amounts outstanding under the Term Loan Facility and the Revolving Facility bear interest based on a fluctuating rate measured by reference to either, at the Company's option, a base rate plus an applicable margin or LIBOR plus an applicable margin, with the applicable margin being determined by reference to the Company's then-current "Secured Net Leverage Ratio." The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company's then-current "Secured Net Leverage Ratio." In addition, a letter of credit fee accrues on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on LIBOR loans, payable quarterly in arrears. As of January 31, 2022, the applicable margin with respect to base rate loans and LIBOR loans was 0.75% and 1.75%, respectively, and the commitment fee was 0.18%. The A&R Credit Agreement includes provisions providing for the transition from LIBOR to a replacement benchmark upon the occurrence of certain events. The Company does not currently expect any such transition to materially impact its financing costs.

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

As of January 31, 2022, the Company was in compliance with all covenants included in the A&R Credit Agreement.

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

For the three- and nine-month periods ended January 31, 2022, unrealized gains, net of deferred taxes, of $2.3 million and $4.1 million, respectively, were recorded in other comprehensive income, and $0.3 million and $0.7 million, respectively, of realized losses were reclassified out of accumulated other comprehensive loss to interest expense due to payments made to the swap counterparties. As of January 31, 2022, the Company anticipates reclassifying approximately $0.4 million of net hedging gains from accumulated other comprehensive income into earnings during the next 12 months to offset the variability of the hedged items during this period. Since the Company did not have outstanding interest rate swaps in the prior year period, there were no gains or losses recorded for the nine months ended January 31, 2021.

Foreign Exchange Forward Contracts

At January 31, 2022, the Company held forward contracts maturing from February 2022 to April 2022 to purchase 164.1 million Mexican pesos at exchange rates ranging from 20.76 to 20.91 Mexican pesos to one U.S. dollar. An immaterial asset is recorded in prepaid expense and other on the condensed consolidated balance sheet.

Note N--Income Taxes

The effective income tax rate for the three- and nine-month periods ended January 31, 2022 was 26.0% and 26.3%, respectively, compared with 25.6% and 25.9% in the comparable periods in the prior fiscal year. The effective rates were higher than the 21.0% U.S. statutory rate for all periods presented primarily due to state income taxes and lower pretax income for the quarter.

Note O--Revenue Recognition

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing, and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the three and nine months ended January 31, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2022	2021	2022	2021
Home center retailers	$225,046	$216,819	$649,712	$613,932
Builders	177,716	161,113	539,154	496,503
Independent dealers and distributors	56,974	54,022	166,614	160,189
Net Sales	$459,736	$431,954	$1,355,480	$1,270,624

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

As of January 31, 2022, the Company's two largest customers, Customers A and B, represented 31.3% and 18.8% of the Company's gross customer receivables, respectively. As of January 31, 2021, Customers A and B represented 32.9% and 21.1% of the Company's gross customer receivables, respectively.

The following table summarizes the percentage of net sales attributable to the Company's two largest customers for the three and nine months ended January 31, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2022	2021	2022	2021
Customer A	32.1%	31.8%	31.9%	30.1%
Customer B	16.9%	18.4%	16.0%	18.2%

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

The components of lease costs were as follows:

	Nine Months Ended
	January 31,
(in thousands)	2022	2021
Finance lease cost:
Reduction in the carrying value of right-of-use assets	$996	$403
Interest on lease liabilities	$79	$50
Operating lease cost	$20,823	$20,252

Additional information related to leases was as follows:

	Nine Months Ended
	January 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$79	$50
Operating cash flows for operating leases	$18,345	$18,161
Financing cash flows for financing leases	$975	$384
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,614	$1,531
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,608	$6,886

Weighted average remaining lease term (years)
Weighted average remaining lease term - finance leases	2.49	3.06
Weighted average remaining lease term - operating leases	5.96	6.89

Weighted average discount rate
Weighted average discount rate - finance leases	2.83%	3.00%
Weighted average discount rate - operating leases	3.14%	3.29%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on the unaudited condensed consolidated balance sheet as of January 31, 2022:

(in thousands)	Operating leases	Financing leases
Year ending April 30,
2022	$6,738	$632
2023	24,898	2,284
2024	22,957	1,904
2025	19,299	559
2026	18,848	120
Thereafter	41,168	7
Total lease payments	133,908	5,506
Less imputed interest	(12,052)	(188)
Total lease liability	121,856	5,318
Current maturities	(22,303)	(2,250)
Lease liability - long-term	$99,553	$3,068
Lease assets	$112,874	$9,982

Note R--Restructuring

In the fourth quarter of fiscal 2020 and first quarter of fiscal 2021, the Company implemented nationwide reductions in force, which were substantially completed in the fourth quarter of fiscal 2020 and first quarter of fiscal 2021, respectively. The Company recognized pre-tax restructuring charges, net of $(0.1) million and $(0.1) million for the three months ended January 31, 2022 and 2021, respectively, and $(0.1) million and $1.5 million for the nine months ended January 31, 2022 and 2021, respectively, related to these reductions in force, which were primarily severance and separation costs.

During June 2020, the Company's Board of Directors approved the closure and eventual disposal of its manufacturing plant located in Humboldt, Tennessee. Operations ceased at the Humboldt plant in July 2020. During the third quarter of fiscal 2021, the Company sold the Humboldt plant and recognized a gain of $2.3 million on the sale. The Company recognized pre-tax restructuring charges, net of $0.0 million and $(0.7) million for the three months ended January 31, 2022 and 2021, respectively, and $0.3 million and $3.9 million for the nine months ended January 31, 2022 and 2021, respectively, related to the closure of the plant.

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims that were deemed to be either probable or reasonably possible was not material as of January 31, 2022.

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

Overview

American Woodmark Corporation manufactures and distributes kitchen, bath, and home organization products for the remodeling and new home construction markets.  Its products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors. As of January 31, 2022, the Company operated 17 manufacturing facilities in the United States and Mexico and eight primary service centers and one distribution center located throughout the United States.

The three-month period ended January 31, 2022 was the Company's third quarter of its fiscal year that ends on April 30, 2022 ("fiscal 2022").

COVID-19

The COVID-19 pandemic impacted our business operations and financial results beginning in the fourth quarter of fiscal 2020 and continued to impact us throughout fiscal 2021 and now in fiscal 2022. All of our manufacturing facilities qualified as essential operations (or the equivalent) under applicable federal and state orders and were able to continue operating. We were initially negatively impacted by the COVID-19 pandemic as demand for our products significantly decreased during the fourth quarter of fiscal 2020 and first quarter of fiscal 2021, as "stay at home" orders and other work disruptions created disruptions to our business operations. Our supply chain has been negatively impacted throughout the pandemic. COVID-19 continues to impact our overall business, including hiring and retaining employees and through challenges caused by material and worker availability and transportation delays, as well as increased pricing related to the aforementioned items. Refer to Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021 for a disclosure of risk factors related to COVID-19.

Financial Overview

The Company's remodeling-based business was impacted by the following trends during the third quarter of fiscal 2022:

•The median price per existing home sold rose during the fourth calendar quarter of 2021 compared to the same period one year ago by 14.1% according to data provided by the National Association of Realtors, and existing home sales decreased 11.9% during the fourth calendar quarter of 2021 compared to the same period in the prior year;
•The unemployment rate decreased to 4.0% as of January 2022 compared to 6.3% as of January 2021 according to data provided by the U.S. Department of Labor; additionally, the unemployment rate decreased from 6.1% in April 2021;
•Mortgage interest rates increased with a thirty-year fixed mortgage rate of approximately 3.55% in January 2022, an increase of approximately 82 basis points compared to the same period in the prior year, according to Freddie Mac;
•Consumer sentiment as tracked by Thomson Reuters/University of Michigan decreased from 79.0 in January 2021 to 67.2 in January 2022; and

•The inflation rate increased to 7.5% as of January 2022, the highest since February 1982, compared to 1.4% in January 2021 and 4.2% in April 2021 according to data provided by the U.S. Department of Labor.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, housing affordability and sales reported by the Kitchen Cabinet Manufacturers Association ("KCMA"), a trade organization that issues the aggregate sales that have been reported by its members including the largest cabinet manufacturers in the United States.  Based on the totality of factors listed above, the Company believes that the cabinet remodeling market increased low double-digits during the third quarter of fiscal 2022 versus the prior year quarter.

The Company's total net sales increased 6.4% during the third quarter and 6.7% during the first nine months of fiscal 2022 compared to the same prior-year period.

The Company's remodeling sales, which consist of our independent dealer and distributor channel sales and home center retail sales, increased 4.1% during the third quarter and 5.5% during the first nine months of fiscal 2022 compared to the same prior-year period. Our independent dealer and distributor channel increased by 5.5% during the third quarter and 4.0% during the first nine months of fiscal 2022 compared to the comparable prior-year period.  Our home center channel increased by 3.8% during the third quarter and 5.8% during the first nine months of fiscal 2022 compared to the comparable prior-year period.

New construction sales increased 10.3% in the third quarter and 8.6% during the first nine months of fiscal 2022, compared to the same period of fiscal 2021. The Company believes that fluctuations in single-family housing starts are the best indicator of new construction cabinet activity.  Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts decreased 2.5% during the third quarter over the comparable prior year period, according to the U.S. Department of Commerce.  In comparison, housing completions were down 0.3% during the third quarter of fiscal 2022 over the comparable prior year period, according to U.S. Department of Commerce. The Company believes we are continuing to see a temporary shift to extend the lag from 90 days to 120 days or longer.

The Company incurred a net loss of $49.3 million for the third quarter of fiscal 2022, compared with net income of $18.4 million in the third quarter of its prior fiscal year, and incurred a net loss of $44.2 million for the first nine months of fiscal 2022, compared with net income of $57.6 million in the same period of the prior year.

Results of Operations

	Three Months Ended			Nine Months Ended
	January 31,			January 31,
(in thousands)	2022	2021	Percent Change	2022	2021	Percent Change

Net sales	$459,736	$431,954	6.4%	$1,355,480	$1,270,624	6.7%
Gross profit	$51,820	$77,496	(33.1)%	$156,957	$247,735	(36.6)%
Selling and marketing expenses	$23,453	$21,862	7.3%	$68,008	$63,368	7.3%
General and administrative expenses	$23,270	$26,202	(11.2)%	$71,553	$86,414	(17.2)%

Net Sales. Net sales were $459.7 million for the third quarter of fiscal 2022, an increase of 6.4% compared with the third quarter of fiscal 2021. For the first nine months of fiscal 2022, net sales were $1,355.5 million, reflecting a 6.7% increase compared to the same period of fiscal 2021. The Company experienced growth in all sales channels during the third quarter and first nine months of fiscal 2022 as market demand continued at a strong pace.

Gross Profit.  Gross profit margin for the third quarter of fiscal 2022 was 11.3% compared with 17.9% for the same period of fiscal 2021.  Gross profit margin for the first nine months of fiscal 2022 was 11.6%, compared with 19.5% for the same period of fiscal 2021. Gross profit margin in the third quarter and first nine months of the current fiscal year was negatively impacted by higher material and logistics costs, and increases related to healthcare expenses. These increased costs were partially offset by an increase in sales in the third quarter and first nine months of fiscal 2022.

Selling and Marketing Expenses.  Selling and marketing expenses were 5.1% of net sales in both the third quarter of fiscal 2022 and the same period in fiscal 2021. Selling and marketing expenses were 5.0% of net sales in both the first nine months of fiscal 2022 and the same period in fiscal 2021.

General and Administrative Expenses.  General and administrative expenses were 5.1% of net sales in the third quarter of fiscal 2022, compared with 6.1% of net sales in the third quarter of fiscal 2021. General and administrative expenses were 5.3% of net sales in the first nine months of fiscal 2022, compared with 6.8% of net sales in the same period of fiscal 2021.The decrease in general and administrative expenses as a percentage of net sales during the third quarter and first nine months of fiscal 2022 was driven by the leverage from higher sales, lower employee incentive costs, and lack of severance costs that occurred in the first quarter of fiscal 2021.

Effective Income Tax Rates.  The effective income tax rate for the three- and nine-month periods ended January 31, 2022 was 26.0% and 26.3%, respectively, compared with 25.6% and 25.9% in the comparable periods in the prior fiscal year. The effective rates were higher than the 21.0% U.S. statutory rate for all periods presented primarily due to state income taxes and lower pretax income for the quarter.

Non-GAAP Financial Measures. We have reported our financial results in accordance with U.S. generally accepted accounting principles (GAAP). In addition, we have discussed our financial results using the non-GAAP measures described below.

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

We define Adjusted EBITDA as net income adjusted to exclude (1) income tax expense, (2) interest expense, net, (3) depreciation and amortization expense, (4) amortization of customer relationship intangibles and trademarks, (5) expenses related to the acquisition of RSI Home Products, Inc. ("RSI acquisition") and the subsequent restructuring charges that the Company incurred related to the acquisition, (6) non-recurring restructuring charges, (7) stock-based compensation expense, (8) gain/loss on asset disposals, (9) change in fair value of foreign exchange forward contracts, (10) net gain/loss on debt forgiveness and modification, and (11) pension settlement charges. We believe Adjusted EBITDA, when presented in conjunction with comparable GAAP measures, is useful for investors because management uses Adjusted EBITDA in evaluating the performance of our business.

We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales.

Adjusted EPS per diluted share

We use Adjusted EPS per diluted share in evaluating the performance of our business and profitability. Management believes that this measure provides useful information to investors by offering additional ways of viewing the Company's results by providing an indication of performance and profitability excluding the impact of unusual and/or non-cash items. We define Adjusted EPS per diluted share as diluted earnings per share excluding the per share impact of (1) expenses related to the RSI acquisition and the subsequent restructuring charges that the Company incurred related to the RSI acquisition, (2) non-recurring restructuring charges, (3) the amortization of customer relationship intangibles and trademarks, (4) net loss on debt forgiveness and modification, (5) pension settlement charges, and (6) the tax benefit of RSI acquisition expenses and subsequent restructuring charges, the net gain on debt forgiveness and modification and the amortization of customer relationship intangibles and trademarks. The amortization of intangible assets is driven by the RSI acquisition and will recur in future periods. Management has determined that excluding amortization of intangible assets from our definition of Adjusted EPS per diluted share will better help it evaluate the performance of our business and profitability and we have also received similar feedback from some of our investors.

Reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2022	2021	2022	2021

Net income (loss) (GAAP)	$(49,257)	$18,445	$(44,246)	$57,626
Add back:
Income tax expense (benefit)	(17,310)	6,347	(15,801)	20,094
Interest expense, net	2,668	5,746	7,201	17,757
Depreciation and amortization expense	12,507	12,732	38,453	38,710
Amortization of customer relationship intangibles and
trademarks	11,416	11,972	34,250	36,472
EBITDA (Non-GAAP)	$(39,976)	$55,242	19,857	170,659
Add back:
Acquisition and restructuring related expenses (1)	20	33	60	154
Non-recurring restructuring charges (2)	(127)	(847)	183	5,404
Pension settlement	69,452	—	69,452	—
Change in fair value of foreign exchange forward contracts (3)	(177)	101	(7)	(1,720)
Stock-based compensation expense	1,006	1,316	3,399	3,543
Loss on asset disposal	365	(97)	516	235
Adjusted EBITDA (Non-GAAP)	$30,563	$55,748	93,460	178,275

Net Sales	$459,736	$431,954	$1,355,480	$1,270,624
Net income margin (GAAP)	(10.7)%	4.3%	(3.3)%	4.5%
Adjusted EBITDA margin (Non-GAAP)	6.6%	12.9%	6.9%	14.0%
(1) Acquisition and restructuring related expenses are comprised of expenses related to the RSI acquisition and the subsequent restructuring charges that the Company incurred related to the acquisition.
(2) Non-recurring restructuring charges are comprised of expenses incurred related to the permanent layoffs due to COVID-19 and the closure of the manufacturing plant in Humboldt, Tennessee. The nine months ended January 31, 2021 includes accelerated depreciation expense of $1.3 million related to Humboldt. The three- and nine-months ended January 31, 2021 includes gain on assets disposal of $2.5 million and $2.2 million, respectively, relate to Humboldt.
(3) In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange rates. The Company manages these risks through the use of foreign exchange forward contracts. The changes in the fair value of the forward contracts are recorded in other (income) expense, net in the operating results.

A reconciliation of Adjusted EBITDA and Adjusted EBITDA margin as projected for fiscal 2022 is not provided because we do not forecast net income (loss) as we cannot, without unreasonable effort, estimate or predict with certainty various components of net income (loss).

Adjusted EBITDA. Adjusted EBITDA for the third quarter of fiscal 2022 was $30.6 million or 6.6% of net sales compared to $55.7 million or 12.9% of net sales for the same quarter of the prior fiscal year. Adjusted EBITDA for the first nine months of fiscal 2022 was $93.5 million or 6.9% of net sales compared to $178.3 million or 14.0% of net sales for the same period of the prior fiscal year. The decrease in Adjusted EBITDA for the third quarter and first nine months of fiscal 2022 is primarily due to decreased net income due to higher material and logistics costs, as well as increased healthcare expenses.

Reconciliation of Net Income to Adjusted Net Income
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands, except share data)	2022	2021	2022	2021

Net income (loss) (GAAP)	$(49,257)	$18,445	$(44,246)	$57,626
Add back:
Acquisition and restructuring related expenses	20	$33	60	154
Non-recurring restructuring charges	(127)	$(847)	183	5,404
Pension settlement	69,452	$—	69,452	—
Amortization of customer relationship intangibles and trademarks	11,416	$11,972	34,250	36,472
Tax benefit of add backs	(21,586)	$(2,815)	(27,753)	(10,718)
Adjusted net income (Non-GAAP)	$9,918	$26,788	$31,946	$88,938

Weighted average diluted shares (GAAP)	16,569,881	17,047,211	16,599,369	17,036,586
Add back: potentially anti-dilutive shares (1)	40,973	—	47,878	—
Weighted average diluted shares (Non-GAAP)	16,610,854	17,047,211	16,647,247	17,036,586

EPS per diluted share (GAAP)	$(2.97)	$1.08	$(2.67)	$3.38
Adjusted EPS per diluted share (Non-GAAP)	$0.60	$1.57	$1.92	$5.22
(1) Potentially dilutive securities for the three- and nine-month periods ended January 31, 2022, respectively, have not been considered in the GAAP calculation of net loss per share as the effect would be anti-dilutive.

Outlook.  The impact on our financial results from the COVID-19 pandemic as well as material and logistical constraints in addition to the availability, retention, and cost of labor continue to be uncertain. The Company's net sales were up 6.7% during the first nine months of fiscal 2022 and we expect full year fiscal 2022 sales to be mid single digit growth over the prior year. In our fourth fiscal quarter margins are expected to return to similar levels of the prior year fourth fiscal quarter and significantly improve sequentially over our fiscal third quarter. The pricing actions we have executed will deliver $55 million plus in our fiscal fourth quarter which will help offset the inflationary costs incurred through nine months of fiscal 2022. Given the lag on pricing realization, it takes, on average, three to six months to realize price increases to fully offset the cost impact of the inflationary pressures. The negative trend on margins could continue as we still do not know the full impact of the pandemic and are partially dependent on macro-economic factors to stabilize. The Company had $0.9 million of cash on hand as of January 31, 2022 and access to $227.0 million of additional availability under our revolver. Our cash balance was impacted by carrying higher than normal inventory levels to help counter the supply chain disruptions. In the remainder of fiscal 2022, the Company plans to maintain our cash position near historical norms and may consider additional debt repayments and share repurchases. We continue investing back into the business by maintaining our current capital investment rate of approximately 2.7% of net sales for the full fiscal year.

The Company continues to track several metrics, including but not limited to housing starts, housing completions, existing home sales, mortgage interest rates, new jobs growth, GDP growth and consumer confidence, which it believes are leading indicators of overall demand for kitchen and bath cabinetry. The Company believes that housing completions will continue to show positive growth, driven by low mortgage rates, and growth in new household formations, although the unknown long-term impacts from COVID-19, regulatory changes, and a decrease in consumer sentiment are cause for concern.

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

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $0.9 million at January 31, 2022, representing a $90.2 million decrease from its April 30, 2021 levels primarily due to $13.1 million cash used from operations in the first nine months of fiscal 2022 compared with cash provided by operations of $107.5 million in the same period of the prior year, $25.0 million of share repurchases, $29.8 million in payments to acquire property, plant, and equipment, and $15.3 million of net debt repayments.  At January 31, 2022, total long-term debt (including current maturities) was $508.7 million, a decrease of $13.0 million from its balance at April 30, 2021.  The Company's ratio of long-term debt to total capital was 40.3% at January 31, 2022, compared with 40.4% at April 30, 2021.

The Company's main source of liquidity is its cash and cash equivalents on hand and generally cash generated from its operating activities. The Company can also borrow up to $500 million under the Revolving Facility. Approximately $227.0 million was available under this facility as of January 31, 2022.

On April 22, 2021, the Company amended and restated the Prior Credit Agreement. The amended and restated credit agreement (the "A&R Credit Agreement") provides for a $500 million revolving loan facility with a $50 million sub-facility for the issuance of letters of credit (the "Revolving Facility") and a $250 million term loan facility (the "Term Loan Facility"). Also on April 22, 2021, the Company borrowed the entire $250 million under the Term Loan Facility and approximately $264 million under the Revolving Facility to fund, in part, the repayment in full of the amounts then outstanding under the Prior Credit Agreement and the redemption of the Senior Notes. The Company is required to repay the Term Loan Facility in specified quarterly installments. The Revolving Facility and Term Loan Facility mature on April 22, 2026. On January 20, 2022, the Company borrowed on a swingline loan under the Revolving Facility in the aggregate principal amount of $5.0 million bearing an interest rate at the base rate of 4.0%. The aggregate principal amount of all loans and letters of credit obligations outstanding cannot exceed the maximum permitted to be outstanding pursuant to the terms of the A&R Credit Agreement.

The A&R Credit Agreement includes certain financial covenants that require the Company to maintain (i) a "Consolidated Interest Coverage Ratio" of no less than 2.00 to 1.00 and (ii) a "Total Net Leverage Ratio" of no greater than 4.00 to 1.00, subject, in each case, to certain limited exceptions.

The A&R Credit Agreement includes certain additional covenants, including negative covenants that restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create additional liens on its assets, make certain investments, dispose of its assets or engage in a merger or other similar transaction or engage in transactions with affiliates, subject, in each case, to the various exceptions and conditions described in the A&R Credit Agreement. The negative covenants further restrict the ability of the Company and certain of its subsidiaries to make certain restricted payments, including, in the case of the Company, the payment of dividends and the repurchase of common stock, in certain limited circumstances. We were in compliance with all the covenants under the A&R Credit Agreement as of January 31, 2022.

As of January 31, 2022, $237.5 million was outstanding on the Term Loan Facility and $258 million was outstanding under the Revolving Facility. As of January 31, 2022, the applicable margin with respect to base rate loans and LIBOR loans was 0.75% and 1.75%, respectively, and the commitment fee was 0.18%.

See Note L — Loans Payable and Long-Term Debt for further information around our indebtedness and compliance with covenants.

Cash used by operating activities in the first nine months of fiscal 2022 was $13.1 million, compared with cash provided by activities of $107.5 million in the comparable period of fiscal 2021. The decrease in the Company's cash from operating activities was driven primarily by a decrease in net income, cash outflows from inventories, customer receivables, accounts payable, accrued compensation and related expenses, and other accrued expenses.

The Company's investing activities primarily consist of investment in property, plant and equipment and promotional displays.  Net cash used for investing activities was $35.8 million in the first nine months of fiscal 2022, compared with $29.4 million in the comparable period of fiscal 2021.

During the first nine months of fiscal 2022, net cash used by financing activities was $41.4 million, compared with $83.4 million in the comparable period of the prior fiscal year. The decrease in cash used during the first nine months of fiscal 2022 was primarily driven by net payments of long-term debt of $15.3 million in the first nine months of fiscal 2022 compared with $81.9 million in the prior year, offset by $25.0 million of share repurchases.

On May 25, 2021, the Company's Board of Directors (the "Board") authorized a stock repurchase program of up to $100 million of the Company's common shares. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the

Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the A&R Credit Agreement, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management generally expects to fund any share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. The Company repurchased a total of 299,781 common shares, for an aggregate purchase price of $25.0 million, during the first nine months of fiscal 2022. As of January 31, 2021, $75.0 million of funds remained available from the amounts authorized by the Board to repurchase the Company's common stock.

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

The A&R Credit Agreement includes a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of January 31, 2022 would increase our annual interest expense by approximately $3.0 million. See Note L — Loans Payable and Long-Term Debt for further discussion.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2022.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Description

3.1 (a)	Articles of Incorporation as amended effective August 12, 1987 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended January 31, 2003; Commission File No. 000-14798).

3.1 (b)	Articles of Amendment to the Articles of Incorporation effective September 10, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K as filed on August 31, 2004; Commission File No. 000-14798).

3.2	Bylaws – as amended effective February 04, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K as filed on February 07, 2022; Commission File No. 000-14798).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished Herewith).

101	Interactive Data File for the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2022 formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/ Paul Joachimczyk
Paul Joachimczyk
Vice President and Chief Financial Officer

Date: February 24, 2022
Signing on behalf of the registrant and
as principal financial and accounting officer