Form 10-K
period 2022-04-30
AMERICAN WOODMARK CORP
filed 2022-06-29
CIK 794619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended April 30, 2022
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
Yes ☐  No ☒
The aggregate market value of the registrant's Common Stock, no par value, held by non-affiliates of the registrant as of October 30, 2021, the last business day of the Company's most recent second quarter was $1,129,507,601.
As of June 17, 2022, 16,593,644 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 18, 2022 ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

American Woodmark Corporation
2022 Annual Report on Form 10-K

PART I

Item 1.        BUSINESS

Our Company

American Woodmark Corporation ("American Woodmark," the "Company," "we," "our" or "us") was incorporated in 1980 by the four principal managers of the Boise Cascade Cabinet Division through a leveraged buyout of that division. We operated privately until 1986 when we became a public company through a registered public offering of common stock.

From design to installation, we believe we offer a higher level of service than our competitors, serving both national and regional markets with the most relevant options. This makes us the cabinetmaker of choice for many homeowners, builders, designers, dealers, distributors, and retailers across the country. Our customer base is expanding as we build our portfolio of brands and reach new markets beyond kitchen and bath. Aspirational yet grounded, we've embraced an ambitious, strategic vision that will advance us boldly into the future.

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

Home Center Customers

Contractors, builders, remodelers, and do-it-yourself homeowners use our products primarily for repair and remodel ("R&R") projects. Products for R&R projects are predominately purchased through home centers such as Home Depot and Lowe's. Due to the market presence, store network and customer reach of these large home centers, our strategy has been to develop long-term strategic relationships with both Home Depot and Lowe's to distribute our products. During the fiscal year ended April 30,

2022 ("fiscal 2022"), Home Depot and Lowe's combined accounted for approximately 48.0% of net sales of the Company. The loss of either Home Depot or Lowe's as a customer would have a material adverse effect on us.

Builders

The builder business represents a large portion of our overall revenue and has historically been a strategic component of our go-to-market strategy. We serve the majority of the top U.S. builders with a high degree of geographic concentration around major metro areas where single family starts are most robust. We also serve multi-family builders, primarily in the Southwest Region of the U.S. Our various service center locations are close to these builders and enable us to deliver exceptional service to our builder partners. During fiscal 2022, builders accounted for approximately 39.3% of net sales of the Company.

Independent Dealers & Distributors

In 2010, we expanded our business into the dealer channel with the launch of the Waypoint Living Spaces® brand. Today, we sell this brand to over 1,800 regional and local dealers across the country. The dealer channel of the market is the largest by volume, characterized by a high degree of entrepreneurship and one that rewards suppliers that deliver great service. Our ability to provide superior value delivered with exceptional service has helped drive our expansion into this channel and this channel will continue to be a strong growth and market share opportunity for us. Within our distributor channel we also sell our Timberlake® brand through a network of regional distributors who are focused on selling a complete variety of building materials to small and midsized builders and contractors within their local markets. During fiscal 2022, independent dealers and distributors accounted for approximately 12.7% of net sales of the Company.

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

Raw Materials and Suppliers

The primary raw materials used in our products include hard maple, cherry, and beech lumber and plywood. Additional raw materials include paint, particleboard, medium density fiberboard, high density fiberboard, manufactured components, and hardware. We purchase these and other raw materials from more than one source and generally believe them to be readily available. We rely on outside suppliers for some of our key components and do not typically enter into long-term contracts with our suppliers or sourcing partners. We source a portion of our components from third parties in Asia. The distances involved in these arrangements, together with the differences in business practices, shipping and delivery requirements, and laws and regulations add complexity to our supply chain logistics and increase the potential for interruptions in our production scheduling. In addition, prices and availability of these components may be affected by world market conditions and government policies and tariffs that impacted fiscal 2022 and may continue into fiscal 2023.

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

Seasonality

Our business has been subject to seasonal influences, with higher sales typically realized in our first and fourth fiscal quarters. General economic forces and changes in our customer mix have reduced seasonal fluctuations in revenue over the past few years and this trend is expected to continue. The costs of the Company's products are subject to inflationary pressures and commodity price fluctuations. The Company has generally been able, over time, to recover the effects of inflation and commodity price fluctuations through sales price increases, although, as we experienced in fiscal 2022 and continue to experience, there usually is a 6-9 month lag before our sales price increases catch up to such fluctuations.

Human Capital Resources

Employees

As of April 30, 2022, we employed over 10,000 full-time employees, with approximately 271 unionized employees in Anaheim, California. We believe that our employee relations and relationship with the union representing the employees in Anaheim are good.

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

Training

Training is an important part of attracting and retaining a qualified workforce. Through our training programs, we seek to ensure that each employee is engaged, and has opportunities to succeed and advance his or her career. We invest a significant number of hours annually in onboarding, cultural, safety, supervisory, and managerial training activities. Through these activities, as well as our tuition reimbursement programs, executive development opportunities, formal and informal cross-training activities, and other operational training offerings, we strive to establish American Woodmark as an organization dedicated to providing the training and development opportunities necessary to maintain a well-qualified workforce connected to and invested in our continued operational success.

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

Safety

We have established comprehensive safety programs throughout our operations to provide our employees with the tools they need to comply with the safety standards established under federal, state, and local laws and regulations or independently by us. Our safety leadership teams monitor our safety programs and related benchmarking with the goal of improving safety across the Company. Our rate of incidents recordable under the standards of the Occupational Safety and Health Administration (“OSHA”) per one hundred employees per year, also known as the OSHA recordable rate, was 1.40 during fiscal 2022.

In the early stages of the COVID-19 pandemic, we enforced social distancing and enhanced health, safety and sanitation measures, and implemented necessary procedures and support to enable a significant portion of our office personnel to work remotely. We also imposed travel restrictions, transitioned meetings from in-person to virtual formats where possible, and made other operational adjustments in furtherance of the continued safety of our workforce.

Diversity and Inclusion

We are an equal opportunity employer and strive to create an environment free from discrimination and harassment and in which each employee is valued, treated with dignity and respect, and managed in an inclusive manner. We believe that a workplace that encourages the interaction of different perspectives and backgrounds creates superior solutions, approaches, and innovations. Five years ago, we commissioned the first formal team to better understand and evaluate inclusion and diversity at American Woodmark. Since that time, we have taken deliberate steps to educate our leaders and increase internal awareness within our workforce. Among these actions were the following: establishment of Right Environment Councils in each of our locations in an attempt to more effectively engage and connect with employees of all levels as well as the communities in which we serve; enhancing our employee engagement survey process to include measures specific to inclusion and diversity; creation of an external consultant partnership; establishment of our Inclusion, Diversity, Equity, and Alignment (IDEA) team; launching an enterprise-wide inclusion and diversity strategy, and most recently the inclusion of representation metrics as part of our organizational scorecard and incentive pay components. Going forward, we intend to continue our strategy with the goal of enhancing our culture of inclusion while increasing the diversity of people, thought, and perspectives represented throughout our company.

Our Competitive Strengths

Market Leader with Nationwide Manufacturing and Distribution Network

We believe our company holds the number two or three market position in the United States cabinet market with an estimated 10% market share based on publicly available information. We are one of a select number of market participants with a national manufacturing and distribution footprint, which includes 17 manufacturing facilities in the United States and Mexico and eight primary service centers and one distribution center located throughout the United States. Our operating footprint provides us an ability to service our builder, dealer, and home center customers on a national basis, and we offer a broad set of products to serve our customers across a variety of price points. Our facilities are primarily located in or near major metropolitan markets to facilitate efficient product distribution to our customers. We believe the scale and breadth of our operations differentiate us and result in a competitive advantage providing superior customer service, low-cost distribution, and on-time delivery.

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

Item 1A.    RISK FACTORS

There are a number of risks and uncertainties that may affect the Company's business, results of operations, and financial condition. These risks and uncertainties could cause future results to differ from past performance or expected results, including results described in statements elsewhere in this report that constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Additional risks and uncertainties not presently known to the Company or currently believed to be immaterial also may adversely impact the Company's business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on the Company's business, financial condition, and results of operations. These risks and uncertainties, which the Company considers to be most relevant to specific business activities, include, but are not limited to, the following. Additional risks and uncertainties that may affect the Company's business, results of operations, and financial condition are discussed elsewhere in this report, including in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Forward-Looking Statements," "Seasonality," and "Outlook for Fiscal 2023" and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

Risks related to our business and industry

Because of the concentration of our sales to our two largest customers, the loss of either customer or a significant reduction in orders from either customer could adversely affect our financial results. Home Depot and Lowe's collectively accounted for approximately 48.0% of total net sales during the fiscal year 2022. We do not typically enter into long-term sales contracts with Home Depot or Lowe's and our sales usually occur on a "purchase order" basis. Our customers can make significant changes in their purchase volumes and can seek to significantly affect the prices we receive for our products and services and the other terms and conditions on which we do business. They have in the past discontinued, and may in the future choose to discontinue, purchasing some or all of our products with little or no notice. In the past, purchase volumes from our customers, including Home Depot and Lowe's, have fluctuated substantially, and we expect such fluctuations to occur from time to time in the future. Any reduction in, or termination of, our sales to either Home Depot or Lowe's could have a material adverse effect on our business, financial condition, or results of operations.

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

Our business primarily relies on U.S. home improvement, repair and remodel and new home construction activity levels, all of which are impacted by risks associated with fluctuations in the housing market. Downward changes in the general economy, the housing market, or other business conditions could adversely affect our results of operations, cash flows, and financial condition. Our business primarily relies on home improvement, repair and remodel and new home construction activity levels in the United States. The housing market is sensitive to changes in economic conditions and other factors, such as the level of employment, access to labor, consumer confidence, consumer income, availability of financing and interest rate levels, and recent concerns with the housing market. Adverse changes in any of these conditions generally, or in any of the markets where we operate, could decrease demand and could adversely impact our businesses by:
•causing consumers to delay or decrease homeownership;
•making consumers more price conscious resulting in a shift in demand to smaller, less expensive homes;
•making consumers more reluctant to make investments in their existing homes, including kitchen and bath repair and remodel projects; or
•making it more difficult to secure loans for major renovations.

Fluctuating raw material and energy costs could have a material adverse effect on our business and results of operations. We purchase various raw materials, including, among others, wood, wood-based, and resin products, which are subject to price fluctuations that could materially increase our manufacturing costs as we experienced in fiscal 2022 and are continuing to experience. Further, increases in energy costs increase our production costs and also the cost to transport our products, each of which could have a material adverse effect on our business and results of operations. In addition, some of our suppliers have consolidated and other suppliers may do so in the future. Combined with increased demand, such consolidation could increase the price of our supplies and raw materials.

We also may be unwilling or unable to pass on to customers commensurate cost increases. Competitive considerations and customer resistance to price increases may delay or make us unable to adjust selling prices. To the extent we are unable to either re-engineer or otherwise offset increased costs or are unwilling or unable to build price increases into our sales prices, our margins will be negatively affected. Even if we are able to increase our selling prices, sustained price increases for our products may lead to sales declines and loss of market share, particularly if our competitors do not increase their prices, and there is usually a six to month lag before we are able to see the results of our pricing actions. Conversely, when raw materials or energy prices decline, we may receive customer pressure to reduce our sales prices.

These prices are market-based and fluctuate based on factors beyond our control. We do not have long-term fixed supply agreements and do not hedge against price fluctuations. We, therefore, cannot predict our raw materials or energy costs for the coming year.

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

In the initial stages of the COVID-19 pandemic, we were negatively impacted as demand for our products significantly decreased at the initial height of the pandemic in the fourth quarter of fiscal 2020 and first quarter of fiscal 2021, "stay at home" orders and other work disruptions created disruptions to our business operations and our supply chain has been negatively impacted by rising materials and logistics costs. More recently we have experienced supply chain and shipping interruptions and constraints, volatility in demand for our products caused by sudden and significant changes in production levels by our suppliers, disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other product components, transportation, work force, force majeure events, and other manufacturing and distribution capabilities, like the temporary suspension of our Mexican operations in April 2020. We've also experienced disruptions to our operations related to COVID-19 as a result of absenteeism by infected or ill employees, or absenteeism by employees who elect not to come to work due to the illness affecting others at our facilities, or due to quarantines, or as a result of the tight labor market we are currently experiencing.

The ultimate impact of the COVID-19 pandemic, or future pandemics, on our business, results of operations, financial condition, and cash flows remains uncertain and cannot be predicted. The continued impact on our business as a result of the COVID-19 pandemic, or other future pandemics, (directly or indirectly) could materially adversely affect our results of operations, financial condition, cash flows, prospects, and the trading prices of our common stock.

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
•increases in transportation costs or transportation delays;
•work stoppages and labor strikes;

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

The implementation of our Enterprise Resource Planning system could disrupt our business. We are in the process of implementing a common Enterprise Resource Planning (ERP) system across the Company and went live with the first wave of the system, including procurement, general ledger, accounts payable, and projects and fixed assets, in the second half of fiscal 2022, with other processes following thereafter. Although we currently expect the ERP implementation to increase efficiencies by leveraging a common, cloud-based system throughout the Company and standardizing processes and reporting, our ERP system implementation may not result in improvements that outweigh its costs and may disrupt our operations. Our inability to mitigate existing and future disruptions could adversely affect our sales, earnings, financial condition and liquidity. The ERP system implementation subjects us to substantial costs and inherent risks associated with migrating from our legacy systems. These costs and risks could include, but are not limited to:
•significant capital and operating expenditures;
•disruptions to our domestic and international supply chains;
•inability to fill customer orders accurately and on a timely basis, or at all;
•inability to process payments to suppliers, vendors and associates accurately and in a timely manner;
•disruption to our system of internal controls;
•inability to fulfill our SEC or other governmental reporting requirements in a timely or accurate manner;
•inability to fulfill federal, state, or local tax filing requirements in a timely or accurate manner; and
•increased demands on management and staff time to the detriment of other corporate initiatives.

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

The Company believes that the aggregate range of estimated loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of April 30, 2022.

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

Name	Age	Position(s) Held During Past Five Years
M. Scott Culbreth	51	Company President and Chief Executive Officer from July 2020 to present; Company Senior Vice President and Chief Financial Officer from February 2014 to July 2020.

Paul Joachimczyk	50	Company Vice President and Chief Financial Officer from July 2020 to present; Vice President, Financial Planning and Analysis, from February 2019 to July 2020; Vice President of Finance and Corporate Controller at TopBuild Corp. from October 2016 to June 2018; CFO - Functional Transformation at Stanley Black & Decker, Inc. from May 2014 to July 2016.

Robert J. Adams, Jr.	56	Company Senior Vice President, Manufacturing and Technical Operations from August 2015 to present; Company Vice President of Value Stream Operations from September 2012 to August 2015; Company Vice President of Manufacturing and Engineering from April 2012 to September 2012.

Teresa M. May	57	Company Senior Vice President and Chief Marketing Officer from April 2020 to present; Senior Vice President and Chief Marketing Officer of Asurion from May 2018 to April 2020; Vice President of Owens Corning from March 2012 to March 2018.

PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

American Woodmark Corporation common stock is listed on The NASDAQ Global Select Market under the "AMWD" symbol.

As of June 17, 2022 there were approximately 18,200 total shareholders of the Company's common stock, including 6,200 shareholders of record and 12,000 beneficial owners whose shares are held in "street" name by securities broker-dealers or other nominees. The Company's shareholders also include approximately 58% of the Company's employees who are eligible to participate in the American Woodmark Corporation Retirement Savings Plan. The Company does not currently pay cash dividends and has no current intention to do so in the near future. The determination as to the payment of future dividends will be made by the Board of Directors (the "Board") from time to time and will depend on the Company's then current financial condition, capital requirements, and results of operations, as well as any other factors then deemed relevant by the Board, and will be subject to applicable restrictions in the credit agreement governing the Company's credit facility

Stock Performance Graph

The performance graph shown below compares the percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of the Russell 2000 Index and Standard & Poor's Household Durables Index for the period from April 30, 2017 through April 30, 2022. The graph assumes an initial investment of $100 and the reinvestment of dividends. The graph is based on historical data and is not intended to be a forecast or indication of future performance of American Woodmark common stock.

Performance Graph (Total Return)

Dollars
200
175
150
125
100
75
50
25
2017
2018
2019
2020
2021
2022
Years ended April 30
American Woodmark Corporation
Russell 2000 Index
S&P Household Durables Index

	2017	2018	2019	2020	2021	2022
American Woodmark Corporation	$100.00	$89.40	$97.90	$55.90	$108.20	$51.00
Russell 2000 Index	$100.00	$111.50	$116.70	$97.60	$170.60	$141.90
S&P Household Durables Index	$100.00	$92.80	$85.30	$80.10	$157.50	$120.10

The graph and related information above are not deemed to be "filed" with the Securities and Exchange ("SEC") for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any future filing made by us with the SEC, except to the extent that we specifically incorporate it by reference into any such filing.

Item 6.        [Reserved.]

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain income and expense items as a percentage of net sales:

	PERCENTAGE OF NET SALES
	Fiscal Years Ended April 30
	2022	2021	2020
Net sales	100.0%	100.0%	100.0%
Cost of sales and distribution	87.8	81.5	80.2
Gross profit	12.2	18.5	19.8
Selling and marketing expenses	5.0	5.1	5.0
General and administrative expenses	5.3	6.5	6.9
Restructuring charges, net	—	0.3	—
Operating income	1.9	6.6	7.9
Pension settlement, net	3.7	—	—
Interest expense/other (income) expense, net	0.5	2.0	1.9
Income before income taxes	(2.3)	4.6	6.0
Income tax expense	(0.7)	1.1	1.5
Net income	(1.6)	3.5	4.5

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes contained elsewhere in this report.

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
•an inability to obtain raw materials in a timely manner or fluctuations in raw material, transportation, and energy costs due to inflation;
•a failure to attract and retain certain members of management or other key employees or other negative labor developments, including increases in the cost of labor;competition from other manufacturers and the impact of such competition on pricing and promotional levels;
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
•the unavailability of adequate capital for our business to grow and compete; and
•limitations on operating our business as a result of covenant restrictions under our indebtedness, our ability to pay amounts due under our credit facilities and our other indebtedness, and interest rate increases.

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

Overview

American Woodmark Corporation manufactures and distributes kitchen, bath and home organization products for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors. At April 30, 2022, the Company operated 17 manufacturing facilities in the United States and Mexico and eight primary service centers and one distribution center located throughout the United States.

Financial Overview

A number of general market factors impacted the Company's business in fiscal 2022, including:

•The unemployment rate decreased by 41% compared to April 2021, to 3.6% as of April 2022 according to data provided by the U.S. Department of Labor;
•Increase in single family housing starts during the Company's fiscal 2022 of 13%, as compared to the Company's fiscal 2021, according to the U.S. Department of Commerce;
•Mortgage interest rates increased with a 30-year fixed mortgage rate of 5.1% in April 2022, an increase of approximately 204 basis points compared to April 2021;
•The median price of existing homes sold in the U.S. rose by 16.4% during the Company's fiscal 2022, according to data provided by the National Association of Realtors;
•Consumer sentiment, as reported by the University of Michigan, averaged 26.2% lower during the Company's fiscal 2022 than in its prior fiscal year; and
•Cabinet sales, as reported by members of the Kitchen Cabinet Manufacturers Association (KCMA), increased by 14.4% during fiscal 2022 versus the prior fiscal year.

The Company's largest remodeling customers and competitors continued to utilize sales promotions in the Company's product category during fiscal 2022.  The Company strives to maintain its promotional levels in line with market activity, with a goal of remaining competitive. The Company experienced lower promotional levels during fiscal 2022 than those experienced in its prior fiscal year. Sales in the remodel channel increased 5.2% during the fiscal year.

Sales in the new construction channel increased 8.6% during fiscal 2022 due to a rise in new housing starts and an increase in sales in the opening price point cabinets in our Origins by Timberlake brand.
The Company increased its net sales by 6.5% during fiscal 2022, which was driven by growth in the home center, builder and independent dealers and distributors channels.

Gross margin for fiscal 2022 was 12.2%, a decrease from 18.5% in fiscal 2021.  The decrease in gross margin was primarily due to higher material and logistics costs, supply chain disruptions, and increases related to wage and retention programs. This was partially offset by the increase in sales creating leverage of our fixed expenses in our operating platforms.

The Company incurred a net loss of $29.7 million in fiscal 2022, net income of $61.2 million in fiscal 2021, and net income of $73.7 in fiscal 2020. The net loss in fiscal 2022 is primarily due to onetime pension settlement charges of $68.5 million related to the termination of the Company's pension plan.
The Company regularly considers the need for a valuation allowance against its deferred tax assets. The Company has been profitable for the past 9 years. As of April 30, 2022, the Company had total deferred tax assets of $40.8 million net of valuation allowance, down from $45.2 million of deferred tax assets net of valuation allowance at April 30, 2021. Deferred tax assets are reduced by a valuation allowance when, after considering all positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  The Company has recorded a valuation allowance related to deferred tax assets for certain state investment tax credit ("ITC") carryforwards. These credits expire in various years beginning in fiscal 2028. The Company believes based on positive evidence of the housing industry improvement along with 9 consecutive years of profitability that the Company will more likely than not realize all other remaining deferred tax assets.

The Company also regularly assesses its long-lived assets to determine if any impairment has occurred. The Company has concluded that none of its long-lived assets were impaired as of April 30, 2022.

Results of Operations

	FISCAL YEARS ENDED APRIL 30

(Dollars in thousands)	2022	2021	2020	2022 vs. 2021 PERCENT CHANGE	2021 vs. 2020 PERCENT CHANGE

Net sales	$1,857,186	$1,744,014	$1,650,333	6.5%	5.7%
Gross profit	226,444	322,118	326,562	(29.7)%	(1.4)%
Selling and marketing expenses	92,555	89,011	83,092	4.0%	7.1%
General and administrative expenses	97,547	112,521	113,353	(13.3)%	(0.7)%
Interest expense, net	10,189	23,128	29,027	(55.9)%	(20.3)%

Net Sales

Net sales for fiscal 2022 increased 6.5% to $1,857.2 million from the prior fiscal year. The Company experienced growth in the home center, builder and independent dealers and distributors channels.

Net sales for fiscal 2021 increased 5.7% to $1,744.0 million from the prior fiscal year. The Company experienced growth in the home center, builder and independent dealers and distributors channels.

Gross Profit

Gross profit as a percentage of sales decreased to 12.2% in fiscal 2022 as compared with 18.5% in fiscal 2021. The decrease in gross profit margin was primarily due to higher material and logistics costs, and increases related to wage and retention programs. This was partially offset by the increase in sales creating leverage of our fixed expenses in our operating platforms.

Gross profit as a percentage of sales decreased to 18.5% in fiscal 2021 as compared with 19.8% in fiscal 2020. The decrease in gross profit margin was primarily due to higher material and logistics costs, investments made to establish our distribution center in Texas, and increases related to wage and retention programs. This was partially offset by the increase in sales creating leverage of our fixed expenses in our operating platforms.

Selling and Marketing Expenses

Selling and marketing costs increased by $3.5 million or 4.0% during fiscal 2022 versus the prior year. Selling and marketing expenses in fiscal 2022 were 5.0% of net sales, compared with 5.1% of net sales in fiscal 2021

Selling and marketing expenses in fiscal 2021 and fiscal 2020 were both 5.1% of net sales. Selling and marketing costs increased by $5.9 million or 7% during fiscal 2021 versus the prior year.

General and Administrative Expenses

General and administrative expenses decreased by $15.0 million or 13.3% during fiscal 2022 versus the prior fiscal year. General and administrative costs decreased to 5.3% of net sales in fiscal 2022 compared with 6.5% of net sales in fiscal 2021. The decrease in general and administrative expenses was primarily due to controlled spending and reduced incentive costs.

General and administrative expenses decreased by $0.8 million or 0.7% during fiscal 2021 versus the prior fiscal year. General and administrative costs decreased to 6.5% of net sales in fiscal 2021 compared with 6.9% of net sales in fiscal 2020.

Effective Income Tax Rates

The Company generated pre-tax loss of $43.0 million during fiscal 2022. The Company's effective tax rate increased from 24.1% in fiscal 2021 to 30.8% in fiscal 2022 primarily due to the pre-tax loss and benefit from higher federal income tax credits. The Company's effective tax rate decreased from 25.5% in fiscal 2020 to 24.1% in fiscal 2021. The lower effective tax rate was primarily due to the benefit from federal income tax credits.

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

We define EBITDA as net income (loss) adjusted to exclude (1) income tax expense (benefit), (2) interest expense, net, (3) depreciation and amortization expense, and (4) amortization of customer relationship intangibles and trademarks. We define Adjusted EBITDA as EBITDA adjusted to exclude (1) expenses related to the RSI Acquisition and the subsequent restructuring charges that the Company incurred related to the acquisition, (2) non-recurring restructuring charges, (3) net gain/loss on debt forgiveness and modification, (4) stock-based compensation expense, (5) gain/loss on asset disposals, (6) change in fair value of foreign exchange forward contracts, and (7) pension settlement charges. We believe Adjusted EBITDA, when presented in conjunction with comparable GAAP measures, is useful for investors because management uses Adjusted EBITDA in evaluating the performance of our business.

We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales.

Adjusted EPS per diluted share

We use Adjusted EPS per diluted share in evaluating the performance of our business and profitability. Management believes that this measure provides useful information to investors by offering additional ways of viewing the Company's results by providing an indication of performance and profitability excluding the impact of unusual and/or non-cash items. We define Adjusted EPS per diluted share as diluted earnings per share excluding the per share impact of (1) expenses related to the RSI Acquisition and the subsequent restructuring charges that the Company incurred related to the acquisition, (2) non-recurring restructuring charges, (3) the amortization of customer relationship intangibles and trademarks, (4) net gain/loss on debt forgiveness and modification, (5) pension settlement charges, and (6) the tax benefit of RSI Acquisition expenses and subsequent restructuring charges, the net gain/loss on debt forgiveness and modification, and the amortization of customer relationship intangibles and trademarks. The amortization of intangible assets is driven by the RSI Acquisition and will recur in future periods. Management has determined that excluding amortization of intangible assets from our definition of Adjusted EPS per diluted share will better help it evaluate the performance of our business and profitability and we have also received similar feedback from some of our investors regarding the same.
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

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth in the following tables:

Reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin

	FISCAL YEARS ENDED APRIL 30,
(Dollars in thousands)	2022	2021	2020

Net income (loss) (GAAP)	$(29,722)	$61,193	$73,653
Add back:
Income tax expense (benefit)	(13,257)	19,500	25,275
Interest expense, net	10,189	23,128	29,027
Depreciation and amortization expense	50,939	51,100	49,513
Amortization of customer relationship intangibles and trademarks	45,667	47,889	49,000
EBITDA (Non-GAAP)	$63,816	$202,810	$226,468
Add back:
Acquisition and restructuring related expenses (1)	80	174	221
Non-recurring restructuring charges, net (2)	183	5,848	—
Pension settlement, net	68,473	—	—
Change in fair value of foreign exchange forward contracts (3)	—	(1,102)	1,102
Net loss on debt forgiveness and modification (4)	—	13,792	—
Stock-based compensation expense	4,708	4,598	3,989
Loss on asset disposal	697	384	2,629
Adjusted EBITDA (Non-GAAP)	$137,957	$226,504	$234,409

Net Sales	$1,857,186	$1,744,014	$1,650,333

Net income margin (GAAP)	(1.6)%	3.5%	4.5%
Adjusted EBITDA margin (Non-GAAP)	7.4%	13.0%	14.2%
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

A reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin as projected for fiscal 2023 is not provided because we do not forecast net income as we cannot, without unreasonable effort, estimate or predict with certainty various components of net income.

Adjusted EPS per diluted share

	FISCAL YEARS ENDED APRIL 30,
(Dollars in thousands, except share and per share data)	2022	2021	2020

Net income (loss) (GAAP)	$(29,722)	$61,193	$73,653
Add back:
Acquisition and restructuring related expenses	80	174	221
Non-recurring restructuring charges, net	183	5,848	—
Pension settlement, net	68,473	—	—
Amortization of customer relationship intangibles and trademarks	45,667	47,889	49,000
Net loss on debt forgiveness and modification	—	13,792	—
Tax benefit of add backs	(29,859)	(17,467)	(12,305)
Adjusted net income (Non-GAAP)	$54,822	$111,429	$110,569

Weighted average diluted shares (GAAP)	16,592,358	17,036,730	16,952,480
Add back: potentially anti-dilutive shares (1)	48,379	—	—
Weighted average diluted shares (Non-GAAP)	16,640,737	17,036,730	16,952,480

EPS per diluted share (GAAP)	$(1.79)	$3.59	$4.34
Adjusted EPS per diluted share (Non-GAAP)	$3.29	$6.54	$6.52
(1) Potentially dilutive securities for the twelve-month period ended April 30, 2022 have not been considered in the GAAP calculation of net loss per shares as effect would be anti-dilutive.

Free cash flow

	FISCAL YEARS ENDED APRIL 30,
(Dollars in thousands)	2022	2021	2020

Cash provided by operating activities	$24,445	$151,763	$177,542
Less: Capital expenditures (1)	51,582	46,318	40,739
Free cash flow	$(27,137)	$105,445	$136,803
(1) Capital expenditures consist of cash payments for property, plant and equipment and cash payments for investments in displays.

Outlook for Fiscal 2023

We expect mid-teens to high-teens growth rate in net sales for fiscal 2023 versus fiscal 2022. The growth rate is highly dependent upon overall industry, economic growth trends, material constraints, labor impacts, interest rates and consumer behaviors. Our previously announced price increases will continue to take effect at various stages throughout fiscal 2023, with pricing being realized first in our new construction channel, followed by dealer distributor and then home centers.

Our outlook for adjusted EBITDA margin percent for fiscal 2023 will range from high single digit to low double-digit EBITDA. Inflationary pressures for raw materials, fuel and logistics will continue at least through the first half of fiscal 2023, and we expect margins will expand sequentially throughout the second quarter of fiscal 2023 through the fourth quarter of fiscal 2023 as our price realization grows and efficiencies with manufacturing operations improve.

We will continue our investment back into the business by increasing our capital investment rate to a range of 3.0 to 3.5% of net sales. These investments will range from the continuation of our ERP journey to get on the cloud, digital investments in our customer experience and reinvesting in our manufacturing facilities to help reduce labor dependencies, improve quality and increase capacity. We are choosing to make these additional investments into our core business which will help improve sales and enhance our margins in the future.

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

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $22.3 million at April 30, 2022, representing a $68.7 million decrease from its April 30, 2021 levels. At April 30, 2022, total long-term debt (including current maturities) was $508.9 million, a decrease of $12.8 million from the balance at April 30, 2021. The Company's ratio of long-term debt to total capital was 39.6% at April 30, 2022, compared with 40.4% at April 30, 2021. The Company's main source of liquidity is its cash and cash equivalents on hand and cash generated from its operating activities, which we expect to continue into fiscal 2023. Approximately $237.0 million was available under this facility as of April 30, 2022.  See Note F — Loans Payable and Long-Term Debt for further discussion on our indebtedness.

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

As of April 30, 2022 and 2021, the Company had no off-balance sheet arrangements.

OPERATING ACTIVITIES

Cash provided by operating activities in fiscal 2022 was $24.4 million, compared with $151.8 million in fiscal 2021. The decrease in the Company's cash from operating activities was driven primarily by a decrease in net income and decreased cash flows from inventories, accrued marketing expenses, other accrued expenses, and accounts payable, which were partially offset by an increase in cash flows from customer receivables.

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

The Company made no contributions to its pension plan in fiscal 2022, 2021, and made contributions of $0.5 million to its pension plans during fiscal 2020.The Company recognized a pension settlement charge of $68.3 million in fiscal 2022.

INVESTING ACTIVITIES

The Company's investing activities primarily consist of capital expenditures and investments in promotional displays. Net cash used by investing activities in fiscal 2022 was $51.6 million, compared with $42.4 million in fiscal 2021 and $38.9 million in fiscal 2020. Investments in property, plant and equipment for fiscal 2022 were $44.1 million, compared with $35.7 million in fiscal 2021 and $31.7 million in fiscal 2020. Investments in promotional displays were $7.5 million in fiscal 2022, compared with $10.6 million in fiscal 2021 and $9.1 million in fiscal 2020.

FINANCING ACTIVITIES

The Company realized a net outflow of $41.6 million from financing activities in fiscal 2022 compared with a net outflow of $115.3 million in fiscal 2021, and a net outflow of $99.2 million in fiscal 2020. During fiscal 2022, $15.5 million, net, was used to repay long-term debt, compared with approximately $82.5 million in fiscal 2021 and $98.5 million in fiscal 2020.

On August 22, 2019, the Board authorized a stock repurchase program of up to $50 million of the Company's common shares. On May 25, 2021, the Board authorized a stock repurchase program of up to $100 million of the Company's outstanding common shares. In conjunction with this authorization the Board cancelled the remaining portion of the $50 million existing authorization, of which the Company had repurchased $20 million in the fourth quarter of fiscal 2021. The Company repurchased $25.0 million during fiscal 2022 and $20.0 million during fiscal 2021. The Company did not repurchase any of its shares during the fiscal year ended April 30, 2020.

Cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations, and fund capital expenditures for fiscal 2023.

Future minimum annual commitments for contractual obligations under term loans, the Revolving Facility, capital and operating lease obligations, and other long-term debt amount to $27.6 million in fiscal 2023, $77.6 million in fiscal 2024-25, $505.3 million in fiscal 2026-27, and $30.5 million in fiscal 2028 and thereafter.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Pensions. Prior to April 30, 2020, the Company had two non-contributory defined benefit pension plans covering many of the Company's employees hired prior to April 30, 2012. Effective April 30, 2012, the Company froze all future benefit accruals under the Company's hourly and salaried defined benefit pension plans. Effective April 30, 2020, these plans were merged into one plan. Effective December 31, 2020 the Plan was terminated in a standard termination and benefits were distributed on December 2, 2021.

Goodwill. Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In accordance with the accounting standards, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. There were no impairment charges related to goodwill for the fiscal years 2022, 2021, and 2020..

The on-going COVID-19 pandemic, Russia's military actions in Ukraine, related global supply chain constraints, and higher raw material costs have created volatility, uncertainty and economic disruption for the Company, our customers and vendors, and the markets in which we do business. We have experienced production delays, disruptions in component availability, increased pricing both for labor and parts, lower levels of factory utilization and higher logistics, transportation, energy, and operational costs. Such business conditions are expected to continue into fiscal 2023. In addition, as of April 30, 2022, our stock price has declined to $46.85.

It is possible that, during the fiscal 2023 or beyond, business conditions could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could fluctuate. Such fluctuation could be caused by uncertainty about the severity and length of the COVID-19 pandemic, and its impact on global activity.

A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a quantitative assessment during fiscal 2023 or beyond. If assumed net sales and cash flow projections are not achieved in future periods or our common stock price declines from its fiscal 2022 year end price, our goodwill could be at risk of failing the quantitative assessment and goodwill and intangibles could be impaired.

Intangible Assets. Intangible assets consist of customer relationship intangibles. The Company amortizes the cost of intangible assets over their estimated useful lives, six years, unless such lives are deemed indefinite. The Company reviews its intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges related to other intangible assets for the fiscal years 2022, 2021, and 2020.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intraperiod tax allocations and calculating income taxes in interim periods. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 became effective for the Company beginning May 1, 2021. The Company has reviewed the provisions of this new pronouncement and the adoption of this guidance did not have an impact on the Company's consolidated financial statements.

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

Our revolving credit facility, initial term loan facility and delayed draw term loan facility, include a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of April 30, 2022 would increase our annual interest expense by approximately $3.1 million.

In May 2021, we entered into interest rate swaps to hedge approximately $200 million of our variable interest rate debt. See Note J — Derivative Financial Instruments for further discussion.

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

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	APRIL 30
(in thousands, except share and per share data)	2022	2021

ASSETS
Current Assets
Cash and cash equivalents	$22,325	$91,071
Customer receivables, net	156,961	146,866
Inventories	228,259	158,167
Prepaid expenses and other	21,112	13,861
Total Current Assets	428,657	409,965

Property, plant and equipment, net	213,808	204,002
Operating lease right-of-use assets	108,055	123,118
Customer relationships intangibles, net	76,111	121,778
Goodwill, net	767,612	767,612
Promotional displays, net	12,565	14,554
Deferred income taxes	1,469	1,118
Other assets	24,219	12,252
TOTAL ASSETS	$1,632,496	$1,654,399

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$111,422	$91,622
Current maturities of long-term debt	2,264	8,322
Short-term lease liability - operating	21,985	19,994
Accrued compensation and related expenses	44,436	58,577
Accrued marketing expenses	15,881	20,019
Other accrued expenses	20,240	21,913
Total Current Liabilities	216,228	220,447

Long-term debt, less current maturities	506,732	513,450
Deferred income taxes	38,340	42,891
Long-term lease liability - operating	95,084	109,628
Other long-term liabilities	3,229	11,745

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at April 30, 2022: 16,570,619, at April 30, 2021: 16,801,101	363,224	362,524
Retained earnings	399,434	448,282
Accumulated other comprehensive income (loss)	10,225	(54,568)
Total Shareholders' Equity	772,883	756,238
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,632,496	$1,654,399
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FISCAL YEARS ENDED APRIL 30
(in thousands, except per share data)	2022	2021	2020

Net sales	$1,857,186	$1,744,014	$1,650,333
Cost of sales and distribution	1,630,742	1,421,896	1,323,771
Gross Profit	226,444	322,118	326,562

Selling and marketing expenses	92,555	89,011	83,092
General and administrative expenses	97,547	112,521	113,353
Restructuring charges, net	183	5,848	(18)
Operating Income	36,159	114,738	130,135

Interest expense, net	10,189	23,128	29,027
Pension settlement, net	68,473	—	—
Other expense, net	476	10,917	2,180
Income (Loss) Before Income Taxes	(42,979)	80,693	98,928

Income tax expense (benefit)	(13,257)	19,500	25,275

Net Income (Loss)	$(29,722)	$61,193	$73,653

SHARE INFORMATION
Earnings (loss) per share
Basic	$(1.79)	$3.61	$4.36
Diluted	$(1.79)	$3.59	$4.34

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2022	2021	2020

Net income (loss)	$(29,722)	$61,193	$73,653

Other comprehensive income (loss), net of tax:
Change in pension benefits, net of taxes of $18,481, $(1,156) and $(573), respectively	54,568	(3,395)	(1,682)
Change in cash flow hedges (swap), net of deferred taxes of $3,463	10,225	—	—

Total Comprehensive Income	$35,071	$57,798	$71,971

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	LOSS	EQUITY
Balance, April 30, 2019	16,849,026	$352,424	$329,540	$(49,491)	$632,473

Net income	—	—	73,653	—	73,653
Other comprehensive loss, net of tax	—	—	—	(1,682)	(1,682)
Stock-based compensation	—	3,989	—	—	3,989
Exercise of stock-based compensation awards, net of amounts withheld for taxes	31,790	(755)	—	—	(755)
Employee benefit plan contributions	45,721	3,772	—	—	3,772
Balance, April 30, 2020	16,926,537	$359,430	$403,193	$(51,173)	$711,450

Net income	—	—	61,193	—	61,193
Other comprehensive loss, net of tax	—	—	—	(3,395)	(3,395)
Stock-based compensation	—	4,598	—	—	4,598
Exercise of stock-based compensation awards, net of amounts withheld for taxes	29,019	(1,351)	—	—	(1,351)
Stock repurchases	(200,046)	(3,896)	(16,104)	—	(20,000)
Employee benefit plan contributions	45,591	3,743	—	—	3,743
Balance, April 30, 2021	16,801,101	$362,524	$448,282	$(54,568)	$756,238

Net loss	—	—	(29,722)	—	(29,722)
Other comprehensive income, net of tax	—	—	—	64,793	64,793
Stock-based compensation	—	4,708	—	—	4,708
Exercise of stock-based compensation awards, net of amounts withheld for taxes	29,808	(1,072)	—	—	(1,072)
Stock repurchases	(299,781)	(5,874)	(19,126)	—	(25,000)
Employee benefit plan contributions	39,491	2,938	—	—	2,938
Balance, April 30, 2022	16,570,619	$363,224	$399,434	$10,225	$772,883

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2022	2021	2020

OPERATING ACTIVITIES
Net income (loss)	$(29,722)	$61,193	$73,653
Adjustments to reconcile net income (loss) to net cash and
cash equivalents provided by operating activities:
Depreciation and amortization	96,606	100,289	98,513
Net (gain) loss on disposal of property, plant and equipment	697	(1,859)	2,629
Reduction in carrying amount of operating lease right-of-use assets	27,610	27,192	25,405
Amortization of debt issuance costs	867	2,501	2,603
Unrealized (gain) loss on foreign exchange forward contracts	—	(1,102)	1,102
Loss on extinguishment of debt	—	13,792	—
Stock-based compensation expense	4,708	4,598	3,989
Deferred income taxes	(25,717)	(12,840)	(11,911)
Pension contributions in excess of (less than) expense	710	(2,007)	(1,130)
Pension settlement, net	68,473	—	—
Contributions of employer stock to employee benefit plan	2,938	3,743	3,772
Other non-cash items	489	4,140	672
Changes in operating assets and liabilities (net of acquired assets and liabilities):
Customer receivables	(11,366)	(42,829)	21,018
Inventories	(70,386)	(34,454)	(2,866)
Income taxes receivable	(6,206)	488	1,162
Prepaid expenses and other assets	(3,542)	(6,456)	(3,165)
Accounts payable	16,386	32,752	(6,237)
Accrued compensation and related expenses	(15,518)	1,226	(5,843)
Operating lease liabilities	(25,100)	(24,371)	(22,595)
Marketing and other accrued expenses	(7,482)	25,767	(3,229)
Net Cash Provided by Operating Activities	24,445	151,763	177,542

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(44,122)	(35,734)	(31,670)
Proceeds from sales of property, plant and equipment	10	3,889	323
Maturities of certificates of deposit	—	—	1,500
Investment in promotional displays	(7,460)	(10,584)	(9,069)
Net Cash Used by Investing Activities	(51,572)	(42,429)	(38,916)

FINANCING ACTIVITIES
Payments of long-term debt	(50,891)	(432,508)	(98,468)
Proceeds from long-term debt	35,430	350,000	—
Proceeds from issuance of common stock and other	—	—	295
Repurchase of common stock	(25,000)	(20,000)	—
Withholding of employee taxes related to stock-based compensation	(1,116)	(1,351)	(1,050)
Debt issuance cost	(42)	(2,930)	—
Premium paid on debt extinguishment	—	(8,533)	—

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2022	2021	2020

Net Cash Used by Financing Activities	(41,619)	(115,322)	(99,223)

Net (Decrease) Increase in Cash and Cash Equivalents	(68,746)	(5,988)	39,403

Cash and Cash Equivalents, Beginning of Year	91,071	97,059	57,656

Cash and Cash Equivalents, End of Year	$22,325	$91,071	$97,059

Supplemental cash flow information:
Non-cash investing and financing activities:
Property, plant and equipment	$1,050	$2,527	$1,303

Cash paid during the period for:
Interest	$9,904	$22,981	$27,654
Income taxes	$18,761	$33,055	$36,154

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

Revenue Recognition: Our principal performance obligations are the sale of kitchen, bath, and home organization products. The Company recognizes revenue as control of our products is transferred to our customers, which is at the time of shipment or upon delivery based on the contractual terms with our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods to our customers. Payment terms on our product sales normally range from 30 to 90 days. Taxes assessed by a governmental authority that we collect are excluded from revenue. The expected costs associated with our contractual warranties are recognized as expense when the products are sold. See Note L — Commitments and Contingencies for further discussion.

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

Advertising Costs: Advertising costs are expensed as incurred. Advertising expenses for fiscal years 2022, 2021, and 2020 were $32.6 million, $34.1 million, and $33.9 million, respectively.

Cash and Cash Equivalents: Cash in excess of operating requirements is invested in money market accounts which are carried at cost (which approximates fair value). The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Inventories:  On May 1, 2021, the Company changed its accounting method for inventory valuation for inventories which previously utilized a last-in, first-out ("LIFO") basis to a first-in, first-out ("FIFO") basis. As of April 30, 2022 and 2021, inventories accounted for under the LIFO method would have represented approximately 44%, and 43%, respectively, of the Company's total inventories during each of the respective periods. We believe this change in accounting method is preferable as it: (i) results in a uniform method to value our inventory across the entire organization; (ii) improves comparability with our peers; (iii) is expected to better reflect the current value of inventory on the consolidated balance sheets and would result in a better matching of revenue and expense, and (iv) is reflective of the physical flow of inventory.

All prior periods presented in the Consolidated Financial Statements have been retrospectively adjusted to apply the effects of the change in accounting method from the LIFO method to FIFO method of accounting. As of April 30, 2021, the cumulative effect of the change increased inventories by $17.9 million, partially offset by $4.5 million in deferred income taxes resulting in an impact to retained earnings of approximately $13.3 million. There was no impact on total cash provided by operating activities for the periods presented as a result of this change. The impact of the change in accounting method to net earnings was $1.9 million in fiscal 2022.

As a result of the change in accounting method, the Company now uses the FIFO method of inventory costing across the entire organization. Costs include materials, labor, and production overhead at normal production capacity. Costs do not exceed net realizable values. See Note C — Inventories for additional information.

The following tables reflect the effect of the change in accounting method on our current period Consolidated Financial Statements (in thousands except for per share amounts):

Consolidated Statement of Income for the year ended April 30, 2022
	As Computed under previous method	Effect of Change	As Reported under FIFO
Cost of sales and distribution	$1,633,255	$(2,513)	$1,630,742
Gross Profit	$223,931	$2,513	$226,444
Operating Income	$33,646	$2,513	$36,159
Income (Loss) Before Income Taxes	$(45,492)	$2,513	$(42,979)
Income tax expense (benefit)	$(13,913)	$656	$(13,257)
Net Income (Loss)	$(31,579)	$1,857	$(29,722)
Net earnings (loss) per share, basic	$(1.90)	$0.11	$(1.79)
Net earnings (loss) per share, diluted	$(1.90)	$0.11	$(1.79)

Consolidated Balance Sheet as of April 30,2022
	As Computed under previous method	Effect of Change	As Reported under FIFO
Inventories	$225,746	$2,513	$228,259
Total current assets	$426,144	$2,513	$428,657
Total assets	$1,629,983	$2,513	$1,632,496
Other accrued expenses	$19,584	$656	$20,240
Total current liabilities	$215,572	$656	$216,228
Retained earnings	$397,577	$1,857	$399,434
Total shareholders' equity	$771,026	$1,857	$772,883
Total liabilities and shareholders' equity	$1,629,983	$2,513	$1,632,496

Consolidated Statement of Cash Flows for the year ended April 30, 2022
	As Computed under previous method	Effect of Change	As Reported under FIFO
Net Income (Loss)	$(31,579)	$1,857	$(29,722)
Inventories	$(67,873)	$(2,513)	$(70,386)
Income taxes receivable	$(6,862)	$656	$(6,206)

Consolidated Statement of Shareholders' equity for the year ended April 30, 2022
	As Computed under previous method	Effect of Change	As Reported under FIFO
Net Income (Loss)	$(31,579)	$1,857	$(29,722)
Total shareholders' equity	$771,026	$1,857	$772,883

Consolidated Statement of Comprehensive income for the year ended April 30, 2022
	As Computed under previous method	Effect of Change	As Reported under FIFO
Net Income (Loss)	$(31,579)	$1,857	$(29,722)
Total Comprehensive Income	$33,214	$1,857	$35,071

As a result of the retrospective application of the change in accounting method, certain line items in our Consolidated Financial Statements and related notes were adjusted as follows:

Consolidated Statement of Income for the year ended April 30, 2021
	As Previously Reported	Effect of Change	As Adjusted
Cost of sales and distribution	$1,424,739	$(2,843)	$1,421,896
Gross Profit	$319,275	$2,843	$322,118
Operating Income	$111,680	$3,058	$114,738
Income Before Income Taxes	$77,435	$3,258	$80,693
Income tax expense	$18,672	$828	$19,500
Net Income	$58,763	$2,430	$61,193
Net earnings per share, basic	$3.46	$0.15	$3.61
Net earnings per share, diluted	$3.45	$0.14	$3.59

Consolidated Balance Sheet as of April 30, 2021
	As Previously Reported	Effect of Change	As Adjusted
Inventories	$140,282	$17,885	$158,167
Total current assets	$392,080	$17,885	$409,965
Total assets	$1,636,514	$17,885	$1,654,399
Deferred income taxes	$38,348	$4,543	$42,891
Retained earnings	$434,940	$13,342	$448,282
Total shareholders' equity	$742,896	$13,342	$756,238
Total liabilities and shareholders' equity	$1,636,514	$17,885	$1,654,399

Consolidated Statement of Cash Flows for the year ended April 30, 2021
	As Previously Reported	Effect of Change	As Adjusted
Net income	$58,763	$2,430	$61,193
Deferred income taxes	$(13,668)	$828	$(12,840)
Inventories	$(31,196)	$(3,258)	$(34,454)

Consolidated Statement of Shareholders' equity for the year ended April 30, 2021
	As Previously Reported	Effect of Change	As Adjusted
Net income	$58,763	$2,430	$61,193
Total shareholders' equity	$742,896	$13,342	$756,238

Consolidated Statement of Comprehensive income for the year ended April 30, 2021
	As Previously Reported	Effect of Change	As Adjusted
Net income	$58,763	$2,430	$61,193
Total Comprehensive Income	$55,368	$2,430	$57,798

Consolidated Statement of Income for the year ended April 30, 2020
	As Previously Reported	Effect of Change	As Adjusted
Cost of sales and distribution	$1,321,147	$2,624	$1,323,771
Gross Profit	$329,186	$(2,624)	$326,562
Operating Income	$132,262	$(2,127)	$130,135
Income Before Income Taxes	$100,548	$(1,620)	$98,928
Income tax expense	$25,687	$(412)	$25,275
Net Income	$74,861	$(1,208)	$73,653
Net earnings per share, basic	$4.43	$(0.07)	$4.36
Net earnings per share, diluted	$4.42	$(0.08)	$4.34

Consolidated Statement of Cash Flows for the year ended April 30, 2020
	As Previously Reported	Effect of Change	As Adjusted
Net income	$74,861	$(1,208)	$73,653
Deferred income taxes	$(11,499)	$(412)	$(11,911)
Inventories	$(4,486)	$1,620	$(2,866)

Consolidated Statement of Shareholders' equity for the year ended April 30, 2020
	As Previously Reported	Effect of Change	As Adjusted
Net income	$74,861	$(1,208)	$73,653
Total shareholders' equity	$700,538	$10,912	$711,450

Consolidated Statement of Comprehensive income for the year ended April 30, 2020
	As Previously Reported	Effect of Change	As Adjusted
Net income	$74,861	$(1,208)	$73,653
Total Comprehensive Income	$73,179	$(1,208)	$71,971

Consolidated Statement of Stockholders' equity for the year ended April 31, 2019
	As Previously Reported	Effect of Change	As Adjusted
Retained earnings as of April 30, 2019	$317,420	$12,120	$329,540
Total shareholders' equity as of April 30,2019	$620,353	$12,120	$632,473

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

Impairment of Long-Lived Assets: The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal years 2022, 2021, and 2020, the Company concluded no impairment existed.
Goodwill: Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In accordance with the accounting standards, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not more likely than not impaired, the entity is not required to take further action. However, if an entity concludes otherwise, it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. During fiscal years 2022, 2021, and 2020, the Company concluded no impairment existed.

Intangible Assets: Intangible assets consist of customer relationship intangibles. The Company amortizes the cost of intangible assets over their estimated useful lives, six years, unless such lives are deemed indefinite. The Company reviews its intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal years 2022, 2021, and 2020, the Company concluded no impairment existed.

Promotional Displays: The Company invests in promotional displays in retail stores to demonstrate product features, product and quality specifications, and to serve as a training tool for retail kitchen designers. The Company invests in these long-lived productive assets to provide the aforementioned benefits. The Company's investment in promotional displays is carried at cost less applicable amortization. Amortization is calculated using the straight-line method on an individual display basis over periods of 24 to 60 months (the estimated period of benefit). Promotional display amortization expense for fiscal years 2022, 2021, and 2020 was $10.0 million, $10.0 million, and $8.2 million, respectively, and is included in selling and marketing expenses.

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

Pensions: Prior to April 30, 2020, the Company had two non-contributory defined benefit pension plans covering many of the Company's employees hired prior to April 30, 2012. Effective April 30, 2012, the Company froze all future benefit accruals under the Company's hourly and salaried defined benefit pension plans. Effective April 30, 2020, these plans were merged into one plan, the American Woodmark Corporation Employee Pension Plan (the "Pension Plan"). The Company recognizes the overfunded or underfunded status of its defined benefit pension plan, measured as the difference between the fair value of plan assets and the benefit obligation, in its consolidated balance sheets. The Company also recognizes the actuarial gains and losses and the prior service costs, credits and transition costs as a component of other comprehensive loss, net of tax. Effective December 31, 2020 (the "Plan Termination Date"), the Pension Plan was terminated in a standard termination and benefits were distributed on December 2, 2021.

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

Recent Accounting Pronouncements: In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes for investments, performing intraperiod tax allocations and calculating income taxes in interim periods. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 became effective for the Company beginning May 1, 2021. The Company has reviewed the provisions of this new pronouncement and the adoption of this guidance did not have an impact on the Company's consolidated financial statements.

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

Note B — Customer Receivables

The components of customer receivables were:

	APRIL 30
(in thousands)	2022	2021
Gross customer receivables	$168,699	$156,187
Less:
Allowance for doubtful accounts	(226)	(331)
Allowance for returns and discounts	(11,512)	(8,990)

Net customer receivables	$156,961	$146,866

Note C — Inventories

The components of inventories were:

	APRIL 30
(in thousands)	2022	2021
Raw materials	$90,451	$63,384
Work-in-process	59,180	51,176
Finished goods	78,628	43,607

Total inventories	$228,259	$158,167

Effective May 1, 2021, the Company changed its accounting principle for inventory valuation from a LIFO basis to a FIFO basis. See Note A — Summary of Significant Accounting Policies for additional information on the effect of the change.

Note D — Property, Plant and Equipment

The components of property, plant and equipment were:

	APRIL 30
(in thousands)	2022	2021
Land	$4,431	$4,431
Buildings and improvements	119,066	116,103
Buildings and improvements - financing leases	11,164	11,636
Machinery and equipment	324,417	312,555
Machinery and equipment - financing leases	31,341	31,386
Software	28,115	2,816
Construction in progress	22,794	22,669
	541,328	501,596
Less accumulated amortization and depreciation	(327,520)	(297,594)

Total	$213,808	$204,002

Amortization and depreciation expense on property, plant and equipment amounted to $38.0 million, $38.3 million, and $36.9 million in fiscal years 2022, 2021, and 2020, respectively. Accumulated amortization on financing leases included in the above table amounted to $32.8 million and $33.0 million as of April 30, 2022 and 2021, respectively.

Note E — Customer Relationships Intangibles

The components of customer relationships intangibles were:

	APRIL 30
(in thousands)	2022	2021
Customer relationship intangibles	$274,000	$274,000
Less accumulated amortization	(197,889)	(152,222)

Total	$76,111	$121,778

Customer relationships intangibles are amortized over the estimated useful lives on a straight-line basis over six years. Amortization expense on customer relationships intangibles amounted to $45.7 million for the year ended April 30, 2022. Amortization expense on customer relationships intangibles and trademarks amounted to $47.9 million for the year ended April 30, 2021.

Note F — Loans Payable and Long-Term Debt

Maturities of long-term debt are as follows:

	FISCAL YEARS ENDING APRIL 30

(in thousands)	2023	2024	2025	2026	2027	2028 AND THERE-AFTER	TOTAL OUTSTANDING AS OF APRIL 30, 2022	TOTAL OUTSTANDING AS OF APRIL 30, 2021

Term loans	$—	$12,500	$18,750	$206,250	$—	$—	$237,500	$250,000

Revolving credit	—	—	—	263,000	—	—	263,000	264,000

Finance lease obligations	2,264	1,944	630	118	7	—	4,963	5,494

Other long-term debt	—	300	686	259	262	5,582	7,089	6,659

Total	$2,264	$14,744	$20,066	$469,627	$269	$5,582	$512,552	$526,153

Debt issuance costs							$(3,556)	$(4,381)

Current maturities							$(2,264)	$(8,322)

Total long-term debt							$506,732	$513,450

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

As of April 30, 2022, and 2021, $237.5 million and $250.0 million, respectively, was outstanding on the Term Loan Facility. As of April 30, 2022, and 2021, $263.0 million and $264.0 million, respectively, was outstanding under the Revolving Facility. Outstanding letters of credit under the Revolving Facility were $11.7 million as of April 30, 2022, leaving approximately $225.3 million in available capacity under the Revolving Facility as of April 30, 2022. Outstanding letters of credit under the Revolving Facility were $8.3 million, as of April 30, 2021, leaving approximately $227.7 million in available capacity under the Revolving Facility as of April 30, 2021. The outstanding balances noted above approximate fair value as the facilities have a floating interest rate.

Amounts outstanding under the Term Loan Facility and the Revolving Facility bear interest based on a fluctuating rate measured by reference to either, at the Company's option, a base rate plus an applicable margin or LIBOR plus an applicable margin, with the applicable margin being determined by reference to the Company's then-current "Secured Net Leverage Ratio." The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company's then-current "Secured Net Leverage Ratio." In addition, a letter of credit fee accrues on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on LIBOR loans, payable quarterly in arrears. As of April 30, 2022, the applicable margin with respect to base rate loans and LIBOR loans was 1.00% and 2.00%, respectively, and the commitment fee was 0.20%. The A&R Credit Agreement includes provisions providing for the transition from LIBOR to a replacement benchmark upon the occurrence of certain events. The Company does not currently expect any such transition to materially impact its financing costs.

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

As of April 30, 2022, the Company was in compliance with all covenants included in the A&R Credit Agreement.

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

Financing Lease Obligations

The Company has various financing leases with interest rates between 2.0% and 4.6%. The leases require monthly payments and expire by December 31, 2026. The outstanding amounts owed as of April 30, 2022, and 2021, were $5.0 million and $5.5 million, respectively.

Other Long-term Debt

On January 25, 2016, the Company entered into a New Markets Tax Credit ("NMTC") financing agreement, pursuant to section 45D of the Internal Revenue Code of 1986, as amended, and Kentucky Revised Statutes Sections 141.432 through 141.434, to take advantage of a tax credit related to working capital and capital improvements at its Monticello, Kentucky facility. This financing agreement was structured with unrelated third party financial institutions (the "Investors"), their wholly-owned investment funds ("Investment Funds") and their wholly-owned community development entities ("CDEs") in connection with our participation in qualified transactions under the NMTC program. In exchange for substantially all of the benefits derived from the tax credits, the Investors made a contribution of $2.3 million, net of syndication fees, to the project. Upon closing the transaction, a wholly owned subsidiary of the Company provided a $4.3 million loan receivable to the Investment Funds, which is included in other long term assets in the accompanying consolidated balance sheets. The Company also entered into loan agreements aggregating $6.6 million payable to the CDEs sponsoring the project. The loans have a term of 30 years with an aggregate interest rate of approximately 1.2%. As of April 30, 2022, and 2021, the Company had drawn $6.7 million of the loan proceeds, which is included in long-term debt in the accompanying consolidated balance sheets. The NMTC is subject to recapture for a period of seven years, the compliance period. During the compliance period, the Company is required to comply with various regulations and contractual provisions that apply to the NMTC arrangement. We do not anticipate any credit recaptures will be required in connection with this arrangement. This transaction also includes a put/call feature which becomes enforceable at the end of the compliance period whereby we may be obligated or entitled to repurchase the Investors' interest in the Investment Funds. The value attributable to the put/call is nominal. Direct costs of $0.3 million incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans (30 years).

On March 8, 2022, the Company entered into a $0.4 million loan agreement with the West Virginia Water Development Authority acting on behalf of the West Virginia Infrastructure and Jobs Development Council and the Hardy County Rural Development Authority as part of the Company's capital improvements at the South Branch Primewood facility located in Hardy County, West Virginia. The loan agreement expires on March 8, 2025 and bears no interest rate. The loan agreement is secured by a sole first lien on the real property and fixtures associated with the facility. It defers principal and interest during the term of the obligation and forgives any outstanding balance at March 8, 2025, if the Company complies with certain employment levels at the facility.

Certain of the Company's loan agreements limit the amount and type of indebtedness the Company can incur and require the Company to maintain specified financial ratios measured on a quarterly basis. In addition to the assets previously discussed, certain of the Company's property, plant and equipment are pledged as collateral under certain loan agreements and the capital lease arrangements. The Company was in compliance with all covenants contained in its loan agreements and financing leases at April 30, 2022.

Note G — Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

	FISCAL YEARS ENDED APRIL 30
(in thousands, except per share amounts)	2022	2021	2020
Numerator used in basic and diluted earnings per common share:
Net income (loss)	$(29,722)	$61,193	$73,653
Denominator:
Denominator for basic earnings per common share -
weighted-average shares	16,592	16,970	16,908
Effect of dilutive securities:
Stock options and restricted stock units	—	67	44
Denominator for diluted earnings per common share -
weighted-average shares and assumed conversions	16,592	17,037	16,952
Net earnings (loss) per share
Basic	$(1.79)	$3.61	$4.36
Diluted	$(1.79)	$3.59	$4.34

Potentially dilutive securities of 48,379 for the fiscal year ended April 30, 2022, have not been considered in the calculation of net loss per share as the effect would be anti-dilutive. There were no anti-dilutive securities for the fiscal years ended April 30, 2021 and 2020, which were excluded from the calculation of net earnings per share.

Under a stock repurchase authorization approved by its Board of Directors (the "Board") on August 22, 2019, the Company was authorized to purchase up to $50 million of the Company's common shares. On May 25, 2021, the Board authorized a stock repurchase program of up to $100 million of the Company's outstanding common shares. In conjunction with this authorization the Board cancelled the $30 million remaining from the August 2019 authorization. The Company did not repurchase any of its shares during fiscal 2020. The Company purchased a total of 299,781 common shares, for an aggregate purchase price of $25.0 million, and a total of 200,046 common shares, for an aggregate purchase price of $20.0 million, during fiscal 2022 and 2021, respectively, under the authorizations pursuant to a repurchase plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company funded share repurchases using available cash and cash generated from operations. Repurchased shares became authorized but unissued common shares. Repurchased shares became authorized but unissued common shares. At April 30, 2022, $75.0 million remained authorized by the Company’s Board of Directors to repurchase the Company’s common shares.

Note H — Stock-Based Compensation

The Company has various stock-based compensation plans. The Company issues restricted stock units ("RSUs") to key employees and non-employee directors. Total compensation expense related to stock-based awards for the fiscal years ended April 30, 2022, 2021, and 2020 was $4.7 million, $4.6 million, and $4.0 million, respectively. The Company recognizes stock-based compensation costs net of an estimated forfeiture rate for those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company estimates the forfeiture rates based upon its historical experience.

Stock Incentive Plans

At April 30, 2022, the Company had RSU awards outstanding under two different plans: (1) 2016 employee stock incentive plan; and (2) 2015 non-employee directors equity ownership plan. As of April 30, 2022, there were 508,968 shares of common stock available for future stock-based compensation awards under the Company's stock incentive plans.

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

Restricted Stock Unit Activity:

The Company's RSUs granted to employees cliff-vest over a three-year period from date of grant, while RSUs granted to non-employee directors vest daily over a two-year period from date of grant. Directors were granted service-based RSUs only, while employees were awarded both service-based and performance-based RSUs ("PBRSUs") in fiscal years 2022, 2021, and 2020. The PBRSUs granted in fiscal 2022, 2021, and 2020 are earned based on achievement of a number of goals pertaining to the Company's financial performance during three one-year performance periods and the achievement of certain cultural goals for the three-year period. Employees who satisfy the vesting criteria will receive a proportional amount of PBRSUs based upon the Compensation Committee's assessment of the Company's achievement of the performance criteria.

The following table contains a summary of the Company's RSU activity for the fiscal years ended April 30, 2022, 2021, and 2020:

	PERFORMANCE-BASED RSUs	SERVICE-BASED RSUs	TOTAL RSUs	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Issued and outstanding, April 30, 2019	89,182	61,269	150,451	$76.91

Granted	61,379	42,691	104,070	$53.95
Cancelled due to non-achievement of performance goals	(11,305)	—	(11,305)	$85.13
Settled in common stock	(18,628)	(21,521)	(40,149)	$67.03
Forfeited	(2,941)	(3,229)	(6,170)	$86.68
Issued and outstanding, April 30, 2020	117,687	79,210	196,897	$66.68

Granted	124,374	76,846	201,220	$66.00
Cancelled due to non-achievement of performance goals	(17,461)	—	(17,461)	$89.31
Settled in common stock	(19,058)	(27,208)	(46,266)	$88.57
Forfeited	(73,858)	(37,377)	(111,235)	$71.63
Issued and outstanding, April 30, 2021	131,684	91,471	223,155	$64.81

Granted	57,392	85,568	142,960	$76.97
Cancelled due to non-achievement of performance goals	(1,975)	—	(1,975)	$104.10
Settled in common stock	(19,930)	(23,242)	(43,172)	$71.47
Forfeited	(12,561)	(6,563)	(19,124)	$72.79
Issued and outstanding, April 30, 2022	154,610	147,234	301,844	$69.10

As of April 30, 2022, there was $13.6 million of total unrecognized compensation expense related to unvested RSUs granted under the Company's stock-based compensation plans. This expense is expected to be recognized over a weighted-average period of 1.6 years.

For the fiscal years ended April 30, 2022, 2021, and 2020 stock-based compensation expense was allocated as follows:

(in thousands)	2022	2021	2020
Cost of sales and distribution	$1,299	$1,461	$809
Selling and marketing expenses	1,266	982	1,006
General and administrative expenses	2,143	2,155	2,174
Stock-based compensation expense, before income taxes	$4,708	$4,598	$3,989

Restricted Stock Tracking Units:

During fiscal 2022, the Board approved grants of 5,794 cash-settled performance-based restricted stock tracking units ("RSTUs") and 3,096 cash-settled service-based RSTUs for more junior level employees. Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of a share of the Company's common stock as of the payment date if applicable performance and cultural conditions are met and the recipient remains continuously employed with the Company until the units vest. The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of a share of our common stock as of the payment date if they remain continuously employed with the Company until the units vest. All of the RSTUs cliff-vest three years from the grant date. The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value. The expense recongnized in fiscal 2022, 2021, and 2020, and the liability as of April 30, 2022 and 2021, related to RSTUs is not significant.

Note I — Employee Benefit and Retirement Plans

Retirement Savings Plans

Under the American Woodmark Corporation Retirement Savings Plan (the "Plan"), essentially all employees are immediately eligible to participate in the Plan. Participants are eligible for 401(k) matching contributions based upon the employee’s contribution to the Plan. All participants employed at the end of the fiscal year and hired prior to November 2 of the fiscal year are eligible for a discretionary profit-sharing contribution.

Discretionary profit-sharing contributions ranging from 0-5% of net income, based on predetermined net income levels of the Company, may be made annually in the form of Company stock. The Company recognized expenses for profit-sharing contributions of $0.8 million, $2.9 million, and $3.7 million in fiscal years 2022, 2021, and 2020, respectively.

The Company matches 100% of an employee's annual 401(k) contributions to the Plan up to 4% of annual compensation.

The expense for 401(k) matching contributions for both plans was $11.7 million, $11.9 million, and $10.1 million, in fiscal years 2022, 2021, and 2020, respectively.

Pension Benefits

Prior to April 30, 2020, the Company had two defined benefit pension plans covering many of the Company's employees hired prior to April 30, 2012. Effective April 30, 2012, the Company froze all future benefit accruals under the Company's defined benefit pension plans.

Effective April 30, 2020, these plans were merged into one plan (the "Pension Plan"). The Pension Plan provides defined benefits based on years of service and final average earnings (for salaried employees) or benefit rate (for hourly employees). Effective December 31, 2020 (the "Plan Termination Date"), the Pension Plan was terminated in a standard termination and benefits were distributed on December 2, 2021.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company's non-contributory Pension Plan as of April 30:

	APRIL 30
(in thousands)	2022	2021
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$196,537	$191,184
Interest cost	3,147	4,662
Actuarial gains (losses)	(3,738)	6,759
Benefits paid	(4,214)	(6,068)
Settlements	(191,732)	—
Projected benefit obligation at end of year	$—	$196,537

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$193,552	$190,743
Actual return on plan assets	3,373	8,877
Benefits paid	(4,214)	(6,068)
Settlements	(191,732)	—
Fair value of plan assets at end of year	$979	$193,552

Funded status of the plan	$979	$(2,985)

The accumulated benefit obligation for the Pension Plan was $0.0 million and $196.5 million at April 30, 2022 and 2021, respectively.

	APRIL 30
(in thousands)	2022	2021	2020

COMPONENTS OF NET PERIODIC PENSION BENEFIT COST
Interest cost	$3,147	$4,662	$5,974
Expected return on plan assets	(3,601)	(8,430)	(8,327)
Recognized net actuarial loss	—	1,761	1,692
Amortization of net loss from prior years	1,164	—	—
Settlement charge	68,473	—	—
Pension benefit cost	$69,183	$(2,007)	$(661)

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

Actuarial Assumptions: The discount rate at April 30 was used to measure the year-end benefit obligations and the earnings effects for the subsequent year. Actuarial assumptions used to determine benefit obligations and earnings effects for the Pension Plan follows:

	FISCAL YEARS ENDED APRIL 30
	2022	2021

WEIGHTED-AVERAGE ASSUMPTIONS TO DETERMINE BENEFIT OBLIGATIONS
Discount rate	— %	2.80%

	FISCAL YEARS ENDED APRIL 30
	2022	2021	2020

WEIGHTED-AVERAGE ASSUMPTIONS TO DETERMINE NET PERIODIC PENSION BENEFIT COST
Discount rate	2.80%	3.16%	4.02%
Expected return on plan assets	— %	3.3%	5.0%

The Company based the discount rate on a current yield curve developed from a portfolio of high-quality fixed-income investments with maturities consistent with the projected benefit payout period. The long-term rate of return on assets was determined based on consideration of historical and forward-looking returns and the current and expected asset allocation strategy.

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

Contributions: The Company funded the Pension Plan in amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax laws plus additional amounts the Company deemed appropriate.

The Company made no contributions to its Pension Plan in fiscal 2022 and made contributions of $0.5 million in fiscal 2021.

Plan Assets: Pension assets by major category and the type of fair value measurement as of April 30, 2022 and 2021 are presented in the following tables:

FAIR VALUE MEASUREMENTS AT APRIL 30, 2022

(in thousands)	TOTAL	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Cash Equivalents	$979	$979	$—	$—
Total plan assets	979	979	$—	$—

FAIR VALUE MEASUREMENTS AT APRIL 30, 2021

(in thousands)	TOTAL	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Cash Equivalents	$80,524	$80,524	$—	$—
Fixed Income Funds:
Investment Grade Fixed Income	113,028	113,028	—	—
Total plan assets	$193,552	$193,552	$—	$—

Note J--Derivative Financial Instruments

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

For the year ended April 30, 2022, unrealized gains, net of deferred taxes, of $10.2 million, were recorded in other comprehensive income, and $0.9 million of realized losses were reclassified out of accumulated other comprehensive loss to interest expense due to payments made to the swap counterparties. As of April 30, 2022, the Company anticipates reclassifying approximately $3.5 million of net hedging gains from accumulated other comprehensive income into earnings during the next 12 months to offset the variability of the hedged items during this period. Since the Company did not have outstanding interest rate swaps in the prior year, there were no gains or losses recorded for the year ended April 30, 2021.

Foreign Exchange Forward Contracts

At April 30, 2022, the Company held no forward contracts.

Note K — Income Taxes

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

2020. This and the CARES Act provisions applicable to the Company have been applied to the current year ending April 30, 2022.

Income tax expense was comprised of the following:

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2022	2021	2020

CURRENT
Federal	$8,748	$25,683	$29,072
State	3,295	5,639	7,581
Foreign	417	1,018	533
Total current expense	12,460	32,340	37,186

DEFERRED
Federal	(21,316)	(10,741)	(7,508)
State	(4,049)	(1,896)	(4,261)
Foreign	(352)	(203)	(142)
Total deferred benefit	(25,717)	(12,840)	(11,911)
Total expense (benefit)	(13,257)	19,500	25,275
Other comprehensive income (loss)	21,944	(1,156)	(573)
Total comprehensive income tax expense	$8,687	$18,344	$24,702

The Company's effective income tax rate varied from the federal statutory rate as follows:

	FISCAL YEARS ENDED APRIL 30
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Federal income tax credits	5.4%	(1.2)%	(0.9)%
Stock compensation	(0.3)	0.2	(0.1)
Uncertain tax positions	1.7	—	—
Meals and entertainment	(0.4)	0.1	0.3
Valuation allowance for deferred taxes	—	—	0.7
Foreign	0.6	0.6	0.4
Other	(0.6)	0.2	0.7
State income taxes, net of federal tax effect	3.4	3.2	3.4
Effective income tax rate	30.8%	24.1%	25.5%

The significant components of deferred tax assets and liabilities were as follows:

	APRIL 30
(in thousands)	2022	2021
Deferred tax assets:
Accounts receivable	$1,941	$1,781
Pension benefits	—	815
Product liability	1,739	1,321
Employee benefits	5,604	5,746
Tax credit carryforwards	5,542	5,433
Operating leases liabilities	29,255	32,975
Other	1,862	2,086
Gross deferred tax assets, before valuation allowance	45,943	50,157
Valuation allowance	(5,122)	(4,914)
Gross deferred tax assets, after valuation allowance	40,821	45,243

Deferred tax liabilities:
Pension benefits	194	—
Inventory	1,095	3,851
Depreciation	27,178	22,116
Intangibles	18,085	29,123
Operating leases right-of-use assets	26,980	31,320
Interest rate swaps	3,457	—
Other	703	606
Gross deferred tax liabilities	77,692	87,016

Net deferred tax liability	$36,871	$41,773

We have not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings that are indefinitely reinvested in foreign operations are not significant as of April 30, 2022.

The Company recorded a valuation allowance related to deferred tax assets for certain state investment tax credit ("ITC") carryforwards and foreign tax credit ("FTC") carryforwards. Deferred tax assets are reduced by a valuation allowance when, after considering all positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The Company determined that there will not be sufficient foreign source income to fully utilize the current year and carry forward FTCs. Therefore, the Company updated the valuation allowance for the current year activity of $0.2 million related to FTCs.

The gross amount of state tax credit carryforwards related to state ITCs as of April 30, 2022 and 2021 was $3.7 million and $3.8 million, respectively. These credits expire in various years beginning in fiscal 2028. Net of the federal impact and related valuation allowance, the Company recorded $0.4 million and $0.5 million of deferred tax assets related to these credits as of April 30, 2022 and 2021, respectively. The Company accounts for ITCs under the deferral method, under which the tax benefit from the ITC is deferred and amortized into income tax expense over the book life of the related property. As of April 30, 2022 and 2021, a deferred credit balance of $0.4 million and $0.5 million, respectively, is included in other liabilities on the consolidated balance sheets.

The gross amount of FTC carryforwards as of April 30, 2022 and 2021 is $1.9 million and $1.7 million, respectively, which begin to expire in fiscal 2029.

The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

	APRIL 30
(in thousands)	2022	2021
Change in Unrecognized Tax Benefits
Balance at beginning of year	$1,491	$2,305
Additions based on tax positions related to the current year	49	115
Additions based on tax positions of prior years	1,286	—
Statute of limitations lapses	(756)	—
Reductions for tax positions of prior years settlements	—	(929)
Balance at end of year	$2,070	$1,491

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company has accrued a liability when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with accounting standards. As of April 30, 2022, federal tax years 2018 through 2021 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. The Company is currently not under federal audit. If the liability for uncertain tax positions is released the entire amount would impact the Company's effective tax rate.

Note L — Commitments and Contingencies

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

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible is not material as of April 30, 2022.

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

The following is a reconciliation of the Company's warranty liability:

	APRIL 30
(in thousands)	2022	2021
PRODUCT WARRANTY RESERVE
Beginning balance	$5,249	$3,753
Accrual for warranties	26,580	21,247
Settlements	(24,951)	(19,751)
Ending balance at fiscal year end	$6,878	$5,249

Note M — Revenue Recognition

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing, and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the years ended April 30, 2022, 2021, and 2020:

	FISCAL YEARS ENDED APRIL 30
(in thousands)	2022	2021	2020
Home center retailers	$890,554	$848,898	$768,043
Builders	731,048	673,307	668,765
Independent dealers and distributors	235,584	221,809	213,525
Net Sales	$1,857,186	$1,744,014	$1,650,333

Note N — Credit Concentration

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

At April 30, 2022, the Company's two largest customers, Customers A and B, represented 33.8% and 19.9% of the Company's gross customer receivables, respectively. At April 30, 2021, Customers A and B represented 34.3% and 22.1% of the Company's gross customer receivables, respectively.

The following table summarizes the percentage of net sales to the Company's two largest customers for the last three fiscal years:

	PERCENT OF ANNUAL NET SALES
	2022	2021	2020
Customer A	31.9%	30.8%	29.3%
Customer B	16.1%	17.9%	17.2%

Note O — Leases

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

The components of lease costs were as follows:

	FISCAL YEAR ENDED APRIL 30,
(in thousands)	2022	2021	2020
Finance lease cost:
Reduction in the carrying value of right-of-use assets	$1,404	$635	$2,582
Interest on lease liabilities	106	73	205
Operating lease cost	27,610	27,192	25,405

Additional information related to leases was as follows:

	FISCAL YEAR ENDED APRIL 30,
(in thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$106	$73	$205
Operating cash flows for operating leases	25,100	24,371	22,595
Financing cash flows for financing leases	1,379	608	2,512
Right-of-use assets obtained in exchange for new finance lease liabilities	1,862	2,222	1,650
Right-of-use assets obtained in exchange for new operating lease liabilities	7,482	8,914	72,703

Weighted average remaining lease term (years)
Weighted average remaining lease term - finance leases	2.32	2.95	3.36
Weighted average remaining lease term - operating leases	5.77	6.62	7.41

Weighted average discount rate
Weighted average discount rate - finance leases	2.91%	2.95%	3.19%
Weighted average discount rate - operating leases	3.20%	3.23%	4.27%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on the consolidated balance sheet as of April 30, 2022:

FISCAL YEAR	OPERATING (in thousands)	FINANCING (in thousands)
2023	$25,298	$2,372
2024	23,230	1,993
2025	19,529	640
2026	18,973	120
2027	16,404	7
Thereafter	24,959	—
Total lease payments	128,393	5,132
Less imputed interest	(11,324)	(169)
Total lease liability	$117,069	$4,963
Current maturities	(21,985)	(2,264)
Lease liability - long-term	$95,084	$2,699
Lease assets	$108,055	$9,722
NOTE P — Restructuring Charges

During June 2020, the Company's Board approved the closure and eventual disposal of its manufacturing plant located in Humboldt, Tennessee. Operations ceased at the Humboldt plant in July 2020. During the third quarter of fiscal 2021, the Company sold the Humboldt plant and recognized a gain of $2.3 million on the sale. During fiscal 2022 and 2021, the Company recognized pre-tax restructuring charges, net of $0.3 million and $4.4 million, respectively, related to the closure of the plant.

In the fourth quarter of fiscal 2020 and the first quarter of fiscal 2021, the Company implemented nationwide reductions in force, which were substantially completed in the fourth quarter of fiscal 2020 and first quarter of fiscal 2021. During fiscal 2022, 2021 and 2020, the Company recognized pre-tax restructuring charges, net of $(0.1) million, $1.4 million and $0.2 million, respectively, related to these reductions in force, which were primarily severance and separation costs.

During fiscal years 2022, 2021, and 2020, the Company recognized total pre-tax restructuring charges, net of $0.2 million, $5.8 million, and $(18,000), respectively.

Note Q — Fair Value Measurements

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

The Company's financial instruments include cash and equivalents, marketable securities, and other investments; accounts receivable and accounts payable; interest rate swap and foreign exchange forward contracts; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt on the condensed consolidated balance sheets approximate their fair value due to the short maturities of these items. The interest rate swap and foreign exchange forward contracts were marked to market and therefore represent fair value. The fair values of these contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The following table summarizes the fair value of assets and liabilities that are recorded in the Company's consolidated financial statements as of April 30, 2022 and 2021 at fair value on a recurring basis (in thousands):

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2022
	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS:
Mutual funds	$404	$—	$—
Interest rate swap contracts	—	13,687	—
Total assets at fair value	$404	$13,687	$—

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2021
	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS:
Mutual funds	$642	$—	$—

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
American Woodmark Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of American Woodmark Corporation and subsidiaries (the Company) as of April 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended April 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 29, 2022 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note A to the consolidated financial statements, the Company has elected to change its method of accounting for inventory costing from the LIFO method to the FIFO method as of May 1, 2019.

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

Assessment of goodwill recoverability

As discussed in Note A to the consolidated financial statements and disclosed in the consolidated balance sheet, the carrying amount of goodwill as of April 30, 2022 was $767.6 million. The Company evaluates its goodwill for impairment annually on February 1, or whenever events or changes in circumstances indicate that it is more likely than not the carrying value of goodwill may not be recoverable. The Company performed a qualitative impairment test for goodwill which resulted in no impairment.

We identified the assessment of events or changes in circumstances that may indicate that the fair value of the reporting unit is below its carrying value as a critical audit matter. A higher degree of auditor judgment was required to evaluate these events or changes in circumstances as a result of uncertainty in the economy, including raw material costs. These events or changes in circumstances could have a significant effect on the Company’s qualitative impairment assessment and the determination of whether further quantitative analysis of goodwill impairment was required.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain controls related to the goodwill process. This included a control related to the Company’s assessment of events or changes in circumstances, including raw material costs, that may indicate the fair value of the reporting unit is below its carrying value. We evaluated the Company’s assessment of events or changes in circumstances that may indicate the fair value of the reporting unit is below its carrying value through comparison to the Company’s market capitalization and macroeconomic information contained in third-party analyst reports on the Company and other third-party information.

/s/ KPMG LLP

We have served as the Company's auditor since 2004.
Richmond, Virginia
June 29, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
American Woodmark Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited American Woodmark Corporation and subsidiaries' (the Company) internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended April 30, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated June 29, 2022 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to the following have been identified and included in management’s assessment.

The Company did not have effective general information technology controls (GITCs) related to information technology (IT) change management within the Made to Order (MTO) business environment. Further, the Company did not have effective controls in the MTO change management process to ensure changes were tested and approved by management on a timely basis. As a result, process level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected IT systems were ineffective because they could have been adversely impacted.

The Company did not have effective GITCs related to the enterprise resource planning (ERP) system implemented in the fourth fiscal quarter of the year that impacted processes related to procurement, general ledger, accounts payable, and projects and fixed assets. As a result, process level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected IT system were ineffective because they had not been designed and implemented or because they could have been adversely impacted. These deficiencies resulted from ineffective risk assessment and monitoring activities related to the implementation of the ERP system.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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
June 29, 2022

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of April 30, 2022. Based on this evaluation, Company management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2022 because of two material weaknesses in internal control over financial reporting described below.

Notwithstanding such material weaknesses in our internal control over financial reporting, Company management, including our principal executive officer and principal financial officer, concluded that our consolidated financial statements in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. generally accepted accounting principles.

Management’s Annual Report on Internal Control over Financial Reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed and operated, have inherent limitations. Because of these inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements, and even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Management, under the supervision of our principal executive officer and principal financial officer, and under the oversight of the Audit Committee, conducted an assessment of the Company’s internal control over financial reporting as of April 30, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, our management concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2022 because of the material weaknesses in our internal control over financial reporting described below.

Information Technology Change Management
The Company did not have effective general information technology controls (GITCs) related to information technology (IT) change management within the Made to Order (MTO) business environment. Specifically, the Company did not have proper segregation of duties between users that develop systems updates and have access to migrate database changes into production. Further, the Company did not have effective controls in the MTO change management process to ensure changes were tested and approved by management on a timely basis. As a result, process level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected IT systems were ineffective because they could have been adversely impacted.

Risk Assessment, Control Activities and Monitoring Activities Related to New System Implementation
The Company did not have effective GITCs related to the enterprise resource planning (ERP) system implemented in the fourth fiscal quarter of the year that impacted processes related to procurement, general ledger, accounts payable, and projects and fixed assets. The Company did not design and maintain effective user access controls that adequately restricted or monitored user and privileged access to the IT environment. Further, program change, and computer operations controls related to the IT environment, which are dependent upon the adequate design and effectiveness of user access controls, were also ineffective, because of the ineffective user access and monitoring controls. As a result, process level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected IT system were ineffective because they had not been designed and implemented or because they could have been adversely impacted. These deficiencies resulted from ineffective risk assessment and monitoring activities related to the implementation of the ERP system.

We did not identify any misstatements to the consolidated financial statements as of and for the year ended April 30, 2022 because of these control deficiencies. However, these control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of April 30, 2022.

The Company’s independent registered public accounting firm, KPMG LLP (KPMG), who audited the consolidated financial statements included in this report, has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG’s report appears beginning on page 58 of this Annual Report.

Remediation Plans
We plan to implement several steps, as described below, to remediate the material weaknesses described in this Item 9A. Company management is committed to take the necessary steps to ensure that our internal control over financial reporting is designed and operating effectively.

Information Technology Change Management
Our remediation/mitigation plan includes, but is not limited to:
a.The deployment of Netwrix/SQL Monitor to track all changes that occur within the production environment with biweekly management reviews.
b.Immediate removal of developer access to monitoring logs and the hiring of a Database Administrator to support and remove developer access to the production environment.
c.Enhance the procedures to include additional review and approval by the appropriate personnel, prior to deployment.
d.Additional training for staff and management to ensure completeness and accuracy of the monitoring activities.

Risk Assessment, Control Activities and Monitoring Activities Related to New System Implementation
We are actively evaluating available remediation options, and expect our remediation plan to include, but not be limited to, an organizational assessment to ensure capable skillsets are responsible for managing applicable controls and processes and the assessment and implementation of a tool set that provides structure and detective privileged access monitoring capability. Once we decide on a final remediation plan, appropriate funding approval, project planning and detailed scheduling will be completed and a target date for implementation will be selected. We will provide additional details concerning our remediation plan for this material weakness in future periodic reports once the remediation plan is finalized.

Except for the implementation of the ERP system discussed above, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K:

(1)the information concerning the Company's directors is set forth under the caption "Item 1 - Election of Directors - Information Regarding Nominees" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on August 18, 2022 ("Proxy Statement") and is incorporated in this Item by reference;

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

Equity Compensation Plans

The following table summarizes information about the Company's equity compensation plans as of April 30, 2022:

	Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	—	$—	508,968
Options	—	$—
Performance-based restricted stock units	154,610	N/A (2)
Service-based restricted stock units	147,234	N/A (2)
Equity compensation plans not approved by security holders(3)	—	$—	—
Total	301,844	$—	508,968

(1)	At April 30, 2022, the Company had restricted stock unit awards outstanding under two different plans: 2016 Employee Stock Incentive Plan and 2015 Non-Employee Directors Restricted Stock Unit Plan.
(2)	Excludes exercise price for restricted stock units issued under the 2016 Employee Stock Incentive Plan and 2015 Non-Employee Directors Restricted Stock Unit Plan because they are converted into common stock on a one-for-one basis at no additional cost.
(3)	The Company does not have equity compensation plans that have not been approved by the Company's security holders.

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

PART IV

Item 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1. Financial Statements
The following consolidated financial statements of American Woodmark Corporation are incorporated by reference to Item 8 of this report:
            Consolidated Balance Sheets as of April 30, 2022 and 2021.
            Consolidated Statements of Income – for each year of the three-year period ended April 30, 2022.
    Consolidated Statements of Comprehensive Income – for each year of the three-year period ended April 30, 2022.
    Consolidated Statements of Shareholders' Equity – for each year of the three-year period ended April 30, 2022.
    Consolidated Statements of Cash Flows – for each year of the three-year period ended April 30, 2022.
    Notes to Consolidated Financial Statements.
    Report of Independent Registered Public Accounting Firm.(KPMG LLP, Richmond, VA, Auditor Firm ID: 185)
    Management's Annual Report on Internal Control over Financial Reporting.
    Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting.
(a)2.Financial Statement Schedules
The following financial statement schedule is filed as a part of this Form 10-K:
    Schedule II – Valuation and Qualifying Accounts for each year of the three-year period ended April 30, 2022.
    Schedules other than the one listed above are omitted either because they are not required or are inapplicable.

(a)3.Exhibits

3.1	Articles of Incorporation as amended effective August 12, 1987 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended January 31, 2003; Commission File No. 000-14798).

3.1(b)	Articles of Amendment to the Articles of Incorporation effective September 10, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K as filed on August 31, 2004; Commission File No. 000-14798).

3.2	Bylaws – as amended effective May 24, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K as filed on May 25, 2022; Commission File No. 000-14798)..

4.1	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2).

4.2	Description of Capital Stock (incorporated by reference to Exhibit 4.4 to the Registrant's Form 10-K for the fiscal year ended April 30, 2019; Commission File No. 000-14798).

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

10.1 (b)
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

10.2(a)	2015 Non-Employee Directors Restricted Stock Unit Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A as filed on June 30, 2015; Commission File No. 000-14798).

10.3(a)	Employment Agreement for Mr. M. Scott Culbreth (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K/A as filed on August 25, 2020; Commission File No. 000-14798).*

10.3(b)	Employment Agreement for Mr. Robert J. Adams, Jr. (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K as filed on August 31, 2015; Commission File No. 000-14798).*

10.3(c)	Amendment to Employment Agreement for Mr. Robert J. Adams, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K as filed on May 29, 2019; Commission File No. 000-14798).*

10.3(d)	Employment Agreement for Mr. Paul Joachimczyk (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K/A filed on August 25, 2020; Commission File No. 000-14798).

10.3(e)	Employment Agreement for Ms. Teresa M. May (incorporated by reference to Exhibit 10.8(c) to the Registrant's Form 10-Q filed on August 26, 2020; Commission File No. 000-14798).

10.4(a)	Equipment Lease, dated as of June 30, 2004, between the Company and the West Virginia Economic Development Authority (incorporated by reference to Exhibit 10.1(l) to the Registrant's Form 10-Q for the quarter ended July 31, 2004; Commission File No. 000-14798).

10.4(b)	West Virginia Facility Lease, dated as of July 30, 2004, between the Company and the West Virginia Economic Development Authority (incorporated by reference to Exhibit 10.1(m) to the Registrant's Form 10-Q for the quarter ended July 31, 2004; Commission File No. 000-14798).

10.5	2016 Employee Stock Incentive Plan (incorporated by reference to Exhibit A to the Registrant's Definitive Proxy Statement on Schedule 14A as filed on June 29, 2016; Commission File No. 000-14798).

10.5(a)	Form of Grant Letter used in connection with awards of service-based restricted stock units granted under the Company's 2016 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1(a) to the Registrant's Form 10-Q for the quarter ended July 31, 2017; Commission File No. 000-14798).*

10.5(b)	Form of Grant Letter used in connection with awards of performance-based restricted stock units granted under the Company's 2016 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1(b) to the Registrant's Form 10-Q for the quarter ended July 31, 2017; Commission File No. 000-14798).*

10.5(c)	Form of Grant Letter used in connection with awards of cultural-based restricted stock units granted under the Company's 2016 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1(c) to the Registrant's Form 10-Q for the quarter ended July 31, 2017; Commission File No. 000-14798).*

16	Letter of KPMG, LLP, dated as of May 27, 2022, to the Securities and Exchange Commission (incorporated by reference to the Registrant's Current Report on Form 8-K filed May 27, 2022; Commission File No. 000-14798).*

21	Subsidiaries of the Company (Filed Herewith).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (Filed Herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished Herewith).

101	Interactive Data File for the Registrant's Annual Report on Form 10-K for the year ended April 30, 2022 formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (Filed Herewith).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
 *Management contract or compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts

AMERICAN WOODMARK CORPORATION
(In Thousands)

Description (a)	Balance at Beginning of Year	Additions (Reductions) Charged to Cost and Expenses		Other	Deductions		Balance at End of Year

Year ended April 30, 2022:

Allowance for doubtful accounts	$331	$78		$—	$(183)	(b)	$226

Reserve for cash discounts	$1,836	$21,486	(c)	$—	$(21,349)	(d)	$1,973

Reserve for sales returns and allowances	$7,154	$30,088	(c)	$—	$(27,703)		$9,539

Year ended April 30, 2021:

Allowance for doubtful accounts	$472	$182		$—	$(323)	(b)	$331

Reserve for cash discounts	$1,171	$19,109	(c)	$—	$(18,444)	(d)	$1,836

Reserve for sales returns and allowances	$4,541	$22,298	(c)	$—	$(19,685)		$7,154

Year ended April 30, 2020:

Allowance for doubtful accounts	$249	$323		$—	$(100)	(b)	$472

Reserve for cash discounts	$1,451	$16,810	(c)	$—	$(17,090)	(d)	$1,171

Reserve for sales returns and allowances	$4,545	$17,049	(c)	$—	$(17,053)		$4,541

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

American Woodmark Corporation
(Registrant)

June 29, 2022	/s/ M. SCOTT CULBRETH
M. Scott Culbreth President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 29, 2022	/s/ M. SCOTT CULBRETH	June 29, 2022	/s/ PAUL JOACHIMCZYK
	M. Scott Culbreth President and Chief Executive Officer (Principal Executive Officer) Director		Paul Joachimczyk Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

June 29, 2022	/s/ LATASHA M. AKOMA	June 29, 2022	/s/ ANDREW B. COGAN
	Latasha M. Akoma Director		Andrew B. Cogan Director

June 29, 2022	/s/ JAMES G. DAVIS, JR.	June 29, 2022	/s/ MARTHA M. HAYES
	James G. Davis, Jr. Director		Martha M. Hayes Director

June 29, 2022	/s/ DANIEL T. HENDRIX	June 29, 2022	/s/ DAVID A. RODRIGUEZ
	Daniel T. Hendrix Director		David A. Rodriguez Director

June 29, 2022	/s/ VANCE W. TANG	June 29, 2022	/s/ EMILY C. VIDETTO
	Vance W. Tang Director, Non-Executive Chair		Emily C. Videtto Director

In accordance with Securities and Exchange Commission requirements, the Company will furnish copies of all exhibits to its Form 10-K not contained herein upon receipt of a written request and payment of $0.10 per page to:

Mr. Kevin Dunnigan
Treasury Director
American Woodmark Corporation
P.O. Box 1980
Winchester, Virginia 22604-8090