Form 10-Q
period 2022-07-31
AMERICAN WOODMARK CORP
filed 2022-08-30
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
or
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

As of August 29, 2022, 16,621,827 shares of the Registrant's Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	July 31, 2022	April 30, 2022
ASSETS
Current assets
Cash and cash equivalents	$33,696	$22,325
Customer receivables, net	162,447	156,961
Inventories	247,021	228,259
Prepaid expenses and other	21,161	21,112
Total current assets	464,325	428,657

Property, plant and equipment, net	207,188	213,808
Operating lease right-of-use assets	104,943	108,055
Customer relationship intangibles, net	64,694	76,111
Goodwill	767,612	767,612
Promotional displays, net	11,893	12,565
Deferred income taxes	1,469	1,469
Other assets	24,090	24,219
TOTAL ASSETS	$1,646,214	$1,632,496

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$112,988	$111,422
Current maturities of long-term debt	2,390	2,264
Short-term lease liability - operating	22,058	21,985
Accrued compensation and related expenses	54,221	44,436
Accrued marketing expenses	17,438	15,881
Other accrued expenses	27,769	20,240
Total current liabilities	236,864	216,228

Long-term debt, less current maturities	486,436	506,732
Deferred income taxes	36,055	38,340
Long-term lease liability - operating	91,863	95,084
Other long-term liabilities	2,458	3,229

Shareholders' equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at July 31, 2022: 16,596,527; at April 30, 2022: 16,570,619	364,087	363,224
Retained earnings	419,504	399,434
Accumulated other comprehensive income	8,947	10,225
Total shareholders' equity	792,538	772,883
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,646,214	$1,632,496
See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	July 31,
	2022	2021

Net sales	$542,893	$442,581
Cost of sales and distribution	456,146	389,235
Gross profit	86,747	53,346

Selling and marketing expenses	25,766	22,888
General and administrative expenses	30,180	23,734
Restructuring charges, net	—	313
Operating income	30,801	6,411

Interest expense, net	4,053	2,173
Pension settlement, net	(239)	—
Other (income) expense, net	226	28
Income before income taxes	26,761	4,210

Income tax expense	6,691	1,229

Net income	$20,070	$2,981

Weighted Average Shares Outstanding
Basic	16,583,595	16,660,833
Diluted	16,619,916	16,716,167

Net earnings per share
Basic	$1.21	$0.18
Diluted	$1.21	$0.18

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2022	2021

Net income	$20,070	$2,981

Other comprehensive income, net of tax:
Change in pension benefits, net of deferred taxes of $— and $126 for the three months ended July 31, 2022 and 2021, respectively	—	373
Change in cash flow hedges (swap), net of deferred taxes of $(433) and $(194) for the three months ended July 31, 2022 and 2021, respectively	(1,278)	(573)

Total Comprehensive Income	$18,792	$2,781

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	LOSS	EQUITY
Balance, April 30, 2021	16,801,101	$362,524	$448,282	$(54,568)	$756,238

Net income	—	—	2,981	—	2,981
Other comprehensive income,
net of tax	—	—	—	(200)	(200)
Stock-based compensation	—	1,177	—	—	1,177
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	20,243	(1,033)	—	—	(1,033)
Stock repurchases	(299,781)	(5,874)	(19,126)	—	(25,000)
Employee benefit plan
contributions	39,491	2,938	—	—	2,938
Balance, July 31, 2021	16,561,054	$359,732	$432,137	$(54,768)	$737,101

Balance, April 30, 2022	16,570,619	$363,224	$399,434	$10,225	$772,883

Net income	—	—	20,070	—	20,070
Other comprehensive income,
net of tax	—	—	—	(1,278)	(1,278)
Stock-based compensation	—	1,635	—	—	1,635
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	25,908	(772)	—	—	(772)
Balance, July 31, 2022	16,596,527	$364,087	$419,504	$8,947	$792,538

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$20,070	$2,981
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,847	24,442
Net loss on disposal of property, plant and equipment	177	115
Reduction in the carrying amount of operating lease right-of-use assets	6,778	6,955
Amortization of debt issuance costs	216	217
Unrealized (gain) loss on foreign exchange forward contracts	238	(350)
Stock-based compensation expense	1,635	1,177
Deferred income taxes	(1,852)	(24)
Pension settlement, net	239	—
Pension contributions and related (income) expense	—	305
Contributions of employer stock to employee benefit plan	—	2,938
Other non-cash items	809	(961)
Changes in operating assets and liabilities:
Customer receivables	(6,088)	16,644
Inventories	(19,555)	(23,532)
Prepaid expenses and other assets	(6,190)	(1,751)
Accounts payable	1,490	(4,560)
Accrued compensation and related expenses	9,725	(10,538)
Income taxes payable	7,937	326
Operating lease liabilities	(6,814)	(6,610)
Marketing and other accrued expenses	4,633	(1,186)
Net cash provided by operating activities	37,295	6,588

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(3,386)	(11,871)
Proceeds from sales of property, plant and equipment	15	5
Investment in promotional displays	(1,189)	(2,840)
Net cash used by investing activities	(4,560)	(14,706)

FINANCING ACTIVITIES
Payments of long-term debt	(20,591)	(29,105)
Repurchase of common stock	—	(25,000)
Withholding of employee taxes related to stock-based compensation	(773)	(1,033)
Debt issuance cost	—	3
Net cash used by financing activities	(21,364)	(55,135)

Net increase (decrease) in cash and cash equivalents	11,371	(63,253)

	Three Months Ended
	July 31,
	2022	2021

Cash and cash equivalents, beginning of period	22,325	91,071

Cash and cash equivalents, end of period	$33,696	$27,818

Supplemental cash flow information:
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable at period end	$76	$152

Cash paid during the period for:
Interest	$3,864	$2,139
Income taxes	$642	$991

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2023 ("fiscal 2023"). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2022 ("fiscal 2022") filed with the U.S. Securities and Exchange Commission ("SEC").

Goodwill and Intangible Assets: Goodwill represents the excess of purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In accordance with accounting standards, when evaluating goodwill, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. There were no impairment charges related to goodwill for the three-month periods ended July 31, 2022 and 2021.

Intangible assets consist of customer relationship intangibles. The Company amortizes the cost of intangible assets over their estimated useful lives, six years, unless such lives are deemed indefinite. There were no impairment charges related to intangible assets for the three-month periods ended July 31, 2022 and 2021.

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

Note C--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended
	July 31,
(in thousands, except per share amounts)	2022	2021
Numerator used in basic and diluted net earnings
per common share:
Net income (loss)	$20,070	$2,981
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	16,584	16,661
Effect of dilutive securities:
Stock options and restricted stock units	36	55
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	16,620	16,716
Net earnings (loss) per share
Basic	$1.21	$0.18
Diluted	$1.21	$0.18

There were no potentially dilutive securities for the three-month periods ended July 31, 2022 and 2021, which were excluded from the calculation of net earnings per diluted share.

Note D--Stock-Based Compensation

The Company has various stock-based compensation plans. During the three-months ended July 31, 2022, the Board of Directors of the Company approved grants of service-based restricted stock units ("RSUs") and performance-based RSUs to key employees. The performance-based RSUs totaled 119,772 units and the service-based RSUs totaled 64,528 units. The performance-based RSUs entitle the recipients to receive one share of the Company's common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest. The service-based RSUs entitle the recipients to receive one share of the Company's common stock per unit granted if they remain continuously employed with the Company until the units vest. All of the Company's RSUs granted to employees cliff-vest three years from the grant date.

For the three-month periods ended July 31, 2022 and 2021, stock-based compensation expense was allocated as follows:

	Three Months Ended
	July 31,
(in thousands)	2022	2021
Cost of sales and distribution	$438	$349
Selling and marketing expenses	498	319
General and administrative expenses	699	509
Stock-based compensation expense	$1,635	$1,177

During the three months ended July 31, 2022, the Company also approved grants of 11,945 cash-settled performance-based restricted stock tracking units ("RSTUs") and 6,490 cash-settled service-based RSTUs for more junior level employees. Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of one share of the Company's common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest. The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of one share of the Company's common stock as of the payment date if they remain continuously employed with the Company until the units vest. All of the RSTUs cliff-vest three years from the grant date. The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value. The expense recognized for the three-month periods ended July 31, 2022 and 2021, and the liability as of July 31, 2022 and April 30, 2022, related to RSTUs is not significant.

Note E--Customer Receivables

The components of customer receivables were:

	July 31,	April 30,
(in thousands)	2022	2022
Gross customer receivables	$175,376	$168,699
Less:
Allowance for doubtful accounts	(234)	(226)
Allowance for returns and discounts	(12,695)	(11,512)

Net customer receivables	$162,447	$156,961

Note F--Inventories

The components of inventories were:

	July 31,	April 30,
(in thousands)	2022	2022
Raw materials	$104,471	$90,451
Work-in-process	59,370	59,180
Finished goods	83,180	78,628

Total inventories	$247,021	$228,259

Note G--Property, Plant and Equipment

The components of property, plant and equipment were:

	July 31,	April 30,
(in thousands)	2022	2022
Land	$4,431	$4,431
Buildings and improvements	119,384	119,066
Buildings and improvements - finance leases	11,164	11,164
Machinery and equipment	326,656	324,417
Machinery and equipment - finance leases	31,546	31,341
Software	27,816	28,115
Construction in progress	22,745	22,794
	543,742	541,328
Less accumulated amortization and depreciation	(336,554)	(327,520)

Total	$207,188	$213,808

Amortization and depreciation expense on property, plant and equipment amounted to $9.7 million and $9.6 million for the three months ended July 31, 2022 and 2021, respectively. Accumulated amortization on finance leases included in the above table amounted to $33.2 million and $32.8 million as of July 31, 2022 and April 30, 2022, respectively.

Note H--Intangibles

The components of customer relationship intangibles were:

	July 31,	April 30,
(in thousands)	2022	2022
Customer relationship intangibles	$274,000	$274,000
Less accumulated amortization	(209,306)	(197,889)

Total	$64,694	$76,111

Customer relationship intangibles are amortized over the estimated useful lives on a straight-line basis over six years. Amortization expense for the three month periods ended July 31, 2022 and 2021 was $11.4 million and $11.4 million, respectively,

Note I--Product Warranty

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

The following is a reconciliation of the Company's warranty liability, which is included in other accrued expenses on the unaudited condensed consolidated balance sheets:

	Three Months Ended
	July 31,
(in thousands)	2022	2021
Beginning balance at May 1	$6,878	$5,249
Accrual	9,095	4,814
Settlements	(8,109)	(4,559)

Ending balance at July 31	$7,864	$5,504

Note J--Fair Value Measurements

The Company utilizes the hierarchy of fair value measurements to classify certain of its assets and liabilities based upon the following definitions:
Level 1- Investments with quoted prices in active markets for identical assets or liabilities. The Company's cash equivalents are invested in money market funds, mutual funds, and certificates of deposit. The Company's mutual fund investment assets represent contributions made and invested on behalf of the Company's former named executive officers in a supplementary employee retirement plan.

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

The Company's financial instruments include cash and equivalents, marketable securities, and other investments; accounts receivable and accounts payable; interest rate swap and foreign exchange forward contracts; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt on the condensed consolidated balance sheets approximate their fair value due to the short maturities of these items. The interest rate swap and foreign exchange forward contracts were marked to market and therefore represent fair value. The fair values of these contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The following table summarizes the fair value of assets and liabilities that are recorded in the Company's consolidated financial statements as of July 31, 2022 and April 30, 2022 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of July 31, 2022
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$254	$—	$—
Interest rate swap contracts	—	11,977	—
Total assets at fair value	$254	$11,977	$—

LIABILITIES:
Foreign exchange forward contracts	$—	$237	$—

	As of April 30, 2022
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$404	$—	$—
Interest rate swap contracts	—	13,687	—
Total assets at fair value	$404	$13,687	$—

There were no transfers between Level 1, Level 2, or Level 3 for assets measured at fair value on a recurring basis.

Note K--Loans Payable and Long-Term Debt

On December 29, 2017, the Company entered into a credit agreement (the "Prior Credit Agreement") with a syndicate of lenders and Wells Fargo Bank, National Association, as administrative agent. The Prior Credit Agreement provided for a $100 million revolving loan facility with a $25 million sub-facility for the issuance of letters of credit, a $250 million initial term loan facility, and a $250 million delayed draw term loan facility. The Company borrowed the entire $250 million under the initial term loan facility, the entire $250 million under the delayed draw term loan facility, and approximately $50 million under the revolving loan facility in connection with its acquisition of RSI Home Products, Inc. ("RSI") and the refinancing of certain senior notes assumed from RSI. The facilities under the Prior Credit Agreement were scheduled to mature on December 29, 2022.

On April 22, 2021, the Company amended and restated the Prior Credit Agreement. The amended and restated credit agreement (the "A&R Credit Agreement") provides for a $500 million revolving loan facility with a $50 million sub-facility for the issuance of letters of credit (the "Revolving Facility") and a $250 million term loan facility (the "Term Loan Facility"). Also on April 22, 2021, the Company borrowed the entire $250 million under the Term Loan Facility and approximately $264 million under the Revolving Facility to fund, in part, the repayment in full of the amounts then outstanding under the Prior Credit Agreement and the complete redemption of its 4.875% Senior Notes due 2026. The Company is required to repay the Term Loan Facility in specified quarterly installments. The Revolving Facility and Term Loan Facility mature on April 22, 2026.

As of July 31, 2022 and April 30, 2022, $231.3 million and $237.5 million, respectively, was outstanding on the Term Loan Facility. As of July 31, 2022 and April 30, 2022, $249.3 million and $263.0 million, respectively, was outstanding under the Revolving Facility. Outstanding letters of credit under the Revolving Facility were $11.3 million as of July 31, 2022, leaving approximately $239.4 million in available capacity under the Revolving Facility as of July 31, 2022. The outstanding balances noted above approximate fair value as the facilities have a floating interest rate.

Amounts outstanding under the Term Loan Facility and the Revolving Facility bear interest based on a fluctuating rate measured by reference to either, at the Company's option, a base rate plus an applicable margin or LIBOR plus an applicable margin, with the applicable margin being determined by reference to the Company's then-current "Secured Net Leverage Ratio." The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company's then-current "Secured Net Leverage Ratio." In addition, a letter of credit fee accrues on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on LIBOR loans, payable quarterly in arrears. As of July 31, 2022, the applicable margin with respect to base rate loans and LIBOR loans was 1.00% and 2.00%, respectively, and the commitment fee was 0.20%. The A&R Credit Agreement includes provisions providing for the transition from LIBOR to a replacement benchmark upon the occurrence of certain events. The Company does not currently expect any such transition to materially impact its financing costs.

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

As of July 31, 2022, the Company was in compliance with all covenants included in the A&R Credit Agreement.

The Company's obligations under the A&R Credit Agreement are guaranteed by the Company's domestic subsidiaries, and the obligations of the Company and its domestic subsidiaries under the A&R Credit Agreement and their guarantees, respectively, are secured by a pledge of substantially all of their respective personal property.

Note L--Derivative Financial Instruments

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

The interest rate swaps are designated as cash flow hedges. Changes in fair value are recorded to other comprehensive income. The risk management objective in using interest rate swaps is to add stability to interest expense and to manage the Company's exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the contract agreements without exchange of the underlying notional amount. Realized gains or losses in connection with required interest payments on interest rate swaps are recorded in earnings, as a component of interest expense, net to offset variability in interest expense associated with the underlying debt's cash flows.

For the three-month periods ended July 31, 2022 and 2021, unrealized gains (losses), net of deferred taxes, of $1.3 million and $(0.6) million, respectively, were recorded in other comprehensive income, and $0.3 million and $(0.2) million, respectively, of realized gains (losses) were reclassified out of accumulated other comprehensive income (loss) to interest expense, net due to interest received from and payments made to the swap counterparties. As of July 31, 2022, the Company anticipates reclassifying approximately $5.1 million of net hedging gains from accumulated other comprehensive income into earnings during the next 12 months to offset the variability of the hedged items during this period.

Foreign Exchange Forward Contracts

At July 31, 2022, the Company held forward contracts maturing from August 2022 to April 2023 to purchase 629.4 million Mexican pesos at exchange rates ranging from 20.74 to 21.74 Mexican pesos to one U.S. dollar. An immaterial liability is recorded in other accrued expenses on the condensed consolidated balance sheet.

Note M--Income Taxes

The effective income tax rate for the three-month period ended July 31, 2022 was 25.0%, compared with 29.2% in the comparable period in the prior fiscal year. The effective rates were higher than the 21.0% U.S. statutory rate for all periods presented primarily due to state income taxes. The effective rate for the period ended July 31, 2022 was lower than the comparable period in the prior fiscal year primarily due to more favorable permanent tax differences in the current year.

Note N--Revenue Recognition

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing, and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the three and three months ended July 31, 2022 and 2021:

	Three Months Ended
	July 31,
(in thousands)	2022	2021
Home center retailers	$241,323	$209,324
Builders	226,771	178,238
Independent dealers and distributors	74,799	55,019
Net Sales	$542,893	$442,581

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

The Company maintains an allowance for expected credit losses based upon management's evaluation and judgment of potential net loss. The allowance is estimated based upon historical experience, the effects of current developments and economic conditions, and each customer's current and anticipated financial condition. Estimates and assumptions are periodically reviewed and updated. Any resulting adjustments to the allowance are reflected in current operating results.

As of July 31, 2022, the Company's two largest customers, Customers A and B, represented 33.6% and 17.2% of the Company's gross customer receivables, respectively. As of July 31, 2021, Customers A and B represented 31.2% and 19.6% of the Company's gross customer receivables, respectively.

The following table summarizes the percentage of net sales attributable to the Company's two largest customers for the three months ended July 31, 2022 and 2021:

	Three Months Ended
	July 31,
	2022	2021
Customer A	30.3%	31.8%
Customer B	14.2%	15.5%

Note P--Other Information

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

Except as described below, the Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims that were deemed to be either probable or reasonably possible was not material as of July 31, 2022.

Antidumping and Countervailing Duties Investigation

In February 2020, a conglomeration of domestic manufacturers filed a scope and circumvention petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of hardwood plywood assembled in Vietnam using cores sourced from China. In July 2022, the DOC issued a Preliminary Scope Determination and Affirmative Preliminary Determination of Circumvention of the Antidumping and Countervailing Duty Orders (“Determination”). Included in the Determination is a list of Vietnamese suppliers not eligible for certification.

AD and CVD cash deposits of 206% are required for imports from the Vietnamese suppliers not eligible for certification. Many of the Vietnamese suppliers have appealed their inclusion on the ineligible for certification list. Because two of the Company’s primary Vietnamese plywood vendors are included on the ineligible for certification list, the Company has determined that it is reasonably possible that it may experience a loss due to these matters and estimates that the maximum total potential range of losses for prior and future purchase to be approximately between $8.0 million and $10.0 million. During the second quarter of fiscal 2023, the Company expects to deposit a portion of such amounts pursuant to the Determination. Based on the evidence provided from the Vietnamese suppliers, the specific characteristics of the product imported and other relevant matters, the Company intends to vigorously appeal any determination that it is subject to these duties and believes that any deposits made will ultimately be refunded upon settlement of the appeals.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes, both of which are included in Part I, Item 1 of this report. The Company's critical accounting policies are included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2022.

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

Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report, including elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and also in the Company's most recent Annual Report on Form 10-K for the fiscal year ended April 30, 2022, filed with the SEC, including under Item 1A, "Risk Factors," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk." While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a material adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes in this report speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Overview

American Woodmark Corporation manufactures and distributes kitchen, bath, and home organization products for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors. As of July 31, 2022, the Company operated 17 manufacturing facilities in the United States and Mexico and eight primary service centers and one distribution center located throughout the United States.

The three-month period ended July 31, 2022 was the Company's first quarter of its fiscal year that ends on April 30, 2023 ("fiscal 2023").

Financial Overview

The Company's remodeling-based business was impacted by the following trends during the first quarter of fiscal 2023:

•The median price per existing home sold rose during the second calendar quarter of 2022 compared to the same period one year ago by 15.5% according to data provided by the National Association of Realtors, and existing home sales decreased 9.7% during the second calendar quarter of 2022 compared to the same period in the prior year;
•The unemployment rate decreased to 3.5% as of July 2022 compared to 5.4% as of July 2021 according to data provided by the U.S. Department of Labor; additionally, the unemployment rate decreased from 3.6% in April 2022;
•Mortgage interest rates increased with a thirty-year fixed mortgage rate of approximately 5.3% in July 2022, an increase of approximately 250 basis points compared to the same period in the prior year, according to Freddie Mac;

•Consumer sentiment as tracked by Thomson Reuters/University of Michigan decreased from 81.2 in July 2021 to 51.5 in July 2022; and
•The inflation rate increased to 8.5% as of July 2022, compared to 5.4% in July 2021 and 8.3% in April 2022 according to data provided by the U.S. Department of Labor.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, housing affordability and sales reported by the Kitchen Cabinet Manufacturers Association ("KCMA"), a trade organization that issues the aggregate sales that have been reported by its members including the largest cabinet manufacturers in the United States. Based on the totality of factors listed above, the Company believes that the cabinet remodeling market increased by approximately 20% during the first quarter of fiscal 2023 versus the prior year quarter primarily due to price increases.

The Company's total net sales increased 22.7% during the first quarter of fiscal 2023 compared to the same prior-year period.

The Company's remodeling sales, which consist of our independent dealer and distributor channel sales and home center retail sales, increased 19.6% during the first quarter of fiscal 2023 compared to the same prior-year period. Our independent dealer and distributor channel increased by 36.0% during the first quarter of fiscal 2023 compared to the comparable prior-year period. Our home center channel increased by 15.3% during the first quarter of fiscal 2023 compared to the comparable prior-year period.

New construction sales increased 27.2% in the first quarter of fiscal 2023, compared to the same period of fiscal 2022. The Company believes that fluctuations in single-family housing starts are the best indicator of new construction cabinet activity. Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts increased 0.7% during the first quarter over the comparable prior year period, according to the U.S. Department of Commerce.  In comparison, housing completions increased 8.0% during the first quarter of fiscal 2023 over the comparable prior year period, according to U.S. Department of Commerce. The Company believes we are continuing to see a temporary shift to extend the lag from 90 days to 120 days or longer.

The Company earned a net income of $20.1 million for the first quarter of fiscal 2023, compared with $3.0 million in the same period of the prior year.

Results of Operations

	Three Months Ended
	July 31,
(in thousands)	2022	2021	Percent Change

Net sales	$542,893	$442,581	22.7%
Gross profit	$86,747	$53,346	62.6%
Selling and marketing expenses	$25,766	$22,888	12.6%
General and administrative expenses	$30,180	$23,734	27.2%

Net Sales. Net sales were $542.9 million for the first quarter of fiscal 2023, an increase of 22.7% compared with the first quarter of fiscal 2022. The Company experienced growth in all sales channels during the first quarter of fiscal 2023 primarily due to the impact of price increases.

Gross Profit. Gross profit margin for the first quarter of fiscal 2023 was 16.0% compared with 12.1% for the same period of fiscal 2022. Gross profit margin in the first quarter of the current fiscal year was positively impacted by increased net sales and productivity, which were partially offset by higher material and logistics costs combined with supply chain disruptions.

Selling and Marketing Expenses. Selling and marketing expenses were 4.7% of net sales in the first quarter of fiscal 2023, compared with 5.2% for the same period of fiscal 2022.

General and Administrative Expenses. General and administrative expenses were 5.6% of net sales in the first quarter of fiscal 2023, compared with 5.4% of net sales in the first quarter of fiscal 2022.The increase in general and administrative expenses as a percentage of net sales during the first quarter of fiscal 2023 was driven by higher employee incentive costs.

Effective Income Tax Rates. The effective income tax rate for the three-month periods ended July 31, 2022 was 25.0%, compared with 29.2% in the comparable period in the prior fiscal year. The effective rates were higher than the 21.0% U.S. statutory rate for all periods presented primarily due to state income taxes. The effective rate for the period ended July 31, 2022 was lower than the comparable period in the prior fiscal year primarily due to more favorable permanent tax differences in the current year.

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

We define Adjusted EBITDA as net income adjusted to exclude (1) income tax expense, (2) interest expense, net, (3) depreciation and amortization expense, (4) amortization of customer relationship intangibles, (5) expenses related to the acquisition of RSI Home Products, Inc. ("RSI acquisition") and the subsequent restructuring charges that the Company incurred related to the acquisition, (6) non-recurring restructuring charges, (7) stock-based compensation expense, (8) gain/loss on asset disposals, (9) change in fair value of foreign exchange forward contracts, and (10) pension settlement charges. We believe Adjusted EBITDA, when presented in conjunction with comparable GAAP measures, is useful for investors because management uses Adjusted EBITDA in evaluating the performance of our business.

We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales.

Adjusted EPS per diluted share

We use Adjusted EPS per diluted share in evaluating the performance of our business and profitability. Management believes that this measure provides useful information to investors by offering additional ways of viewing the Company's results by providing an indication of performance and profitability excluding the impact of unusual and/or non-cash items. We define Adjusted EPS per diluted share as diluted earnings per share excluding the per share impact of (1) expenses related to the RSI acquisition and the subsequent restructuring charges that the Company incurred related to the RSI acquisition, (2) non-recurring restructuring charges, (3) the amortization of customer relationship intangibles, (4) pension settlement charges, and (5) the tax benefit of RSI acquisition expenses and subsequent restructuring charges, the net gain on debt forgiveness and modification and the amortization of customer relationship intangibles and trademarks. The amortization of intangible assets is driven by the RSI acquisition and will recur in future periods. Management has determined that excluding amortization of intangible assets from our definition of Adjusted EPS per diluted share will better help it evaluate the performance of our business and profitability and we have also received similar feedback from some of our investors.

Reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin
	Three Months Ended
	July 31,
(in thousands)	2022	2021

Net income (GAAP)	$20,070	$2,981
Add back:
Income tax expense	6,691	1,229
Interest expense, net	4,053	2,173
Depreciation and amortization expense	12,430	13,025
Amortization of customer relationship intangibles	11,417	11,417
EBITDA (Non-GAAP)	54,661	30,825
Add back:
Acquisition and restructuring related expenses (1)	20	20
Non-recurring restructuring charges (2)	—	313
Pension settlement, net	(239)	—
Change in fair value of foreign exchange forward contracts (3)	238	(350)
Stock-based compensation expense	1,635	1,177
Loss on asset disposal	177	115
Adjusted EBITDA (Non-GAAP)	56,492	32,100

Net Sales	$542,893	$442,581
Net income margin (GAAP)	3.7%	0.7%
Adjusted EBITDA margin (Non-GAAP)	10.4%	7.3%
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

A reconciliation of Adjusted EBITDA and Adjusted EBITDA margin as projected for fiscal 2023 is not provided because we do not forecast net income (loss) as we cannot, without unreasonable effort, estimate or predict with certainty various components of net income (loss).

Adjusted EBITDA. Adjusted EBITDA for the first quarter of fiscal 2023 was $56.5 million or 10.4% of net sales compared to $32.1 million or 7.3% of net sales for the same quarter of the prior fiscal year. The increase in Adjusted EBITDA for the first quarter of fiscal 2023 is primarily due to increased net income due to higher net sales and increased efficiencies.

Reconciliation of Net Income to Adjusted Net Income
	Three Months Ended
	July 31,
(in thousands, except share data)	2022	2021

Net income (GAAP)	$20,070	$2,981
Add back:
Acquisition and restructuring related expenses	20	20
Non-recurring restructuring charges	—	313
Pension settlement, net	(239)	—
Amortization of customer relationship intangibles	11,417	11,417
Tax benefit of add backs	(2,900)	(3,067)
Adjusted net income (Non-GAAP)	$28,368	$11,664

Weighted average diluted shares (GAAP)	16,619,916	16,716,167

EPS per diluted share (GAAP)	$1.21	$0.18
Adjusted EPS per diluted share (Non-GAAP)	$1.71	$0.70

Outlook.  The impact on our financial results from material and logistical constraints in addition to the availability, retention, and cost of labor continue to be uncertain. The Company's net sales were up 22.7% during the first quarter of fiscal 2023 and we expect full year fiscal 2023 sales to be mid-teens growth rate in net sales versus fiscal year 2022. We expect our EBITDA margin for the full year fiscal 2023 to be low double digits. We will continue our investment back into the business by increasing our capital investment rate to a range of 3.0 to 3.5% of net sales. As a reminder, these investments will range from the continuation of our ERP journey to get on the cloud, Digital investments in our customer experience and reinvesting in our manufacturing facilities and platform to help reduce labor dependencies, improve quality and increase capacity. We are choosing to make these additional investments into our core business which will help improve sales and enhance our margins in the future.

The Company continues to track several metrics, including but not limited to housing starts, housing completions, existing home sales, mortgage interest rates, new jobs growth, GDP growth and consumer confidence, which it believes are leading indicators of overall demand for kitchen and bath cabinetry. The Company believes the backlog in the new construction housing completions will continue at a slower pace, which has been driven by the continued housing shortage and challenges builders are facing in regards to labor and supply chain disruptions.

Additional risks and uncertainties that could affect the Company's results of operations and financial condition are discussed elsewhere in this report, including under "Forward-Looking Statements," and elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, including under Item 1A. "Risk Factors," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $33.7 million at July 31, 2022, representing an $11.4 million increase from its April 30, 2022 levels primarily due to $37.3 million cash provided by operations in the first three months of fiscal 2023 compared with cash provided by operations of $6.6 million in the same period of the prior year, $3.4 million in payments to acquire property, plant, and equipment, and $20.6 million of net debt repayments. At July 31, 2022, total long-term debt (including current maturities) was $488.8 million, a decrease of $20.2 million from its balance at April 30, 2022. The Company's ratio of long-term debt to total capital was 38.0% at July 31, 2022, compared with 39.6% at April 30, 2022.

The Company's main source of liquidity is its cash and cash equivalents on hand and generally cash generated from its operating activities. The Company can also borrow up to $500 million under the Revolving Facility. Approximately $239.4 million was available under this facility as of July 31, 2022.

On April 22, 2021, the Company amended and restated the Prior Credit Agreement. The amended and restated credit agreement (the "A&R Credit Agreement") provides for a $500 million revolving loan facility with a $50 million sub-facility for the issuance of letters of credit (the "Revolving Facility") and a $250 million term loan facility (the "Term Loan Facility"). Also on April 22, 2021, the Company borrowed the entire $250 million under the Term Loan Facility and approximately $264 million under the Revolving Facility to fund, in part, the repayment in full of the amounts then outstanding under the Prior Credit Agreement and the complete redemption of its 4.875% Senior Notes due 2026. The Company is required to repay the Term Loan Facility in specified quarterly installments. The Revolving Facility and Term Loan Facility mature on April 22, 2026.

The A&R Credit Agreement includes certain financial covenants that require the Company to maintain (i) a "Consolidated Interest Coverage Ratio" of no less than 2.00 to 1.00 and (ii) a "Total Net Leverage Ratio" of no greater than 4.00 to 1.00, subject, in each case, to certain limited exceptions.

The A&R Credit Agreement includes certain additional covenants, including negative covenants that restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create additional liens on its assets, make certain investments, dispose of its assets or engage in a merger or other similar transaction or engage in transactions with affiliates, subject, in each case, to the various exceptions and conditions described in the A&R Credit Agreement. The negative covenants further restrict the ability of the Company and certain of its subsidiaries to make certain restricted payments, including, in the case of the Company, the payment of dividends and the repurchase of common stock, in certain limited circumstances. We were in compliance with all the covenants under the A&R Credit Agreement as of July 31, 2022.

As of July 31, 2022, $231.3 million was outstanding on the Term Loan Facility and $249.3 million was outstanding under the Revolving Facility. As of July 31, 2022, the applicable margin with respect to base rate loans and LIBOR loans was 1.00% and 2.00%, respectively, and the commitment fee was 0.20%.

See Note K — Loans Payable and Long-Term Debt for further information around our indebtedness and compliance with covenants.

Cash provided by operating activities in the first three months of fiscal 2023 was $37.3 million, compared with $6.6 million in the comparable period of fiscal 2022. The increase in the Company's cash from operating activities was driven primarily by an increase in net income and cash inflows from accrued compensation and related expenses and other accrued expenses, partially offset by cash outflows from inventories, customer receivables, and prepaid expenses and other assets.

The Company's investing activities primarily consist of investment in property, plant and equipment and promotional displays. Net cash used for investing activities was $4.6 million in the first three months of fiscal 2023, compared with $14.7 million in the comparable period of fiscal 2022.

During the first three months of fiscal 2023, net cash used by financing activities was $21.4 million, compared with $55.1 million in the comparable period of the prior fiscal year. The decrease in cash used during the first three months of fiscal 2023 was primarily driven by net payments of long-term debt of $20.6 million in the first three months of fiscal 2023 compared with $29.1 million in the prior year and the repurchase of common stock of $25.0 million in the prior year.

On May 25, 2021, the Company's Board of Directors (the "Board") authorized a stock repurchase program of up to $100 million of the Company's common shares. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the A&R Credit Agreement, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management generally expects to fund any share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. The Company did not repurchase any of its common shares during the first quarter of fiscal 2023. As of July 31, 2022, $75.0 million of funds remained available from the amounts authorized by the Board to repurchase the Company's common stock.

Cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations and fund capital expenditures for the remainder of fiscal 2023.

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

Critical Accounting Policies

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to the Company's critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The costs of the Company's products are subject to inflationary pressures and commodity price fluctuations. The Company has generally been able, over time, to recover the effects of inflation and commodity price fluctuations through sales price increases.

The A&R Credit Agreement includes a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of July 31, 2022 would increase our annual interest expense by approximately $2.8 million. See Note K — Loans Payable and Long-Term Debt for further discussion.

In May 2021, we entered into interest rate swaps to hedge approximately $200 million of our variable interest rate debt. See Note L — Derivative Financial Instruments for further discussion.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 31, 2022. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are not effective as of July 31, 2022 due to the material weaknesses in internal control over financial reporting involving ineffective information technology change management and risk assessment, control activities and monitoring activities related to new system implementation that were disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 (our "2022 Annual Report").

During the quarter ended July 31, 2022, we continued to implement our remediation plans described in Part II, Item 9A of our 2022 Annual Report with respect to the material weakness concerning information technology change management, which includes the deployment of Netwrix/SQL Monitor to track all changes that occur within the production environment with biweekly management reviews, immediate removal of developer access to monitoring logs and the hiring of a Database Administrator to support and remove developer access to the production environment, enhancing the procedures to include additional review and approval by the appropriate personnel, prior to deployment, and additional training for staff and management to ensure completeness and accuracy of the monitoring activities.

During the quarter ended July 31, 2022, we also continued to evaluate available remediation options for the material weakness concerning risk assessment, control activities and monitoring activities related to new system implementation. Once we decide on a final remediation plan, project planning and detailed scheduling will be completed and a target date for implementation will be selected. We will provide additional details concerning our remediation plan for this material weakness in future periodic reports once the remediation plan is finalized.

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weaknesses are remediated as soon as possible. While we believe substantial progress has been made related to the remediation activities noted above, deficiencies related to the material weaknesses have not yet been sustained and operating for a sufficient period of time to be deemed proven as remediated. Accordingly, the material weaknesses in internal control over financial reporting involving ineffective information technology change management and risk assessment, control activities and monitoring activities related to new system implementation as reported on April 30, 2022 have not been deemed remediated as of July 31, 2022.

During the remainder of fiscal 2023, management will test and evaluate the implementation of the new processes established as a result of the remediation plans, and the related internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the financial statements. Notwithstanding the identified material weaknesses, management believes the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows at July 31, 2022 and for the periods presented in accordance with U.S. GAAP.

Except as described above, there has been no change in the Company's internal control over financial reporting that occurred during the quarter ended July 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the Company's business. The Company is not party to any material litigation that does not constitute ordinary, routine litigation incidental to its business. See Note P — Other Information for further discussion of the antidumping and countervailing duties investigation.

Item 1A. Risk Factors

Risk factors that may affect the Company's business, results of operations and financial condition are described in Part I, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2022 and there have been no material changes from the risk factors disclosed. Additional risks are discussed elsewhere in this report, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Forward-Looking Statements" and "Outlook."

Item 6. Exhibits

Exhibit Number	Description

3.1 (a)	Articles of Incorporation as amended effective August 12, 1987 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended January 31, 2003; Commission File No. 000-14798).

3.1 (b)	Articles of Amendment to the Articles of Incorporation effective September 10, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K as filed on August 31, 2004; Commission File No. 000-14798).

3.2	Bylaws – as amended effective May 24, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K as filed on May 25, 2022; Commission File No. 000-14798).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished Herewith).

101	Interactive Data File for the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2022 formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/ Paul Joachimczyk
Paul Joachimczyk
Senior Vice President and Chief Financial Officer

Date: August 30, 2022
Signing on behalf of the registrant and
as principal financial and accounting officer