Form 10-Q
period 2022-10-31
AMERICAN WOODMARK CORP
filed 2022-11-22
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
or
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

As of November 21, 2022, 16,621,827 shares of the Registrant's Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	October 31, 2022	April 30, 2022
ASSETS
Current assets
Cash and cash equivalents	$44,834	$22,325
Customer receivables, net	153,644	156,961
Inventories	252,961	228,259
Prepaid expenses and other	24,872	21,112
Total current assets	476,311	428,657

Property, plant and equipment, net	203,650	213,808
Operating lease right-of-use assets	103,041	108,055
Customer relationship intangibles, net	53,278	76,111
Goodwill	767,612	767,612
Promotional displays, net	10,352	12,565
Deferred income taxes	1,469	1,469
Other assets	35,315	24,219
TOTAL ASSETS	$1,651,028	$1,632,496

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$85,622	$111,422
Current maturities of long-term debt	2,466	2,264
Short-term lease liability - operating	22,249	21,985
Accrued compensation and related expenses	58,826	44,436
Accrued marketing expenses	20,186	15,881
Other accrued expenses	21,847	20,240
Total current liabilities	211,196	216,228

Long-term debt, less current maturities	486,181	506,732
Deferred income taxes	34,454	38,340
Long-term lease liability - operating	87,735	95,084
Other long-term liabilities	2,283	3,229

Shareholders' equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at October 31, 2022: 16,621,827; at April 30, 2022: 16,570,619	366,679	363,224
Retained earnings	448,288	399,434
Accumulated other comprehensive income	14,212	10,225
Total shareholders' equity	829,179	772,883
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,651,028	$1,632,496
See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2022	2021	2022	2021

Net sales	$561,499	$453,163	$1,104,392	$895,744
Cost of sales and distribution	462,765	401,549	918,911	790,784
Gross profit	98,734	51,614	185,481	104,960

Selling and marketing expenses	24,651	21,484	50,417	44,372
General and administrative expenses	32,101	24,623	62,281	48,357
Restructuring charges, net	—	(3)	—	310
Operating income	41,982	5,510	72,783	11,921

Interest expense, net	4,422	2,360	8,475	4,533
Pension settlement, net	(6)	—	(245)	—
Other (income) expense, net	(897)	840	(671)	868
Income before income taxes	38,463	2,310	65,224	6,520

Income tax expense	9,679	280	16,370	1,509

Net income	$28,784	$2,030	$48,854	$5,011

Weighted Average Shares Outstanding
Basic	16,614,677	16,567,391	16,599,136	16,614,112
Diluted	16,657,454	16,605,911	16,638,741	16,662,791

Net earnings per share
Basic	$1.73	$0.12	$2.94	$0.30
Diluted	$1.73	$0.12	$2.94	$0.30

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2022	2021	2022	2021

Net income	$28,784	$2,030	$48,854	$5,011

Other comprehensive income, net of tax:
Change in pension benefits, net of deferred taxes of $125 and $251, for the three and six months ended October 31, 2021, respectively	—	373	—	746
Change in Cash flow hedges (swap), net of deferred taxes of $1,783 and $641, and $1,350 and $641 for the three and six months ended October 31, 2022 and 2021, respectively	5,265	2,465	3,987	1,892

Total Comprehensive Income	$34,049	$4,868	$52,841	$7,649

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	(LOSS)/INCOME	EQUITY
Balance, April 30, 2021	16,801,101	$362,524	$448,282	$(54,568)	$756,238

Net income	—	—	2,981	—	2,981
Other comprehensive income,
net of tax	—	—	—	(200)	(200)
Stock-based compensation	—	1,177	—	—	1,177
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	20,243	(1,033)	—	—	(1,033)
Stock repurchases	(299,781)	(5,874)	(19,126)	—	(25,000)
Employee benefit plan
contributions	39,491	2,938	—	—	2,938
Balance, July 31, 2021	16,561,054	$359,732	$432,137	$(54,768)	$737,101

Net income	—	—	2,030	—	2,030
Other comprehensive income,
net of tax	—	—	—	2,838	2,838
Stock-based compensation	—	1,216	—	—	1,216
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	8,531	(46)	—	—	(46)
Balance, October 31, 2021	16,569,585	$360,902	$434,167	$(51,930)	$743,139

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	(LOSS)/INCOME	EQUITY

Balance, April 30, 2022	16,570,619	$363,224	$399,434	$10,225	$772,883

Net income	—	—	20,070	—	20,070
Other comprehensive income,
net of tax	—	—	—	(1,278)	(1,278)
Stock-based compensation	—	1,635	—	—	1,635
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	25,908	(772)	—	—	(772)
Balance, July 31, 2022	16,596,527	$364,087	$419,504	$8,947	$792,538

Net income	—	—	28,784	—	28,784
Other comprehensive income,
net of tax	—	—	—	5,265	5,265
Stock-based compensation	—	1,754	—	—	1,754
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	8,200	—	—	—	—
Employee benefit plan
contributions	17,100	838	—	—	838
Balance, October 31, 2022	16,621,827	$366,679	$448,288	$14,212	$829,179

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	October 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$48,854	$5,011
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	47,598	48,780
Net loss on disposal of property, plant and equipment	214	151
Reduction in the carrying amount of operating lease right-of-use assets	13,455	13,983
Amortization of debt issuance costs	432	434
Unrealized (gain) loss on foreign exchange forward contracts	(580)	170
Stock-based compensation expense	3,389	2,393
Deferred income taxes	(5,237)	(3,994)
Pension settlement, net	(245)	—
Pension contributions and related (income) expense	—	609
Contributions of employer stock to employee benefit plan	838	2,938
Other non-cash items	3,552	169
Changes in operating assets and liabilities:
Customer receivables	1,078	(2,829)
Income taxes receivable	(1,258)	(5,750)
Inventories	(27,747)	(33,198)
Prepaid expenses and other assets	(9,211)	(6,206)
Accounts payable	(26,048)	(5,214)
Accrued compensation and related expenses	13,996	(13,838)
Operating lease liabilities	(13,490)	(12,798)
Marketing and other accrued expenses	5,836	(987)
Net cash provided (used) by operating activities	55,426	(10,176)

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(9,535)	(22,109)
Proceeds from sales of property, plant and equipment	21	5
Investment in promotional displays	(1,452)	(4,994)
Net cash used by investing activities	(10,966)	(27,098)

FINANCING ACTIVITIES
Payments of long-term debt	(21,178)	(39,705)
Proceeds from long-term debt	—	20,000
Repurchase of common stock	—	(25,000)
Withholding of employee taxes related to stock-based compensation	(773)	(1,079)
Debt issuance cost	—	(6)
Net cash used by financing activities	(21,951)	(45,790)

Net increase (decrease) in cash and cash equivalents	22,509	(83,064)

	Six Months Ended
	October 31,
	2022	2021

Cash and cash equivalents, beginning of period	22,325	91,071

Cash and cash equivalents, end of period	$44,834	$8,007

Supplemental cash flow information:
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable at period end	$247	$701

Cash paid during the period for:
Interest	$8,508	$4,324
Income taxes	$13,362	$11,405

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2023 ("fiscal 2023"). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2022 ("fiscal 2022") filed with the U.S. Securities and Exchange Commission ("SEC").

Goodwill and Intangible Assets: Goodwill represents the excess of purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In accordance with accounting standards, when evaluating goodwill, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that it is more likely than not that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. There were no impairment charges related to goodwill for the three- and six-month periods ended October 31, 2022 and 2021.

Intangible assets consist of customer relationship intangibles. The Company amortizes the cost of intangible assets over their estimated useful lives, six years, unless such lives are deemed indefinite. There were no impairment charges related to intangible assets for the three- and six-month periods ended October 31, 2022 and 2021.

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

Note C--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator used in basic and diluted net earnings
per common share:
Net income	$28,784	$2,030	$48,854	$5,011
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	16,615	16,567	16,599	16,614
Effect of dilutive securities:
Stock options and restricted stock units	42	39	40	49
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	16,657	16,606	16,639	16,663
Net earnings per share
Basic	$1.73	$0.12	$2.94	$0.30
Diluted	$1.73	$0.12	$2.94	$0.30

There were no potentially dilutive securities for the three- and six-month periods ended October 31, 2022 and 2021, which were excluded from the calculation of net earnings per diluted share.

Note D--Stock-Based Compensation

The Company has various stock-based compensation plans. During the three-months ended October 31, 2022, the Board of Directors of the Company approved grants of 18,320 service-based restricted stock units ("RSUs") to non-employee directors. These service-based RSUs (i) vest daily through the end of the two-year vesting period as long as the recipient continuously remains a member of the Board and (ii) entitle the recipient to receive one share of the Company's common stock per unit vested. During the six-months ended October 31, 2022, the Board of Directors of the Company approved grants of service-based RSUs and performance-based RSUs to key employees. The performance-based RSUs totaled 119,772 units and the service-based RSUs totaled 64,528 units. The performance-based RSUs entitle the recipients to receive one share of the Company's common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest. The service-based RSUs entitle the recipients to receive one share of the Company's common stock per unit granted if they remain continuously employed with the Company until the units vest. All of the Company's RSUs granted to employees cliff-vest three years from the grant date.

For the three- and six-month periods ended October 31, 2022 and 2021, stock-based compensation expense was allocated as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2022	2021	2022	2021
Cost of sales and distribution	$498	$326	$936	$675
Selling and marketing expenses	572	343	1,070	662
General and administrative expenses	684	547	1,383	1,056
Stock-based compensation expense	$1,754	$1,216	$3,389	$2,393

During the six months ended October 31, 2022, the Company also approved grants of 11,945 cash-settled performance-based restricted stock tracking units ("RSTUs") and 6,490 cash-settled service-based RSTUs for more junior level employees. Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of one share of the Company's common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest. The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of one share of the Company's common stock as of the payment date if they remain continuously employed with the Company until the units vest. All of the RSTUs cliff-vest three years from the grant date. The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value. The expense recognized for the six-month periods ended October 31, 2022 and 2021, and the liability as of October 31, 2022 and April 30, 2022, related to RSTUs is not significant.

Note E--Customer Receivables

The components of customer receivables were:

	October 31,	April 30,
(in thousands)	2022	2022
Gross customer receivables	$167,472	$168,699
Less:
Allowance for doubtful accounts	(310)	(226)
Allowance for returns and discounts	(13,518)	(11,512)

Net customer receivables	$153,644	$156,961

Note F--Inventories

The components of inventories were:

	October 31,	April 30,
(in thousands)	2022	2022
Raw materials	$112,215	$90,451
Work-in-process	57,928	59,180
Finished goods	82,818	78,628

Total inventories	$252,961	$228,259

Note G--Property, Plant and Equipment

The components of property, plant and equipment were:

	October 31,	April 30,
(in thousands)	2022	2022
Land	$4,431	$4,431
Buildings and improvements	120,037	119,066
Buildings and improvements - finance leases	11,164	11,164
Machinery and equipment	331,523	324,417
Machinery and equipment - finance leases	30,546	31,341
Software	27,817	28,115
Construction in progress	22,833	22,794
	548,351	541,328
Less accumulated amortization and depreciation	(344,701)	(327,520)

Total	$203,650	$213,808

Amortization and depreciation expense on property, plant and equipment amounted to $9.7 million and $9.4 million for the three months ended October 31, 2022 and 2021, respectively, and $19.4 million and $19.1 million for the six months ended October 31, 2022 and 2021, respectively. Accumulated amortization on finance leases included in the above table amounted to $32.5 million and $32.8 million as of October 31, 2022 and April 30, 2022, respectively.

Note H--Intangibles

The components of customer relationship intangibles were:

	October 31,	April 30,
(in thousands)	2022	2022
Customer relationship intangibles	$274,000	$274,000
Less accumulated amortization	(220,722)	(197,889)

Total	$53,278	$76,111

Customer relationship intangibles are amortized over the estimated useful lives on a straight-line basis over six years. Amortization expense for the three month periods ended October 31, 2022 and 2021 was $11.4 million and $11.4 million, respectively, and $22.8 million and $22.8 million, respectively, for each of the six month periods ended October 31, 2022 and 2021.

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

The following is a reconciliation of the Company's warranty liability, which is included in other accrued expenses on the unaudited condensed consolidated balance sheets:

	Six Months Ended
	October 31,
(in thousands)	2022	2021
Beginning balance at May 1	$6,878	$5,249
Accrual	19,022	9,892
Settlements	(17,360)	(9,198)

Ending balance at October 31	$8,540	$5,943

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

The Company's financial instruments include cash and equivalents, marketable securities, and other investments; accounts receivable and accounts payable; interest rate swap and foreign exchange forward contracts; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt on the condensed consolidated balance sheets approximate their fair value due to the short maturities of these items. The interest rate swap and foreign exchange forward contracts were marked to market and therefore represent fair value. The fair values of these contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The following table summarizes the fair value of assets and liabilities that are recorded in the Company's consolidated financial statements as of October 31, 2022 and April 30, 2022 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of October 31, 2022
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$236	$—	$—
Interest rate swap contracts	—	19,025	—
Foreign exchange forward contracts	—	580	—
Total assets at fair value	$236	$19,605	$—

	As of April 30, 2022
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$404	$—	$—
Interest rate swap contracts	—	13,687	—
Total assets at fair value	$404	$13,687	$—

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

As of October 31, 2022 and April 30, 2022, $231.3 million and $237.5 million, respectively, was outstanding on the Term Loan Facility. As of October 31, 2022 and April 30, 2022, $249.3 million and $263.0 million, respectively, was outstanding under the Revolving Facility. Outstanding letters of credit under the Revolving Facility were $11.4 million as of October 31, 2022, leaving approximately $239.4 million in available capacity under the Revolving Facility as of October 31, 2022. The outstanding balances noted above approximate fair value as the facilities have a floating interest rate.

Amounts outstanding under the Term Loan Facility and the Revolving Facility bear interest based on a fluctuating rate measured by reference to either, at the Company's option, a base rate plus an applicable margin or LIBOR plus an applicable margin, with the applicable margin being determined by reference to the Company's then-current "Secured Net Leverage Ratio." The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company's then-current "Secured Net Leverage Ratio." In addition, a letter of credit fee accrues on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on LIBOR loans, payable quarterly in arrears. As of October 31, 2022, the applicable margin with respect to base rate loans and LIBOR loans was 0.50% and 1.50%, respectively, and the commitment fee was 0.15%. The A&R Credit Agreement includes provisions providing for the transition from LIBOR to a replacement benchmark upon the occurrence of certain events. The Company does not currently expect any such transition to materially impact its financing costs.

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

As of October 31, 2022, the Company was in compliance with all covenants included in the A&R Credit Agreement.

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

For the three- and six-month periods ended October 31, 2022, unrealized gains (losses), net of deferred taxes, of $6.1 million and $5.0 million, respectively, were recorded in other comprehensive income, and $1.1 million and $1.4 million, respectively, of realized gains (losses) were reclassified out of accumulated other comprehensive income (loss) to interest expense, net due to interest received from and payments made to the swap counterparties. For the three- and six-month periods ended October 31, 2021, unrealized gains (losses), net of deferred taxes, of $2.5 million and $1.9 million, respectively, were recorded in other comprehensive income, and $0.3 million and $0.4 million, respectively, of realized gains (losses) were reclassified out of accumulated other comprehensive income (loss) to interest expense, net due to interest received from and payments made to the swap counterparties. As of October 31, 2022, the Company anticipates reclassifying approximately $8.4 million of net hedging gains from accumulated other comprehensive income into earnings during the next 12 months to offset the variability of the hedged items during this period.

Foreign Exchange Forward Contracts

At October 31, 2022, the Company held forward contracts maturing from November 2022 to April 2023 to purchase 422.4 million Mexican pesos at exchange rates ranging from 21.11 to 21.74 Mexican pesos to one U.S. dollar. An immaterial asset is recorded in prepaid expense and other on the condensed consolidated balance sheet.

Note M--Income Taxes

The effective income tax rates for the three- and six-month periods ended October 31, 2022 were 25.2% and 25.1%, respectively, compared with 12.1% and 23.1% in the comparable periods in the prior fiscal year. The effective rates were higher than the 21.0% U.S. statutory rate for the three- and six-month periods ended October 31, 2022 primarily due to state income taxes. The effective rate for the periods ended October 31, 2022 was higher than the comparable periods in the prior fiscal year primarily due to a favorable uncertain tax position reversal booked in the prior periods.

Note N--Revenue Recognition

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing, and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the three and six months ended October 31, 2022 and 2021:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2022	2021	2022	2021
Home center retailers	$237,433	$215,342	$478,750	$424,666
Builders	244,186	183,200	470,962	361,438
Independent dealers and distributors	79,880	54,621	154,680	109,640
Net Sales	$561,499	$453,163	$1,104,392	$895,744

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

As of October 31, 2022, the Company's two largest customers, Customers A and B, represented 31.7% and 17.5% of the Company's gross customer receivables, respectively. As of October 31, 2021, Customers A and B represented 31.2% and 19.6% of the Company's gross customer receivables, respectively.

The following table summarizes the percentage of net sales attributable to the Company's two largest customers for the three and six months ended October 31, 2022 and 2021:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2022	2021	2022	2021
Customer A	28.9%	31.7%	29.6%	31.8%
Customer B	13.4%	15.8%	13.8%	15.6%

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

Except as described below, the Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims that were deemed to be either probable or reasonably possible was not material as of October 31, 2022.

Antidumping and Countervailing Duties Investigation

In February 2020, a conglomeration of domestic manufacturers filed a scope and circumvention petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of hardwood plywood assembled in Vietnam using cores sourced from China. In July 2022, the DOC issued a Preliminary Scope Determination and Affirmative Preliminary Determination of Circumvention of the Antidumping and Countervailing Duty Orders (“Preliminary Determination”). Included in the Determination is a list of Vietnamese suppliers not eligible for certification.

AD and CVD cash deposits of 206% are required for imports from the Vietnamese suppliers not eligible for certification. Many of the Vietnamese suppliers have appealed their inclusion on the ineligible for certification list. Because two of the Company’s primary Vietnamese plywood vendors are included on the ineligible for certification list, the Company has determined that it is reasonably possible that it may experience a loss due to these matters and estimates that the maximum total potential loss for prior and future purchase to be approximately $8.0 million. During the second quarter of fiscal 2023, the Company remitted deposits of $3.8 million pursuant to the Preliminary Determination. The deposits remitted are included in other assets on the Company’s condensed consolidated balance sheet. Based on the evidence provided from the Vietnamese suppliers, the specific characteristics of the product imported and other relevant matters, the Company intends to vigorously appeal any determination that it is subject to these duties and believes that any deposits made will ultimately be refunded upon settlement of the appeals.

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
•negative developments in the macro-economic factors that impact our performance such as the U.S. housing market, general economy, unemployment rates, interest rates and consumer sentiment and the impact of such developments on our and our customers' business, operations, and access to financing;
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
•risks associated with the implementation of our growth, digital transformation, and platform design strategies;
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

Overview

American Woodmark Corporation manufactures and distributes kitchen, bath, and home organization products for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors. As of October 31, 2022, the Company operated 17 manufacturing facilities in the United States and Mexico and eight primary service centers and one distribution center located throughout the United States.

The three-month period ended October 31, 2022 was the Company's second quarter of its fiscal year that ends on April 30, 2023 ("fiscal 2023").

Financial Overview

The Company's remodeling-based business was impacted by the following trends during the second quarter of fiscal 2023:

•The median price per existing home sold rose during the second calendar quarter of 2022 compared to the same period one year ago by 8.7% according to data provided by the National Association of Realtors, and existing home sales decreased 21.4% during the second calendar quarter of 2022 compared to the same period in the prior year;
•The unemployment rate decreased to 3.7% as of October 2022 compared to 4.6% as of October 2021 according to data provided by the U.S. Department of Labor; additionally, the unemployment rate increased slightly from 3.6% in April 2022;
•Mortgage interest rates increased with a thirty-year fixed mortgage rate of approximately 7.1% in October 2022, an increase of approximately 390 basis points compared to the same period in the prior year, according to Freddie Mac;
•Consumer sentiment as tracked by Thomson Reuters/University of Michigan decreased from 71.7 in October 2021 to 59.9 in October 2022; and
•The inflation rate as of October 2022 was 7.7%, compared to 6.2% in October 2021 and 8.3% in April 2022 according to data provided by the U.S. Department of Labor.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, home owner equity, and housing affordability.

The Company's total net sales increased 23.9% during the second quarter and 23.3% during the first half of fiscal 2023 compared to the same prior-year period.

The Company's remodeling sales, which consist of our independent dealer and distributor channel sales and home center retail sales, increased 17.5% during the second quarter and 18.6% during the first half of fiscal 2023 compared to the same prior-year periods. Our independent dealer and distributor channel increased by 46.2% during the second quarter and 41.1% during the first half of fiscal 2023 compared to the comparable prior-year periods. Our home center channel increased by 10.3% during the second quarter and 12.7% during the first half of fiscal 2023 compared to the comparable prior-year periods.

New construction sales increased 33.3% in the second quarter and 30.3% during the first half of fiscal 2023, compared to the same periods of fiscal 2022. The Company believes that fluctuations in single-family housing starts are the best indicator of new construction cabinet activity. Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts decreased 15.8% during the second quarter over the comparable prior year period, according to the U.S. Department of Commerce.  In comparison, housing completions increased 7.0% during the second quarter of fiscal 2023 over the comparable prior year period, according to U.S. Department of Commerce. The Company believes we are continuing to see a temporary shift to extend the lag from 90 days to 120 days or longer.

The Company earned net income of $28.8 million for the second quarter of fiscal 2023, compared with $2.0 million in the same period of the prior year, and earned net income of $48.9 million for the first six months of fiscal 2023, compared with $5.0 million in the same period of the prior year.

Results of Operations

	Three Months Ended			Six Months Ended
	October 31,			October 31,
(in thousands)	2022	2021	Percent Change	2022	2021	Percent Change

Net sales	$561,499	$453,163	23.9%	$1,104,392	$895,744	23.3%
Gross profit	$98,734	$51,614	91.3%	$185,481	$104,960	76.7%
Selling and marketing expenses	$24,651	$21,484	14.7%	$50,417	$44,372	13.6%
General and administrative expenses	$32,101	$24,623	30.4%	$62,281	$48,357	28.8%

Net Sales. Net sales were $561.5 million for the second quarter of fiscal 2023, an increase of 23.9% compared with the second quarter of fiscal 2022. For the first half of fiscal 2023, net sales were $1,104.4 million, reflecting a 23.3% increase compared to the same period of fiscal 2022. The Company experienced growth in all sales channels during the second quarter and first half of fiscal 2023 primarily due to the impact of price increases.

Gross Profit. Gross profit margin for the second quarter of fiscal 2023 was 17.6% compared with 11.4% for the same period of fiscal 2022. Gross profit margin for the first half of fiscal 2023 was 16.8% compared with 11.7% for the same period of fiscal 2022. Gross profit margin in the second quarter and first six months of the current fiscal year was positively impacted by increased net sales and productivity, which were partially offset by higher material and logistics costs which are starting to stabilize.

Selling and Marketing Expenses. Selling and marketing expenses were 4.4% of net sales in the second quarter of fiscal 2023, compared with 4.7% for the same period of fiscal 2022. Selling and marketing expenses were 4.6% of net sales in the first half of fiscal 2023, compared with 5.0% for the same period of fiscal 2022.

General and Administrative Expenses. General and administrative expenses were 5.7% of net sales in the second quarter of fiscal 2023, compared with 5.4% of net sales in the second quarter of fiscal 2022. General and administrative expenses were 5.6% of net sales in the first half of fiscal 2023, compared with 5.4% of net sales in the second quarter of fiscal 2022. The increase in general and administrative expenses as a percentage of net sales during the second quarter and first half of fiscal 2023 was driven by higher employee incentive costs, partially offset by leverage created by higher sales.

Effective Income Tax Rates. The effective income tax rates for the three- and six-month periods ended October 31, 2022 was 25.2% and 25.1%, respectively, compared with 12.1% and 23.1% in the comparable periods in the prior fiscal year. The effective rates were higher than the 21.0% U.S. statutory rate for the three- and six-month periods ended October 31, 2022 primarily due to state income taxes. The effective rate for the periods ended October 31, 2022 was higher than the comparable periods in the prior fiscal year primarily due to a favorable uncertain tax position reversal booked in the prior periods.

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

Reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin
	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2022	2021	2022	2021

Net income (GAAP)	$28,784	$2,030	$48,854	$5,011
Add back:
Income tax expense	9,679	280	16,370	1,509
Interest expense, net	4,422	2,360	8,475	4,533
Depreciation and amortization expense	12,334	12,921	24,764	25,946
Amortization of customer relationship intangibles	11,417	11,417	22,834	22,834
EBITDA (Non-GAAP)	$66,636	$29,008	121,297	59,833
Add back:
Acquisition and restructuring related expenses (1)	20	20	40	40
Non-recurring restructuring charges (2)	—	(3)	—	310
Pension settlement, net	(6)	—	(245)	—
Change in fair value of foreign exchange forward contracts (3)	(818)	520	(580)	170
Stock-based compensation expense	1,754	1,216	3,389	2,393
Loss on asset disposal	37	36	214	151
Adjusted EBITDA (Non-GAAP)	$67,623	$30,797	124,115	62,897

Net Sales	$561,499	$453,163	$1,104,392	$895,744
Net income margin (GAAP)	5.1%	0.4%	4.4%	0.6%
Adjusted EBITDA margin (Non-GAAP)	12.0%	6.8%	11.2%	7.0%
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

Adjusted EBITDA. Adjusted EBITDA for the second quarter of fiscal 2023 was $67.6 million or 12.0% of net sales compared to $30.8 million or 6.8% of net sales for the same quarter of the prior fiscal year. Adjusted EBITDA for the first half of fiscal 2023 was $124.1 million or 11.2% of net sales compared to $62.9 million or 7.0% of net sales for the same quarter of the prior fiscal year. The increase in Adjusted EBITDA for the second quarter and first half of fiscal 2023 is primarily due to increased net income due to higher net sales driven by pricing actions and increased efficiencies.

Reconciliation of Net Income to Adjusted Net Income
	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands, except share data)	2022	2021	2022	2021

Net income (GAAP)	$28,784	$2,030	$48,854	$5,011
Add back:
Acquisition and restructuring related expenses	20	$20	40	40
Non-recurring restructuring charges	—	$(3)	—	310
Pension settlement, net	(6)	$—	(245)	—
Amortization of customer relationship intangibles	11,417	$11,417	22,834	22,834
Tax benefit of add backs	(2,961)	$(3,100)	(5,861)	(6,167)
Adjusted net income (Non-GAAP)	$37,254	$10,364	$65,622	$22,028

Weighted average diluted shares (GAAP)	16,657,454	16,605,911	16,638,741	16,662,791

EPS per diluted share (GAAP)	$1.73	$0.12	$2.94	$0.30
Adjusted EPS per diluted share (Non-GAAP)	$2.24	$0.62	$3.94	$1.32

Outlook.  The impact on our financial results from material and logistical constraints in addition to the availability, retention, and cost of labor continue to be uncertain. The Company's net sales were up 23.9% and 23.3% during the second quarter and first half of fiscal 2023, respectively, and we expect full year fiscal 2023 sales to be low double-digit growth rate in net sales versus fiscal year 2022. We expect our EBITDA margin for the full year fiscal 2023 to be low double digits. We will continue our investment back into the business by increasing our capital investment rate to a range of 3.0 to 3.5% of net sales. As a reminder, these investments will range from the continuation of our Enterprise Resource Planning journey to get on the cloud, digital investments in our customer experience, reinvesting in our manufacturing facilities, specifically the expansion of our Hamlet, NC facility, and a new manufacturing plant in Mexico and automation efforts to help reduce labor dependencies, improve quality and increase capacity. We are choosing to make these additional investments into our core business which will help position the company for improved sales opportunities in our stock platform and enhance our margins in the future.

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

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $44.8 million at October 31, 2022, representing an $22.5 million increase from its April 30, 2022 levels primarily due to $55.4 million cash provided by operations in the first six months of fiscal 2023 compared with cash used by operations of $10.2 million in the same period of the prior year, $9.5 million in payments to acquire property, plant, and equipment, and $21.2 million of net debt repayments. The increase in the Company's cash from operating activities was driven primarily by an increase in net income and cash inflows from accrued compensation and related expenses, customer receivables, inventories, accrued marketing expenses and other accrued expenses, partially offset by cash outflows from accounts payable and prepaid expenses and other assets. At October 31, 2022, total long-term debt (including current maturities) was $488.6 million. The Company's ratio of long-term debt to total capital was 37.0% at October 31, 2022, compared with 39.6% at April 30, 2022.

The Company's main source of liquidity is its cash and cash equivalents on hand and generally cash generated from its operating activities. The Company can also borrow up to $500 million under the Revolving Facility. Approximately $239.4 million was available under this facility as of October 31, 2022.

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

The A&R Credit Agreement includes certain additional covenants, including negative covenants that restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create additional liens on its assets, make certain investments, dispose of its assets or engage in a merger or other similar transaction or engage in transactions with affiliates, subject, in each case, to the various exceptions and conditions described in the A&R Credit Agreement. The negative covenants further restrict the ability of the Company and certain of its subsidiaries to make certain restricted payments, including, in the case of the Company, the payment of dividends and the repurchase of common stock, in certain limited circumstances. We were in compliance with all the covenants under the A&R Credit Agreement as of October 31, 2022.

As of October 31, 2022, $231.3 million was outstanding on the Term Loan Facility and $249.3 million was outstanding under the Revolving Facility. As of October 31, 2022, the applicable margin with respect to base rate loans and LIBOR loans was 0.50% and 1.50%, respectively, and the commitment fee was 0.15%.

See Note K — Loans Payable and Long-Term Debt for further information around our indebtedness and compliance with covenants.

The Company's investing activities primarily consist of investment in property, plant and equipment and promotional displays. Net cash used for investing activities was $11.0 million in the first six months of fiscal 2023, compared with $27.1 million in the comparable period of fiscal 2022.

During the first six months of fiscal 2023, net cash used by financing activities was $22.0 million, compared with $45.8 million in the comparable period of the prior fiscal year. The decrease in cash used during the first half of fiscal 2023 was primarily driven by the repurchase of common stock of $25.0 million in the prior year.

On May 25, 2021, the Company's Board of Directors (the "Board") authorized a stock repurchase program of up to $100 million of the Company's common shares. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the A&R Credit Agreement, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management generally expects to fund any share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. The Company did not repurchase any of its common shares during the second quarter or first six months of fiscal 2023. As of October 31, 2022, $75.0 million of funds remained available from the amounts authorized by the Board to repurchase the Company's common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The costs of the Company's products are subject to inflationary pressures and commodity price fluctuations. The Company has generally been able, over time, to recover the effects of inflation and commodity price fluctuations through sales price increases although there may be a lag in the recovery.

The A&R Credit Agreement includes a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of October 31, 2022 would increase our annual interest expense by approximately $2.8 million. See Note K — Loans Payable and Long-Term Debt for further discussion.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2022. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of October 31, 2022 due to the material weaknesses in internal control over financial reporting involving ineffective information technology change management and risk assessment, control activities and monitoring activities related to new system implementation that were disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 (our "2022 Annual Report").

During the quarter ended October 31, 2022, we continued to implement our remediation plans described in Part II, Item 9A of our 2022 Annual Report with respect to the material weakness concerning information technology change management, including the implementation of new and enhanced processes to ensure timeliness of review and approval for emergency and scheduler changes, the removal of developer access to database monitoring logs, and an update of the development deployment process to require additional approvals as appropriate.

During the quarter ended October 31, 2022, we also continue to evaluate available remediation options for an automated solution to the material weakness concerning control and monitoring activities related to new system implementation. However, we've taken actions to implement new and ongoing monitoring activities to mitigate the risks associated with privileged user access, as we continue to work towards a more permanent solution. We will continue to provide additional details concerning progress on our remediation plan for this material weakness in future periodic reports.

During the remainder of fiscal 2023, we are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weaknesses are remediated as soon as possible. Management will test and evaluate the implementation of the new processes established as a result of the remediation plans, and the related internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the financial statements. Notwithstanding the identified material weaknesses, management believes the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows at October 31, 2022 and for the periods presented in accordance with U.S. GAAP.

Except as described above, there has been no change in the Company's internal control over financial reporting that occurred during the quarter ended October 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Description

3.1 (a)	Articles of Incorporation as amended effective August 12, 1987 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended January 31, 2003; Commission File No. 000-14798).

3.1 (b)	Articles of Amendment to the Articles of Incorporation effective September 10, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K as filed on August 31, 2004; Commission File No. 000-14798).

3.2	Bylaws – as amended effective May 24, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K as filed on May 25, 2022; Commission File No. 000-14798).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished Herewith).

101	Interactive Data File for the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2022 formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/ Paul Joachimczyk
Paul Joachimczyk
Senior Vice President and Chief Financial Officer

Date: November 22, 2022
Signing on behalf of the registrant and
as principal financial and accounting officer