Form 10-Q
period 2023-01-31
AMERICAN WOODMARK CORP
filed 2023-02-28
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2023
or
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

As of February 27, 2023, 16,635,295 shares of the Registrant's Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	January 31, 2023	April 30, 2022
ASSETS
Current assets
Cash and cash equivalents	$45,817	$22,325
Customer receivables, net	117,742	156,961
Inventories	224,763	228,259
Prepaid expenses and other	23,136	21,112
Total current assets	411,458	428,657

Property, plant and equipment, net	203,509	213,808
Operating lease right-of-use assets	98,766	108,055
Customer relationship intangibles, net	41,861	76,111
Goodwill	767,612	767,612
Promotional displays, net	8,126	12,565
Deferred income taxes	1,469	1,469
Other assets	31,572	24,219
TOTAL ASSETS	$1,564,373	$1,632,496

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$58,971	$111,422
Current maturities of long-term debt	2,546	2,264
Short-term lease liability - operating	22,515	21,985
Accrued compensation and related expenses	52,074	44,436
Accrued marketing expenses	13,417	15,881
Other accrued expenses	18,597	20,240
Total current liabilities	168,120	216,228

Long-term debt, less current maturities	440,684	506,732
Deferred income taxes	26,901	38,340
Long-term lease liability - operating	83,052	95,084
Other long-term liabilities	2,476	3,229

Shareholders' equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at January 31, 2023: 16,621,827; at April 30, 2022: 16,570,619	368,539	363,224
Retained earnings	463,016	399,434
Accumulated other comprehensive income	11,585	10,225
Total shareholders' equity	843,140	772,883
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,564,373	$1,632,496
See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2023	2022	2023	2022

Net sales	$480,713	$459,736	$1,585,105	$1,355,480
Cost of sales and distribution	405,373	407,981	1,324,284	1,198,765
Gross profit	75,340	51,755	260,821	156,715

Selling and marketing expenses	21,364	23,383	71,781	67,755
General and administrative expenses	28,848	23,281	91,129	71,638
Restructuring charges, net	1,310	(127)	1,310	183
Operating income	23,818	5,218	96,601	17,139

Interest expense, net	4,303	2,668	12,778	7,201
Pension settlement, net	293	69,452	48	69,452
Other (income) expense, net	(411)	(335)	(1,082)	533
Income (loss) before income taxes	19,633	(66,567)	84,857	(60,047)

Income tax expense (benefit)	4,905	(17,310)	21,275	(15,801)

Net income (loss)	$14,728	$(49,257)	$63,582	$(44,246)

Weighted Average Shares Outstanding
Basic	16,621,827	16,569,881	16,606,700	16,599,369
Diluted	16,695,714	16,569,881	16,661,234	16,599,369

Net earnings (loss) per share
Basic	$0.89	$(2.97)	$3.83	$(2.67)
Diluted	$0.88	$(2.97)	$3.82	$(2.67)

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2023	2022	2023	2022

Net income (loss)	$14,728	$(49,257)	$63,582	$(44,246)

Other comprehensive income, net of tax:
Change in pension benefits, net of deferred taxes of $18,230 and $18,481, for the three and nine months ended January 31, 2022, respectively	—	53,822	—	54,568
Change in Cash flow hedges (swap), net of deferred taxes (benefit) of $(890) and $763, and $461 and $1,404 for the three and nine months ended January 31, 2023 and 2022, respectively	(2,627)	2,253	1,360	4,145

Total Comprehensive Income	$12,101	$6,818	$64,942	$14,467

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	(LOSS)/INCOME	EQUITY
Balance, April 30, 2021	16,801,101	$362,524	$448,282	$(54,568)	$756,238

Net income	—	—	2,981	—	2,981
Other comprehensive income,
net of tax	—	—	—	(200)	(200)
Stock-based compensation	—	1,177	—	—	1,177
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	20,243	(1,033)	—	—	(1,033)
Stock repurchases	(299,781)	(5,874)	(19,126)	—	(25,000)
Employee benefit plan
contributions	39,491	2,938	—	—	2,938
Balance, July 31, 2021	16,561,054	$359,732	$432,137	$(54,768)	$737,101

Net income	—	—	2,030	—	2,030
Other comprehensive income,
net of tax	—	—	—	2,838	2,838
Stock-based compensation	—	1,216	—	—	1,216
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	8,531	(46)	—	—	(46)
Balance, October 31, 2021	16,569,585	$360,902	$434,167	$(51,930)	$743,139

Net loss	—	—	(49,257)	—	(49,257)
Other comprehensive income,
net of tax	—	—	—	56,075	56,075
Stock-based compensation	—	1,006	—	—	1,006
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	1,034	(10)	—	—	(10)
Balance, January 31, 2022	16,570,619	$361,898	$384,910	$4,145	$750,953

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	(LOSS)/INCOME	EQUITY

Balance, April 30, 2022	16,570,619	$363,224	$399,434	$10,225	$772,883

Net income	—	—	20,070	—	20,070
Other comprehensive income,
net of tax	—	—	—	(1,278)	(1,278)
Stock-based compensation	—	1,635	—	—	1,635
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	25,908	(772)	—	—	(772)
Balance, July 31, 2022	16,596,527	$364,087	$419,504	$8,947	$792,538

Net income	—	—	28,784	—	28,784
Other comprehensive income,
net of tax	—	—	—	5,265	5,265
Stock-based compensation	—	1,754	—	—	1,754
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	8,200	—	—	—	—
Employee benefit plan
contributions	17,100	838	—	—	838
Balance, October 31, 2022	16,621,827	$366,679	$448,288	$14,212	$829,179

Net income	—	—	14,728	—	14,728
Other comprehensive income,
net of tax	—	—	—	(2,627)	(2,627)
Stock-based compensation	—	1,860	—	—	1,860
Balance, January 31, 2023	16,621,827	$368,539	$463,016	$11,585	$843,140

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	January 31,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$63,582	$(44,246)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	70,828	72,703
Net loss on disposal of property, plant and equipment	879	516
Reduction in the carrying amount of operating lease right-of-use assets	19,919	20,823
Amortization of debt issuance costs	647	651
Unrealized gain on foreign exchange forward contracts	(904)	(7)
Stock-based compensation expense	5,249	3,399
Deferred income taxes	(11,899)	(24,424)
Pension settlement, net	48	69,452
Pension contributions and related (income) expense	—	710
Contributions of employer stock to employee benefit plan	838	2,938
Other non-cash items	3,677	(823)
Changes in operating assets and liabilities:
Customer receivables	36,823	(4,436)
Income taxes receivable	(798)	(8,989)
Inventories	362	(46,054)
Prepaid expenses and other assets	(8,269)	(7,039)
Accounts payable	(53,477)	(5,744)
Accrued compensation and related expenses	7,130	(12,533)
Operating lease liabilities	(20,073)	(18,345)
Marketing and other accrued expenses	(3,759)	(11,603)
Net cash provided (used) by operating activities	110,803	(13,051)

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(17,134)	(29,812)
Proceeds from sales of property, plant and equipment	23	5
Investment in promotional displays	(2,149)	(5,959)
Net cash used by investing activities	(19,260)	(35,766)

FINANCING ACTIVITIES
Payments of long-term debt	(67,278)	(40,288)
Proceeds from long-term debt	—	25,000
Repurchase of common stock	—	(25,000)
Withholding of employee taxes related to stock-based compensation	(773)	(1,089)
Debt issuance cost	—	(6)
Net cash used by financing activities	(68,051)	(41,383)

Net increase (decrease) in cash and cash equivalents	23,492	(90,200)

	Nine Months Ended
	January 31,
	2023	2022

Cash and cash equivalents, beginning of period	22,325	91,071

Cash and cash equivalents, end of period	$45,817	$871

Supplemental cash flow information:
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable at period end	$1,025	$2,108

Cash paid during the period for:
Interest	$13,208	$6,945
Income taxes	$34,998	$17,677

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2023 ("fiscal 2023"). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2022 ("fiscal 2022") filed with the U.S. Securities and Exchange Commission ("SEC").

Goodwill and Intangible Assets: Goodwill represents the excess of purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In accordance with accounting standards, when evaluating goodwill, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that it is more likely than not that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. There were no impairment charges related to goodwill for the three- and nine-month periods ended January 31, 2023 and 2022.

Intangible assets consist of customer relationship intangibles. The Company amortizes the cost of intangible assets over their estimated useful lives, six years, unless such lives are deemed indefinite. There were no impairment charges related to intangible assets for the three- and nine-month periods ended January 31, 2023 and 2022.

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

Note B--New Accounting Pronouncements

In December 2022, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2022-06 "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848." The amendments in this update defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. In March 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. ASU 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued. The FASB included a sunset provision within Topic 848 based on the expectations of when the LIBOR would cease being published. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2024 and can be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company adopted the standard as of January 31, 2023 when it amended all debt and financial instruments that used to have a LIBOR reference rate. The amendments did not have a material impact on the Company's consolidated financial statements.

Note C--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator used in basic and diluted net earnings
per common share:
Net income (loss)	$14,728	$(49,257)	$63,582	$(44,246)
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	16,622	16,570	16,607	16,599
Effect of dilutive securities:
Stock options and restricted stock units	74	—	54	—
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	16,696	16,570	16,661	16,599
Net earnings (loss) per share
Basic	$0.89	$(2.97)	$3.83	$(2.67)
Diluted	$0.88	$(2.97)	$3.82	$(2.67)

There were no potentially dilutive securities for the three- and nine-month periods ended January 31, 2023, which were excluded from the calculation of net earnings per diluted share. Potentially dilutive securities of 40,973 and 47,878 for the three- and nine-month periods ended January 31, 2022, respectively, have not been considered in the calculation of net loss per share as the effect would be anti-dilutive.

Note D--Stock-Based Compensation

The Company has various stock-based compensation plans. During the nine-months ended January 31, 2023, the Board of Directors of the Company approved grants of service-based restricted stock units ("RSUs") and performance-based RSUs to key employees and non-employee directors. The performance-based RSUs totaled 119,772 units and the service-based RSUs totaled 82,848 units. The performance-based RSUs entitle the recipients to receive one share of the Company's common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest. The service-based RSUs entitle the recipients to receive one share of the Company's common stock per unit granted if they remain continuously employed with the Company until the units vest. All of the Company's RSUs granted to employees cliff-vest three years from the grant date, while RSUs granted to non-employee directors vest daily over a two-year period from the date of grant.

For the three- and nine-month periods ended January 31, 2023 and 2022, stock-based compensation expense was allocated as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2023	2022	2023	2022
Cost of sales and distribution	$547	$231	$1,483	$906
Selling and marketing expenses	376	269	1,446	931
General and administrative expenses	937	506	2,320	1,562
Stock-based compensation expense	$1,860	$1,006	$5,249	$3,399

During the nine months ended January 31, 2023, the Company also approved grants of 11,945 cash-settled performance-based restricted stock tracking units ("RSTUs") and 6,490 cash-settled service-based RSTUs for more junior level employees. Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of one share of the Company's common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest. The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of one share of the Company's common stock as of the payment date if they remain continuously employed with the Company until the units vest. All of the RSTUs cliff-vest three years from the grant date. The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value. The expense recognized for the nine-month periods ended January 31, 2023 and 2022, and the liability as of January 31, 2023 and April 30, 2022, related to RSTUs is not significant.

Note E--Customer Receivables

The components of customer receivables were:

	January 31,	April 30,
(in thousands)	2023	2022
Gross customer receivables	$129,375	$168,699
Less:
Allowance for doubtful accounts	(377)	(226)
Allowance for returns and discounts	(11,256)	(11,512)

Net customer receivables	$117,742	$156,961

Note F--Inventories

The components of inventories were:

	January 31,	April 30,
(in thousands)	2023	2022
Raw materials	$105,733	$90,451
Work-in-process	54,212	59,180
Finished goods	64,818	78,628

Total inventories	$224,763	$228,259

Note G--Property, Plant and Equipment

The components of property, plant and equipment were:

	January 31,	April 30,
(in thousands)	2023	2022
Land	$4,475	$4,431
Buildings and improvements	120,492	119,066
Buildings and improvements - finance leases	11,164	11,164
Machinery and equipment	328,639	324,417
Machinery and equipment - finance leases	30,930	31,341
Software	29,229	28,115
Construction in progress	27,641	22,794
Total property, plant and equipment	552,570	541,328
Less accumulated amortization and depreciation	(349,061)	(327,520)

Property, plant and equipment, net	$203,509	$213,808

Amortization and depreciation expense on property, plant and equipment amounted to $9.3 million and $9.2 million for the three months ended January 31, 2023 and 2022, respectively, and $28.7 million and $28.3 million for the nine months ended January 31, 2023 and 2022, respectively. Accumulated amortization on finance leases included in the above table amounted to $32.8 million and $32.8 million as of January 31, 2023 and April 30, 2022, respectively.

Note H--Intangibles

The components of customer relationship intangibles were:

	January 31,	April 30,
(in thousands)	2023	2022
Customer relationship intangibles	$274,000	$274,000
Less accumulated amortization	(232,139)	(197,889)

Total	$41,861	$76,111

Customer relationship intangibles are amortized over the estimated useful lives on a straight-line basis over six years. Amortization expense for the three month periods ended January 31, 2023 and 2022 was $11.4 million and $11.4 million, respectively, and $34.2 million and $34.2 million, respectively, for each of the nine month periods ended January 31, 2023 and 2022.

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

The following is a reconciliation of the Company's warranty liability, which is included in other accrued expenses on the unaudited condensed consolidated balance sheets:

	Nine Months Ended
	January 31,
(in thousands)	2023	2022
Beginning balance at May 1	$6,878	$5,249
Accrual	26,566	18,729
Settlements	(25,777)	(17,821)

Ending balance at January 31	$7,667	$6,157

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

The Company's financial instruments include cash and equivalents, marketable securities, and other investments; accounts receivable and accounts payable; interest rate swap and foreign exchange forward contracts; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt on the condensed consolidated balance sheets approximate their fair value due to the short maturities of these items. The interest rate swap and foreign exchange forward contracts were marked to market and therefore represent fair value. The fair values of these contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The following table summarizes the fair value of assets that are recorded in the Company's consolidated financial statements as of January 31, 2023 and April 30, 2022 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of January 31, 2023
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$228	$—	$—
Interest rate swap contracts	—	15,508	—
Foreign exchange forward contracts	—	904	—
Total assets at fair value	$228	$16,412	$—

	As of April 30, 2022
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$404	$—	$—
Interest rate swap contracts	—	13,687	—
Total assets at fair value	$404	$13,687	$—

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

On April 22, 2021, the Company amended and restated the Prior Credit Agreement and on January 17, 2023 the Company entered into an amendment of such agreement to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate ("SOFR"), effective January 31, 2023. The amended and restated credit agreement, as amended (the "A&R Credit Agreement") provides for a $500 million revolving loan facility with a $50 million sub-facility for the issuance of letters of credit (the "Revolving Facility") and a $250 million term loan facility (the "Term Loan Facility"). Also on April 22, 2021, the Company borrowed the entire $250 million under the Term Loan Facility and approximately $264 million under the Revolving Facility to fund, in part, the repayment in full of the amounts then outstanding under the Prior Credit Agreement and the complete redemption of its 4.875% Senior Notes due 2026. The Company is required to repay the Term Loan Facility in specified quarterly installments. The Revolving Facility and Term Loan Facility mature on April 22, 2026.

As of January 31, 2023 and April 30, 2022, $225.0 million and $237.5 million, respectively, was outstanding on the Term Loan Facility. As of January 31, 2023 and April 30, 2022, $210.0 million and $263.0 million, respectively, was outstanding under the Revolving Facility. Outstanding letters of credit under the Revolving Facility were $12.4 million as of January 31, 2023, leaving approximately $277.6 million in available capacity under the Revolving Facility as of January 31, 2023. The outstanding balances noted above approximate fair value as the facilities have a floating interest rate.

Effective January 31, 2023, amounts outstanding under the Term Loan Facility and the Revolving Facility bear interest based on a fluctuating rate measured by reference to either, at the Company's option, a base rate plus an applicable margin or SOFR plus 10 basis points plus an applicable margin, with the applicable margin being determined by reference to the Company's then-current "Secured Net Leverage Ratio." The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company's then-current "Secured Net Leverage Ratio." In addition, effective January 31, 2023, a letter of credit fee accrues on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on SOFR loans, payable quarterly in arrears. As of January 31, 2023, the applicable margin with respect to base rate loans and SOFR loans was 0.25% and 1.25%, respectively, and the commitment fee was 0.13%.

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

As of January 31, 2023, the Company was in compliance with all covenants included in the A&R Credit Agreement.

The Company's obligations under the A&R Credit Agreement are guaranteed by the Company's domestic subsidiaries, and the obligations of the Company and its domestic subsidiaries under the A&R Credit Agreement and their guarantees, respectively, are secured by a pledge of substantially all of their respective personal property.

Note L--Derivative Financial Instruments

Interest Rate Swap Contracts

The Company enters into interest rate swap contracts to manage variability in the amount of known or expected cash payments related to portions of its variable rate debt. On May 28, 2021, the Company entered into four interest rate swaps with an aggregate notional amount of $200 million to hedge part of the variable rate interest payments under the Term Loan Facility. The interest rate swaps became effective on May 28, 2021 and will terminate on May 30, 2025. The interest rate swaps economically convert a portion of the variable rate debt to fixed rate debt. Effective January 31, 2023, the Company receives floating interest payments monthly based on one-month SOFR and pays a fixed rate of 0.53% to the counterparty.

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

For the three- and nine-month periods ended January 31, 2023, unrealized gains (losses), net of deferred taxes, of ($2.6) million and $1.4 million, respectively, were recorded in other comprehensive income, and $1.8 million and $3.1 million, respectively, of realized gains (losses) were reclassified out of accumulated other comprehensive income (loss) to interest expense, net due to interest received from and payments made to the swap counterparties. For the three- and nine-month periods ended January 31, 2022, unrealized gains (losses), net of deferred taxes, of $2.3 million and $4.1 million, respectively, were recorded in other comprehensive income, and $0.3 million and $0.7 million, respectively, of realized gains (losses) were reclassified out of accumulated other comprehensive income (loss) to interest expense, net due to interest received from and payments made to the swap counterparties. As of January 31, 2023, the Company anticipates reclassifying approximately $8.8 million of net hedging gains from accumulated other comprehensive income into earnings during the next 12 months to offset the variability of the hedged items during this period.

Foreign Exchange Forward Contracts

At January 31, 2023, the Company held forward contracts maturing from February 2023 to April 2023 to purchase 208.2 million Mexican pesos at exchange rates ranging from 21.49 to 21.74 Mexican pesos to one U.S. dollar. An immaterial asset is recorded in prepaid expense and other on the condensed consolidated balance sheet.

Note M--Income Taxes

The effective income tax rates for the three- and nine-month periods ended January 31, 2023 were 25.0% and 25.1%, respectively, compared with 26.0% and 26.3%, respectively, in the comparable periods in the prior fiscal year. The effective rates were higher than the 21.0% U.S. statutory rate for the three- and nine-month periods ended January 31, 2023 primarily due to state income taxes. The effective rate for the periods ended January 31, 2023 was lower than the comparable periods in the prior fiscal year primarily due to unfavorable uncertain tax position booked in the comparable periods and an increase in tax credits for the current period.

Note N--Revenue Recognition

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing, and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the three and nine months ended January 31, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2023	2022	2023	2022
Home center retailers	$202,881	$225,046	$681,631	$649,712
Builders	212,640	177,716	683,601	539,154
Independent dealers and distributors	65,192	56,974	219,873	166,614
Net Sales	$480,713	$459,736	$1,585,105	$1,355,480

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

As of January 31, 2023, the Company's two largest customers, Customers A and B, represented 39.9% and 16.4% of the Company's gross customer receivables, respectively. As of January 31, 2022, Customers A and B represented 31.3% and 18.8% of the Company's gross customer receivables, respectively.

The following table summarizes the percentage of net sales attributable to the Company's two largest customers for the three and nine months ended January 31, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2023	2022	2023	2022
Customer A	29.5%	32.1%	29.5%	31.9%
Customer B	12.8%	16.9%	13.5%	16.0%

Note P--Restructuring

In the third quarter of fiscal 2023, the Company implemented nationwide reductions in force, which will be substantially completed in the fourth quarter of fiscal 2023. The Company recognized pre-tax restructuring charges, net of $1.3 million for the three- and nine-months ended January 31, 2023, related to these reductions in force, which were primarily severance and separation costs. A reserve of $1.3 million for restructuring charges is included in accrued compensation and related expenses in the consolidated balance sheet as of January 31, 2023 which relates to employee termination costs accrued but not yet paid.

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

Except as described below, the Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims that were deemed to be either probable or reasonably possible was not material as of January 31, 2023.

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

AD and CVD cash deposits of 206% are required for imports from the Vietnamese suppliers not eligible for certification. Many of the Vietnamese suppliers have appealed their inclusion on the ineligible for certification list. Because two of the Company’s primary Vietnamese plywood vendors are included on the ineligible for certification list, the Company has determined that it is reasonably possible that it may experience a loss due to these matters and estimates that the maximum total potential loss for prior and future purchase to be approximately $8.0 million. Through the third fiscal quarter of 2023, the Company has remitted deposits of $3.9 million pursuant to the Preliminary Determination. The deposits remitted are included in other assets on the Company’s condensed consolidated balance sheet. Based on the evidence provided from the Vietnamese suppliers, the specific characteristics of the product imported and other relevant matters, the Company intends to vigorously appeal any determination that it is subject to these duties and believes that any deposits made will ultimately be refunded upon settlement of the appeals.

Note R--Subsequent Events

As previously disclosed, on January 25, 2016, the Company entered into a New Markets Tax Credit (“NMTC”) financing agreement to finance working capital improvements at its Monticello, Kentucky facility. The agreement was structured with unrelated third-party financial institutions (the “Investors”), their wholly-owned investment funds (the “Investment Funds”) and certain community development entities (the “CDEs”) in connection with our participation in qualified financing transactions under the NMTC program. In exchange for substantially all of the benefits derived from the tax credits, the Investors made a contribution of $2.3 million, net of syndication fees, to the Investment Funds. Simultaneously, a wholly-owned subsidiary of the Company made a $4.3 million loan to the Investment Funds. The Investment Funds used the proceeds of such equity and debt investments to acquire equity interests in the CDEs, which the CDEs in turn used to make loans to the Company aggregating $6.6 million for the project. These loans have terms of 30 years with an aggregate interest rate of approximately 1.2%. The original terms of the transaction included Investor put options, exercisable after 7 years, which, if exercised by the Investors, would require the Company to purchase the Investors’ interests in the Investment Funds. The Investors’ exercised such put options in February 2023 and we repurchased their interests in the Investment Funds in February 2023. The Company does not expect the impact of this transaction to have a material impact on its financial statements.

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

Overview

American Woodmark Corporation manufactures and distributes kitchen, bath, and home organization products for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors. As of January 31, 2023, the Company operated 17 manufacturing facilities in the United States and Mexico and eight primary service centers and one distribution center located throughout the United States.

The three-month period ended January 31, 2023 was the Company's third quarter of its fiscal year that ends on April 30, 2023 ("fiscal 2023").

Financial Overview

The Company's remodeling-based business was impacted by the following macro-economic trends during the third quarter of fiscal 2023:

•The median price per existing home sold rose during the fourth calendar quarter of 2022 compared to the same period one year ago by 15.5% according to data provided by the National Association of Realtors, and existing home sales decreased 9.7% during the fourth calendar quarter of 2022 compared to the same period in the prior year;
•The unemployment rate decreased to 3.4% as of January 2023 compared to 4.0% as of January 2022 according to data provided by the U.S. Department of Labor; additionally, the unemployment rate decreased slightly from 3.6% in April 2022;
•Mortgage interest rates increased with a thirty-year fixed mortgage rate of approximately 6.1% in January 2023, an increase of approximately 258 basis points compared to the same period in the prior year, according to Freddie Mac;
•Consumer sentiment as tracked by Thomson Reuters/University of Michigan decreased from 67.2 in January 2022 to 64.9 in January 2023; and
•The inflation rate as of January 2023 was 6.4%, compared to 7.5% in January 2022 and 8.3% in April 2022 according to data provided by the U.S. Department of Labor.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, home owner equity, and housing affordability.

The Company's total net sales increased 4.6% during the third quarter and 16.9% during the first nine months of fiscal 2023 compared to the same prior-year periods.

The Company's remodeling sales, which consist of our independent dealer and distributor channel sales and home center retail sales, decreased 4.9% during the third quarter and increased 10.4% during the first nine months of fiscal 2023 compared to the same prior-year periods. Our independent dealer and distributor channel increased by 14.4% during the third quarter and 32.0% during the first nine months of fiscal 2023 compared to the comparable prior-year periods. Our home center channel decreased by 9.8% during the third quarter and increased 4.9% during the first nine months of fiscal 2023 compared to the comparable prior-year periods.

New construction sales increased 19.7% in the third quarter and 26.8% during the first nine months of fiscal 2023, compared to the same periods of fiscal 2022. The Company believes that fluctuations in single-family housing starts are the best indicator of new construction cabinet activity. Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts decreased 24.6% during the third quarter over the comparable prior year period, according to the U.S. Department of Commerce.  In comparison, housing completions increased 8.1% during the third quarter of fiscal 2023 over the comparable prior year period, according to the U.S. Department of Commerce. The Company believes there is a disconnect between single-family housing starts and housing completions, which is causing the lag to be greater than the historical 90 days.

The Company earned net income of $14.7 million for the third quarter of fiscal 2023, compared with a net loss of $49.3 million in the same period of the prior year, and earned net income of $63.6 million for the first nine months of fiscal 2023, compared with a net loss of $44.2 million in the same period of the prior year.

Results of Operations

	Three Months Ended			Nine Months Ended
	January 31,			January 31,
(in thousands)	2023	2022	Percent Change	2023	2022	Percent Change

Net sales	$480,713	$459,736	4.6%	$1,585,105	$1,355,480	16.9%
Gross profit	$75,340	$51,755	45.6%	$260,821	$156,715	66.4%
Selling and marketing expenses	$21,364	$23,383	(8.6)%	$71,781	$67,755	5.9%
General and administrative expenses	$28,848	$23,281	23.9%	$91,129	$71,638	27.2%

Net Sales. Net sales were $480.7 million for the third quarter of fiscal 2023, an increase of $21.0 million or 4.6% compared with the third quarter of fiscal 2022. For the first nine months of fiscal 2023, net sales were $1,585.1 million, reflecting a $229.6 million or 16.9% increase compared to the same period of fiscal 2022. The Company experienced growth of 19.7% in the third quarter and 26.8% during the first nine months of fiscal 2023 in the builder channel and growth of 14.4% during the third quarter and 32.0% during the first nine months of fiscal 2023 in the independent dealers and distributors sales channel primarily due to the impact of price increases. Our home center channel decreased by 9.8% during the third quarter and increased 4.9% during the first nine months of fiscal 2023 compared to the comparable prior-year periods.

Gross Profit. Gross profit margin for the third quarter of fiscal 2023 was 15.7% compared with 11.3% for the same period of fiscal 2022, representing a 440 basis point improvement. Gross profit margin for the first nine months of fiscal 2023 was 16.5% compared with 11.6% for the same period of fiscal 2022, representing a 490 basis point improvement. Gross profit margin in the third quarter and first nine months of the current fiscal year was positively impacted by pricing actions and operational improvements partially offset by increases in labor and logistics costs.

Selling and Marketing Expenses. Selling and marketing expenses were 4.4% of net sales in the third quarter of fiscal 2023, compared with 5.1% for the same period of fiscal 2022. Selling and marketing expenses were 4.5% of net sales in the first nine months of fiscal 2023, compared with 5.0% for the same period of fiscal 2022.

General and Administrative Expenses. General and administrative expenses were 6.0% of net sales in the third quarter of fiscal 2023, compared with 5.1% of net sales in the third quarter of fiscal 2022. General and administrative expenses were 5.7% of net sales in the first nine months of fiscal 2023, compared with 5.3% of net sales in the third quarter of fiscal 2022. The increase in general and administrative expenses as a percentage of net sales during the third quarter and first nine months of fiscal 2023 was driven by higher employee incentive costs, partially offset by leverage created by higher sales.

Effective Income Tax Rates. The effective income tax rates for the three- and nine-month periods ended January 31, 2023 was 25.0% and 25.1%, respectively, compared with 26.0% and 26.3%, respectively, in the comparable periods in the prior fiscal year. The effective rates were higher than the 21.0% U.S. statutory rate for the three- and nine-month periods ended January 31, 2023 primarily due to state income taxes. The effective rate for the periods ended January 31, 2023 was lower than the comparable periods in the prior fiscal year primarily due to an unfavorable uncertain tax position booked in the prior periods and an increase in tax credits for the current period.

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

Reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2023	2022	2023	2022

Net income (loss) (GAAP)	$14,728	$(49,257)	$63,582	$(44,246)
Add back:
Income tax expense (benefit)	4,905	(17,310)	21,275	(15,801)
Interest expense, net	4,303	2,668	12,778	7,201
Depreciation and amortization expense	11,814	12,507	36,578	38,453
Amortization of customer relationship intangibles	11,416	11,416	34,250	34,250
EBITDA (Non-GAAP)	$47,166	$(39,976)	168,463	19,857
Add back:
Acquisition and restructuring related expenses (1)	20	20	60	60
Non-recurring restructuring charges (2)	1,310	(127)	1,310	183
Pension settlement, net	293	69,452	48	69,452
Change in fair value of foreign exchange forward contracts (3)	(324)	(177)	(904)	(7)
Stock-based compensation expense	1,859	1,006	5,249	3,399
Loss on asset disposal	666	365	879	516
Adjusted EBITDA (Non-GAAP)	$50,990	$30,563	175,105	93,460

Net Sales	$480,713	$459,736	$1,585,105	$1,355,480
Net income margin (GAAP)	3.1%	(10.7)%	4.0%	(3.3)%
Adjusted EBITDA margin (Non-GAAP)	10.6%	6.6%	11.0%	6.9%
(1) Acquisition and restructuring related expenses are comprised of expenses related to the RSI acquisition and the subsequent restructuring charges that the Company incurred related to the acquisition.
(2) Non-recurring restructuring charges are comprised of expenses incurred related to the permanent layoffs that occurred during January 2023 and the closure of the manufacturing plant in Humboldt, Tennessee.
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

Adjusted EBITDA. Adjusted EBITDA for the third quarter of fiscal 2023 was $51.0 million or 10.6% of net sales compared to $30.6 million or 6.6% of net sales for the same quarter of the prior fiscal year. Adjusted EBITDA for the first nine months of fiscal 2023 was $175.1 million or 11.0% of net sales compared to $93.5 million or 6.9% of net sales for the same quarter of the prior fiscal year. The increase in Adjusted EBITDA for the third quarter and first nine months of fiscal 2023 is primarily due to increased net income due to higher net sales driven by pricing actions, mix and improved efficiencies.

Reconciliation of Net Income to Adjusted Net Income
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands, except share data)	2023	2022	2023	2022

Net income (loss) (GAAP)	$14,728	$(49,257)	$63,582	$(44,246)
Add back:
Acquisition and restructuring related expenses	20	20	60	60
Non-recurring restructuring charges	1,310	(127)	1,310	183
Pension settlement, net	293	69,452	48	69,452
Amortization of customer relationship intangibles	11,416	11,416	34,250	34,250
Tax benefit of add backs	(3,341)	(21,586)	(9,202)	(27,753)
Adjusted net income (Non-GAAP)	$24,426	$9,918	$90,048	$31,946

Weighted average diluted shares (GAAP)	16,695,714	16,569,881	16,661,234	16,599,369
Add back: potentially anti-dilutive shares (1)	—	40,973	—	47,878
Weighted average diluted shares (Non-GAAP)	16,695,714	16,610,854	16,661,234	16,647,247

EPS per diluted share (GAAP)	$0.88	$(2.97)	$3.82	$(2.67)
Adjusted EPS per diluted share (Non-GAAP)	$1.46	$0.60	$5.40	$1.92
(1) Potentially dilutive securities for the three- and nine-months ended January 31, 2022 have not been considered in the GAAP calculation of net loss per share as the effect would be anti-dilutive.

Outlook.  Shifting our focus to the remainder of fiscal year 2023, our full year outlook remains unchanged and we expect low-double digit growth rate in net sales versus fiscal year 2022. To achieve this our fourth quarter sales are expected to be mid-single digits decline. The growth rate is highly dependent upon overall industry, economic growth trends, material constraints, labor impacts, interest rates and consumer behaviors. Our EBITDA margin expectation for Fiscal 2023 remains a low double-digit EBITDA percentage.

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

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $45.8 million at January 31, 2023, representing a $23.5 million increase from its April 30, 2022 levels primarily due to $110.8 million cash provided by operations in the first nine months of fiscal 2023 compared with cash used by operations of $13.1 million in the same period of the prior year, $17.1 million in payments to acquire property, plant, and equipment, and $67.3 million of net debt repayments. The increase in the Company's cash from operating activities was driven primarily by an increase in net income and cash inflows from accrued compensation and related expenses, customer receivables, inventories, accrued marketing expenses and other accrued expenses, partially offset by cash outflows from accounts payable and prepaid expenses and other assets. At January 31, 2023, total long-term debt (including current maturities) was $443.2 million. The Company's ratio of long-term debt to total capital was 34.3% at January 31, 2023, compared with 39.6% at April 30, 2022.

The Company's main source of liquidity is its cash and cash equivalents on hand and generally cash generated from its operating activities. The Company can also borrow up to $500 million under the Revolving Facility. Approximately $277.6 million was available under this facility as of January 31, 2023.

On April 22, 2021, the Company amended and restated the Prior Credit Agreement and on January 17, 2023 the Company entered into an amendment of such agreement to transition the applicable interest rate from LIBOR to SOFR, effective January 31, 2023. The amended and restated credit agreement (the "A&R Credit Agreement") provides for a $500 million revolving loan facility with a $50 million sub-facility for the issuance of letters of credit (the "Revolving Facility") and a $250 million term loan facility (the "Term Loan Facility"). Also on April 22, 2021, the Company borrowed the entire $250 million under the Term Loan Facility and approximately $264 million under the Revolving Facility to fund, in part, the repayment in full of the amounts then outstanding under the Prior Credit Agreement and the complete redemption of its 4.875% Senior Notes due 2026. The Company is required to repay the Term Loan Facility in specified quarterly installments. The Revolving Facility and Term Loan Facility mature on April 22, 2026.

The A&R Credit Agreement includes certain financial covenants that require the Company to maintain (i) a "Consolidated Interest Coverage Ratio" of no less than 2.00 to 1.00 and (ii) a "Total Net Leverage Ratio" of no greater than 4.00 to 1.00, subject, in each case, to certain limited exceptions.

The A&R Credit Agreement includes certain additional covenants, including negative covenants that restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create additional liens on its assets, make certain investments, dispose of its assets or engage in a merger or other similar transaction or engage in transactions with affiliates, subject, in each case, to the various exceptions and conditions described in the A&R Credit Agreement. The negative covenants further restrict the ability of the Company and certain of its subsidiaries to make certain restricted payments, including, in the case of the Company, the payment of dividends and the repurchase of common stock, in certain limited circumstances. We were in compliance with all the covenants under the A&R Credit Agreement as of January 31, 2023.

As of January 31, 2023, $225 million was outstanding on the Term Loan Facility and $210 million was outstanding under the Revolving Facility. As of January 31, 2023, the applicable margin with respect to base rate loans and SOFR loans was 0.25% and 1.25%, respectively, and the commitment fee was 0.13%.

See Note K — Loans Payable and Long-Term Debt for further information around our indebtedness and compliance with covenants.

The Company's investing activities primarily consist of investment in property, plant and equipment and promotional displays. Net cash used for investing activities was $19.3 million in the first nine months of fiscal 2023, compared with $35.8 million in the comparable period of fiscal 2022.

During the first nine months of fiscal 2023, net cash used by financing activities was $68.1 million, compared with $41.4 million in the comparable period of the prior fiscal year. The increase in cash used during the first nine months of fiscal 2023 was primarily driven by the net debt repayments of $67.3 million during the first nine months of fiscal 2023 compared to $15.3 million in the same period of the prior fiscal year and the absence of $25.0 million of common stock repurchases that occurred during the prior year.

On May 25, 2021, the Company's Board of Directors (the "Board") authorized a stock repurchase program of up to $100 million of the Company's common shares. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the A&R Credit Agreement, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management generally expects to fund any share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. The Company did not repurchase any of its common shares during the third quarter or first nine months of fiscal 2023. As of January 31, 2023, $75.0 million of funds remained available from the amounts authorized by the Board to repurchase the Company's common stock.

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

The A&R Credit Agreement includes a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of January 31, 2023 would increase our annual interest expense by approximately $2.4 million. See Note K — Loans Payable and Long-Term Debt for further discussion.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2023. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of January 31, 2023 due to the material weaknesses in internal control over financial reporting involving ineffective information technology change management and risk assessment, control activities and monitoring activities related to new system implementation that were disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 (our "2022 Annual Report").

During the quarter ended January 31, 2023, we completed our remediation plans described in Part II, Item 9A of our 2022 Annual Report with respect to the material weakness concerning information technology change management, including the execution of new and enhanced processes to ensure timeliness of review and approval for emergency and scheduler changes, the removal of developer access to database monitoring logs, and an update of the development deployment process to require additional approvals as appropriate. The enhanced controls are currently being tested.

During the quarter ended January 31, 2023, we fully implemented the necessary monitoring activities to mitigate the risks associated with privileged user access. These controls are currently being tested to ensure their effectiveness. We also continue to evaluate available remediation options for an automated solution to the material weakness concerning control and monitoring activities related to new system implementation. We will continue to provide additional details concerning progress on our remediation plan for this material weakness in future periodic reports.

During the remainder of fiscal 2023, we are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weaknesses are remediated. Management will test and evaluate the implementation of the new processes established and the related internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the financial statements. Notwithstanding the identified material weaknesses, management believes the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows at January 31, 2023 and for the periods presented in accordance with U.S. GAAP.

Except as described above, there has been no change in the Company's internal control over financial reporting that occurred during the quarter ended January 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the Company's business. The Company is not party to any material litigation that does not constitute ordinary, routine litigation incidental to its business. See Note Q — Other Information for further discussion of the antidumping and countervailing duties investigation.

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

Item 6. Exhibits

Exhibit Number	Description

3.1 (a)	Articles of Incorporation as amended effective August 12, 1987 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended January 31, 2003; Commission File No. 000-14798).

3.1 (b)	Articles of Amendment to the Articles of Incorporation effective September 10, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K as filed on August 31, 2004; Commission File No. 000-14798).

3.2	Bylaws – as amended effective May 24, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K as filed on May 25, 2022; Commission File No. 000-14798).

10.1	Separation Agreement and Release, effective January 12, 2023, between American Woodmark Corporation and Teresa M. May (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K as filed on January 19, 2023; Commission File No. 000-14798).

10.2	Amendment Agreement, dated as of January 17, 2023, to the Amended and Restated Credit Agreement dated as of April 22, 2021, among American Woodmark Corporation, as Borrower, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent. (Filed Herewith)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

101
Interactive Data File for the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2023 formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

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

Date: February 28, 2023
Signing on behalf of the registrant and
as principal financial and accounting officer