Form 10-K
period 2023-04-30
AMERICAN WOODMARK CORP
filed 2023-06-27
CIK 794619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended April 30, 2023
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒
The aggregate market value of the registrant's Common Stock, no par value, held by non-affiliates of the registrant as of October 31, 2022, the last business day of the Company's most recent second quarter was $745,881,155.
As of June 20, 2023, 16,376,579 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 24, 2023 ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

American Woodmark Corporation
2023 Annual Report on Form 10-K

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

Our Business

American Woodmark celebrates the creativity in all of us. With over 8,800 employees and more than a dozen brands, we're one of the nation's largest cabinet manufacturers. From inspiration to installation, we help people find their unique style and turn their home into a space for self-expression. By partnering with major home centers, builders, and dealers and distributors, we spark the imagination of homeowners and designers and bring their vision to life. Across our service and distribution centers, our corporate office and manufacturing facilities, you'll always find the same commitment to customer satisfaction, integrity, teamwork, and excellence.

Our Products

We offer a wide variety of products that fall into product lines including kitchen cabinetry, bath cabinetry, office cabinetry, home organization and hardware. Our cabinetry products are available in a variety of designs, finishes and finish colors and door styles.

We offer products in the following categories: made-to-order and stock. Made-to-order products typically utilize higher grade materials with more options as compared to stock and are all special ordered and shipped directly to the home from the factory. Our home organization products are exclusively stock products. Our kitchen cabinetry and bath cabinetry are offered across all product categories (made-to-order and stock). Our stock products represent cash and carry products and are sold through home centers, while our made-to-order products are sold through home centers, builders, and independent dealers and distributors.

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

Home Center Customers

Contractors, builders, remodelers, and do-it-yourself homeowners use our products primarily for repair and remodel ("R&R") projects. Products for R&R projects are predominately purchased through home centers such as Home Depot and Lowe's. Due to the market presence, store network and customer reach of these large home centers, our strategy has been to develop long-term strategic relationships with both Home Depot and Lowe's to distribute our products. During the fiscal year ended April 30,

2023 ("fiscal 2023"), Home Depot and Lowe's combined accounted for approximately 43.2% of net sales of the Company. The loss of either Home Depot or Lowe's as a customer would have a material adverse effect on us.

Builders

The builder business represents a large portion of our overall revenue and has historically been a strategic component of our go-to-market strategy. We serve 19 of the top 20 U.S. builders with a high degree of geographic concentration around major metro areas where single family starts are most robust. We also serve multi-family builders, primarily in the Southwest Region of the U.S. Our various service center locations are close to these builders and enable us to deliver exceptional service to our builder partners. During fiscal 2023, builders accounted for approximately 42.9% of net sales of the Company.

Independent Dealers & Distributors

In 2010, we expanded our business into the dealer channel with the launch of the Waypoint Living Spaces® brand. Today, we sell this brand to over 1,500 regional and local dealers across the country. The dealer channel of the market is the largest by volume, characterized by a high degree of entrepreneurship and one that rewards suppliers that deliver great service. Our ability to provide superior value delivered with exceptional service has helped drive our expansion into this channel and this channel will continue to be a strong growth and market share opportunity for us. Within our distributor channel we also sell our Timberlake® brand through a network of regional distributors who are focused on selling a complete variety of building materials to small and midsized builders and contractors within their local markets. During fiscal 2023, independent dealers and distributors accounted for approximately 13.9% of net sales of the Company.

Manufacturing, Distribution and Service

Our manufacturing facilities are strategically located to serve our customers, which enhances our ability to provide high quality, value priced products with low production costs. We manufacture our products across 17 facilities located in Maryland, Indiana, West Virginia, Georgia, Arizona, Kentucky, Virginia, California, Texas, North Carolina, and Tijuana, Mexico. We are building a new manufacturing facility in Monterrey, Mexico that will increase our stock kitchen and bath capacity for east coast markets. This facility is expected to open in the third quarter of fiscal 2024. The geographic distribution of our facilities throughout the United States, together with our third party logistics network for the American Woodmark business and beneficial freight arrangements with home centers, enable us to provide a "short supply chain" to our U.S. customers. The ordering patterns of Home Depot and Lowe's, our two biggest customers, require suppliers to have sufficient manufacturing capacity to meet demand and to serve a large number (frequently hundreds to thousands) of stores. They impose strict logistics and performance criteria on us. The scale and strategic locations of our manufacturing facilities help us to meet these demands of the home center customers, as well as provide a logistics platform that we can leverage for builders and dealers. We distribute our products through one stand-alone distribution center, distribution centers located in some of our manufacturing facilities, and other third party locations to maximize efficiency. Our vertically-integrated production and assembly lines, standardized product construction, and investments in automation have allowed us to continuously improve productivity, and develop an expertise in wood processing and yield-maximizing technologies. We have standardized our raw material inputs and a number of our production processes, which reduces logistical requirements to manufacture and gives us increased economies of scale in sourcing these inputs. Certain of our inputs are also partially processed by our vendors, which reduces cost. In addition, our production of labor-intensive manufacturing and fabrication processes in our three Tijuana, Mexico facilities has enabled us to keep overall labor costs low while maintaining higher quality, greater speed-to-market and transportation cost advantage over Asian based manufacturers.

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

Raw Materials and Suppliers

The primary raw materials used in our products include hard maple, cherry, and beech lumber and plywood. Additional raw materials include paint, particleboard, medium density fiberboard, high density fiberboard, manufactured components, and hardware. We purchase these and other raw materials from more than one source and generally believe them to be readily available. We rely on outside suppliers for some of our key components and do not typically enter into long-term contracts with our suppliers or sourcing partners. We source a portion of our components from third parties in Asia and Europe. The distances involved in these arrangements, together with the differences in business practices, shipping and delivery requirements, and laws and regulations add complexity to our supply chain logistics and increase the potential for interruptions in our production scheduling. In addition, prices and availability of these components may be affected by world market conditions and government policies and tariffs that impacted fiscal 2023 and may continue into fiscal 2024.

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

Human Capital Resources

Employees

As of April 30, 2023, we employed over 8,800 full-time employees, with approximately 277 unionized employees in Anaheim, California. We believe that our employee relations and relationship with the union representing the employees in Anaheim are good.

Culture and Core Values

At American Woodmark, our mission to create value through people remains unchanged. The way we conduct our business and interact with our customers, vendors, and the communities in which we operate is driven by our core principles of Customer Satisfaction, Integrity, Teamwork, and Excellence. These principles also guide our interactions with employees and serve as a basis for setting goals for and evaluating our employees. By living out these principles, we believe we will be best positioned to attract, develop, and promote a broad range of talent and to conduct our business in a responsible, ethical, and professional manner. To that end, we have, among other things, established policies under which we strive to:
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
•Fund the American Woodmark Foundation and the AWCares Fund, which serves as vehicles for our employees to serve the community and receive financial assistance for unforeseen personal disaster or tragedy; and
•Provide scholarship opportunities to family members for our employees.

Training

Training is an important part of attracting and retaining a qualified workforce. Through our training programs, we seek to ensure that each employee is engaged, and has opportunities to succeed and advance his or her career. We invest a significant number of hours annually in onboarding, culture, safety, supervisory, and leadership training activities. Through these activities, as well as our tuition reimbursement programs, executive development opportunities, formal and informal cross-training activities, and other operational training offerings, we strive to establish American Woodmark as a continuous learning organization dedicated to providing the training and development opportunities necessary to maintain a well-qualified workforce connected to and invested in our continued operational success.

Our training is designed and developed at the corporate and local level in order to further our goals of enterprise alignment and local integration. We prefer a leader-led approach to training whenever possible to foster engagement, relationship building, connection, and shared learning experiences. Depending on the course, our training and development opportunities are offered through a variety of platforms and frequencies, such as on an on-demand, semi-annual, annual, or biannual basis.

Safety

We have established comprehensive safety programs throughout our operations to provide our employees with the tools they need to comply with the safety standards established under federal, state, and local laws and regulations or independently by us. Our safety leadership teams monitor our safety programs and related benchmarking with the goal of improving safety across the Company. Our rate of incidents recordable under the standards of the Occupational Safety and Health Administration (“OSHA”) per one hundred employees per year, also known as the OSHA recordable rate, was 1.56 during fiscal 2023.

Diversity and Inclusion

We are an equal opportunity employer and strive to create an environment free from discrimination and harassment and in which each employee is valued, treated with dignity and respect, and engaged in an inclusive manner. We believe that a workplace that encourages the interaction of different perspectives and backgrounds creates superior solutions, approaches, and innovations. Five years ago, we commissioned the first formal team to better understand and evaluate inclusion and diversity at American Woodmark. Since that time, we have taken deliberate steps to educate our leaders and increase internal awareness within our workforce. Among these actions were the following: establishment of Right Environment Councils in each of our locations in an attempt to more effectively engage and connect with employees of all levels as well as the communities in which we serve; enhancing our employee engagement survey process to include measures specific to inclusion and diversity; participation in an external consultant partnership; establishment of our Inclusion, Diversity, Equity, and Alignment (IDEA) team; launching an enterprise-wide social strategic roadmap, and most recently the inclusion of representation metrics as part of our organizational scorecard and long-term incentive pay components. Going forward, we intend to continue our strategy with the goal of enhancing our culture of inclusion while increasing the diversity of people, thought, and perspectives represented throughout our company.

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

Experienced Management Team

We have assembled an executive team from leading organizations with a deep base of management experience within industrial manufacturing companies. Our President and Chief Executive Officer, M. Scott Culbreth, joined our team in 2014 as the Chief Financial Officer and was named Chief Executive Officer in 2020. Mr. Culbreth's career in the manufacturing industry has been highlighted with multiple leadership roles in finance. Our other senior executives all have over twenty plus years of experience working for multi-national companies, with individual backgrounds in manufacturing and finance.

Item 1A.    RISK FACTORS

There are a number of risks and uncertainties that may affect the Company's business, results of operations, and financial condition. These risks and uncertainties could cause future results to differ from past performance or expected results, including results described in statements elsewhere in this report that constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Additional risks and uncertainties not presently known to the Company or currently believed to be immaterial also may adversely impact the Company's business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on the Company's business, financial condition, and results of operations. These risks and uncertainties, which the Company considers to be most relevant to specific business activities, include, but are not limited to, the following. Additional risks and uncertainties that may affect the Company's business, results of operations, and financial condition are discussed elsewhere in this report, including in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Forward-Looking Statements," "Seasonality," and "Outlook for Fiscal 2024" and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

Risks related to our business and industry

Because of the concentration of our sales to our two largest customers, the loss of either customer or a significant reduction in orders from either customer could adversely affect our financial results. Home Depot and Lowe's collectively accounted for approximately 43.2% of total net sales during the fiscal year 2023. We do not typically enter into long-term sales contracts with Home Depot or Lowe's and our sales usually occur on a "purchase order" basis. Our customers can make significant changes in their purchase volumes and can seek to significantly affect the prices we receive for our products and services and the other terms and conditions on which we do business. They have in the past discontinued, and may in the future choose to discontinue, purchasing some or all of our products with little or no notice. In the past, purchase volumes from our customers, including Home Depot and Lowe's, have fluctuated substantially, and we expect such fluctuations to occur from time to time in the future. Any reduction in, or termination of, our sales to either Home Depot or Lowe's could have a material adverse effect on our business, financial condition, or results of operations.

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

We also may be unwilling or unable to pass on to customers commensurate cost increases. Competitive considerations and customer resistance to price increases may delay or make us unable to adjust selling prices. To the extent we are unable to either re-engineer or otherwise offset increased costs or are unwilling or unable to build price increases into our sales prices, our margins will be negatively affected. Even if we are able to increase our selling prices, sustained price increases for our products may lead to sales declines and loss of market share, particularly if our competitors do not increase their prices, and there is usually a six to nine month lag before we are able to see the results of our pricing actions. Conversely, when raw materials or energy prices decline, we may receive customer pressure to reduce our sales prices.

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

We also face competition with respect to some of our products from competitors in countries with lower regulatory, safety, environmental, and other costs, such as China, Vietnam, Thailand, and Malaysia. These competitors may also benefit from certain local government subsidies or other incentives that are not available to us.

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

We may fail to fully realize the anticipated benefits of our growth strategy within the home center, dealer, distributor and homebuilder channels. Part of our growth strategy depends on expanding our business in the home center, dealer, distributor and homebuilder channels. We may fail to compete successfully against other companies that are already established providers within the home center, dealer, distributor and homebuilder channels. Demand for our products within the home center, homebuilder, dealer and distributor channels may not grow, or might even decline. In addition, we may not accurately gauge consumer preferences and successfully develop, manufacture, and market our products at a national level. Further, the implementation of our growth strategy may place additional demands on our administrative, operational, and financial resources and may divert management's attention away from our existing business and increase the demands on our financial systems and controls. If our management is unable to effectively manage growth, our business, financial condition, or results of operations could be adversely affected. If our growth strategy is not successful then our revenue and earnings may not grow as anticipated or may decline, we may not be profitable, or our reputation and brand may be damaged. In addition, we may change our financial strategy or other components of our overall business strategy if we believe our current strategy is not effective, if our business or markets change, or for other reasons, which may cause fluctuations in our financial results.

Manufacturing expansion to add capacity, manufacturing realignments, and other cost savings programs could result in a decrease in our near-term earnings. We continually review our manufacturing operations. These reviews could result in the expansion of capacity, manufacturing realignments, and various cost savings programs. Effects of manufacturing expansion, realignments, or cost savings programs could result in a decrease in our short-term earnings until the additional capacity is in place, cost reductions are achieved, and/or production volumes stabilize, such as our expansion of stock kitchen and bath capacity in North Carolina and Mexico, which is currently underway. Such manufacturing expansions, realignments, and programs involve substantial planning, often require capital investments, and may result in charges for fixed asset impairments or obsolescence and substantial severance costs. We also cannot assure you that we will achieve all of the intended cost savings. Our ability to achieve cost savings and other benefits within expected time frames is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive, and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business, financial condition, and results of operations could be materially and adversely affected. In addition, downturns in the economy could potentially have a larger impact on the Company as a result of any added capacity.

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

We may continue to hedge certain foreign currency transactions in the future; however, a change in the value of the currencies may impact our financial statements when translated into U.S. dollars. In addition, fluctuations in currency can adversely impact the cost position in local currency of our products, making it more difficult for us to compete. Our success will depend, in part, on our ability to effectively manage our business through the impact of these potential changes.

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
•legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including export controls, import and customs trade restrictions, tariffs and other regulations;
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

The implementation of our Enterprise Resource Planning system could disrupt our business. We are in the process of implementing a common Enterprise Resource Planning (ERP) system across the Company and went live with the first wave of the system, including procurement, general ledger, accounts payable, and projects and fixed assets, in the second half of fiscal 2022. A Global Design project is in process to design the manufacturing processes that will be converted to the ERP system. We also will be piloting the ERP system in our new Monterrey, Mexico manufacturing location. Although we currently expect the ERP implementation to increase efficiencies by leveraging a common, cloud-based system throughout the Company and standardizing processes and reporting, our ERP system implementation may not result in improvements that outweigh its costs and may disrupt our operations. Our inability to mitigate existing and future disruptions could adversely affect our sales, earnings, financial condition and liquidity. The ERP system implementation subjects us to substantial costs and inherent risks associated with migrating from our legacy systems. These costs and risks could include, but are not limited to:
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

The Company believes that the aggregate range of estimated loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of April 30, 2023.

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

Name	Age	Position(s) Held During Past Five Years
M. Scott Culbreth	52	Company President and Chief Executive Officer from July 2020 to present; Company Senior Vice President and Chief Financial Officer from February 2014 to July 2020.

Paul Joachimczyk	51	Company Senior Vice President and Chief Financial Officer from August 2022 to present; Company Vice President and Chief Financial Officer from July 2020 to August 2022; Vice President, Financial Planning and Analysis, from February 2019 to July 2020; Vice President of Finance and Corporate Controller at TopBuild Corp. from October 2016 to June 2018.

Robert J. Adams, Jr.	57	Company Senior Vice President, Manufacturing and Technical Operations from August 2015 to present; Company Vice President of Value Stream Operations from September 2012 to August 2015; Company Vice President of Manufacturing and Engineering from April 2012 to September 2012.

PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

American Woodmark Corporation common stock is listed on The NASDAQ Global Select Market under the "AMWD" symbol.

As of June 20, 2023 there were approximately 18,600 total shareholders of the Company's common stock, including 6,400 shareholders of record and 12,200 beneficial owners whose shares are held in "street" name by securities broker-dealers or other nominees. The Company's shareholders also include approximately 70% of the Company's employees who are eligible to participate in the American Woodmark Corporation Retirement Savings Plan. The Company does not currently pay cash dividends and has no current intention to do so in the near future. The determination as to the payment of future dividends will be made by the Board of Directors (the "Board") from time to time and will depend on the Company's then current financial condition, capital requirements, and results of operations, as well as any other factors then deemed relevant by the Board, and will be subject to applicable restrictions in the credit agreement governing the Company's credit facility

Stock Performance Graph

The performance graph shown below compares the percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of the Russell 2000 Index and Standard & Poor's Household Durables Index for the period from May 1, 2018 through April 30, 2023. The graph assumes an initial investment of $100 and the reinvestment of dividends. The graph is based on historical data and is not intended to be a forecast or indication of future performance of American Woodmark common stock.

Performance Graph
(Total Return)
250
225
200
175
150
125
100
75
50
Dollars
2018
2019
2020
2021
2022
2023
Years ended April 30,
American Woodmark Corporation
Russell 2000 Index
S&P Household Durables Index

	2018	2019	2020	2021	2022	2023
American Woodmark Corporation	$100.00	$109.40	$62.50	$121.00	$57.00	$61.50
Russell 2000 Index	$100.00	$104.60	$87.50	$153.00	$127.20	$122.50
S&P Household Durables Index	$100.00	$91.90	$86.20	$169.60	$129.30	$159.20

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

Item 6.        [Reserved.]

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain income and expense items as a percentage of net sales:

	PERCENTAGE OF NET SALES
	FISCAL YEARS ENDED APRIL 30,
	2023	2022	2021
Net sales	100.0%	100.0%	100.0%
Cost of sales and distribution	82.7	87.8	81.5
Gross profit	17.3	12.2	18.5
Selling and marketing expenses	4.6	5.0	5.1
General and administrative expenses	6.1	5.3	6.5
Restructuring charges, net	0.1	—	0.3
Operating income	6.5	1.9	6.6
Pension settlement, net	—	3.7	—
Interest expense/other (income) expense, net	0.7	0.5	2.0
Income (loss) before income taxes	5.8	(2.3)	4.6
Income tax expense (benefit)	1.4	(0.7)	1.1
Net income (loss)	4.4	(1.6)	3.5

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
•an inability to obtain raw materials in a timely manner or fluctuations in raw material, transportation, and energy costs due to inflation or otherwise;
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
•the impact of COVID-19 or another pandemic on our business, the global and U.S. economy, and our employees, customers, and suppliers;
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

Overview

American Woodmark Corporation manufactures and distributes kitchen, bath and home organization products for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors. At April 30, 2023, the Company operated 17 manufacturing facilities in the United States and Mexico and eight primary service centers and one distribution center located throughout the United States.

Financial Overview

A number of general market factors impacted the Company's business in fiscal 2023, some positive and some negative, including:

•The unemployment rate decreased by 6% compared to April 2022, to 3.4% as of April 2023 according to data provided by the U.S. Department of Labor;
•There was a decrease in single family housing starts during the Company's fiscal 2023 of 17%, as compared to the Company's fiscal 2022, according to the U.S. Department of Commerce;

•Mortgage interest rates increased with a 30-year fixed mortgage rate of 6.4% in April 2023, an increase of approximately 133 basis points compared to April 2022;
•The median price of existing homes sold in the U.S. rose by 7.1% during the Company's fiscal 2023, according to data provided by the National Association of Realtors; and
•Consumer sentiment, as reported by the University of Michigan, averaged 2.6% lower during the Company's fiscal 2023 than in its prior fiscal year.

The Company's largest remodeling customers and competitors continued to utilize sales promotions in the Company's product category during fiscal 2023. The Company strives to maintain its promotional levels in line with market activity, with a goal of remaining competitive.

Sales in the remodel channel increased 4.8% during the fiscal year.

Sales in the new construction channel increased 21.1% during fiscal 2023 due to stabilized building trends and increased completions, which grew 4.8% year over year according to data provided by the U.S. Department of Commerce.

The Company increased its net sales by 11.3% during fiscal 2023, which was driven by growth in all sales channels.

Gross margin for fiscal 2023 was 17.3%, an increase from 12.2% in fiscal 2022.  The increase in gross margin was primarily due to pricing actions and operational improvements related to increased manufacturing efficiencies and supply chain, partially offset by increased costs in our labor and domestic logistics expenses.

The Company had net income of $93.7 million in fiscal 2023, net loss of $29.7 million in fiscal 2022, and net income of $61.2 million in fiscal 2021. The net loss in fiscal 2022 is primarily due to onetime pension settlement charges of $68.5 million related to the termination of the Company's pension plan.
The Company regularly considers the need for a valuation allowance against its deferred tax assets. The Company has had operating profits for the past 10 years. As of April 30, 2023, the Company had total deferred tax assets of $47.9 million net of valuation allowance, up from $40.8 million of deferred tax assets net of valuation allowance at April 30, 2022. Deferred tax assets are reduced by a valuation allowance when, after considering all positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  The Company has recorded a valuation allowance related to deferred tax assets for certain state investment tax credit ("ITC") carryforwards. These credits expire in various years beginning in fiscal 2028. The Company believes based on positive evidence of the housing industry improvement along with 9 consecutive years of profitability that the Company will more likely than not realize all other remaining deferred tax assets.

The Company also regularly assesses its long-lived assets to determine if any impairment has occurred. The Company has concluded that none of its long-lived assets were impaired as of April 30, 2023.

Fiscal Year Ended April 30, 2022 Compared to the Fiscal Year Ended April 30, 2021

For a comparison of our performance and financial metrics for the fiscal years ended April 30, 2022 and April 30 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, filed with the SEC on June 29, 2022.

Results of Operations

	FISCAL YEARS ENDED APRIL 30,

(Dollars in thousands)	2023	2022	2021	2023 vs. 2022 PERCENT CHANGE	2022 vs. 2021 PERCENT CHANGE

Net sales	$2,066,200	$1,857,186	$1,744,014	11.3%	6.5%
Gross profit	357,524	226,444	322,118	57.9%	(29.7)%
Selling and marketing expenses	94,602	92,555	89,011	2.2%	4.0%
General and administrative expenses	125,045	97,547	112,521	28.2%	(13.3)%
Interest expense, net	15,994	10,189	23,128	57.0%	(55.9)%

Net Sales

Net sales for fiscal 2023 increased 11.3% to $2,066.2 million from the prior fiscal year. The Company experienced growth of 21.1% in the builder channel and 22.2% in the dealer distributor channel primarily due to the impact of price increases, while the home center channel was largely flat during fiscal 2023.

Gross Profit

Gross profit as a percentage of sales increased to 17.3% in fiscal 2023 as compared with 12.2% in fiscal 2022, representing a 510 basis point improvement The increase in gross profit margin was primarily due to pricing actions and operational improvements related to increased manufacturing efficiencies and supply chain, partially offset by increased costs in our labor and domestic logistics expenses.

Selling and Marketing Expenses

Selling and marketing costs increased by $2.0 million or 2.2% during fiscal 2023 versus the prior year. Selling and marketing expenses in fiscal 2023 were 4.6% of net sales, compared with 5.0% of net sales in fiscal 2022. The increase in selling and marketing expenses was due to increased digital spend partially offset by reduced spending across the selling and marketing function and leverage created from higher sales.

General and Administrative Expenses

General and administrative expenses increased by $27.5 million or 28.2% during fiscal 2023 versus the prior fiscal year. General and administrative costs increased to 6.1% of net sales in fiscal 2023 compared with 5.3% of net sales in fiscal 2022. The increase in general and administrative expenses was primarily due to increased incentive and profit sharing costs and digital spend, partially offset by controlled spending and leverage created from higher sales.

Effective Income Tax Rates

The Company generated pre-tax income of $122.7 million during fiscal 2023. The Company's effective tax rate decreased from 30.8% in fiscal 2022 to 23.6% in fiscal 2023 primarily due to the benefit from higher federal income tax credits.

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

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth in the following tables:

Reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin

	FISCAL YEARS ENDED APRIL 30,
(Dollars in thousands)	2023	2022	2021

Net income (loss) (GAAP)	$93,723	$(29,722)	$61,193
Add back:
Income tax expense (benefit)	28,963	(13,257)	19,500
Interest expense, net	15,994	10,189	23,128
Depreciation and amortization expense	48,077	50,939	51,100
Amortization of customer relationship intangibles and trademarks	45,667	45,667	47,889
EBITDA (Non-GAAP)	$232,424	$63,816	$202,810
Add back:
Acquisition and restructuring related expenses (1)	80	80	174
Non-recurring restructuring charges, net (2)	1,525	183	5,848
Pension settlement, net	(7)	68,473	—
Change in fair value of foreign exchange forward contracts (3)	—	—	(1,102)
Net (gain) loss on debt forgiveness and modification (4)	(2,089)	—	13,792
Stock-based compensation expense	7,396	4,708	4,598
Loss on asset disposal	1,050	697	384
Adjusted EBITDA (Non-GAAP)	$240,379	$137,957	$226,504

Net Sales	$2,066,200	$1,857,186	$1,744,014

Net income (loss) margin (GAAP)	4.5%	(1.6)%	3.5%
Adjusted EBITDA margin (Non-GAAP)	11.6%	7.4%	13.0%
(1) Acquisition and restructuring related expenses are comprised of expenses related to the RSI Acquisition and the subsequent restructuring charges that the Company incurred related to the acquisition.
(2) Non-recurring restructuring charges are comprised of expenses incurred related to the nationwide reduction-in-force implemented in fiscal 2023 and the closure of the manufacturing plant in Humboldt, Tennessee. Fiscal year 2021 includes accelerated depreciation expense of $1.3 million and gain on asset disposal of $2.2 million related to Humboldt.
(3) In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange rates. The Company manages these risks through the use of foreign exchange forward contracts. The changes in the fair value of the forward contracts are recorded in other (income) expense, net in the operating results.
(4) The Company recognized net gain on debt forgiveness totaling $2.1 million in fiscal 2023 related to the New Market Tax Credits more fully described in Note F — Loans Payable and Long-Term Debt in the Notes to the Consolidated Financial Statements herein. The Company recognized net loss on debt modification totaling $13.8 million for fiscal year 2021 related to the restructuring of its debt.

A reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin as projected for fiscal 2024 is not provided because we do not forecast net income as we cannot, without unreasonable effort, estimate or predict with certainty various components of net income.

Adjusted EPS per diluted share

	FISCAL YEARS ENDED APRIL 30,
(Dollars in thousands, except share and per share data)	2023	2022	2021

Net income (loss) (GAAP)	$93,723	$(29,722)	$61,193
Add back:
Acquisition and restructuring related expenses	80	80	174
Non-recurring restructuring charges, net	1,525	183	5,848
Pension settlement, net	(7)	68,473	—
Amortization of customer relationship intangibles and trademarks	45,667	45,667	47,889
Net (gain) loss on debt forgiveness and modification	(2,089)	—	13,792
Tax benefit of add backs	(11,791)	(29,859)	(17,467)
Adjusted net income (Non-GAAP)	$127,108	$54,822	$111,429

Weighted average diluted shares (GAAP)	16,685,359	16,592,358	17,036,730
Add back: potentially anti-dilutive shares (1)	—	48,379	—
Weighted average diluted shares (Non-GAAP)	16,685,359	16,640,737	17,036,730

EPS per diluted share (GAAP)	$5.62	$(1.79)	$3.59
Adjusted EPS per diluted share (Non-GAAP)	$7.62	$3.29	$6.54
(1) Potentially dilutive securities for the twelve-month period ended April 30, 2022 have not been considered in the GAAP calculation of net loss per shares as effect would be anti-dilutive.

Free cash flow

	FISCAL YEARS ENDED APRIL 30,
(Dollars in thousands)	2023	2022	2021

Cash provided by operating activities	$198,837	$24,445	$151,763
Less: Capital expenditures (1)	45,380	51,582	46,318
Free cash flow	$153,457	$(27,137)	$105,445
(1) Capital expenditures consist of cash payments for property, plant and equipment and cash payments for investments in displays.

Outlook for Fiscal 2024

We expect low double-digit declines in net sales for fiscal 2024 versus fiscal 2023. Our outlook for adjusted EBITDA for fiscal 2024 will range from $205 million to $225 million. The change in net sales and adjusted EBITDA is highly dependent upon overall industry, economic growth trends, material constraints, labor impacts, interest rates and consumer behaviors. Adjusted EBITDA will also be impacted by one-time start up costs for our plant expansions in Monterrey, Mexico and Hamlet, NC.

We will continue our investment back into the business with investments focusing on the plant expansions in Monterrey, Mexico and Hamlet, NC, continuing our path for our digital transformation with investments in Oracle and Salesforce and investing in automation. We are choosing to make these additional investments into our core business which will help improve sales and enhance our margins in the future. We will be opportunistic in our share repurchasing and lastly, we have our debt position at a leverage ratio we wanted to achieve and will be deprioritizing paying down debt in fiscal 2024.

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

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $41.7 million at April 30, 2023, representing a $19.4 million increase from its April 30, 2022 levels. At April 30, 2023, total long-term debt (including current maturities) was $371.7 million, a decrease of $137.3 million from the balance at April 30, 2022. The Company's ratio of long-term debt to total capital was 29.7% at April 30, 2023, compared with 39.6% at April 30, 2022. The Company's main source of liquidity is its cash and cash equivalents on hand and cash generated from its operating activities, which we expect to continue into fiscal 2024. See Note F — Loans Payable and Long-Term Debt for further discussion on our indebtedness.

On April 22, 2021, the Company amended and restated the Prior Credit Agreement. The amended and restated credit agreement (the "A&R Credit Agreement") provides for a $500 million revolving loan facility with a $50 million sub-facility for the issuance of letters of credit (the "Revolving Facility") and a $250 million term loan facility (the "Term Loan Facility"). Also on April 22, 2021, the Company borrowed the entire $250 million under the Term Loan Facility and approximately $264 million under the Revolving Facility to fund, in part, the repayment in full of the amounts then outstanding under the Prior Credit Agreement and the redemption of the Senior Notes. The Company is required to repay the Term Loan Facility in specified quarterly installments. The Revolving Facility and Term Loan Facility mature on April 22, 2026. Approximately $323.2 million was available under this facility as of April 30, 2023.

The A&R Credit Agreement includes certain financial covenants that require the Company to maintain (i) a "Consolidated Interest Coverage Ratio" of no less than 2.00 to 1.00 and (ii) a "Total Net Leverage Ratio" of no greater than 4.00 to 1.00, subject, in each case, to certain limited exceptions.

The A&R Credit Agreement includes certain additional covenants, including negative covenants that restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create additional liens on its assets, make certain investments, dispose of its assets or engage in a merger or other similar transaction or engage in transactions with affiliates, subject, in each case, to the various exceptions and conditions described in the A&R Credit Agreement. The negative covenants further restrict the ability of the Company and certain of its subsidiaries to make certain restricted payments, including, in the case of the Company, the payment of dividends and the repurchase of common stock, in certain limited circumstances. See Note F — Loans Payable and Long-Term Debt for a discussion of interest rates under the new A&R Credit Agreement and our compliance with the covenants in the credit agreement. We expect to remain in compliance with each of the covenants under the A&R Credit Agreement during fiscal 2024.

As of April 30, 2023 and 2022, the Company had no off-balance sheet arrangements.

OPERATING ACTIVITIES

Cash provided by operating activities in fiscal 2023 was $198.8 million, compared with $24.4 million in fiscal 2022. The increase in the Company's cash from operating activities was driven primarily by an increase in net income and increased cash flows from inventories, customer receivables, and accrued compensation and related expenses, which were partially offset by a decrease in cash flows from accounts payable.

INVESTING ACTIVITIES

The Company's investing activities primarily consist of capital expenditures and investments in promotional displays. Net cash used by investing activities in fiscal 2023 was $45.3 million, compared with $51.6 million in fiscal 2022 Investments in property, plant and equipment for fiscal 2023 were $42.6 million, compared with $44.1 million in fiscal 2022. Investments in promotional displays were $2.8 million in fiscal 2023, compared with $7.5 million in fiscal 2022.

FINANCING ACTIVITIES

The Company realized a net outflow of $134.1 million from financing activities in fiscal 2023 compared with a net outflow of $41.6 million in fiscal 2022. During fiscal 2023, $132.9 million, net, was used to repay long-term debt, compared with approximately $15.5 million in fiscal 2022.

On May 25, 2021, the Board authorized a stock repurchase program of up to $100 million of the Company's outstanding common shares. In conjunction with this authorization the Board cancelled the remaining portion of the $50 million existing authorization, of which the Company had repurchased $20 million in the fourth quarter of fiscal 2021. The Company repurchased $25.0 million during fiscal 2022 and $20.0 million during fiscal 2021. The Company did not repurchase any of its shares during the fiscal year ended April 30, 2023, and the current stock repurchase program has a remaining authorization of $75.0 million as of such date.

Cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations, and fund capital expenditures for fiscal 2024.

Future minimum annual commitments for contractual obligations under term loans, the Revolving Facility, capital and operating lease obligations, and other long-term debt amount to $30.2 million in fiscal 2024, $416.9 million in fiscal 2025-26, $31.4 million in fiscal 2027-28, and $10.6 million in fiscal 2029 and thereafter. Estimated required interest payments based on rates as of April 30, 2023 would be $17.5 million in fiscal 2024, $18.3 million in fiscal 2025-26, $15.5 million in fiscal 2027-28, and $0.2 million in fiscal 2029 and thereafter.

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

Goodwill. Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

In accordance with the accounting standards, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. There were no impairment charges related to goodwill for the fiscal years 2023, 2022, and 2021.

Intangible Assets. Intangible assets consist of customer relationship intangibles. The Company amortizes the cost of intangible assets over their estimated useful lives, six years, unless such lives are deemed indefinite. The Company reviews its intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges related to other intangible assets for the fiscal years 2023, 2022, and 2021.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The costs of the Company's products are subject to inflationary pressures and commodity price fluctuations. The Company has generally been able, over time, to recover the effects of inflation and commodity price fluctuations through sales price increases although there may be a lag in the recovery.

The A&R Credit Agreement includes a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of April 30, 2023 would increase our annual interest expense by approximately $1.7 million. See Note F — Loans Payable and Long-Term Debt Financial Instruments for further discussion.

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

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	APRIL 30,
(in thousands, except share and per share data)	2023	2022

ASSETS
Current Assets
Cash and cash equivalents	$41,732	$22,325
Customer receivables, net	119,163	156,961
Inventories	190,699	228,259
Prepaid expenses and other	16,661	21,112
Total Current Assets	368,255	428,657

Property, plant and equipment, net	219,415	213,808
Operating lease right-of-use assets	99,526	108,055
Customer relationships intangibles, net	30,444	76,111
Goodwill, net	767,612	767,612
Promotional displays, net	6,970	12,565
Deferred income taxes	1,469	1,469
Other assets	25,107	24,219
TOTAL ASSETS	$1,518,798	$1,632,496

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$63,915	$111,422
Current maturities of long-term debt	2,263	2,264
Short-term lease liability - operating	24,778	21,985
Accrued compensation and related expenses	49,953	44,436
Accrued marketing expenses	12,528	15,881
Other accrued expenses	24,687	20,240
Total Current Liabilities	178,124	216,228

Long-term debt, less current maturities	369,396	506,732
Deferred income taxes	11,930	38,340
Long-term lease liability - operating	81,370	95,084
Other long-term liabilities	4,190	3,229

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at April 30, 2023: 16,635,295, at April 30, 2022: 16,570,619	370,259	363,224
Retained earnings	493,157	399,434
Accumulated other comprehensive income	10,372	10,225
Total Shareholders' Equity	873,788	772,883
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,518,798	$1,632,496
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FISCAL YEARS ENDED APRIL 30,
(in thousands, except per share data)	2023	2022	2021

Net sales	$2,066,200	$1,857,186	$1,744,014
Cost of sales and distribution	1,708,676	1,630,742	1,421,896
Gross Profit	357,524	226,444	322,118

Selling and marketing expenses	94,602	92,555	89,011
General and administrative expenses	125,045	97,547	112,521
Restructuring charges, net	1,525	183	5,848
Operating Income	136,352	36,159	114,738

Interest expense, net	15,994	10,189	23,128
Pension settlement, net	(7)	68,473	—
Net gain on debt modification	(2,089)	—	—
Other (income) expense, net	(232)	476	10,917
Income (Loss) Before Income Taxes	122,686	(42,979)	80,693

Income tax expense (benefit)	28,963	(13,257)	19,500

Net Income (Loss)	$93,723	$(29,722)	$61,193

SHARE INFORMATION
Earnings (loss) per share
Basic	$5.64	$(1.79)	$3.61
Diluted	$5.62	$(1.79)	$3.59

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FISCAL YEARS ENDED APRIL 30,
(in thousands)	2023	2022	2021

Net income (loss)	$93,723	$(29,722)	$61,193

Other comprehensive income (loss), net of tax:
Change in pension benefits, net of taxes (benefit) of $0, $18,481 and $(1,156), respectively	—	54,568	(3,395)
Change in cash flow hedges (swap), net of taxes of $50, $3,463, and $0, respectively	147	10,225	—

Total Comprehensive Income	$93,870	$35,071	$57,798

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	LOSS	EQUITY
Balance, April 30, 2020	16,926,537	$359,430	$403,193	$(51,173)	$711,450

Net income	—	—	61,193	—	61,193
Other comprehensive loss, net of tax	—	—	—	(3,395)	(3,395)
Stock-based compensation	—	4,598	—	—	4,598
Exercise of stock-based compensation awards, net of amounts withheld for taxes	29,019	(1,351)	—	—	(1,351)
Stock repurchases	(200,046)	(3,896)	(16,104)	—	(20,000)
Employee benefit plan contributions	45,591	3,743	—	—	3,743
Balance, April 30, 2021	16,801,101	$362,524	$448,282	$(54,568)	$756,238

Net loss	—	—	(29,722)	—	(29,722)
Other comprehensive income, net of tax	—	—	—	64,793	64,793
Stock-based compensation	—	4,708	—	—	4,708
Exercise of stock-based compensation awards, net of amounts withheld for taxes	29,808	(1,072)	—	—	(1,072)
Stock repurchases	(299,781)	(5,874)	(19,126)	—	(25,000)
Employee benefit plan contributions	39,491	2,938	—	—	2,938
Balance, April 30, 2022	16,570,619	$363,224	$399,434	$10,225	$772,883

Net income	—	—	93,723	—	93,723
Other comprehensive income, net of tax	—	—	—	147	147
Stock-based compensation	—	7,396	—	—	7,396
Exercise of stock-based compensation awards, net of amounts withheld for taxes	47,576	(1,199)		—	(1,199)
Employee benefit plan contributions	17,100	838	—	—	838
Balance, April 30, 2023	16,635,295	$370,259	$493,157	$10,372	$873,788

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEARS ENDED APRIL 30,
(in thousands)	2023	2022	2021

OPERATING ACTIVITIES
Net income (loss)	$93,723	$(29,722)	$61,193
Adjustments to reconcile net income (loss) to net cash and
cash equivalents provided by operating activities:
Depreciation and amortization	93,744	96,606	100,289
Net (gain) loss on disposal of property, plant and equipment	1,050	697	(1,859)
Reduction in carrying amount of operating lease right-of-use assets	26,592	27,610	27,192
Amortization of debt issuance costs	861	867	2,501
Unrealized gain on foreign exchange forward contracts	—	—	(1,102)
Net (gain) loss on debt forgiveness and modification	(2,089)	—	13,792
Stock-based compensation expense	7,396	4,708	4,598
Deferred income taxes	(24,152)	(25,717)	(12,840)
Pension contributions in excess of (less than) expense	—	710	(2,007)
Pension settlement, net	(7)	68,473	—
Contributions of employer stock to employee benefit plan	838	2,938	3,743
Other non-cash items	7,522	489	4,140
Changes in operating assets and liabilities (net of acquired assets and liabilities):
Customer receivables	35,011	(11,366)	(42,829)
Inventories	30,937	(70,386)	(34,454)
Income taxes receivable	3,055	(6,206)	488
Prepaid expenses and other assets	(5,309)	(3,542)	(6,456)
Accounts payable	(50,191)	16,386	32,752
Accrued compensation and related expenses	5,060	(15,518)	1,226
Operating lease liabilities	(26,906)	(25,100)	(24,371)
Marketing and other accrued expenses	1,702	(7,482)	25,767
Net Cash Provided by Operating Activities	198,837	24,445	151,763

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(42,600)	(44,122)	(35,734)
Proceeds from sales of property, plant and equipment	43	10	3,889
Investment in promotional displays	(2,780)	(7,460)	(10,584)
Net Cash Used by Investing Activities	(45,337)	(51,572)	(42,429)

FINANCING ACTIVITIES
Payments of long-term debt	(132,894)	(50,891)	(432,508)
Proceeds from long-term debt	—	35,430	350,000
Repurchase of common stock	—	(25,000)	(20,000)
Withholding of employee taxes related to stock-based compensation	(1,199)	(1,116)	(1,351)
Debt issuance cost	—	(42)	(2,930)
Premium paid on debt extinguishment	—	—	(8,533)
Net Cash Used by Financing Activities	(134,093)	(41,619)	(115,322)

	FISCAL YEARS ENDED APRIL 30,
(in thousands)	2023	2022	2021

Net Increase (Decrease) in Cash and Cash Equivalents	19,407	(68,746)	(5,988)

Cash and Cash Equivalents, Beginning of Year	22,325	91,071	97,059

Cash and Cash Equivalents, End of Year	$41,732	$22,325	$91,071

Supplemental cash flow information:
Non-cash investing and financing activities:
Property, plant and equipment	$2,684	$1,050	$2,527

Cash paid during the period for:
Interest	$17,347	$9,904	$22,981
Income taxes	$49,593	$18,761	$33,055

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

Revenue Recognition: Our principal performance obligations are the sale of kitchen, bath, and home organization products. The Company recognizes revenue as control of our products is transferred to our customers, which is at the time of shipment or upon delivery based on the contractual terms with our customers. We also derive revenue from installations and our revenue related to installations is recognized upon delivery of cabinets to the customer as installation is typically completed in one day. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods to our customers. Payment terms on our product sales normally range from 30 to 90 days. Taxes assessed by a governmental authority that we collect are excluded from revenue. The expected costs associated with our contractual warranties are recognized as expense when the products are sold. See Note L — Commitments and Contingencies for further discussion.

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

Advertising Costs: Advertising costs are expensed as incurred. Advertising expenses for fiscal years 2023, 2022, and 2021 were $34.6 million, $32.6 million, and $34.1 million, respectively.

Cash and Cash Equivalents: Cash in excess of operating requirements is invested in money market accounts which are carried at cost (which approximates fair value). The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Inventories:  Inventory costs are determined on a first-in, first-out ("FIFO") basis. Costs include materials, labor, and production overhead at normal production capacity. Costs do not exceed net realizable values. See Note C — Inventories for additional information.

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

Impairment of Long-Lived Assets: The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal years 2023, 2022, and 2021, the Company concluded no impairment existed.

Goodwill: Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In accordance with the accounting standards, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not more likely than not impaired, the entity is not required to take further action. However, if an entity concludes otherwise, it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down by the amount that the carrying value exceeds the fair value of the reporting unit. During fiscal years 2023, 2022, and 2021, the Company concluded no impairment existed based on a qualitative analysis.

Intangible Assets: Intangible assets consist of customer relationship intangibles. The Company amortizes the cost of intangible assets over their estimated useful lives, six years, unless such lives are deemed indefinite. The Company reviews its intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal years 2023, 2022, and 2021, the Company concluded no impairment existed.

Promotional Displays: The Company invests in promotional displays in retail stores to demonstrate product features, product and quality specifications, and to serve as a training tool for retail kitchen designers. The Company invests in these long-lived productive assets to provide the aforementioned benefits. The Company's investment in promotional displays is carried at cost less applicable amortization. Amortization is calculated using the straight-line method on an individual display basis over periods of 24 to 60 months (the estimated period of benefit). Promotional display amortization expense for fiscal years 2023, 2022, and 2021 was $8.0 million, $10.0 million, and $10.0 million, respectively, and is included in selling and marketing expenses.

Income Taxes: The Company accounts for deferred income taxes utilizing the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statement amounts and the tax basis of assets and liabilities, using enacted tax rates in effect for the year in which these items are expected to reverse. At each reporting date, the Company evaluates the need for a valuation allowance to adjust deferred tax assets to an amount that more likely than not will be realized.

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

The Company uses interest rate swap contracts to manage interest rate exposures. The Company records derivatives in the consolidated balance sheets at fair value. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss), and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings.

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

Note B — Customer Receivables

The components of customer receivables were:

	APRIL 30,
(in thousands)	2023	2022
Gross customer receivables	$130,655	$168,699
Less:
Allowance for credit losses	(449)	(226)
Allowance for returns and discounts	(11,043)	(11,512)

Net customer receivables	$119,163	$156,961

Note C — Inventories

The components of inventories were:

	APRIL 30,
(in thousands)	2023	2022
Raw materials	$80,953	$90,451
Work-in-process	49,064	59,180
Finished goods	60,682	78,628

Total inventories	$190,699	$228,259

Note D — Property, Plant and Equipment

The components of property, plant and equipment were:

	APRIL 30,
(in thousands)	2023	2022
Land	$4,475	$4,431
Buildings and improvements	121,903	119,066
Buildings and improvements - financing leases	11,164	11,164
Machinery and equipment	331,146	324,417
Machinery and equipment - financing leases	29,869	31,341
Software	29,322	28,115
Construction in progress	45,710	22,794
Total property, plant and equipment	573,589	541,328
Less accumulated amortization and depreciation	(354,174)	(327,520)

Property, plant and equipment, net	$219,415	$213,808

Amortization and depreciation expense on property, plant and equipment amounted to $37.9 million, $38.0 million, and $38.3 million in fiscal years 2023, 2022, and 2021, respectively. Accumulated amortization on financing leases included in the above table amounted to $31.9 million and $32.8 million as of April 30, 2023 and 2022, respectively.

Note E — Customer Relationships Intangibles

The components of customer relationships intangibles were:

	APRIL 30,
(in thousands)	2023	2022
Customer relationship intangibles	$274,000	$274,000
Less accumulated amortization	(243,556)	(197,889)

Total	$30,444	$76,111

Customer relationships intangibles are amortized over the estimated useful lives on a straight-line basis over six years. Amortization expense on customer relationships intangibles amounted to $45.7 million and $45.7 million for the years ended April 30, 2023 and 2022, respectively.

Note F — Loans Payable and Long-Term Debt

Maturities of long-term debt are as follows:

	FISCAL YEARS ENDING APRIL 30,

(in thousands)	2024	2025	2026	2027	2028	2029 AND THERE-AFTER	TOTAL OUTSTANDING AS OF APRIL 30, 2023	TOTAL OUTSTANDING AS OF APRIL 30, 2022

Term loans	$—	$—	$206,250	$—	$—	$—	$206,250	$237,500

Revolving credit	—	—	163,750	—	—	—	163,750	263,000

Finance lease obligations	2,263	970	348	74	47	—	3,702	4,963

Other long-term debt	—	430	—	—	—	—	430	7,089

Total	$2,263	$1,400	$370,348	$74	$47	$—	$374,132	$512,552

Debt issuance costs							$(2,473)	$(3,556)

Current maturities							$(2,263)	$(2,264)

Total long-term debt							$369,396	$506,732

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

On April 22, 2021, the Company amended and restated the Prior Credit Agreement and on January 17, 2023 the Company entered into an amendment of such agreement to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate ("SOFR"), effective January 31, 2023. The amended and restated credit agreement (the "A&R Credit Agreement") provides for a $500 million revolving loan facility with a $50 million sub-facility for the issuance of letters of credit (the "Revolving Facility") and a $250 million term loan facility (the "Term Loan Facility"). Also on April 22, 2021, the Company borrowed the entire $250 million under the Term Loan Facility and approximately $264 million under the Revolving Facility to fund, in part, the repayment in full of the amounts then outstanding under the Prior Credit Agreement and the redemption of $350 million in aggregate principal amount of 4.875% Senior Notes due 2026 (the Senior Notes). The Company is required to repay the Term Loan Facility in specified quarterly installments, which have been prepaid through April 30, 2025. The Revolving Facility and Term Loan Facility mature on April 22, 2026.

As of April 30, 2023, and 2022, $206.3 million and $237.5 million, respectively, was outstanding on the Term Loan Facility. As of April 30, 2023, and 2022, $163.8 million and $263.0 million, respectively, was outstanding under the Revolving Facility.

Outstanding letters of credit under the Revolving Facility were $13.0 million as of April 30, 2023, leaving approximately $323.2 million in available capacity under the Revolving Facility as of April 30, 2023. Outstanding letters of credit under the Revolving Facility were $11.7 million, as of April 30, 2022, leaving approximately $225.3 million in available capacity under the Revolving Facility as of April 30, 2022. The outstanding balances noted above approximate fair value as the facilities have a floating interest rate.

Amounts outstanding under the Term Loan Facility and the Revolving Facility bear interest based on a fluctuating rate measured by reference to either, at the Company's option, a base rate plus an applicable margin or SOFR plus 10 basis points plus an applicable margin, with the applicable margin being determined by reference to the Company's then-current "Secured Net Leverage Ratio." The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company's then-current "Secured Net Leverage Ratio." In addition, a letter of credit fee accrues on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on SOFR loans, payable quarterly in arrears. As of April 30, 2023, the applicable margin with respect to base rate loans and SOFR loans was 0.25% and 1.25%, respectively, and the commitment fee was 0.13%.

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

As of April 30, 2023, the Company was in compliance with all covenants included in the A&R Credit Agreement.

The Company's obligations under the A&R Credit Agreement are guaranteed by the Company's domestic subsidiaries and the obligations of the Company and its domestic subsidiaries under the A&R Credit Agreement and their guarantees, respectively, are secured by a pledge of substantially all of their respective personal property.

Financing Lease Obligations

The Company has various financing leases with interest rates between 2.0% and 6.1%. The leases require monthly payments and expire by December 31, 2027. The outstanding amounts owed as of April 30, 2023, and 2022, were $3.7 million and $5.0 million, respectively.

Other Long-term Debt

On January 25, 2016, the Company entered into a New Markets Tax Credit ("NMTC") financing agreement to finance working capital and capital improvements at its Monticello, Kentucky facility. This agreement was structured with unrelated third party financial institutions (the "Investors"), their wholly-owned investment funds ("Investment Funds") and certain community development entities ("CDEs") in connection with our participation in qualified transactions under the NMTC program. In exchange for substantially all of the benefits derived from the tax credits, the Investors made a contribution of $2.3 million, net of syndication fees, to the Investment Funds. Simultaneously, a wholly owned subsidiary of the Company made a $4.3 million loan to the Investment Funds. The Investment Funds used the proceeds of such equity and debt investments to acquire equity interests in the CDEs, which the CDEs in turn used to make loans to the Company aggregating $6.6 million for the project. These loans have a term of 30 years with an aggregate interest rate of approximately 1.2%. The original terms of the transaction included Investor put options, exercisable after seven years, which, if exercised by the Investors, would require the Company to purchase the Investors’ interests in the Investment Funds. The Investors’ exercised such put options in February 2023 and the Company repurchased their interests in the Investment Funds in February 2023. As a result of the exercised put option, the Company recognized a reduction of long-term debt of $6.6 million, a reduction of loan receivable of $4.3 million and a gain on debt modification of $2.1 million, net of unamortized debt issuance costs of $0.2 million.

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

Certain of the Company's loan agreements limit the amount and type of indebtedness the Company can incur and require the Company to maintain specified financial ratios measured on a quarterly basis. In addition to the assets previously discussed, certain of the Company's property, plant and equipment are pledged as collateral under certain loan agreements and the capital lease arrangements. The Company was in compliance with all covenants contained in its loan agreements and financing leases at April 30, 2023.

Note G — Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

	FISCAL YEARS ENDED APRIL 30,
(in thousands, except per share amounts)	2023	2022	2021
Numerator used in basic and diluted earnings per common share:
Net income (loss)	$93,723	$(29,722)	$61,193
Denominator:
Denominator for basic earnings per common share -
weighted-average shares	16,614	16,592	16,970
Effect of dilutive securities:
Stock options and restricted stock units	71	—	67
Denominator for diluted earnings per common share -
weighted-average shares and assumed conversions	16,685	16,592	17,037
Net earnings (loss) per share
Basic	$5.64	$(1.79)	$3.61
Diluted	$5.62	$(1.79)	$3.59

There were no anti-dilutive securities for the fiscal years ended April 30, 2023 and 2021, which were excluded from the calculation of net earnings per share. Potentially dilutive securities of 48,379 for the fiscal year ended April 30, 2022, have not been considered in the calculation of net loss per share as the effect would be anti-dilutive.

On May 25, 2021, the Company's Board of Directors (the "Board") authorized a stock repurchase program of up to $100 million of the Company's common shares. The Company did not repurchase any of its shares during fiscal 2023. The Company purchased a total of 299,781 common shares, for an aggregate purchase price of $25.0 million under the plan approved on May 25, 2021 during fiscal 2022. The Company also repurchased a total of 200,046 common shares, for an aggregate purchase price of $20.0 million under the prior authorization, during fiscal 2021. The Company funded share repurchases using available cash and cash generated from operations. Repurchased shares became authorized but unissued common shares. At April 30, 2023, $75.0 million remained authorized by the Board to repurchase the Company’s common shares.

Note H — Stock-Based Compensation

The Company has various stock-based compensation plans. The Company issues restricted stock units ("RSUs") to key employees and non-employee directors. Total compensation expense related to stock-based awards for the fiscal years ended April 30, 2023, 2022, and 2021 was $7.4 million, $4.7 million, and $4.6 million, respectively. The Company recognizes stock-based compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company records forfeitures as they occur.

Stock Incentive Plans

At April 30, 2023, the Company had RSU awards outstanding under two different plans: (1) 2016 employee stock incentive plan; and (2) 2015 non-employee directors equity ownership plan. As of April 30, 2023, there were 370,816 shares of common stock available for future stock-based compensation awards under the Company's stock incentive plans.

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

Restricted Stock Unit Activity:

The Company's RSUs granted to employees cliff-vest over a three-year period from date of grant, while RSUs granted to non-employee directors vest daily over a two-year period from date of grant. Directors were granted service-based RSUs only, while employees were awarded both service-based and performance-based RSUs ("PBRSUs") in fiscal years 2023, 2022, and 2021. The PBRSUs granted in fiscal 2023, 2022, and 2021 are earned based on achievement of a number of goals pertaining to the Company's financial performance during three one-year performance periods and the achievement of certain cultural goals for the three-year period. Employees who satisfy the vesting criteria will receive a proportional amount of PBRSUs based upon the Compensation Committee's assessment of the Company's achievement of the performance criteria.

The following table contains a summary of the Company's RSU activity for the fiscal years ended April 30, 2023, 2022, and 2021:

	PERFORMANCE-BASED RSUs	SERVICE-BASED RSUs	TOTAL RSUs	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Issued and outstanding, April 30, 2020	117,687	79,210	196,897	$66.68

Granted	124,374	76,846	201,220	$66.00
Cancelled due to non-achievement of performance goals	(17,461)	—	(17,461)	$89.31
Settled in common stock	(19,058)	(27,208)	(46,266)	$88.57
Forfeited	(73,858)	(37,377)	(111,235)	$71.63
Issued and outstanding, April 30, 2021	131,684	91,471	223,155	$64.81

Granted	57,392	85,568	142,960	$76.97
Cancelled due to non-achievement of performance goals	(1,975)	—	(1,975)	$104.10
Settled in common stock	(19,930)	(23,242)	(43,172)	$71.47
Forfeited	(12,561)	(6,563)	(19,124)	$72.79
Issued and outstanding, April 30, 2022	154,610	147,234	301,844	$69.10

Granted	119,772	82,848	202,620	$51.77
Cancelled due to non-achievement of performance goals	(38,454)	—	(38,454)	$73.85
Settled in common stock	(19,478)	(49,916)	(69,394)	$63.12
Forfeited	(16,620)	(9,986)	(26,606)	$63.15
Issued and outstanding, April 30, 2023	199,830	170,180	370,010	$61.77

As of April 30, 2023, there was $14.1 million of total unrecognized compensation expense related to unvested RSUs granted under the Company's stock-based compensation plans. This expense is expected to be recognized over a weighted-average period of 1.7 years.

For the fiscal years ended April 30, 2023, 2022, and 2021 stock-based compensation expense was allocated as follows:

(in thousands)	2023	2022	2021
Cost of sales and distribution	$2,154	$1,299	$1,461
Selling and marketing expenses	1,941	1,266	982
General and administrative expenses	3,301	2,143	2,155
Stock-based compensation expense, before income taxes	$7,396	$4,708	$4,598

Restricted Stock Tracking Units:

During fiscal 2023, the Board approved grants of 11,945 cash-settled performance-based restricted stock tracking units ("RSTUs") and 6,490 cash-settled service-based RSTUs for more junior level employees. Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of a share of the Company's common stock as of the payment date if applicable performance and cultural conditions are met and the recipient remains continuously employed with the Company until the units vest. The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of a share of our common stock as of the payment date if they remain continuously employed with the Company until the units vest. All of the RSTUs cliff-vest three years from the grant date. The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value. The expense recognized in fiscal years 2023, 2022, and 2021, and the liability as of April 30, 2023 and 2022, related to RSTUs is not significant.

Note I — Employee Benefit and Retirement Plans

Retirement Savings Plan

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

Discretionary profit-sharing contributions ranging from 0-5% of net income, based on predetermined net income levels of the Company, may be made annually in the form of Company stock. The Company recognized expenses for profit-sharing contributions of $4.7 million, $0.8 million, and $2.9 million in fiscal years 2023, 2022, and 2021, respectively.

The Company matches 100% of an employee's annual 401(k) contributions to the Plan up to 4% of annual compensation.

The expense for 401(k) matching contributions for the plan was $12.4 million, $11.7 million, and $11.9 million, in fiscal years 2023, 2022, and 2021, respectively.

Pension Benefits

Prior to April 30, 2020, the Company had two defined benefit pension plans covering many of the Company's employees hired prior to April 30, 2012. Effective April 30, 2012, the Company froze all future benefit accruals under the Company's defined benefit pension plans.

Effective April 30, 2020, these plans were merged into one plan (the "Pension Plan"). The Pension Plan provided defined benefits based on years of service and final average earnings (for salaried employees) or benefit rate (for hourly employees). Effective December 31, 2020 (the "Plan Termination Date"), the Pension Plan was terminated in a standard termination and benefits were distributed on December 2, 2021.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company's non-contributory Pension Plan as of:

	APRIL 30,
(in thousands)	2023	2022
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$—	$196,537
Interest cost	—	3,147
Actuarial gains (losses)	—	(3,738)
Benefits paid	—	(4,214)
Settlements	—	(191,732)
Projected benefit obligation at end of year	$—	$—

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$979	$193,552
Actual return on plan assets	27	3,373
Benefits paid	—	(4,214)
Settlements	—	(191,732)
Transfer to defined contribution plan	(1,006)	—
Fair value of plan assets at end of year	$—	$979

Funded status of the plan	$—	$979

	APRIL 30,
(in thousands)	2022	2021

COMPONENTS OF NET PERIODIC PENSION BENEFIT COST
Interest cost	$3,147	$4,662
Expected return on plan assets	(3,601)	(8,430)
Recognized net actuarial loss	—	1,761
Amortization of net loss from prior years	1,164	—
Settlement charge	68,473	—
Pension benefit cost	$69,183	$(2,007)

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

Actuarial Assumptions: The discount rate at April 30 was used to measure the year-end benefit obligations and the earnings effects for the subsequent year. Actuarial assumptions used to determine benefit obligations and earnings effects for the Pension Plan follows:

	FISCAL YEARS ENDED APRIL 30,
	2022	2021

WEIGHTED-AVERAGE ASSUMPTIONS TO DETERMINE NET PERIODIC PENSION BENEFIT COST
Discount rate	2.80%	3.16%
Expected return on plan assets	— %	3.3%

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

The Company amortized experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, over the average remaining lifetime of employees expected to receive benefits under the Pension Plan.

Contributions: The Company funded the Pension Plan in amounts sufficient to meet minimum funding requirements under applicable employee benefit and tax laws plus additional amounts the Company deemed appropriate.

The Company made no contributions to its Pension Plan in fiscal 2022.

Plan Assets: Pension assets by major category and the type of fair value measurement as of April 30, 2022 are presented in the following table:

FAIR VALUE MEASUREMENTS AT APRIL 30, 2022

(in thousands)	TOTAL	QUOTED PRICES IN ACTIVE MARKETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Cash Equivalents	$979	$979	$—	$—
Total plan assets	$979	$979	$—	$—

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

For the year ended April 30, 2023, unrealized gains, net of deferred taxes, of $3.9 million, were recorded in other comprehensive income, and $3.8 million of realized gains were reclassified out of accumulated other comprehensive loss to interest expense, net due to interest received from and payments made to the swap counterparties. For the year ended April 30, 2022, unrealized gains, net of deferred taxes, of $10.2 million, were recorded in other comprehensive income, and $0.9 million of realized losses were reclassified out of accumulated other comprehensive loss to interest expense due to payments made to the swap counterparties.

As of April 30, 2023, the Company anticipates reclassifying approximately $8.4 million of net hedging gains from accumulated other comprehensive income into earnings during the next 12 months to offset the variability of the hedged items during this period.

The fair value of the derivative instruments are included in other assets on the consolidated balance sheets.

Foreign Exchange Forward Contracts

At April 30, 2023, the Company held no forward contracts.

Note K — Income Taxes

Income tax expense was comprised of the following:

	FISCAL YEARS ENDED APRIL 30,
(in thousands)	2023	2022	2021

CURRENT
Federal	$39,180	$8,748	$25,683
State	12,937	3,295	5,639
Foreign	998	417	1,018
Total current expense	53,115	12,460	32,340

DEFERRED
Federal	(20,195)	(21,316)	(10,741)
State	(3,869)	(4,049)	(1,896)
Foreign	(88)	(352)	(203)
Total deferred benefit	(24,152)	(25,717)	(12,840)
Total expense (benefit)	28,963	(13,257)	19,500
Other comprehensive income (loss)	(50)	21,944	(1,156)
Total comprehensive income tax expense	$28,913	$8,687	$18,344

The Company's effective income tax rate varied from the federal statutory rate as follows:

	FISCAL YEARS ENDED APRIL 30,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Federal income tax credits	(2.7)	5.4	(1.2)
Stock compensation	0.2	(0.3)	0.2
Uncertain tax positions	(0.2)	1.7	—
Meals and entertainment	0.2	(0.4)	0.1
Valuation allowance for deferred taxes	—	—	—
Foreign	0.3	0.6	0.6
Other	(0.4)	(0.6)	0.2
State income taxes, net of federal tax effect	5.2	3.4	3.2
Effective income tax rate	23.6%	30.8%	24.1%

The significant components of deferred tax assets and liabilities were as follows:

	APRIL 30,
(in thousands)	2023	2022
Deferred tax assets:
Accounts receivable	$2,755	$1,941
Inventory	900	—
Product liability	2,031	1,739
Employee benefits	6,824	5,604
Tax credit carryforwards	5,920	5,542
Operating leases liabilities	26,884	29,255
Section 174 research and development	5,258	—
Section 263A costs	1,002	386
Other	1,892	1,476
Gross deferred tax assets, before valuation allowance	53,466	45,943
Valuation allowance	(5,573)	(5,122)
Gross deferred tax assets, after valuation allowance	47,893	40,821

Deferred tax liabilities:
Pension benefits	227	194
Inventory	—	1,095
Depreciation	22,464	27,178
Intangibles	6,830	18,085
Operating leases right-of-use assets	24,681	26,980
Interest rate swaps	3,518	3,457
Other	634	703
Gross deferred tax liabilities	58,354	77,692

Net deferred tax liability	$10,461	$36,871

We have not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings that are indefinitely reinvested in foreign operations are not significant as of April 30, 2023.

The Company recorded a valuation allowance related to deferred tax assets for certain state investment tax credit ("ITC") carryforwards and foreign tax credit ("FTC") carryforwards. Deferred tax assets are reduced by a valuation allowance when, after considering all positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The Company determined that there will not be sufficient foreign source income to fully utilize the current year and carry forward FTCs. Therefore, the Company updated the valuation allowance for the current year activity of $0.3 million related to FTCs.

The gross amount of state tax credit carryforwards related to state ITCs as of April 30, 2023 and 2022 was $3.6 million and $3.7 million, respectively. These credits expire in various years beginning in fiscal 2028. Net of the federal impact and related valuation allowance, the Company recorded $0.3 million and $0.4 million of deferred tax assets related to these credits as of April 30, 2023 and 2022, respectively. The Company accounts for ITCs under the deferral method, under which the tax benefit from the ITC is deferred and amortized into income tax expense over the book life of the related property. As of April 30, 2023 and 2022, a deferred credit balance of $0.3 million and $0.4 million, respectively, is included in other liabilities on the consolidated balance sheets.

The gross amount of FTC carryforwards as of April 30, 2023 and 2022 is $2.2 million and $1.9 million, respectively, which begin to expire in fiscal 2029.

The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

	APRIL 30,
(in thousands)	2023	2022
Change in Unrecognized Tax Benefits
Balance at beginning of year	$2,070	$1,491
Additions based on tax positions related to the current year	—	49
Additions based on tax positions of prior years	1,568	1,286
Statute of limitations lapses	—	(756)
Reductions for tax positions of prior years settlements	(746)	—
Balance at end of year	$2,892	$2,070

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company has accrued a liability when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with accounting standards. As of April 30, 2023, federal tax years 2019 through 2022 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. The Company is currently not under federal audit. If the liability for uncertain tax positions is released the entire amount would impact the Company's effective tax rate.

Note L — Commitments and Contingencies

Legal Matters

The Company is involved in suits and claims in the normal course of business, including without limitation product liability and general liability claims, and claims pending before the Equal Employment Opportunity Commission. On at least a quarterly basis, the Company consults with its legal counsel to ascertain the reasonable likelihood that such claims may result in a loss. As required by FASB Accounting Standards Codification Topic 450, "Contingencies", the Company categorizes the various suits and claims into three categories according to their likelihood for resulting in potential loss: those that are probable, those that are reasonably possible and those that are deemed to be remote. Where losses are deemed to be probable and estimable, accruals are made. Where losses are deemed to be reasonably possible, a range of loss estimates is determined and considered for disclosure. In determining these loss range estimates, the Company considers known values of similar claims and consultation with independent counsel.

The Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible is not material as of April 30, 2023.

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

AD and CVD cash deposits of 206% are required for imports from the Vietnamese suppliers not eligible for certification. Many of the Vietnamese suppliers have appealed their inclusion on the ineligible for certification list. Because two of the Company’s primary Vietnamese plywood vendors are included on the ineligible for certification list, the Company has determined that it is reasonably possible that it may experience a loss due to these matters and estimates that the maximum total potential loss for prior purchases to be approximately $4.0 million, net of tax. As of April 30, 2023, the Company has remitted deposits of $3.9 million pursuant to the Preliminary Determination. The deposits remitted are included in other assets on the Company’s consolidated balance sheet. The final determination remains outstanding as of the date of this filing. Based on the evidence provided from the Vietnamese suppliers, the specific characteristics of the product imported and other relevant matters, the Company intends to vigorously appeal any determination that it is subject to these duties and believes that any deposits made will ultimately be refunded upon settlement of the appeals.

Product Warranty

The Company estimates outstanding warranty costs based on the historical relationship between warranty claims and revenues. The warranty accrual is reviewed monthly to verify that it properly reflects the remaining obligation based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual warranty claim experience differs from estimates. Warranty claims are generally made within two months of the original shipment date. In May 2023, the Company issued a recall in cooperation with the U.S. Consumer Product Safety Commission for certain cabinets manufactured between February 2022 and September 2022. An immaterial reserve has been recorded as of April 30, 2023 for this recall and is not included in the table below.

The following is a reconciliation of the Company's warranty liability:

	APRIL 30,
(in thousands)	2023	2022
PRODUCT WARRANTY RESERVE
Beginning balance	$6,878	$5,249
Accrual for warranties	34,620	26,580
Settlements	(33,484)	(24,951)
Ending balance at fiscal year end	$8,014	$6,878

Note M — Revenue Recognition

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing, and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the years ended April 30, 2023, 2022, and 2021:

	FISCAL YEARS ENDED APRIL 30,
(in thousands)	2023	2022	2021
Home center retailers	$892,721	$890,554	$848,898
Builders	885,650	731,048	673,307
Independent dealers and distributors	287,829	235,584	221,809
Net Sales	$2,066,200	$1,857,186	$1,744,014

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

Credit is extended to customers based on an evaluation of each customer's financial condition and generally collateral is not required. The Company's customers to whom credit is extended operate in the new home construction and home remodeling markets.

The Company maintains an allowance for credit losses based upon management's evaluation and judgment of potential net loss. The allowance is estimated based upon historical experience, the effects of current developments and economic conditions and of each customer's current and anticipated financial condition. Estimates and assumptions are periodically reviewed and updated. Any resulting adjustments to the allowance are reflected in current operating results.

At April 30, 2023, the Company's two largest customers, Customers A and B, represented 40.4% and 18.4% of the Company's gross customer receivables, respectively. At April 30, 2022, Customers A and B represented 33.8% and 19.9% of the Company's gross customer receivables, respectively.

The following table summarizes the percentage of net sales to the Company's two largest customers for the last three fiscal years:

	PERCENT OF ANNUAL NET SALES
	2023	2022	2021
Customer A	29.6%	31.9%	30.8%
Customer B	13.6%	16.1%	17.9%

Note O — Leases

Operating Leases - ROU assets related to operating leases are presented as Operating lease right-of-use assets on the consolidated balance sheet. Lease liabilities related to operating leases with lease terms greater than twelve months are presented in Short-term lease liability - operating and Long-term lease liability - operating on the consolidated balance sheet.

Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of the future lease payments over the lease term. The discount rate used to determine the present value of the lease payments is the rate implicit in the lease unless that rate cannot be readily determined, in which case, the Company utilizes its incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Operating lease ROU assets may also include any cumulative prepaid or accrued rent when the lease payments are uneven throughout the lease term. The ROU assets and lease liabilities may also include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The ROU asset includes any lease payments made and lease incentives received prior to the commencement date. The Company has lease arrangements with lease and non-lease components, which are accounted for separately. Non-lease components of the lease payments are expensed as incurred and are not included in determining the present value.

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

The components of lease costs were as follows:

	FISCAL YEARS ENDED APRIL 30,
(in thousands)	2023	2022	2021
Finance lease cost:
Reduction in the carrying value of right-of-use assets	$1,720	$1,404	$635
Interest on lease liabilities	$105	$106	$73
Operating lease cost	$26,592	$27,610	$27,192

Additional information related to leases was as follows:

	FISCAL YEARS ENDED APRIL 30,
(dollars in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$105	$106	$73
Operating cash flows for operating leases	$26,906	$25,100	$24,371
Financing cash flows for financing leases	$1,714	$1,379	$608
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,138	$1,862	$2,222
Right-of-use assets obtained in exchange for new operating lease liabilities	$11,109	$7,482	$8,914

Weighted average remaining lease term (years)
Weighted average remaining lease term - finance leases	1.99	2.32	2.95
Weighted average remaining lease term - operating leases	4.84	5.77	6.62

Weighted average discount rate
Weighted average discount rate - finance leases	3.69%	2.91%	2.95%
Weighted average discount rate - operating leases	3.35%	3.2%	3.23%

The Company has signed a lease in Monterrey, Mexico and a lease for the expansion in Hamlet, North Carolina. These leases are expected to commence once construction of the facilities is complete, which is anticipated in the third quarter of fiscal 2024.

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on the consolidated balance sheet as of April 30, 2023:

FISCAL YEAR	OPERATING (in thousands)	FINANCING (in thousands)
2024	$27,907	$2,359
2025	24,014	1,009
2026	21,181	361
2027	16,647	78
2028	14,604	48
Thereafter	10,615	—
Total lease payments	114,968	3,855
Less imputed interest	(8,820)	(153)
Total lease liability	$106,148	$3,702
Current maturities	(24,778)	(2,263)
Long-term lease liability	$81,370	$1,439
Lease right-of-use assets	$99,526	$9,101

NOTE P — Restructuring Charges

In the third quarter of fiscal 2023, the Company implemented nationwide reductions in force, which were substantially completed in the fourth quarter of fiscal 2023. The Company recognized pre-tax restructuring charges, net of $1.5 million for the year ended April 30, 2023, related to these reductions in force, which were primarily severance and separation costs. A reserve of $0.8 million for restructuring charges is included in accrued compensation and related expenses in the consolidated balance sheet as of April 30, 2023 which relates to employee termination costs accrued but not yet paid.

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

During fiscal years 2023, 2022, and 2021, the Company recognized total pre-tax restructuring charges, net of $1.5 million, $0.2 million, and $5.8 million, respectively.

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

The fair value measurement of assets held by the Company's defined benefit pension plans is discussed in Note I — Employee Benefit and Retirement Plans.

The Company's financial instruments include cash and equivalents, marketable securities, and other investments; accounts receivable and accounts payable; interest rate swap contracts; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt on the consolidated balance sheets approximate their fair value due to the short maturities of these items. The interest rate swap contracts were marked to market and therefore represent fair value. The fair values of these contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The following table summarizes the fair value of assets and liabilities that are recorded in the Company's consolidated financial statements as of April 30, 2023 and 2022 at fair value on a recurring basis (in thousands):

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2023
	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS:
Mutual funds	$191	$—	$—
Interest rate swap contracts	—	13,885	—
Total assets at fair value	$191	$13,885	$—

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2022
	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS:
Mutual funds	$404	$—	$—
Interest rate swap contracts	—	13,687	—
Total assets at fair value	$404	$13,687	$—

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of American Woodmark Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of American Woodmark Corporation (the Company) as of April 30, 2023, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the year ended April 30, 2023, and the related notes and financial statement schedule included under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2023, and the results of its operations and its cash flows for the year ended April 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 27, 2023 expressed an unmodified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment
Description of the Matter	At April 30, 2023, the Company’s Goodwill totaled $767.6 million. As discussed in Note A of the consolidated financial statements, the Company evaluates its goodwill for impairment annually during the fourth quarter and when events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company performed a qualitative annual goodwill impairment test as of February 1, 2023, which resulted in no impairment.

Auditing management’s annual goodwill impairment test was complex due to the significant judgments management made in assessing and weighting the relevant qualitative factors in determining whether it was more likely than not that the fair value of its reporting unit was less than its carrying amount. Those factors include (i) macroeconomic conditions, (ii) industry and market considerations, (iii) cost factors, (iv) overall financial performance of the reporting unit, (v) other relevant entity-specific events, (vi) consideration of whether there was a sustained decrease in the stock price of the Company, and (vii) analysis of market capitalization versus carrying value, including the consideration of a reasonable control premium. Management’s assessment and weighting of these qualitative factors could have a significant effect on the Company’s qualitative impairment assessment and the need to perform a quantitative test of goodwill impairment

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment process, including controls over management’s review of the assessment of qualitative factors described above and the completeness and accuracy of the underlying data.

To test the Company’s assessment and weighting of the relevant qualitative factors that may indicate the fair value of the reporting unit is below its carrying value, we performed audit procedures that included, among others, testing the underlying data used by the Company in its analysis. We evaluated the Company's assessment of cost factors, financial performance, and other entity-specific events by considering evidence obtained through other procedures, including overall analytical review of current operating results and inquiries of the Company’s executives. We evaluated macroeconomic and construction industry third-party information and compared them to considerations used by the Company. We compared the Company’s carrying value to its market capitalization. We also independently evaluated a reasonable range of control premiums using market information for comparable transactions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2022.

Richmond, Virginia
June 27, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
American Woodmark Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of American Woodmark Corporation and subsidiaries (the Company) as of April 30, 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two‑year period ended April 30, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022, and the results of its operations and its cash flows for each of the years in the two‑year period ended April 30, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

We served as the Company’s auditor from 2004 to 2022.

Richmond, Virginia
June 29, 2022

Management's Annual Report on Internal Control over Financial Reporting

Management has responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2023. In making its assessment, Management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (the "COSO 2013 Framework"). Management concluded that based on its assessment, American Woodmark Corporation's internal control over financial reporting was effective as of April 30, 2023. The Company's internal control over financial reporting as of April 30, 2023 has been audited by Enrst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears in this Annual Report on Form 10-K.

/s/ M. SCOTT CULBRETH
M. Scott Culbreth
President and Chief Executive Officer

/s/ PAUL JOACHIMCZYK
Paul Joachimczyk
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of American Woodmark Corporation

Opinion on Internal Control Over Financial Reporting

We have audited American Woodmark Corporation’s internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Woodmark Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of April 30, 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year ended April 30, 2023, and the related notes and financial statement schedule included under Item 15(a)2 and our report dated June 27, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Ernst & Young LLP
Richmond, Virginia
June 27, 2023

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of April 30, 2023. Based on this evaluation, and due to the remediation of the previously disclosed material weakness in our internal control over financial reporting as discussed below, Company management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting. Management had conducted an assessment of the Company's internal control over financial reporting as of April 30, 2023. Management's report regarding that assessment is included with the Consolidated Financial Statements included in this report under Item 8, "Financial Statements and Supplementary Data," and is incorporated in this item by reference.

Report of Registered Public Accounting Firm. The Company's independent registered public accounting firm, Ernst & Young LLP (EY), has issued an audit report on the effectiveness of the Company's internal control over financial reporting. EY's report on the effectiveness of the Company's internal control over financial reporting is included with the Consolidated Financial Statements included in this report under Item 8, "Financial Statements and Supplementary Data," and is incorporated in this item by reference.

Remediation of Previously Disclosed Material Weaknesses. We previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 (our “2022 Annual Report”) material weaknesses in our internal control over financial reporting involving ineffective general information technology controls related to information technology change management and the enterprise resource planning system implementation. During the fiscal quarter ended April 30, 2023, we completed the implementation of our remediation plan described in Part II, Item 9A of our 2022 Annual Report, as well as sufficient testing to conclude that the applicable controls are operating effectively. Accordingly, management has concluded that the previously disclosed material weaknesses were fully remediated as of April 30, 2023.

Changes in Internal Control over Financial Reporting. Except as described above, there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended April 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K:

(1)the information concerning the Company's directors is set forth under the caption "Item 1 - Election of Directors - Information Regarding Nominees" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on August 24, 2023 ("Proxy Statement") and is incorporated in this Item by reference;

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

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K, the information set forth under the caption "Security Ownership" and "Equity Compensation Plan Information" in the Proxy Statement is incorporated in this Item by reference.

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

PART IV

Item 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1. Financial Statements
The following consolidated financial statements of American Woodmark Corporation are incorporated by reference to Item 8 of this report:
            Consolidated Balance Sheets as of April 30, 2023 and 2022.
            Consolidated Statements of Income – for each year of the three-year period ended April 30, 2023.
    Consolidated Statements of Comprehensive Income – for each year of the three-year period ended April 30, 2023.
    Consolidated Statements of Shareholders' Equity – for each year of the three-year period ended April 30, 2023.
    Consolidated Statements of Cash Flows – for each year of the three-year period ended April 30, 2023.

    Notes to Consolidated Financial Statements.
    Report of Independent Registered Public Accounting Firm.(Ernst & Young LLP, Richmond, VA, Auditor Firm ID: 42)
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
    Management's Annual Report on Internal Control over Financial Reporting.
    Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting.
(a)2.Financial Statement Schedules
The following financial statement schedule is filed as a part of this Form 10-K:
    Schedule II – Valuation and Qualifying Accounts for each year of the three-year period ended April 30, 2023.
    Schedules other than the one listed above are omitted either because they are not required or are inapplicable.

(a)3.Exhibits

3.1	Articles of Incorporation as amended effective August 12, 1987 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended January 31, 2003; Commission File No. 000-14798).

3.1(b)	Articles of Amendment to the Articles of Incorporation effective September 10, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K as filed on August 31, 2004; Commission File No. 000-14798).

3.2	Bylaws – as amended effective May 24, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K as filed on May 25, 2023; Commission File No. 000-14798)..

4.1	The Articles of Incorporation and Bylaws of the Registrant as currently in effect (incorporated by reference to Exhibits 3.1 and 3.2).

4.2	Description of Capital Stock (incorporated by reference to Exhibit 4.4 to the Registrant's Form 10-K for the fiscal year ended April 30, 2019; Commission File No. 000-14798).

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

10.1 (c)	Amendment Agreement, dated as of January 17, 2023, to the Amended and Restated Credit Agreement dated as of April 22, 2021, among American Woodmark Corporation, as Borrower, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2023; Commission File No. 000-14798).

10.2(a)	2015 Non-Employee Directors Restricted Stock Unit Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A as filed on June 30, 2015; Commission File No. 000-14798).

10.3(a)	Employment Agreement for Mr. M. Scott Culbreth (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K/A as filed on August 25, 2020; Commission File No. 000-14798).*

10.3(b)	Employment Agreement for Mr. Robert J. Adams, Jr. (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K as filed on August 31, 2015; Commission File No. 000-14798).*

10.3(c)	Amendment to Employment Agreement for Mr. Robert J. Adams, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K as filed on May 29, 2019; Commission File No. 000-14798).*

10.3(d)	Employment Agreement for Mr. Paul Joachimczyk (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K/A filed on August 25, 2020; Commission File No. 000-14798).

10.3(e)	Separation Agreement and Release, effective January 12, 2023, between American Woodmark Corporation and Teresa M. May (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K as filed on January 19, 2023; Commission File No. 000-14798).

10.4(a)	Equipment Lease, dated as of June 30, 2004, between the Company and the West Virginia Economic Development Authority (incorporated by reference to Exhibit 10.1(l) to the Registrant's Form 10-Q for the quarter ended July 31, 2004; Commission File No. 000-14798).

10.4(b)	West Virginia Facility Lease, dated as of July 30, 2004, between the Company and the West Virginia Economic Development Authority (incorporated by reference to Exhibit 10.1(m) to the Registrant's Form 10-Q for the quarter ended July 31, 2004; Commission File No. 000-14798).

10.5	2016 Employee Stock Incentive Plan (incorporated by reference to Exhibit A to the Registrant's Definitive Proxy Statement on Schedule 14A as filed on June 29, 2016; Commission File No. 000-14798).

10.5(a)	Form of Grant Letter used in connection with awards of service-based restricted stock units granted under the Company's 2016 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1(a) to the Registrant's Form 10-Q for the quarter ended July 31, 2017; Commission File No. 000-14798).*

10.5(b)	Form of Grant Letter used in connection with awards of performance-based restricted stock units granted under the Company's 2016 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1(b) to the Registrant's Form 10-Q for the quarter ended July 31, 2017; Commission File No. 000-14798).*

10.5(c)	Form of Grant Letter used in connection with awards of cultural-based restricted stock units granted under the Company's 2016 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1(c) to the Registrant's Form 10-Q for the quarter ended July 31, 2017; Commission File No. 000-14798).*

16.1(a)	Letter of KPMG, LLP, dated as of May 27, 2022, to the Securities and Exchange Commission (incorporated by reference to the Registrant's Current Report on Form 8-K filed May 27, 2022; Commission File No. 000-14798).*

16.1(b)	Letter of KPMG, LLP, dated as of June 29, 2022, to the Securities and Exchange Commission (incorporated by reference to Amendment No. 1 to the Registrant’s Current Report on Form 8-K filed July 1, 2022; Commission File No. 000-14798).

21	Subsidiaries of the Company (Filed Herewith).

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (Filed Herewith).

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm (Filed Herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

101	Interactive Data File for the Registrant's Annual Report on Form 10-K for the year ended April 30, 2023 formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (Filed Herewith).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
 *Management contract or compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts

AMERICAN WOODMARK CORPORATION
(In Thousands)

Description (a)	Balance at Beginning of Year	Additions (Reductions) Charged to Cost and Expenses		Other	Deductions		Balance at End of Year

Year ended April 30, 2023:

Allowance for credit losses	$226	$420		$—	$(197)	(b)	$449

Reserve for cash discounts	$1,973	$21,540	(c)	$—	$(21,760)	(d)	$1,753

Reserve for sales returns and allowances	$9,539	$26,043	(c)	$—	$(26,292)		$9,290

Year ended April 30, 2022:

Allowance for credit losses	$331	$78		$—	$(183)	(b)	$226

Reserve for cash discounts	$1,836	$21,486	(c)	$—	$(21,349)	(d)	$1,973

Reserve for sales returns and allowances	$7,154	$30,088	(c)	$—	$(27,703)		$9,539

Year ended April 30, 2021:

Allowance for credit losses	$472	$182		$—	$(323)	(b)	$331

Reserve for cash discounts	$1,171	$19,109	(c)	$—	$(18,444)	(d)	$1,836

Reserve for sales returns and allowances	$4,541	$22,298	(c)	$—	$(19,685)		$7,154

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

American Woodmark Corporation
(Registrant)

June 27, 2023	/s/ M. SCOTT CULBRETH
M. Scott Culbreth President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 27, 2023	/s/ M. SCOTT CULBRETH	June 27, 2023	/s/ PAUL JOACHIMCZYK
	M. Scott Culbreth President and Chief Executive Officer (Principal Executive Officer) Director		Paul Joachimczyk Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

June 27, 2023	/s/ LATASHA M. AKOMA	June 27, 2023	/s/ ANDREW B. COGAN
	Latasha M. Akoma Director		Andrew B. Cogan Director

June 27, 2023	/s/ JAMES G. DAVIS, JR.	June 27, 2023	/s/ DANIEL T. HENDRIX
	James G. Davis, Jr. Director		Daniel T. Hendrix Director

June 27, 2023	/s/ DAVID A. RODRIGUEZ	June 27, 2023	/s/ VANCE W. TANG
	David A. Rodriguez Director		Vance W. Tang Director, Non-Executive Chair

June 27, 2023	/s/ EMILY C. VIDETTO
Emily C. Videtto Director

In accordance with Securities and Exchange Commission requirements, the Company will furnish copies of all exhibits to its Form 10-K not contained herein upon receipt of a written request and payment of $0.10 per page to:

Mr. Kevin Dunnigan
VP, Treasurer
American Woodmark Corporation
P.O. Box 1980
Winchester, Virginia 22604-8090