Form 10-Q
period 2023-07-31
AMERICAN WOODMARK CORP
filed 2023-08-29
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
or
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

As of August 28, 2023, 16,420,618 shares of the Registrant's Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	July 31, 2023	April 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$89,650	$41,732
Customer receivables, net	117,763	119,163
Inventories	167,539	190,699
Prepaid expenses and other	19,160	16,661
Total current assets	394,112	368,255

Property, plant and equipment, net	223,810	219,415
Operating lease right-of-use assets	96,609	99,526
Customer relationship intangibles, net	19,028	30,444
Goodwill	767,612	767,612
Promotional displays, net	5,855	6,970
Deferred income taxes	1,469	1,469
Other assets	22,134	25,107
TOTAL ASSETS	$1,530,629	$1,518,798

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$61,579	$63,915
Current maturities of long-term debt	2,177	2,263
Short-term lease liability - operating	25,231	24,778
Accrued compensation and related expenses	48,031	49,953
Accrued marketing expenses	16,712	12,528
Other accrued expenses	21,772	24,687
Total current liabilities	175,502	178,124

Long-term debt, less current maturities	369,362	369,396
Deferred income taxes	9,817	11,930
Long-term lease liability - operating	77,806	81,370
Other long-term liabilities	3,777	4,190

Shareholders' equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at July 31, 2023: 16,412,878; at April 30, 2023: 16,635,295	367,787	370,259
Retained earnings	515,292	493,157
Accumulated other comprehensive income	11,286	10,372
Total shareholders' equity	894,365	873,788
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,530,629	$1,518,798
See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	July 31,
	2023	2022

Net sales	$498,255	$542,893
Cost of sales and distribution	388,646	456,146
Gross profit	109,609	86,747

Selling and marketing expenses	24,360	25,766
General and administrative expenses	35,594	30,180
Restructuring charges, net	(172)	—
Operating income	49,827	30,801

Interest expense, net	2,437	4,053
Pension settlement, net	—	(239)
Other (income) expense, net	(1,075)	226
Income before income taxes	48,465	26,761

Income tax expense	10,615	6,691

Net income	$37,850	$20,070

Weighted Average Shares Outstanding
Basic	16,490,408	16,583,595
Diluted	16,589,481	16,619,916

Net earnings per share
Basic	$2.30	$1.21
Diluted	$2.28	$1.21

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2023	2022

Net income	$37,850	$20,070

Other comprehensive income, net of tax:
Change in Cash flow hedges (swap), net of deferred taxes (benefit) of $311 and $(433) for the three months ended July 31, 2023 and 2022, respectively	914	(1,278)

Total Comprehensive Income	$38,764	$18,792

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	(LOSS)/INCOME	EQUITY
Balance, April 30, 2022	16,570,619	$363,224	$399,434	$10,225	$772,883

Net income	—	—	20,070	—	20,070
Other comprehensive income,
net of tax	—	—	—	(1,278)	(1,278)
Stock-based compensation	—	1,635	—	—	1,635
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	25,908	(772)	—	—	(772)
Balance, July 31, 2022	16,596,527	$364,087	$419,504	$8,947	$792,538

Balance, April 30, 2023	16,635,295	$370,259	$493,157	$10,372	$873,788

Net income	—	—	37,850	—	37,850
Other comprehensive income,
net of tax	—	—	—	914	914
Stock-based compensation	—	2,247	—	—	2,247
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	55,092	(1,830)	—	—	(1,830)
Stock repurchases	(328,295)	(6,565)	(15,715)	—	(22,280)
Employee benefit plan
contributions	50,786	3,676	—	—	3,676
Balance, July 31, 2023	16,412,878	$367,787	$515,292	$11,286	$894,365

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$37,850	$20,070
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,162	23,847
Net loss on disposal of property, plant and equipment	7	177
Reduction in the carrying amount of operating lease right-of-use assets	7,007	6,778
Amortization of debt issuance costs	212	216
Unrealized (gain) loss on foreign exchange forward contracts	(1,015)	238
Stock-based compensation expense	2,247	1,635
Deferred income taxes	(2,442)	(1,852)
Pension settlement, net	—	239
Contributions of employer stock to employee benefit plan	3,676	—
Other non-cash items	494	809
Changes in operating assets and liabilities:
Customer receivables	1,085	(6,088)
Inventories	22,744	(19,555)
Prepaid expenses and other assets	2,414	(6,190)
Accounts payable	(2,336)	1,490
Accrued compensation and related expenses	(1,953)	9,725
Income taxes payable	(1,506)	7,937
Operating lease liabilities	(7,200)	(6,814)
Marketing and other accrued expenses	2,275	4,633
Net cash provided by operating activities	86,721	37,295

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(13,798)	(3,386)
Proceeds from sales of property, plant and equipment	4	15
Investment in promotional displays	(429)	(1,189)
Net cash used by investing activities	(14,223)	(4,560)

FINANCING ACTIVITIES
Payments of long-term debt	(622)	(20,591)
Repurchase of common stock	(22,128)	—
Withholding of employee taxes related to stock-based compensation	(1,830)	(773)
Net cash used by financing activities	(24,580)	(21,364)

Net increase in cash and cash equivalents	47,918	11,371

	Three Months Ended
	July 31,
	2023	2022

Cash and cash equivalents, beginning of period	41,732	22,325

Cash and cash equivalents, end of period	$89,650	$33,696

Supplemental cash flow information:
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable at period end	$—	$76

Cash paid during the period for:
Interest	$3,839	$3,864
Income taxes	$14,486	$642

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2024 ("fiscal 2024"). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2023 ("fiscal 2023") filed with the U.S. Securities and Exchange Commission ("SEC").

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

In accordance with accounting standards, when evaluating goodwill, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that it is more likely than not that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down by the amount that the carrying value exceeds the fair value of the reporting unit. There were no impairment charges related to goodwill for the three-month periods ended July 31, 2023 and 2022.

Intangible assets consist of customer relationship intangibles. The Company amortizes the cost of intangible assets over their estimated useful lives, six years, unless such lives are deemed indefinite. The Company reviews its intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges related to intangible assets for the three-month periods ended July 31, 2023 and 2022.

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

Note B--New Accounting Pronouncements

There are no relevant recently issued accounting pronouncements that would materially impact the Company’s condensed consolidated financial statements and related disclosures.

Note C--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended
	July 31,
(in thousands, except per share amounts)	2023	2022
Numerator used in basic and diluted net earnings
per common share:
Net income	$37,850	$20,070
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	16,490	16,584
Effect of dilutive securities:
Stock options and restricted stock units	99	36
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	16,589	16,620
Net earnings per share
Basic	$2.30	$1.21
Diluted	$2.28	$1.21

There were no potentially dilutive securities for the three-month periods ended July 31, 2023 and 2022, which were excluded from the calculation of net earnings per diluted share.

Note D--Stock-Based Compensation

The Company has various stock-based compensation plans. During the three months ended July 31, 2023, the Board of Directors of the Company approved grants of service-based restricted stock units ("RSUs") and performance-based RSUs to key employees. The performance-based RSUs totaled 124,282 units and the service-based RSUs totaled 66,968 units. The performance-based RSUs entitle the recipients to receive one share of the Company's common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest. The service-based RSUs entitle the recipients to receive one share of the Company's common stock per unit granted if they remain continuously employed with the Company until the units vest. Prior to June 2023, all of the Company's RSUs granted to employees cliff-vest three years from the grant date. Beginning in June 2023, service-based RSUs granted to employees vest one-third on each of the first, second and third anniversaries of the grant date.

For the three-month periods ended July 31, 2023 and 2022, stock-based compensation expense was allocated as follows:

	Three Months Ended
	July 31,
(in thousands)	2023	2022
Cost of sales and distribution	$578	$438
Selling and marketing expenses	608	498
General and administrative expenses	1,061	699
Stock-based compensation expense	$2,247	$1,635

During the three months ended July 31, 2023, the Company also approved grants of 12,199 cash-settled performance-based restricted stock tracking units ("RSTUs") and 6,571 cash-settled service-based RSTUs for more junior level employees. Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of one share of the Company's common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest. The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of one share of the Company's common stock as of the payment date if they remain continuously employed with the Company until the units vest. Prior to June 2023, all of the Company's RSTUs granted to employees cliff-vest three years from the grant date. Beginning in June 2023, service-based RSTUs granted to employees vest one-third on each of the first, second and third anniversaries of the grant date. The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value. The expense recognized for the three-month periods ended July 31, 2023 and 2022, and the liability as of July 31, 2023 and April 30, 2023, related to RSTUs is not significant.

Note E--Customer Receivables

The components of customer receivables were:

	July 31,	April 30,
(in thousands)	2023	2023
Gross customer receivables	$128,833	$130,655
Less:
Allowance for doubtful accounts	(618)	(449)
Allowance for returns and discounts	(10,452)	(11,043)

Net customer receivables	$117,763	$119,163

Note F--Inventories

The components of inventories were:

	July 31,	April 30,
(in thousands)	2023	2023
Raw materials	$70,403	$80,953
Work-in-process	45,639	49,064
Finished goods	51,497	60,682

Total inventories	$167,539	$190,699

Note G--Property, Plant and Equipment

The components of property, plant and equipment were:

	July 31,	April 30,
(in thousands)	2023	2023
Land	$4,475	$4,475
Buildings and improvements	123,186	121,903
Buildings and improvements - finance leases	11,164	11,164
Machinery and equipment	334,553	331,146
Machinery and equipment - finance leases	29,680	29,869
Software	29,510	29,322
Construction in progress	53,287	45,710
Total property, plant and equipment	585,855	573,589
Less accumulated amortization and depreciation	(362,045)	(354,174)

Property, plant and equipment, net	$223,810	$219,415

Amortization and depreciation expense on property, plant and equipment amounted to $9.6 million and $9.7 million for the three months ended July 31, 2023 and 2022, respectively. Accumulated amortization on finance leases included in the above table amounted to $31.9 million and $31.9 million as of July 31, 2023 and April 30, 2023, respectively.

Note H--Intangibles

The components of customer relationship intangibles were:

	July 31,	April 30,
(in thousands)	2023	2023
Customer relationship intangibles	$274,000	$274,000
Less accumulated amortization	(254,972)	(243,556)

Total	$19,028	$30,444

Customer relationship intangibles are amortized over the estimated useful lives on a straight-line basis over six years. Amortization expense for the three-month periods ended July 31, 2023 and 2022 was $11.4 million and $11.4 million, respectively.

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

The following is a reconciliation of the Company's warranty liability, which is included in other accrued expenses on the unaudited condensed consolidated balance sheets:

	Three Months Ended
	July 31,
(in thousands)	2023	2022
Beginning balance at May 1	$8,014	$6,878
Accrual	5,108	9,095
Settlements	(5,521)	(8,109)

Ending balance at July 31	$7,601	$7,864

Note J--Fair Value Measurements

The Company utilizes the hierarchy of fair value measurements to classify certain of its assets and liabilities based upon the following definitions:
Level 1- Investments with quoted prices in active markets for identical assets or liabilities. The Company's cash equivalents are invested in money market funds, mutual funds, and certificates of deposit. The Company's mutual fund investment assets represent contributions made and invested on behalf of the Company's former executive officers in a supplementary employee retirement plan.

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

The Company's financial instruments include cash and equivalents, marketable securities, and other investments; accounts receivable and accounts payable; interest rate swap and foreign exchange forward contracts; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt on the condensed consolidated balance sheets approximate their fair value due to the short maturities of these items. The interest rate swap and foreign exchange forward contracts were marked to market and therefore represent fair value. The fair values of these contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The following table summarizes the fair value of assets that are recorded in the Company's consolidated financial statements as of July 31, 2023 and April 30, 2023 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of July 31, 2023
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$199	$—	$—
Interest rate swap contracts	—	15,128	—
Foreign exchange forward contracts	—	1,015	—
Total assets at fair value	$199	$16,143	$—

	As of April 30, 2023
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$191	$—	$—
Interest rate swap contracts	—	13,885	—
Total assets at fair value	$191	$13,885	$—

There were no transfers between Level 1, Level 2, or Level 3 for assets measured at fair value on a recurring basis.

Note K--Loans Payable and Long-Term Debt

On April 22, 2021, the Company amended and restated its prior credit agreement and on January 17, 2023 the Company entered into an amendment of such agreement to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate ("SOFR"), effective January 31, 2023. The amended and restated credit agreement (the "A&R Credit Agreement") provides for a $500 million revolving loan facility with a $50 million sub-facility for the issuance of letters of credit (the "Revolving Facility") and a $250 million term loan facility (the "Term Loan Facility"). Also on April 22, 2021, the Company borrowed the entire $250 million under the Term Loan Facility and approximately $264 million under the Revolving Facility to fund, in part, the repayment in full of the amounts then outstanding under its prior credit agreement and the redemption of $350 million in aggregate principal amount of 4.875% Senior Notes due 2026 (the Senior Notes). The Company is required to repay the Term Loan Facility in specified quarterly installments, which have been prepaid through April 30, 2025. The Revolving Facility and Term Loan Facility mature on April 22, 2026.

As of July 31, 2023 and April 30, 2023, $206.3 million and $206.3 million, respectively, was outstanding on the Term Loan Facility. As of July 31, 2023 and April 30, 2023, $163.8 million and $163.8 million, respectively, was outstanding under the Revolving Facility.

Outstanding letters of credit under the Revolving Facility were $13.0 million as of July 31, 2023, leaving approximately $323.2 million in available capacity under the Revolving Facility as of July 31, 2023. The outstanding balances noted above approximate fair value as the facilities have a floating interest rate.

Amounts outstanding under the Term Loan Facility and the Revolving Facility bear interest based on a fluctuating rate measured by reference to either, at the Company's option, a base rate plus an applicable margin or SOFR plus 10 basis points plus an applicable margin, with the applicable margin being determined by reference to the Company's then-current "Secured Net Leverage Ratio." The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company's then-current "Secured Net Leverage Ratio." In addition, a letter of credit fee accrues on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on SOFR loans, payable quarterly in arrears. As of July 31, 2023, the applicable margin with respect to base rate loans and SOFR loans was 0.0% and 1.0%, respectively, and the commitment fee was 0.1%.

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

As of July 31, 2023, the Company was in compliance with all covenants included in the A&R Credit Agreement.

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

For the three-month periods ended July 31, 2023 and 2022, unrealized gains (losses), net of deferred taxes, of $2.7 million and $(1.1) million, respectively, were recorded in other comprehensive income, and $1.8 million and $0.2 million, respectively, of realized gains (losses) were reclassified out of accumulated other comprehensive income (loss) to interest expense, net due to interest received from and payments made to the swap counterparties. As of July 31, 2023, the Company anticipates reclassifying approximately $9.3 million of net hedging gains from accumulated other comprehensive income into earnings during the next 12 months to offset the variability of the hedged items during this period.

The fair value of the derivative instruments are included in other assets on the condensed consolidated balance sheets.

Foreign Exchange Forward Contracts

At July 31, 2023, the Company held forward contracts maturing from August 2023 to April 2024 to purchase 334.0 million Mexican pesos at an exchange rate of 18.91 Mexican pesos to one U.S. dollar. Additionally, the Company entered into a contingent forward contract with maturities from May 2024 to April 2025 to purchase 660.0 million Mexican pesos at an exchange rate of 18.91 Mexican pesos to one U.S. dollar. This contingent forward contract gives the bank the option to cancel these forward contracts in April 2024. An asset of $1.0 million is recorded in prepaid expense and other on the condensed consolidated balance sheet.

Note M--Income Taxes

The effective income tax rates for the three-month period ended July 31, 2023 was 21.9% compared with 25.0% in the comparable period in the prior fiscal year. The effective rates were higher than the 21.0% U.S. statutory rate for all periods presented primarily due to state income taxes. The effective rate for the period ended July 31, 2023 was lower than the comparable period in the prior fiscal year primarily due to a favorable increase in federal tax credits for prior periods and stock compensation deductions booked in the current quarter.

Note N--Revenue Recognition

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing, and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the three months ended July 31, 2023 and 2022:

	Three Months Ended
	July 31,
(in thousands)	2023	2022
Home center retailers	$210,460	$241,318
Builders	203,375	217,236
Independent dealers and distributors	84,420	84,339
Net Sales	$498,255	$542,893

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

As of July 31, 2023, the Company's two largest customers, Customers A and B, represented 31.5% and 23.4% of the Company's gross customer receivables, respectively. As of July 31, 2022, Customers A and B represented 33.6% and 17.2% of the Company's gross customer receivables, respectively.

The following table summarizes the percentage of net sales attributable to the Company's two largest customers for the three months ended July 31, 2023 and 2022:

	Three Months Ended
	July 31,
	2023	2022
Customer A	28.2%	30.3%
Customer B	14.0%	14.2%

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

Except as described below, the Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims that were deemed to be either probable or reasonably possible was not material as of July 31, 2023.

Antidumping and Countervailing Duties Investigation

In February 2020, a conglomeration of domestic manufacturers filed a scope and circumvention petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of hardwood plywood assembled in Vietnam using cores sourced from China. In July 2022, the DOC issued a Preliminary Scope Determination and Affirmative Preliminary Determination of Circumvention of the Antidumping and Countervailing Duty Orders (“Preliminary Determination”). In July 2023, the DOC issued a Final Determination of Circumvention of the Antidumping and Countervailing Duty Orders (“Final Determination”).

Included in the Final Determination is a list of Vietnamese suppliers not eligible for certification. AD and CVD cash deposits of 206% are required for imports from the Vietnamese suppliers not eligible for certification. Many of the Vietnamese suppliers appealed their inclusion on the ineligible for certification list in the Preliminary Determination. Because two of the Company’s primary Vietnamese plywood vendors remained on the ineligible for certification list in the Final Determination, the Company recorded a loss on unliquidated customs entries as of Final Determination in July 2023. The loss recorded in the first quarter of fiscal 2024 was $4.9 million, or $3.7 million net of tax. Through the first fiscal quarter of 2024, the Company has remitted deposits of $3.8 million pursuant to the Preliminary Determination. Based on the evidence provided from the Vietnamese suppliers, the specific characteristics of the product imported and other relevant matters, the Company intends to vigorously appeal the Final Determination that it is subject to these duties and believes that any deposits made will ultimately be refunded upon settlement of the appeals. Our last order was placed with these vendors in June 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes, both of which are included in Part I, Item 1 of this report. The Company's critical accounting policies are included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2023.

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
•negative developments in the macro-economic factors that impact our performance such as the U.S. housing market, mortgage interest rates, general economy, unemployment rates, and consumer sentiment and the impact of such developments on our and our customers' business, operations, and access to financing;
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

Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report, including elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and also in the Company's most recent Annual Report on Form 10-K for the fiscal year ended April 30, 2023, filed with the SEC, including under Item 1A, "Risk Factors," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk." While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a material adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes in this report speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Overview

American Woodmark Corporation manufactures and distributes kitchen, bath, and home organization products for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors. As of July 31, 2023, the Company operated 17 manufacturing facilities in the United States and Mexico, eight primary service centers, and one distribution center located throughout the United States.

The three-month period ended July 31, 2023 was the Company's first quarter of its fiscal year that ends on April 30, 2024 ("fiscal 2024").

Financial Overview

The Company was impacted by the following macro-economic trends during the first quarter of fiscal 2024:

•The median price per existing home sold declined during the second calendar quarter of 2023 compared to the same period one year ago by 2.1% according to data provided by the National Association of Realtors, and existing home sales decreased 20.8% during the second calendar quarter of 2023 compared to the same period in the prior year;
•The unemployment rate remained flat at 3.5% as of July 2023 compared to 3.5% as of July 2022, and increased slightly from 3.4% in April 2023, according to data provided by the U.S. Department of Labor;
•Mortgage interest rates increased with a thirty-year fixed mortgage rate of approximately 6.8% in July 2023, an increase of approximately 151 basis points compared to the same period in the prior year, according to Freddie Mac;
•Consumer sentiment as tracked by Thomson Reuters/University of Michigan increased from 51.5 in July 2022 to 71.6 in July 2023; and
•The inflation rate as of July 2023 was 3.2%, compared to 8.5% in July 2022 and 4.9% in April 2023 according to data provided by the U.S. Department of Labor.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, home owner equity, and housing affordability.

The Company's total net sales decreased 8.2% during the first quarter of fiscal 2024 compared to the same prior year period.

The Company earned net income of $37.9 million for the first quarter of fiscal 2024, compared with a net income of $20.1 million in the same period of the prior year.

Results of Operations

	Three Months Ended
	July 31,
(in thousands)	2023	2022	Percent Change

Net sales	$498,255	$542,893	(8.2)%
Gross profit	$109,609	$86,747	26.4%
Selling and marketing expenses	$24,360	$25,766	(5.5)%
General and administrative expenses	$35,594	$30,180	17.9%

Net Sales. Net sales were $498.3 million for the first quarter of fiscal 2024, a decrease of $44.6 million or 8.2% compared to the same period of fiscal 2023. The Company's remodeling sales, which consist of our independent dealer and distributor channel sales and home center retail sales, decreased 9.5% during the first quarter of fiscal 2024 compared to the same prior year period. Our independent dealer and distributor channel remained flat during the first quarter of fiscal 2024 compared to the comparable prior year period. Our home center channel decreased by 12.8% during the first quarter of fiscal 2024 compared to the comparable prior year period. Demand trends have slowed for our made-to-order and stock kitchen business due to lower in-store traffic rates and consumers are choosing smaller sized projects.

Builder sales decreased 6.4% in the first quarter of fiscal 2024, compared to the same period of fiscal 2023. The Company believes that fluctuations in single-family housing starts are the best indicator of new construction cabinet activity. Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts decreased 21.6% during the first quarter of fiscal 2024 over the comparable prior year period, according to the U.S. Department of Commerce. In comparison, housing completions decreased 0.9% during the first quarter of fiscal 2024 over the comparable prior year period, according to the U.S. Department of Commerce.

Gross Profit. Gross profit margin for the first quarter of fiscal 2024 was 22.0% compared with 16.0% for the same period of fiscal 2023, representing a 600 basis point improvement. Gross profit margin in the first quarter of the current fiscal year was positively impacted by operational improvements in our manufacturing facilities and stability in the supply chain, partially offset by a $4.9 million pre-tax charge related to the plywood case.

Selling and Marketing Expenses. Selling and marketing expenses decreased by $1.4 million or 5.5% during the first quarter of fiscal 2024 compared to the same period of the prior year. Selling and marketing expenses were 4.9% of net sales in the first quarter of fiscal 2024, compared with 4.7% for the same period of fiscal 2023. The decrease in selling and marketing expenses was due to lower outside services spend.

General and Administrative Expenses. General and administrative expenses increased by $5.4 million or 17.9%. General and administrative expenses were 7.1% of net sales in the first quarter of fiscal 2024, compared with 5.6% of net sales in the first quarter of fiscal 2023. The increase in general and administrative expenses as a percentage of net sales during the first quarter of fiscal 2024 was driven primarily by higher employee incentive costs.

Effective Income Tax Rates. The effective income tax rates for the three-month period ended July 31, 2023 was 21.9% compared with 25.0% in the comparable period in the prior fiscal year. The effective rate was higher than the 21.0% U.S. statutory rate for the three-month period ended July 31, 2023 primarily due to state income taxes. The effective rate for the period ended July 31, 2023 was lower than the comparable period in the prior fiscal year primarily due to a favorable increase in federal tax credits for prior periods and stock compensation deductions booked in the current quarter.

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

We define EBITDA as net income (loss) adjusted to exclude (1) income tax expense (benefit), (2) interest expense, net, (3) depreciation and amortization expense, (4) amortization of customer relationship intangibles and trademarks. We define Adjusted EBITDA as EBITDA adjusted to exclude (1) expenses related to the acquisition of RSI Home Products, Inc. ("RSI acquisition") and the subsequent restructuring charges that the Company incurred related to the acquisition, (2) non-recurring restructuring charges, (3) net gain/loss on debt forgiveness and modification, (4) stock-based compensation expense, (5) gain/loss on asset disposals, (6) change in fair value of foreign exchange forward contracts, and (7) pension settlement charges. We believe Adjusted EBITDA, when presented in conjunction with comparable GAAP measures, is useful for investors because management uses Adjusted EBITDA in evaluating the performance of our business.

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

Reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin
	Three Months Ended
	July 31,
(in thousands)	2023	2022

Net income (GAAP)	$37,850	$20,070
Add back:
Income tax expense (benefit)	10,615	6,691
Interest expense, net	2,437	4,053
Depreciation and amortization expense	11,745	12,430
Amortization of customer relationship intangibles	11,417	11,417
EBITDA (Non-GAAP)	74,064	54,661
Add back:
Acquisition and restructuring related expenses (1)	20	20
Non-recurring restructuring charges (2)	(172)	—
Pension settlement, net	—	(239)
Change in fair value of foreign exchange forward contracts (3)	(1,015)	238
Stock-based compensation expense	2,247	1,635
Loss on asset disposal	7	177
Adjusted EBITDA (Non-GAAP)	75,151	56,492

Net Sales	$498,255	$542,893
Net income margin (GAAP)	7.6%	3.7%
Adjusted EBITDA margin (Non-GAAP)	15.1%	10.4%
(1) Acquisition and restructuring related expenses are comprised of expenses related to the RSI acquisition and the subsequent restructuring charges that the Company incurred related to the acquisition.
(2) Non-recurring restructuring charges are comprised of expenses incurred related to the nationwide reduction-in-force implemented in the third and fourth quarters of fiscal 2023.
(3) In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange rates. The Company manages these risks through the use of foreign exchange forward contracts. The changes in the fair value of the forward contracts are recorded in other (income) expense, net in the operating results.

A reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin as projected for fiscal 2024 is not provided because we do not forecast net income (loss) as we cannot, without unreasonable effort, estimate or predict with certainty various components of net income (loss).

Adjusted EBITDA. Adjusted EBITDA for the first quarter of fiscal 2024 was $75.2 million or 15.1% of net sales compared to $56.5 million or 10.4% of net sales for the same quarter of the prior fiscal year. The increase in Adjusted EBITDA for the first quarter of fiscal 2024 is primarily due to increased net income due to pricing better matching inflationary impacts, mix and improved efficiencies in the manufacturing platforms, as our operations team continues to drive excellence in our plants. This was partially offset by a $4.9 million pre-tax charge related to the plywood case.

Reconciliation of Net Income to Adjusted Net Income
	Three Months Ended
	July 31,
(in thousands, except share data)	2023	2022

Net income (GAAP)	$37,850	$20,070
Add back:
Acquisition and restructuring related expenses	20	20
Non-recurring restructuring charges	(172)	—
Pension settlement, net	—	(239)
Amortization of customer relationship intangibles	11,417	11,417
Tax benefit of add backs	(2,940)	(2,900)
Adjusted net income (Non-GAAP)	$46,175	$28,368

Weighted average diluted shares (GAAP)	16,589,481	16,619,916

EPS per diluted share (GAAP)	$2.28	$1.21
Adjusted EPS per diluted share (Non-GAAP)	$2.78	$1.71

Outlook.  Shifting our focus to the remainder of fiscal year 2024, we hold our expectations on a low-double digit decline in net sales versus fiscal year 2023. We are increasing our Adjusted EBITDA expectation by $20 million to a range of $225 million to $245 million for fiscal 2024 (which includes the now completed first quarter). The change in net sales and Adjusted EBITDA is highly dependent upon overall industry, economic growth trends, material constraints, labor impacts, interest rates and consumer behaviors. Adjusted EBITDA will also be impacted by one-time start-up costs for our plant expansions in Monterrey, Mexico and Hamlet, North Carolina, which are expected to occur in the second half of fiscal 2024.

We will continue our investment back into the business by focusing on the plant expansions in Monterrey, Mexico and Hamlet, North Carolina, continuing our digital transformation path with investments in Oracle and Salesforce, and investing in automation. We are choosing to make these additional investments into our core business in an effort to improve sales and enhance our margins in the future.

During the first quarter of fiscal 2024, we repurchased $22.1 million of the Company's common shares. We will continue to be opportunistic in our share repurchasing. Lastly, we have our debt position at a leverage ratio we wanted to achieve and will be deprioritizing paying down debt in fiscal 2024.

Additional risks and uncertainties that could affect the Company's results of operations and financial condition are discussed elsewhere in this report, including under "Forward-Looking Statements," and elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023, including under Item 1A. "Risk Factors," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $89.7 million at July 31, 2023, representing a $47.9 million increase from its April 30, 2023 levels primarily due to $86.7 million cash provided by operations in the first three months of fiscal 2024 compared with cash used by operations of $37.3 million in the same period of the prior year, $13.8 million in payments to acquire property, plant, and equipment, and $22.1 million of stock repurchases. The increase in the Company's cash from operating activities was driven primarily by an increase in net income and cash inflows from customer receivables, net, inventories, accrued marketing expenses and prepaid expenses and other assets, partially offset by cash outflows from accrued compensation and related expenses, income taxes, accounts payable and other accrued expenses. At July 31, 2023, total long-term debt (including current maturities) was $371.5 million. The Company's ratio of long-term debt to total capital was 29.2% at July 31, 2023, compared with 29.7% at April 30, 2023.

The Company's main source of liquidity is its cash and cash equivalents on hand and generally cash generated from its operating activities. The Company can also borrow amounts under the Revolving Facility.

On April 22, 2021, the Company amended and restated its prior credit agreement and on January 17, 2023 the Company entered into an amendment of such agreement to transition the applicable interest rate from LIBOR to SOFR, effective January 31, 2023. The amended and restated credit agreement (the "A&R Credit Agreement") provides for a $500 million revolving loan facility with a$50 sub-facility for the issuance of letters of credit (the "Revolving Facility") and a $250 million term loan facility (the "Term Loan Facility"). Also on April 22, 2021, the Company borrowed the entire $250 million under the Term Loan Facility and approximately $264 million under the Revolving Facility to fund, in part, the repayment in full of the amounts then outstanding under its prior credit agreement and the complete redemption of its 4.875% Senior Notes due 2026. The Company is required to repay the Term Loan Facility in specified quarterly installments. The Revolving Facility and Term Loan Facility mature on April 22, 2026. Approximately $323.2 million was available under the Revolving Facility as of July 31, 2023.

The A&R Credit Agreement includes certain financial covenants that require the Company to maintain (i) a "Consolidated Interest Coverage Ratio" of no less than 2.00 to 1.00 and (ii) a "Total Net Leverage Ratio" of no greater than 4.00 to 1.00, subject, in each case, to certain limited exceptions.

The A&R Credit Agreement includes certain additional covenants, including negative covenants that restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create additional liens on its assets, make certain investments, dispose of its assets or engage in a merger or other similar transaction or engage in transactions with affiliates, subject, in each case, to the various exceptions and conditions described in the A&R Credit Agreement. The negative covenants further restrict the ability of the Company and certain of its subsidiaries to make certain restricted payments, including, in the case of the Company, the payment of dividends and the repurchase of common stock, in certain limited circumstances. See Note K — Loans Payable and Long-Term Debt for a discussion of interest rates under the A&R Credit Agreement and our compliance with the covenants in the A&R Credit Agreement. We expect to remain in compliance with each of the covenants under the A&R Credit Agreement during fiscal 2024.

As of July 31, 2023 and April 30, 2023, the Company had no off-balance sheet arrangements.

The Company's investing activities primarily consist of investment in property, plant and equipment and promotional displays. Net cash used for investing activities was $14.2 million in the first three months of fiscal 2024, compared with $4.6 million in the comparable period of fiscal 2023.

During the first three months of fiscal 2024, net cash used by financing activities was $24.6 million, compared with $21.4 million in the comparable period of the prior fiscal year. The increase in cash used during the first three months of fiscal 2024 was primarily driven by $22.1 million of common stock repurchases, offset by a decrease in net debt repayments of $0.6 million during the first three months of fiscal 2024 compared to $20.6 million of net debt repayments in the same period of the prior fiscal year.

On May 25, 2021, the Company's Board of Directors (the "Board") authorized a stock repurchase program of up to $100 million of the Company's common shares. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the A&R Credit Agreement, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management generally expects to fund any share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. The Company repurchased $22.1 million of its common shares during the first quarter of fiscal 2024. As of July 31, 2023, $52.9 million of funds remained available from the amounts authorized by the Board to repurchase the Company's common stock.

Cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations and fund capital expenditures for the remainder of fiscal 2024.

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

Critical Accounting Policies

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to the Company's critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The costs of the Company's products are subject to inflationary pressures and commodity price fluctuations. The Company has generally been able, over time, to recover the effects of inflation and commodity price fluctuations through sales price increases although there may be a lag in the recovery.

The A&R Credit Agreement includes a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of July 31, 2023 would increase our annual interest expense by approximately $1.7 million. See Note K — Loans Payable and Long-Term Debt for further discussion.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 31, 2023. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended July 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

Risk factors that may affect the Company's business, results of operations and financial condition are described in Part I, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2023 and there have been no material changes from the risk factors disclosed. Additional risks are discussed elsewhere in this report, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Forward-Looking Statements" and "Outlook."

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details share repurchases made by the Company during the first quarter of fiscal 2024:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (000)
	(1)	Per Share	Programs	(1)
May 1 - 31, 2023	—	N/A	—	$75,000
June 1 - 30, 2023	328,295	$67.383	328,295	$52,872
July 1 - 31, 2023	—	N/A	—	$52,872
Quarter ended July 31, 2023	328,295	$67.383	328,295	$52,872

(1) Under a stock repurchase authorization approved by its Board on May 25, 2021, the Company was authorized to purchase up to $100 million of the Company's common shares. Management funded these share repurchases using available cash and cash generated from operations. Repurchased shares became authorized but unissued common shares. At July 31, 2023, $52.9 million of funds remained from the amounts authorized by the Board to repurchase the Company's common shares. The Company purchased a total of 328,295 common shares, for an aggregate purchase price of $22.1 million, during the first quarter of fiscal 2024 under the authorization pursuant to a repurchase plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended July 31, 2023, none of the Company’s directors or executive officers adopted, terminated or modified a "Rule 10b5-1 trading agreement" or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Compensatory Arrangements of Certain Officers

On August 24, 2023, the Company held its 2023 Annual Meeting of Shareholders, at which the Company’s shareholders approved the American Woodmark Corporation 2023 Stock Incentive Plan (the “2023 Stock Incentive Plan”). For a description of the terms and conditions of the 2023 Stock Incentive Plan, see “Item 3: Approval of American Woodmark Corporation 2023 Stock Incentive Plan” in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on June 27, 2023 (the “Proxy Statement”), which description is incorporated herein by reference. Such description is qualified in its entirety by reference to the 2023 Stock Incentive Plan, a copy of which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of American Woodmark Corporation held on August 24, 2023, the holders of 15,222,152 of the 16,376,579 shares of the Company's common stock outstanding voted on one or more matters either in person at the meeting or by duly executed and delivered proxies. The shareholders approved the items outlined in the Company's Proxy Statement that was sent to shareholders and filed with the SEC in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

The following items were approved at the Company's Annual Meeting:

	Votes	Votes	Broker
	"FOR"	"WITHHELD"	"NON-VOTES"

1. Election of the Board of Directors:
Latasha M. Akoma	14,681,787	77,773	462,592
Andrew B. Cogan	14,396,854	362,706	462,592
M. Scott Culbreth	14,410,510	349,050	462,592
James G. Davis, Jr.	13,368,523	1,391,037	462,592
Daniel T. Hendrix	14,235,342	524,218	462,592
David A. Rodriguez	14,372,911	386,649	462,592
Vance W. Tang	14,063,132	696,428	462,592
Emily C. Videtto	14,378,090	381,470	462,592

	Votes	Votes	Votes	Broker
	"FOR"	"AGAINST"	"ABSTAINED"	"NON-VOTES"

2. Ratification of Selection of Independent Registered Public Accounting Firm	15,197,431	21,532	3,189	—

3. Vote to Approve the American Woodmark Corporation 2023 Stock Incentive Plan	14,130,894	571,931	56,735	462,592

4. Advisory Vote to Approve Executive Compensation	14,384,144	338,777	36,639	462,592

	Votes for	Votes for	Votes for	Votes	Broker
	"1 YEAR"	"2 YEARS"	"3 YEARS"	"ABSTAINED"	"NON-VOTES"

5. Advisory Vote of Frequency of Future Advisory Votes to Approve Executive Compensation	13,286,237	74,694	1,347,552	51,077	462,592

Consistent with the shareholder vote and the recommendation of the Company’s Board of Directors, the Company will hold a shareholder advisory vote on the compensation of the Company’s named executive officers annually until the next vote on the frequency of such advisory vote.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended July 31, 2004; Commission File No. 000-14798).

3.2	Bylaws – as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K as filed on May 25, 2023; Commission File No. 000-14798).

10.1	American Woodmark 2023 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed by the Registrant on June 27, 2023).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

101
Interactive Data File for the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2023 formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

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

Date: August 29, 2023
Signing on behalf of the registrant and
as principal financial and accounting officer