Form 10-Q
period 2023-10-31
AMERICAN WOODMARK CORP
filed 2023-11-30
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
or
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

As of November 29, 2023, 16,026,398 shares of the Registrant's Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	October 31, 2023	April 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$96,381	$41,732
Customer receivables, net	120,742	119,163
Inventories	162,062	190,699
Prepaid expenses and other	22,880	16,661
Total current assets	402,065	368,255

Property, plant and equipment, net	235,172	219,415
Operating lease right-of-use assets	94,601	99,526
Customer relationship intangibles, net	7,611	30,444
Goodwill	767,612	767,612
Promotional displays, net	4,594	6,970
Deferred income taxes	1,470	1,469
Other assets	20,980	25,107
TOTAL ASSETS	$1,534,105	$1,518,798

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$59,352	$63,915
Current maturities of long-term debt	2,269	2,263
Short-term lease liability - operating	25,775	24,778
Accrued compensation and related expenses	53,078	49,953
Accrued marketing expenses	17,963	12,528
Other accrued expenses	23,052	24,687
Total current liabilities	181,489	178,124

Long-term debt, less current maturities	370,930	369,396
Deferred income taxes	7,275	11,930
Long-term lease liability - operating	74,995	81,370
Other long-term liabilities	3,836	4,190

Shareholders' equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at October 31, 2023: 16,026,398; at April 30, 2023: 16,635,295	362,057	370,259
Retained earnings	523,223	493,157
Accumulated other comprehensive income	10,300	10,372
Total shareholders' equity	895,580	873,788
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,534,105	$1,518,798
See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2023	2022	2023	2022

Net sales	$473,867	$561,499	$972,122	$1,104,392
Cost of sales and distribution	370,708	462,765	759,354	918,911
Gross Profit	103,159	98,734	212,768	185,481

Selling and marketing expenses	22,685	24,651	47,045	50,417
General and administrative expenses	35,036	32,101	70,630	62,281
Restructuring charges, net	(26)	—	(198)	—
Operating Income	45,464	41,982	95,291	72,783

Interest expense, net	1,953	4,422	4,390	8,475
Pension settlement, net	—	(6)	—	(245)
Other expense (income), net	3,050	(897)	1,975	(671)
Income Before Income Taxes	40,461	38,463	88,926	65,224

Income tax expense	10,120	9,679	20,735	16,370

Net Income	$30,341	$28,784	$68,191	$48,854

Weighted Average Shares Outstanding
Basic	16,322,069	16,614,677	16,406,239	16,599,136
Diluted	16,420,760	16,657,454	16,505,266	16,638,741

Net earnings per share
Basic	$1.86	$1.73	$4.16	$2.94
Diluted	$1.85	$1.73	$4.13	$2.94

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2023	2022	2023	2022

Net income	$30,341	$28,784	$68,191	$48,854

Other comprehensive income, net of tax:
Change in Cash flow hedges (swap), net of deferred taxes (benefit) of $(335) and $1,783, and $(24) and $1,350 for the three- and six-months ended October 31, 2023 and 2022, respectively	(986)	5,265	(72)	3,987

Total Comprehensive Income	$29,355	$34,049	$68,119	$52,841

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	(LOSS)/INCOME	EQUITY
Balance, April 30, 2022	16,570,619	$363,224	$399,434	$10,225	$772,883

Net income	—	—	20,070	—	20,070
Other comprehensive income,
net of tax	—	—	—	(1,278)	(1,278)
Stock-based compensation	—	1,635	—	—	1,635
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	25,908	(772)	—	—	(772)
Balance, July 31, 2022	16,596,527	$364,087	$419,504	$8,947	$792,538

Net income	—	—	28,784	—	28,784
Other comprehensive income,
net of tax	—	—	—	5,265	5,265
Stock-based compensation	—	1,754	—	—	1,754
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	8,200	—	—	—	—
Employee benefit plan
contributions	17,100	838	—	—	838
Balance, October 31, 2022	16,621,827	$366,679	$448,288	$14,212	$829,179

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	(LOSS)/INCOME	EQUITY

Balance, April 30, 2023	16,635,295	$370,259	$493,157	$10,372	$873,788

Net income	—	—	37,850	—	37,850
Other comprehensive income,
net of tax	—	—	—	914	914
Stock-based compensation	—	2,247	—	—	2,247
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	55,092	(1,830)	—	—	(1,830)
Stock repurchases	(328,295)	(6,565)	(15,715)	—	(22,280)
Employee benefit plan
contributions	50,786	3,676	—	—	3,676
Balance, July 31, 2023	16,412,878	$367,787	$515,292	$11,286	$894,365

Net income	—	—	30,341	—	30,341
Other comprehensive income,
net of tax	—	—	—	(986)	(986)
Stock-based compensation	—	2,155	—	—	2,155
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	7,740	—	—	—	—
Stock repurchases	(394,220)	(7,885)	(22,410)	—	(30,295)
Balance, October 31, 2023	16,026,398	$362,057	$523,223	$10,300	$895,580

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	October 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$68,191	$48,854
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	46,226	47,598
Net loss on disposal of property, plant and equipment	1,593	214
Reduction in the carrying amount of operating lease right-of-use assets	14,401	13,455
Amortization of debt issuance costs	423	432
Unrealized (gain) loss on foreign exchange forward contracts	2,101	(580)
Stock-based compensation expense	4,402	3,389
Deferred income taxes	(4,649)	(5,237)
Pension settlement, net	—	(245)
Contributions of employer stock to employee benefit plan	3,676	838
Other non-cash items	574	3,552
Changes in operating assets and liabilities:
Customer receivables	(1,901)	1,078
Income taxes	(6,412)	(1,258)
Inventories	27,649	(27,747)
Prepaid expenses and other assets	(55)	(9,211)
Accounts payable	(5,763)	(26,048)
Accrued compensation and related expenses	3,154	13,996
Operating lease liabilities	(14,854)	(13,490)
Marketing and other accrued expenses	4,966	5,836
Net cash provided by operating activities	143,722	55,426

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(33,309)	(9,535)
Proceeds from sales of property, plant and equipment	5	21
Investment in promotional displays	(533)	(1,452)
Net cash used by investing activities	(33,837)	(10,966)

FINANCING ACTIVITIES
Payments of long-term debt	(1,278)	(21,178)
Repurchase of common stock	(52,128)	—
Withholding of employee taxes related to stock-based compensation	(1,830)	(773)
Net cash used by financing activities	(55,236)	(21,951)

Net increase in cash and cash equivalents	54,649	22,509

	Six Months Ended
	October 31,
	2023	2022

Cash and cash equivalents, beginning of period	41,732	22,325

Cash and cash equivalents, end of period	$96,381	$44,834

Supplemental cash flow information:
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable at period end	$1,200	$247

Cash paid during the period for:
Interest	$7,603	$8,508
Income taxes	$31,711	$13,362

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2024 ("fiscal 2024"). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2023 ("fiscal 2023") filed with the U.S. Securities and Exchange Commission ("SEC").

Goodwill and Intangible Assets: Goodwill represents the excess of purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company will perform the annual assessment on the first day of the fourth quarter unless an indicator of impairment exists prior to the annual date and the Company determines it is more likely than not that the fair value of the goodwill is below its book value.

In accordance with accounting standards, when evaluating goodwill, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that it is more likely than not that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down by the amount that the carrying value exceeds the fair value of the reporting unit. There were no impairment charges related to goodwill for the three- and six-month periods ended October 31, 2023 and 2022.

Intangible assets consist of customer relationship intangibles. The Company amortizes the cost of intangible assets over their estimated useful lives, six years, unless such lives are deemed indefinite. The Company reviews its intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges related to intangible assets for the three- and six-month periods ended October 31, 2023 and 2022.

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

The Company also manages risks through the use of foreign exchange forward contracts. The Company recognizes its outstanding forward contracts in the condensed consolidated balance sheets at their fair values. The Company does not designate the forward contracts as accounting hedges. The changes in the fair value of the forward contracts are recorded in other expense (income), net in the condensed consolidated statements of income.

Reclassifications: Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Note B--New Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2023-06 "Disclosure Improvements", which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. The ASU was issued in response to the SEC’s August 2018 Final Rule No. 33-10532, "Disclosure Update Simplification," that updated and simplified disclosure requirements that the SEC believed were “redundant, duplicative, overlapping, outdated, or superseded.” The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is currently evaluating the impact that ASU 2023-06 will have on its condensed consolidated financial statements and related disclosures.

Note C--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator used in basic and diluted net earnings
per common share:
Net income	$30,341	$28,784	$68,191	$48,854
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	16,322	16,615	16,406	16,599
Effect of dilutive securities:
Stock options and restricted stock units	99	42	99	40
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	16,421	16,657	16,505	16,639
Net earnings per share
Basic	$1.86	$1.73	$4.16	$2.94
Diluted	$1.85	$1.73	$4.13	$2.94

Potentially dilutive securities of 30,780 and 43,590 for the three- and six-month periods ended October 31, 2023, respectively, were excluded from the calculation of net earnings per diluted share as the effect would be anti-dilutive. There were no potentially dilutive securities for the three- and six-month periods ended October 31, 2022, which were excluded from the calculation of net earnings per diluted share.

Note D--Stock-Based Compensation

The Company has various stock-based compensation plans. During the six-months ended October 31, 2023, the Board of Directors of the Company approved grants of service-based restricted stock units ("RSUs") to non-employee directors. These service-based RSUs (i) vest daily through the end of the one-year vesting period as long as the recipient continuously remains a member of the Board and (ii) entitle the recipient to receive one share of the Company's common stock per unit vested. The Board of Directors also approved grants of service-based RSUs, performance-based RSUs and non-statutory stock options to key employees. The performance-based RSUs entitle the recipients to receive one share of the Company's common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units cliff vest at the end of the three year vesting period. The service-based RSUs to key employees entitle the recipients to receive one share of the Company's common stock per unit granted if they remain continuously employed with the Company until the units vest. The employee stock options cliff vest at the end of a three-year period and have a ten-year contractual term. Prior to June 2023, all of the Company's RSUs granted to employees cliff-vest three years from the grant date. Beginning in June 2023, service-based RSUs granted to employees vest one-third on each of the first, second and third anniversaries of the grant date. The fair value of the Company's RSU awards is expensed on a straight-line basis over the vesting period of the RSUs to the extent the Company believes it is probable the related performance criteria, if any, will be met.

The following table summarizes the Company's stock-based compensations grants for the six-months ended October 31, 2023:

(in thousands, except per share amounts)	Stock Awards Granted
Service-based RSUs	79,778
Performance-based RSUs	155,062
Non-statutory stock options	92,340

For the three- and six-month periods ended October 31, 2023 and 2022, stock-based compensation expense was allocated as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2023	2022	2023	2022
Cost of sales and distribution	$473	$498	$1,051	$936
Selling and marketing expenses	476	572	1,084	1,070
General and administrative expenses	1,206	684	2,267	1,383
Stock-based compensation expense	$2,155	$1,754	$4,402	$3,389

During the six months ended October 31, 2023, the Company also approved grants of 12,199 cash-settled performance-based restricted stock tracking units ("RSTUs") and 6,571 cash-settled service-based RSTUs for more junior level employees. Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of one share of the Company's common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest. The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of one share of the Company's common stock as of the payment date if they remain continuously employed with the Company until the units vest. Prior to June 2023, all of the Company's RSTUs granted to employees cliff-vest three years from the grant date. Beginning in June 2023, service-based RSTUs granted to employees vest one-third on each of the first, second and third anniversaries of the grant date. The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value. The expense recognized for the three- and six-month periods ended October 31, 2023 and 2022, and the liability as of October 31, 2023 and April 30, 2023, related to RSTUs is not significant.

Note E--Customer Receivables

The components of customer receivables were:

	October 31,	April 30,
(in thousands)	2023	2023
Gross customer receivables	$131,359	$130,655
Less:
Allowance for credit losses	(472)	(449)
Allowance for returns and discounts	(10,145)	(11,043)

Net customer receivables	$120,742	$119,163

Note F--Inventories

The components of inventories were:

	October 31,	April 30,
(in thousands)	2023	2023
Raw materials	$68,946	$80,953
Work-in-process	44,794	49,064
Finished goods	48,322	60,682

Total inventories	$162,062	$190,699

Note G--Property, Plant and Equipment

The components of property, plant and equipment were:

	October 31,	April 30,
(in thousands)	2023	2023
Land	$4,475	$4,475
Buildings and improvements	123,129	121,903
Buildings and improvements - finance leases	11,164	11,164
Machinery and equipment	343,341	331,146
Machinery and equipment - finance leases	31,031	29,869
Software	29,597	29,322
Construction in progress	59,199	45,710
Total property, plant and equipment	601,936	573,589
Less accumulated amortization and depreciation	(366,764)	(354,174)

Property, plant and equipment, net	$235,172	$219,415

Amortization and depreciation expense on property, plant and equipment amounted to $9.7 million and $9.7 million for the three-months ended October 31, 2023 and 2022, respectively and $19.5 million and $19.4 million for the six-months ended October 31, 2023 and 2022, respectively. Accumulated amortization on finance leases included in the above table amounted to $31.6 million and $31.9 million as of October 31, 2023 and April 30, 2023, respectively.

Note H--Intangibles

The components of customer relationship intangibles were:

	October 31,	April 30,
(in thousands)	2023	2023
Customer relationship intangibles	$274,000	$274,000
Less accumulated amortization	(266,389)	(243,556)

Total	$7,611	$30,444

Customer relationship intangibles are amortized over the estimated useful lives on a straight-line basis over six years. Amortization expense for the three-month periods ended October 31, 2023 and 2022 was $11.4 million and $11.4 million, respectively and $22.8 million and $22.8 million, respectively, for each of the six-month periods ended October 31, 2023 and 2022.

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

The following is a reconciliation of the Company's warranty liability, which is included in other accrued expenses on the unaudited condensed consolidated balance sheets:

	Six Months Ended
	October 31,
(in thousands)	2023	2022
Beginning balance at May 1	$8,014	$6,878
Accrual	10,465	19,022
Settlements	(11,506)	(17,360)

Ending balance at October 31	$6,973	$8,540

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

The Company's financial instruments include cash and equivalents, marketable securities, and other investments; accounts receivable and accounts payable; interest rate swap and foreign exchange forward contracts; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt on the condensed consolidated balance sheets approximate their fair value due to the short maturities of these items. The interest rate swap and foreign exchange forward contracts were marked to market and therefore represent fair value. The fair values of these contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The following table summarizes the fair value of assets that are recorded in the Company's consolidated financial statements as of October 31, 2023 and April 30, 2023 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of October 31, 2023
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$185	$—	$—
Interest rate swap contracts	—	13,807	—
Total assets at fair value	$185	$13,807	$—

LIABILITIES:
Foreign exchange forward contracts	$—	$2,101	$—

	As of April 30, 2023
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$191	$—	$—
Interest rate swap contracts	—	13,885	—
Total assets at fair value	$191	$13,885	$—

There were no transfers between Level 1, Level 2, or Level 3 for assets measured at fair value on a recurring basis.

Note K--Loans Payable and Long-Term Debt

On April 22, 2021, the Company amended and restated its prior credit agreement and on January 17, 2023 the Company entered into an amendment of such agreement to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate ("SOFR"), effective January 31, 2023. The amended and restated credit agreement (the "A&R Credit Agreement") provides for a $500 million revolving loan facility with a $50 million sub-facility for the issuance of letters of credit (the "Revolving Facility") and a $250 million term loan facility (the "Term Loan Facility"). Also on April 22, 2021, the Company borrowed the entire $250 million under the Term Loan Facility and approximately $264 million under the Revolving Facility to fund, in part, the repayment in full of the amounts then outstanding under its prior credit agreement and the redemption of $350 million in aggregate principal amount of 4.875% Senior Notes due 2026. The Company is required to repay the Term Loan Facility in specified quarterly installments, which have been prepaid through April 30, 2025. The Revolving Facility and Term Loan Facility mature on April 22, 2026.

As of October 31, 2023 and April 30, 2023, $206.3 million and $206.3 million, respectively, was outstanding on the Term Loan Facility. As of October 31, 2023 and April 30, 2023, $163.8 million and $163.8 million, respectively, was outstanding under the Revolving Facility.

Outstanding letters of credit under the Revolving Facility were $13.0 million as of October 31, 2023, leaving approximately $323.2 million in available capacity under the Revolving Facility as of October 31, 2023. The outstanding balances noted above approximate fair value as the facilities have a floating interest rate.

Amounts outstanding under the Term Loan Facility and the Revolving Facility bear interest based on a fluctuating rate measured by reference to either, at the Company's option, a base rate plus an applicable margin or SOFR plus 10 basis points plus an applicable margin, with the applicable margin being determined by reference to the Company's then-current "Secured Net Leverage Ratio." The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company's then-current "Secured Net Leverage Ratio." In addition, a letter of credit fee accrues on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on SOFR loans, payable quarterly in arrears. As of October 31, 2023, the applicable margin with respect to base rate loans and SOFR loans was 0.0% and 1.0%, respectively, and the commitment fee was 0.1%.

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

As of October 31, 2023, the Company was in compliance with all covenants included in the A&R Credit Agreement.

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

For the three- and six-month periods ended October 31, 2023, unrealized gains, net of deferred taxes, of $0.8 million and $3.5 million, respectively, were recorded in other comprehensive income, and $1.8 million and $3.6 million, respectively, of realized gains, net of deferred taxes, were reclassified out of accumulated other comprehensive income (loss) to interest expense, net due to interest received from and payments made to the swap counterparties. For the three- and six-month periods ended October 31, 2022, unrealized gains, net of deferred taxes, of $6.1 million and $5.0 million, respectively, were recorded in other comprehensive income, and $0.8 million and $1.0 million, respectively, of realized gains, net of deferred taxes, were reclassified out of accumulated other comprehensive income (loss) to interest expense, net due to interest received from and payments made to the swap counterparties. As of October 31, 2023, the Company anticipates reclassifying approximately $9.4 million of net hedging gains from accumulated other comprehensive income into earnings during the next 12 months to offset the variability of the hedged items during this period.

The fair value of the derivative instruments are included in other assets on the condensed consolidated balance sheets.

Foreign Exchange Forward Contracts

At October 31, 2023, the Company held forward contracts maturing from November 2023 to April 2024 to purchase 229.0 million Mexican pesos at an exchange rate of 18.91 Mexican pesos to one U.S. dollar. Additionally, the Company entered into a contingent forward contract with maturities from May 2024 to April 2025 to purchase 660.0 million Mexican pesos at an exchange rate of 18.91 Mexican pesos to one U.S. dollar. This contingent forward contract gives the bank the option to cancel these forward contracts in April 2024. Additionally, the Company entered into a target accrual redemption forward agreement to purchase Mexican Pesos across 51 defined fixings. These fixings allow for U.S. dollars to be converted into Pesos at a rate of 18.73 Pesos to one U.S. Dollar. Cumulative profit is capped at an aggregate of approximately $0.6 million over the shorter of the life of the contract fixings or the utilization of the cap. A liability of $2.1 million is recorded in other accrued expense on the condensed consolidated balance sheet.

Note M--Income Taxes

The effective income tax rates for the three- and six-month periods ended October 31, 2023 was 25.0% and 23.3%, respectively, compared with 25.2% and 25.1% in the comparable period in the prior fiscal year. The effective rates were higher than the 21.0% U.S. statutory rate for all periods presented primarily due to state income taxes.

Note N--Revenue Recognition

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing, and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the three- and six-months ended October 31, 2023 and 2022:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2023	2022	2023	2022
Home center retailers	$193,872	$237,433	$404,332	$478,751
Builders	207,583	233,566	410,958	450,802
Independent dealers and distributors	72,412	90,500	156,832	174,839
Net Sales	$473,867	$561,499	$972,122	$1,104,392

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

As of October 31, 2023, the Company's two largest customers, Customers A and B, represented 32.3% and 18.4% of the Company's gross customer receivables, respectively. As of October 31, 2022, Customers A and B represented 31.7% and 17.5% of the Company's gross customer receivables, respectively.

The following table summarizes the percentage of net sales attributable to the Company's two largest customers for the three- and six-months ended October 31, 2023 and 2022:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2023	2022	2023	2022
Customer A	27.9%	28.9%	28.1%	29.6%
Customer B	13.0%	13.4%	13.5%	13.8%

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

Except as described below, the Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims that were deemed to be either probable or reasonably possible was not material as of October 31, 2023.

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

Included in the Final Determination is a list of Vietnamese suppliers not eligible for certification. AD and CVD cash deposits of 206% are required for imports from the Vietnamese suppliers not eligible for certification. Many of the Vietnamese suppliers appealed their inclusion on the ineligible for certification list in the Preliminary Determination. Because two of the Company’s primary Vietnamese plywood vendors remained on the ineligible for certification list in the Final Determination, the Company recorded a loss on unliquidated customs entries as of Final Determination in July 2023. The loss recorded in the first quarter of fiscal 2024 was $4.9 million, or $3.7 million net of tax. Through the second fiscal quarter of 2024, the Company has remitted deposits of $3.8 million pursuant to the Preliminary Determination. Based on the evidence provided from the Vietnamese suppliers, the specific characteristics of the product imported and other relevant matters, the Company intends to vigorously appeal the Final Determination that it is subject to these duties and disputes the findings of the Final Determination with regards to the Company. Our last order was placed with these vendors in June 2022.

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
•the impact of another pandemic on our business, the global and U.S. economy, and our employees, customers, suppliers, and logistics system;
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

Overview

American Woodmark Corporation manufactures and distributes kitchen, bath, and home organization products for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors. As of October 31, 2023, the Company operated 17 manufacturing facilities in the United States and Mexico, eight primary service centers, and one distribution center located throughout the United States.

The three-month period ended October 31, 2023 was the Company's second quarter of its fiscal year that ends on April 30, 2024 ("fiscal 2024").

Financial Overview

The Company was impacted by the following macro-economic trends during the second quarter of fiscal 2024:

•The median price per existing home sold increased during the third calendar quarter of 2023 compared to the same period one year ago by 2.6% according to data provided by the National Association of Realtors, and existing home sales decreased 15.8% during the third calendar quarter of 2023 compared to the same period in the prior year;
•The unemployment rate increased to 3.9% as of October 2023 compared to 3.7% as of October 2022, and 3.4% in April 2023, according to data provided by the U.S. Department of Labor;
•Mortgage interest rates increased with a thirty-year fixed mortgage rate of approximately 7.8% in October 2023, an increase of approximately 69 basis points compared to the same period in the prior year, according to Freddie Mac;
•Consumer sentiment as tracked by Thomson Reuters/University of Michigan increased from 59.9 in October 2022 to 63.8 in October 2023; and
•The inflation rate as of October 2023 was 3.2%, compared to 7.7% in October 2022 and 4.9% in April 2023 according to data provided by the U.S. Department of Labor.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, home owner equity, and housing affordability.

The Company earned net income of $30.3 million for the second quarter of fiscal 2024, compared with $28.8 million in the same period of the prior year, and earned net income of $68.2 million for the first six months of fiscal 2024, compared with $48.9 million in the same period of the prior year.

Results of Operations

	Three Months Ended			Six Months Ended
	October 31,			October 31,
(in thousands)	2023	2022	Percent Change	2023	2022	Percent Change

Net sales	$473,867	$561,499	(15.6)%	$972,122	$1,104,392	(12.0)%
Gross profit	$103,159	$98,734	4.5%	$212,768	$185,481	14.7%
Selling and marketing expenses	$22,685	$24,651	(8.0)%	$47,045	$50,417	(6.7)%
General and administrative expenses	$35,036	$32,101	9.1%	$70,630	$62,281	13.4%

Net Sales. Net sales were $473.9 million for the second quarter of fiscal 2024, a decrease of $87.6 million or 15.6% compared to the same period of fiscal 2023. For the first half of fiscal 2024, net sales were $972.1 million, reflecting a $132.3 million or 12.0% decrease compared to the same period of fiscal 2023. The Company's remodeling sales, which consist of our independent dealer and distributor channel sales and home center retail sales, decreased 18.8% during the second quarter and 14.2% during the first six months of fiscal 2024 compared to the same prior year periods. Our independent dealer and distributor channel decreased 20.0% during the second quarter and 10.4% during the first six months of fiscal 2024 compared to the comparable prior year periods. Our home center channel decreased by 18.3% during the second quarter of fiscal 2024 and 15.5% during the first six months of fiscal 2024 compared to the same periods of fiscal 2023. Demand trends have slowed for our made-to-order and stock kitchen business due to lower in-store traffic rates and consumers choosing smaller sized projects.

Builder sales decreased 11.1% in the second quarter of fiscal 2024 and 8.8% during the first six months of fiscal 2024 compared to the same periods of fiscal 2023. The Company believes that fluctuations in single-family housing starts are the best indicator of new construction cabinet activity. Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts remained flat during the second quarter of fiscal 2024 over the comparable prior year period, according to the U.S. Department of Commerce. In comparison, housing completions decreased 3.1% during the second quarter of fiscal 2024 over the comparable prior year period, according to the U.S. Department of Commerce. Sales in the second quarter of fiscal 2023 were impacted by increased shipments, which returned our backlog to normal levels.

Gross Profit. Gross profit margin for the second quarter of fiscal 2024 was 21.8% compared with 17.6% for the same period of fiscal 2023, representing a 420 basis point improvement. Gross profit margin for the first six months of fiscal 2024 was 21.9% compared with 16.8% for the same period of fiscal 2023, representing a 510 basis point improvement. Gross profit margin in the second quarter and first six months of the current fiscal year was positively impacted by favorable product mix and sustained pricing matching inflationary cost impacts, continued operational improvements in our manufacturing facilities and increased stability in the supply chain.

Selling and Marketing Expenses. Selling and marketing expenses decreased by $2.0 million or 8.0% during the second quarter of fiscal 2024 and $3.4 million or 6.7% during the first half of fiscal 2024, compared to the same periods of the prior year. Selling and marketing expenses were 4.8% of net sales in the second quarter of fiscal 2024, compared with 4.4% for the same period of fiscal 2023. Selling and marketing expenses were 4.8% of net sales in the first six months of fiscal 2024, compared with 4.6% for the same period of fiscal 2023. The decrease in selling and marketing expenses was due to lower professional services spend.

General and Administrative Expenses. General and administrative expenses increased by $2.9 million or 9.1% during the second quarter of fiscal 2024 and $8.3 million or 13.4% during the first half of fiscal 2024, compared to the same periods of the prior year. General and administrative expenses were 7.4% of net sales in the second quarter of fiscal 2024, compared with 5.7% of net sales in the second quarter of fiscal 2023. General and administrative expenses were 7.3% of net sales in the first six months of fiscal 2024, compared with 5.6% for the same period of fiscal 2023. The increase in general and administrative expenses as a percentage of net sales during the second quarter and for the first six months of fiscal 2024 was driven primarily by higher incentive and profit sharing costs for employees.

Effective Income Tax Rates. The effective income tax rates for the three- and six-month periods ended October 31, 2023 was 25.0% and 23.3% compared with 25.2% and 25.1%, respectively, in the comparable periods in the prior fiscal year. The effective rate was higher than the 21.0% U.S. statutory rate for the three- and six-month periods ended October 31, 2023 primarily due to state income taxes.

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

Reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin
	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2023	2022	2023	2022

Net income (GAAP)	$30,341	$28,784	$68,191	$48,854
Add back:
Income tax expense (benefit)	10,120	9,679	20,735	16,370
Interest expense, net	1,953	4,422	4,390	8,475
Depreciation and amortization expense	11,647	12,334	23,392	24,764
Amortization of customer relationship intangibles	11,417	11,417	22,834	22,834
EBITDA (Non-GAAP)	$65,478	$66,636	139,542	121,297
Add back:
Acquisition and restructuring related expenses (1)	20	20	40	40
Non-recurring restructuring charges (2)	(26)	—	(198)	—
Pension settlement, net	—	(6)	—	(245)
Change in fair value of foreign exchange forward contracts (3)	3,116	(818)	2,101	(580)
Stock-based compensation expense	2,155	1,754	4,402	3,389
Loss on asset disposal	1,586	37	1,593	214
Adjusted EBITDA (Non-GAAP)	$72,329	$67,623	147,480	124,115

Net Sales	$473,867	$561,499	$972,122	$1,104,392
Net income margin (GAAP)	6.4%	5.1%	7.0%	4.4%
Adjusted EBITDA margin (Non-GAAP)	15.3%	12.0%	15.2%	11.2%
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

Adjusted EBITDA. Adjusted EBITDA for the second quarter of fiscal 2024 was $72.3 million or 15.3% of net sales compared to $67.6 million or 12.0% of net sales for the same quarter of the prior fiscal year. Adjusted EBITDA for the first six months of fiscal 2024 was $147.5 million or 15.2% of net sales compared to $124.1 million or 11.2% of net sales for the same periods of the prior fiscal year. The increase in Adjusted EBITDA for the second quarter and first six months of fiscal 2024 is primarily due to increased net income due to pricing better matching inflationary impacts, product mix and improved efficiencies in the manufacturing platforms, as our operations team continues to drive excellence in our plants. This was partially offset by a $4.9 million pre-tax charge related to the plywood case, as described in Note P — Other Information above.

Reconciliation of Net Income to Adjusted Net Income
	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands, except share data)	2023	2022	2023	2022

Net income (GAAP)	$30,341	$28,784	$68,191	$48,854
Add back:
Acquisition and restructuring related expenses	20	20	40	40
Non-recurring restructuring charges	(26)	—	(198)	—
Pension settlement, net	—	(6)	—	(245)
Amortization of customer relationship intangibles	11,417	11,417	22,834	22,834
Tax benefit of add backs	(2,956)	(2,961)	(5,896)	(5,861)
Adjusted net income (Non-GAAP)	$38,796	$37,254	$84,971	$65,622

Weighted average diluted shares (GAAP)	16,420,760	16,657,454	16,505,266	16,638,741

EPS per diluted share (GAAP)	$1.85	$1.73	$4.13	$2.94
Adjusted EPS per diluted share (Non-GAAP)	$2.36	$2.24	$5.15	$3.94

Outlook.  We are holding our expectations for net revenue for fiscal year 2024 to a low-double digit decline in net sales versus fiscal year 2023. We are increasing our Adjusted EBITDA expectation for the full fiscal year 2024 outlook to a range of $235 million to $250 million for fiscal 2024 (which includes the now completed first six months). The increase in our expected outlook is due to strong operational performance and execution during the first half of fiscal 2024. The expected change in net sales and Adjusted EBITDA is highly dependent upon overall industry performance, economic growth trends, material constraints, labor impacts, interest rates and consumer behaviors. Adjusted EBITDA will also be impacted by one-time start-up costs for our plant expansions in Monterrey, Mexico and Hamlet, North Carolina, which are expected to occur in the second half of fiscal 2024. The total impact of these charges is expected to be approximately $8.1 million for fiscal 2024.

We will continue our investment back into the business by focusing on the plant expansions in Monterrey, Mexico and Hamlet, North Carolina, continuing our digital transformation path with investments in enterprise resource planning and customer relationship management, and investing in automation. We are choosing to make these additional investments into our core business in an effort to improve sales and enhance our margins in the future.

During the first half of fiscal 2024, we repurchased $52.1 million of the Company's common shares. We will continue to be opportunistic in our share repurchasing. Lastly, we have our debt position at a leverage ratio we wanted to achieve and will be deprioritizing paying down debt during the remainder of fiscal 2024.

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

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $96.4 million at October 31, 2023, representing a $54.6 million increase from its April 30, 2023 levels primarily due to $143.7 million cash provided by operations in the first six months of fiscal 2024 compared with cash used by operations of $55.4 million in the same period of the prior year, $33.3 million in payments to acquire property, plant, and equipment, and $52.1 million of stock repurchases. The increase in the Company's cash from operating activities was driven primarily by an increase in net income and cash inflows from inventories, accounts payable and prepaid expenses and other assets, partially offset by cash outflows from customer receivables, net, accrued compensation and related expenses and income taxes. At October 31, 2023, total long-term debt (including current maturities) was $373.2 million. The Company's ratio of long-term debt to total capital was 29.3% at October 31, 2023, compared with 29.7% at April 30, 2023.

The Company's main source of liquidity is its cash and cash equivalents on hand and generally cash generated from its operating activities. The Company can also borrow amounts under the Revolving Facility.

On April 22, 2021, the Company amended and restated its prior credit agreement and on January 17, 2023 the Company entered into an amendment of such agreement to transition the applicable interest rate from LIBOR to SOFR, effective January 31, 2023. The amended and restated credit agreement (the "A&R Credit Agreement") provides for a $500 million revolving loan facility with a$50 sub-facility for the issuance of letters of credit (the "Revolving Facility") and a $250 million term loan facility (the "Term Loan Facility"). Also on April 22, 2021, the Company borrowed the entire $250 million under the Term Loan Facility and approximately $264 million under the Revolving Facility to fund, in part, the repayment in full of the amounts then outstanding under its prior credit agreement and the complete redemption of its 4.875% Senior Notes due 2026. The Company is required to repay the Term Loan Facility in specified quarterly installments. The Revolving Facility and Term Loan Facility mature on April 22, 2026. Approximately $323.2 million was available under the Revolving Facility as of October 31, 2023.

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

As of October 31, 2023 and April 30, 2023, the Company had no off-balance sheet arrangements.

The Company's investing activities primarily consist of investment in property, plant and equipment and promotional displays. Net cash used for investing activities was $33.8 million in the first six months of fiscal 2024, compared with $11.0 million in the comparable period of fiscal 2023.

During the first six months of fiscal 2024, net cash used by financing activities was $55.2 million, compared with $22.0 million in the comparable period of the prior fiscal year. The increase in cash used during the first six months of fiscal 2024 was primarily driven by $52.1 million of common stock repurchases, offset by a decrease in net debt repayments of $1.3 million during the first six months of fiscal 2024 compared to $21.2 million of net debt repayments in the same period of the prior fiscal year.

On May 25, 2021, the Company's Board of Directors (the "Board") authorized a stock repurchase program of up to $100 million of the Company's common shares. The Company repurchased $30.0 million of its common shares during the second quarter of fiscal 2024. As of October 31, 2023, $22.9 million of funds remained available from the amounts authorized by the Board to repurchase the Company's common stock.

On November 29, 2023 the Board of Directors authorized a stock repurchase program of up to $125 million of the Company's outstanding common shares. In conjunction with this authorization the Board of Directors cancelled the remaining $22.1 million that had yet to be repurchased under the $100 million existing authorization from May 25, 2021. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the A&R Credit Agreement, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management generally expects to fund any share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares.

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

The A&R Credit Agreement includes a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of October 31, 2023 would increase our annual interest expense by approximately $1.7 million. See Note K — Loans Payable and Long-Term Debt for further discussion.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2023. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended October 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details share repurchases made by the Company during the second quarter of fiscal 2024:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (000)
	(1)	Per Share	Programs	(1)
August 1 - 31, 2023	—	$—	—	$52,872
September 1 - 30, 2023	—	$—	—	$52,872
October 1 - 31, 2023	394,220	$76.08	394,220	$22,872
Quarter ended October 31, 2023	394,220	$76.08	394,220	$22,872

(1) Under a stock repurchase authorization approved by its Board on May 25, 2021, the Company was authorized to purchase up to $100 million of the Company's common shares. Management funded these share repurchases using available cash and cash generated from operations. Repurchased shares became authorized but unissued common shares. At October 31, 2023, $22.9 million of funds remained from the amounts authorized by the Board to repurchase the Company's common shares. The Company purchased a total of 394,220 common shares, for an aggregate purchase price of $30.0 million, during the second quarter of fiscal 2024 under the authorization pursuant to a repurchase plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

On November 29, 2023 the Board of Directors authorized a stock repurchase program of up to $125 million of the Company's outstanding common shares. In conjunction with this authorization the Board of Directors cancelled the remaining $22.1 million that had yet to be repurchased under the $100 million existing authorization from May 25, 2021. Any repurchases under the stock repurchase program are subject to market conditions, the Company’s cash requirements for other purposes, compliance with applicable laws and regulations and contractual covenants and any other factors management may deem relevant at the time of such repurchases. The Company is not obligated to make any stock repurchases in the future.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended October 31, 2023, none of the Company’s directors or executive officers adopted, terminated or modified a "Rule 10b5-1 trading agreement" or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Amendments to Bylaws

On and effective November 29, 2023, the Board of Directors of American Woodmark Corporation (the “Company”), as part of a periodic review of the Company’s governance documents, approved changes to the Company’s Bylaws (as amended and restated, the “Bylaws”). The amendments, among other things:

•expand the scope of disclosures required by a shareholder seeking to bring a director nomination or other business before a meeting of shareholders (“proposing shareholder”) to include:
◦additional information regarding the proposing shareholder, any beneficial owner on whose behalf such nomination or other proposal is being made and any affiliates or associates or other parties with whom the proposing shareholder or such beneficial owner is acting in concert (each, an “associated person”);

◦any derivative instrument that has been entered into by, or on behalf of, the proposing shareholder, and such beneficial owner, and any associated person, the effect or intent of which is to mitigate loss to, manage risk or benefit share price changes for, or increase or decrease the voting power of, the proposing shareholder or such beneficial owner, or any associated person, with respect to Company shares, or relates to the acquisition or disposition of any Company shares;
◦any agreement pursuant to which the proposing shareholder and any beneficial owner on whose behalf the director nomination or other proposal is being made, or any associated person, has a right to vote or direct the voting of any of the Company’s securities;
◦any rights to dividends on Company shares owned beneficially by the proposing shareholder and any associated person that are separated or separable from the underlying Company shares;
◦any proportionate interest in Company shares or any derivative instruments held, directly or indirectly, by a general or limited partnership or limited liability company or similar entity in which the proposing shareholder, the beneficial owner or any associated person is a general partner or, directly or indirectly, beneficially owns an interest in a general partner, is the manager or managing member or, directly or indirectly, beneficially owns an interest in the manager or managing member of a limited liability company or similar entity; and
◦any performance-related fees (other than an asset-based fee) that the proposing shareholder, the beneficial owner or any associated person is entitled to based on the increase or decrease in the value of Company shares or derivative instruments;
•expand the scope of disclosures required by a proposing shareholder seeking to bring a director nomination (“shareholder nominee”) to include:
◦the name, age, business address and, if known, residence address of each shareholder nominee for whom the proposing shareholder is proposing or intends to solicit proxies and of each shareholder nominee who would be presented for election at the annual meeting in the event of a need to change the proposing shareholders’ original slate; and
◦a representation as to whether the proposing shareholder, the beneficial owner or any associated person intends to solicit proxies in support of director nominees other than individuals nominated by the Board of Directors (“board nominees”) in compliance with the requirements of Rule 14a-19(b) under the Securities Exchange Act of 1934 (the “Exchange Act”);
•clarify that, in addition to complying with the advance notice provisions in the Bylaws, each proposing shareholder, each beneficial owner on whose behalf a nomination or other proposal is being made and any associated person must also comply with all applicable requirements of the Company’s Articles of Incorporation, the Bylaws and state and federal law, including the Exchange Act, with respect to any such nomination, such other proposal or the solicitation of proxies with respect thereto;
•provide that any shareholder directly or indirectly soliciting proxies from other shareholders must use a proxy card color other than white;
•provide that (a) no shareholder, any beneficial owner on whose behalf the nomination if being made or associated person may solicit proxies in support of any nominees other than board nominees unless such shareholder and associated person complies with Rule 14a-19 under the Exchange Act in connection with the solicitation of such proxies, including the provision to the Company of notices required thereunder in a timely manner, and (b) if such shareholder, beneficial owner or associated person (i) provides notice pursuant to Rule 14a-19(b) under the Exchange Act and (ii) subsequently fails to comply with any of the requirements of Rule 14a-19 under the Exchange Act, then the Company will disregard any proxies or votes solicited for such shareholder’s nominees;
•provide that, if any shareholder, beneficial owner or associated person provides notice pursuant to Rule 14a-19(b) under the Exchange Act, such shareholder or associated person must deliver to the Company, upon its request, reasonable evidence that such shareholder or associated person has met the requirements of Rule 14a-19 under the Exchange Act no later than five business days prior to the applicable meeting;
•for annual meetings where the date has not been changed by more than 30 days from the one year anniversary of the prior year’s annual meeting, require advance notice of shareholder proposals (outside of the Exchange Act’s 14a-8 procedures) and director nominations to be received not later than 120 days before the one-year anniversary of the date of mailing the notice of the preceding year’s annual meeting of shareholders;
•require shareholder nominees and board nominees to provide any certain specified information as set forth in the Bylaws, including any additional information necessary to permit the Board to determine the nominee’s independence;
•add provisions regarding the organization of shareholder meetings;
•change the term “Chairman” to “Chair” throughout; and
•make various other updates, including technical, clarifying, ministerial and conforming changes.

The foregoing description of the amendments to the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which was filed as Exhibit 3.2 to this Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended July 31, 2004; Commission File No. 000-14798).

3.2	Bylaws – as amended (Filed Herewith).

10.1
American Woodmark Corporation 2023 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on June 27, 2023 (Commission File No. 000-14798)).

10.2	Form of Grant Letter used in connection with the grant of a supplemental long-term incentive award effective September 5, 2023 under the American Woodmark Corporation 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed with the Commission on September 6, 2023 (Commission File No. 000-14798)).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

101
Interactive Data File for the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2023 formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

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

Date: November 30, 2023
Signing on behalf of the registrant and
as principal financial and accounting officer