Form 10-Q
period 2024-01-31
AMERICAN WOODMARK CORP
filed 2024-02-29
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2024
or
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

As of February 28, 2024, 15,845,307 shares of the Registrant's Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	January 31, 2024	April 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$97,829	$41,732
Customer receivables, net	113,073	119,163
Inventories	163,382	190,699
Prepaid expenses and other	27,846	16,661
Total current assets	402,130	368,255

Property, plant and equipment, net	252,168	219,415
Operating lease right-of-use assets	130,074	99,526
Customer relationship intangibles, net	—	30,444
Goodwill	767,612	767,612
Promotional displays, net	3,750	6,970
Deferred income taxes	1,470	1,469
Other assets	16,633	25,107
TOTAL ASSETS	$1,573,837	$1,518,798

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$64,905	$63,915
Current maturities of long-term debt	2,137	2,263
Short-term lease liability - operating	26,718	24,778
Accrued compensation and related expenses	62,049	49,953
Accrued marketing expenses	13,374	12,528
Other accrued expenses	19,098	24,687
Total current liabilities	188,281	178,124

Long-term debt, less current maturities	371,307	369,396
Deferred income taxes	2,423	11,930
Long-term lease liability - operating	110,768	81,370
Other long-term liabilities	4,148	4,190

Shareholders' equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at January 31, 2024: 15,812,027; at April 30, 2023: 16,635,295	360,354	370,259
Retained earnings	529,063	493,157
Accumulated other comprehensive income	7,493	10,372
Total shareholders' equity	896,910	873,788
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,573,837	$1,518,798

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2024	2023	2024	2023

Net sales	$422,102	$480,713	$1,394,224	$1,585,105
Cost of sales and distribution	341,162	405,373	1,100,516	1,324,284
Gross Profit	80,940	75,340	293,708	260,821

Selling and marketing expenses	21,945	21,364	68,990	71,781
General and administrative expenses	31,116	28,848	101,746	91,129
Restructuring charges, net	—	1,310	(198)	1,310
Operating Income	27,879	23,818	123,170	96,601

Interest expense, net	1,932	4,303	6,322	12,778
Pension settlement, net	—	293	—	48
Other expense, net	(2,498)	(411)	(523)	(1,082)
Income Before Income Taxes	28,445	19,633	117,371	84,857

Income tax expense	7,218	4,905	27,953	21,275

Net Income	$21,227	$14,728	$89,418	$63,582

Weighted Average Shares Outstanding
Basic	15,991,520	16,621,827	16,267,999	16,606,700
Diluted	16,124,198	16,695,714	16,380,756	16,661,234

Net earnings per share
Basic	$1.33	$0.89	$5.50	$3.83
Diluted	$1.32	$0.88	$5.46	$3.82

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2024	2023	2024	2023

Net income	$21,227	$14,728	$89,418	$63,582

Other comprehensive income, net of tax:
Change in Cash flow hedges (swap), net of deferred taxes (benefit) of $(956) and $(890), and $(980) and $461 for the three- and nine-months ended January 31, 2024 and 2023, respectively	(2,807)	(2,627)	(2,879)	1,360

Total Comprehensive Income	$18,420	$12,101	$86,539	$64,942

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	(LOSS)/INCOME	EQUITY
Balance, April 30, 2022	16,570,619	$363,224	$399,434	$10,225	$772,883

Net income	—	—	20,070	—	20,070
Other comprehensive income,
net of tax	—	—	—	(1,278)	(1,278)
Stock-based compensation	—	1,635	—	—	1,635
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	25,908	(772)	—	—	(772)
Balance, July 31, 2022	16,596,527	$364,087	$419,504	$8,947	$792,538

Net income	—	—	28,784	—	28,784
Other comprehensive income,
net of tax	—	—	—	5,265	5,265
Stock-based compensation	—	1,754	—	—	1,754
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	8,200	—	—	—	—
Employee benefit plan
contributions	17,100	838	—	—	838
Balance, October 31, 2022	16,621,827	$366,679	$448,288	$14,212	$829,179

Net income	—	—	14,728	—	14,728
Other comprehensive income,
net of tax	—	—	—	(2,627)	(2,627)
Stock-based compensation	—	1,860	—	—	1,860
Balance, January 31, 2023	16,621,827	$368,539	$463,016	$11,585	$843,140

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	(LOSS)/INCOME	EQUITY

Balance, April 30, 2023	16,635,295	$370,259	$493,157	$10,372	$873,788

Net income	—	—	37,850	—	37,850
Other comprehensive income,
net of tax	—	—	—	914	914
Stock-based compensation	—	2,247	—	—	2,247
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	55,092	(1,830)	—	—	(1,830)
Stock repurchases	(328,295)	(6,565)	(15,715)	—	(22,280)
Employee benefit plan
contributions	50,786	3,676	—	—	3,676
Balance, July 31, 2023	16,412,878	$367,787	$515,292	$11,286	$894,365

Net income	—	—	30,341	—	30,341
Other comprehensive income,
net of tax	—	—	—	(986)	(986)
Stock-based compensation	—	2,155	—	—	2,155
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	7,740	—	—	—	—
Stock repurchases	(394,220)	(7,885)	(22,410)	—	(30,295)
Balance, October 31, 2023	16,026,398	$362,057	$523,223	$10,300	$895,580

Net income			21,227		21,227
Other comprehensive income,
net of tax				(2,807)	(2,807)
Stock-based compensation		2,784			2,784
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	1,258	(46)			(46)
Stock repurchases	(215,629)	(4,441)	(15,387)	—	(19,828)
Balance, January 31, 2024	15,812,027	$360,354	$529,063	$7,493	$896,910

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	January 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$89,418	$63,582
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	66,185	70,828
Net loss on disposal of property, plant and equipment	1,423	879
Reduction in the carrying amount of operating lease right-of-use assets	22,670	19,919
Amortization of debt issuance costs	633	647
Unrealized gain on foreign exchange forward contracts	(241)	(904)
Stock-based compensation expense	7,186	5,249
Deferred income taxes	(8,545)	(11,899)
Pension settlement, net	—	48
Contributions of employer stock to employee benefit plan	3,676	838
Other non-cash items	320	3,677
Changes in operating assets and liabilities:
Customer receivables	6,329	36,823
Income taxes	(8,479)	(798)
Inventories	25,982	362
Prepaid expenses and other assets	(925)	(8,269)
Accounts payable	(5,218)	(53,477)
Accrued compensation and related expenses	12,101	7,130
Operating lease liabilities	(21,880)	(20,073)
Marketing and other accrued expenses	(3,202)	(3,759)
Net cash provided by operating activities	187,433	110,803

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(54,930)	(17,134)
Proceeds from sales of property, plant and equipment	23	23
Investment in promotional displays	(806)	(2,149)
Net cash used by investing activities	(55,713)	(19,260)

FINANCING ACTIVITIES
Payments of long-term debt	(1,986)	(67,278)
Repurchase of common stock	(71,761)	—
Withholding of employee taxes related to stock-based compensation	(1,876)	(773)
Net cash used by financing activities	(75,623)	(68,051)

Net increase in cash and cash equivalents	56,097	23,492

	Nine Months Ended
	January 31,
	2024	2023

Cash and cash equivalents, beginning of period	41,732	22,325

Cash and cash equivalents, end of period	$97,829	$45,817

Supplemental cash flow information:
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable at period end	$6,208	$1,025

Cash paid during the period for:
Interest	$11,168	$13,208
Income taxes	$44,932	$34,998

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2024 ("fiscal 2024"). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2023 ("fiscal 2023") filed with the U.S. Securities and Exchange Commission ("SEC").

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

In accordance with accounting standards, when evaluating goodwill, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that it is more likely than not that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down by the amount that the carrying value exceeds the fair value of the reporting unit. There were no impairment charges related to goodwill for the three- and nine-month periods ended January 31, 2024 and 2023.

Intangible assets consist of customer relationship intangibles. The Company amortizes the cost of intangible assets over their estimated useful lives, six years, unless such lives are deemed indefinite. The Company reviews its intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges related to intangible assets for the three- and nine-month periods ended January 31, 2024 and 2023.

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

Note B--New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09 “Improvements to Income Tax Disclosures.” The amendments in this ASU are intended to increase transparency through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the disclosure impacts of ASU 2023-09 on its condensed consolidated financial statements and related disclosures.

Note C--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator used in basic and diluted net earnings
per common share:
Net income	$21,227	$14,728	$89,418	$63,582
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	15,992	16,622	16,268	16,607
Effect of dilutive securities:
Stock options and restricted stock units	132	74	113	54
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	16,124	16,696	16,381	16,661
Net earnings per share
Basic	$1.33	$0.89	$5.50	$3.83
Diluted	$1.32	$0.88	$5.46	$3.82

There were no potentially dilutive securities for the three-month periods ended January 31, 2024 and 2023, respectively, and the nine-month period ended January 31, 2023, which were excluded from the calculation of net earnings per diluted share. Potentially dilutive securities of 40,170 for the nine-month period ended January 31, 2024 were excluded from the calculation of net earnings per diluted share as the effect would be anti-dilutive.

Note D--Stock-Based Compensation

The Company has various stock-based compensation plans. During the nine-months ended January 31, 2024, the Board of Directors of the Company approved grants of service-based restricted stock units ("RSUs") to non-employee directors. These service-based RSUs (i) vest daily through the end of the one-year vesting period as long as the recipient continuously remains a member of the Board and (ii) entitle the recipient to receive one share of the Company's common stock per unit vested. The Board of Directors also approved grants of service-based RSUs, performance-based RSUs and non-statutory stock options to key employees. The performance-based RSUs entitle the recipients to receive one share of the Company's common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units cliff vest at the end of the three year vesting period. The service-based RSUs to key employees entitle the recipients to receive one share of the Company's common stock per unit granted if they remain continuously employed with the Company until the units vest. The employee stock options cliff vest at the end of a three-year period and have a ten-year contractual term. Prior to June 2023, all of the Company's RSUs granted to employees cliff-vest three years from the grant date. Beginning in June 2023, service-based RSUs granted to employees vest one-third on each of the first, second and third anniversaries of the grant date. The fair value of the Company's RSU awards is expensed on a straight-line basis over the vesting period of the RSUs to the extent the Company believes it is probable the related performance criteria, if any, will be met.

The following table summarizes the Company's stock-based compensations grants for the nine-months ended January 31, 2024:

(in thousands, except per share amounts)	Stock Awards Granted
Service-based RSUs	79,778
Performance-based RSUs	155,062
Non-statutory stock options	92,340

For the three- and nine-month periods ended January 31, 2024 and 2023, stock-based compensation expense was allocated as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2024	2023	2024	2023
Cost of sales and distribution	$582	$547	$1,633	$1,483
Selling and marketing expenses	585	376	1,669	1,446
General and administrative expenses	1,617	937	3,884	2,320
Stock-based compensation expense	$2,784	$1,860	$7,186	$5,249

During the nine months ended January 31, 2024, the Company also approved grants of 12,199 cash-settled performance-based restricted stock tracking units ("RSTUs") and 6,571 cash-settled service-based RSTUs for more junior level employees. Each performance-based RSTU entitles the recipient to receive a payment in cash equal to the fair market value of one share of the Company's common stock as of the payment date if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units vest. The service-based RSTUs entitle the recipients to receive a payment in cash equal to the fair market value of one share of the Company's common stock as of the payment date if they remain continuously employed with the Company until the units vest. Prior to June 2023, all of the Company's RSTUs granted to employees cliff-vest three years from the grant date. Beginning in June 2023, service-based RSTUs granted to employees vest one-third on each of the first, second and third anniversaries of the grant date. The fair value of each cash-settled RSTU award is remeasured at the end of each reporting period and the liability is adjusted, and related expense recorded, based on the new fair value. The expense recognized for the three- and nine-month periods ended January 31, 2024 and 2023, and the liability as of January 31, 2024 and April 30, 2023, related to RSTUs is not significant.

Note E--Customer Receivables

The components of customer receivables were:

	January 31,	April 30,
(in thousands)	2024	2023
Gross customer receivables	$123,126	$130,655
Less:
Allowance for credit losses	(545)	(449)
Allowance for returns and discounts	(9,508)	(11,043)

Net customer receivables	$113,073	$119,163

Note F--Inventories

The components of inventories were:

	January 31,	April 30,
(in thousands)	2024	2023
Raw materials	$65,185	$80,953
Work-in-process	45,725	49,064
Finished goods	52,472	60,682

Total inventories	$163,382	$190,699

Note G--Property, Plant and Equipment

The components of property, plant and equipment were:

	January 31,	April 30,
(in thousands)	2024	2023
Land	$4,475	$4,475
Buildings and improvements	126,128	121,903
Buildings and improvements - finance leases	11,164	11,164
Machinery and equipment	351,059	331,146
Machinery and equipment - finance leases	31,149	29,869
Software	34,096	29,322
Construction in progress	70,066	45,710
Total property, plant and equipment	628,137	573,589
Less accumulated amortization and depreciation	(375,969)	(354,174)

Property, plant and equipment, net	$252,168	$219,415

Amortization and depreciation expense on property, plant and equipment amounted to $10.6 million and $9.3 million for the three-months ended January 31, 2024 and 2023, respectively and $30.0 million and $28.7 million for the nine-months ended January 31, 2024 and 2023, respectively. Accumulated amortization on finance leases included in the above table amounted to $31.6 million and $31.9 million as of January 31, 2024 and April 30, 2023, respectively.

Note H--Intangibles

The components of customer relationship intangibles were:

	January 31,	April 30,
(in thousands)	2024	2023
Customer relationship intangibles	$274,000	$274,000
Less accumulated amortization	(274,000)	(243,556)

Total	$—	$30,444

Customer relationship intangibles are amortized over the estimated useful lives on a straight-line basis over six years. Amortization expense for the three-month periods ended January 31, 2024 and 2023 was $7.6 million and $11.4 million, respectively and $30.4 million and $34.2 million, respectively, for each of the nine-month periods ended January 31, 2024 and 2023.

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

The following is a reconciliation of the Company's warranty liability, which is included in other accrued expenses on the unaudited condensed consolidated balance sheets:

	Nine Months Ended
	January 31,
(in thousands)	2024	2023
Beginning balance at May 1	$8,014	$6,878
Accrual	14,934	26,566
Settlements	(17,175)	(25,777)

Ending balance at January 31	$5,773	$7,667

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

The Company's financial instruments include cash and equivalents, marketable securities, and other investments; accounts receivable and accounts payable; interest rate swap and foreign exchange forward contracts; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt on the condensed consolidated balance sheets approximate their fair value due to the short maturities of these items. The interest rate swap and foreign exchange forward contracts were marked to market and therefore represent fair value. The fair values of these contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The following table summarizes the fair value of assets that are recorded in the Company's consolidated financial statements as of January 31, 2024 and April 30, 2023 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of January 31, 2024
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$176	$—	$—
Interest rate swap contracts	—	10,044	—
Foreign exchange forward contracts	—	241	—
Total assets at fair value	$176	$10,285	$—

	As of April 30, 2023
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$191	$—	$—
Interest rate swap contracts	—	13,885	—
Total assets at fair value	$191	$13,885	$—

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

As of January 31, 2024 and April 30, 2023, $206.3 million and $206.3 million, respectively, was outstanding on the Term Loan Facility. As of January 31, 2024 and April 30, 2023, $163.8 million and $163.8 million, respectively, was outstanding under the Revolving Facility.

Outstanding letters of credit under the Revolving Facility were $13.3 million as of January 31, 2024, leaving approximately $322.9 million in available capacity under the Revolving Facility as of January 31, 2024. The outstanding balances noted above approximate fair value as the facilities have a floating interest rate.

Amounts outstanding under the Term Loan Facility and the Revolving Facility bear interest based on a fluctuating rate measured by reference to either, at the Company's option, a base rate plus an applicable margin or SOFR plus 10 basis points plus an applicable margin, with the applicable margin being determined by reference to the Company's then-current "Secured Net Leverage Ratio." The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company's then-current "Secured Net Leverage Ratio." In addition, a letter of credit fee accrues on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on SOFR loans, payable quarterly in arrears. As of January 31, 2024, the applicable margin with respect to base rate loans and SOFR loans was 0.0% and 1.0%, respectively, and the commitment fee was 0.1%.

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

As of January 31, 2024, the Company was in compliance with all covenants included in the A&R Credit Agreement.

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

For the three- and nine-month periods ended January 31, 2024, unrealized gains (losses), net of deferred taxes, of ($0.8) million and $2.7 million, respectively, were recorded in other comprehensive income, and $2.0 million and $5.6 million, respectively, of realized gains, net of deferred taxes, were reclassified out of accumulated other comprehensive income (loss) to interest expense, net due to interest received from and payments made to the swap counterparties. For the three- and nine-month periods ended January 31, 2023, unrealized gains (losses), net of deferred taxes, of ($1.3) million and $3.7 million, respectively, were recorded in other comprehensive income, and $1.3 million and $2.3 million, respectively, of realized gains, net of deferred taxes, were reclassified out of accumulated other comprehensive income (loss) to interest expense, net due to interest received from and payments made to the swap counterparties. As of January 31, 2024, the Company anticipates reclassifying approximately $8.1 million of net hedging gains from accumulated other comprehensive income into earnings during the next 12 months to offset the variability of the hedged items during this period.

The fair value of the derivative instruments are included in other assets on the condensed consolidated balance sheets.

Foreign Exchange Forward Contracts

At January 31, 2024, the Company held forward contracts maturing from February 2024 to April 2024 to purchase 117.0 million Mexican pesos at an exchange rate of 18.91 Mexican pesos to one U.S. dollar. Additionally, the Company entered into a contingent forward contract with maturities from May 2024 to April 2025 to purchase 660.0 million Mexican pesos at an exchange rate of 18.91 Mexican pesos to one U.S. dollar. This contingent forward contract gives the bank the option to cancel these forward contracts in April 2024. Additionally, the Company entered into a target accrual redemption forward agreement to purchase Mexican Pesos across 48 defined fixings. These fixings allow for U.S. dollars to be converted into Pesos at a rate of 18.60 Pesos to one U.S. Dollar. Cumulative profit is capped at an aggregate of approximately $0.6 million over the shorter of the life of the contract fixings or the utilization of the cap. An asset of $0.2 million is recorded in prepaid expenses and other on the condensed consolidated balance sheet.

Note M--Income Taxes

The effective income tax rates for the three- and nine-month periods ended January 31, 2024 was 25.4% and 23.8%, respectively, compared with 25.0% and 25.1% in the comparable period in the prior fiscal year. The effective rates were higher than the 21.0% U.S. statutory rate for all periods presented primarily due to state income taxes.

Note N--Revenue Recognition

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing, and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the three- and nine-months ended January 31, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2024	2023	2024	2023
Home center retailers	$174,270	$202,881	$578,602	$681,631
Builders	181,747	204,170	592,705	654,861
Independent dealers and distributors	66,085	73,662	222,917	248,613
Net Sales	$422,102	$480,713	$1,394,224	$1,585,105

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

As of January 31, 2024, the Company's two largest customers, Customers A and B, represented 33.5% and 18.6% of the Company's gross customer receivables, respectively. As of January 31, 2023, Customers A and B represented 39.9% and 16.4% of the Company's gross customer receivables, respectively.

The following table summarizes the percentage of net sales attributable to the Company's two largest customers for the three- and nine-months ended January 31, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2024	2023	2024	2023
Customer A	29.1%	29.5%	28.4%	29.5%
Customer B	12.2%	12.8%	13.1%	13.5%

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

Except as described below, the Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims that were deemed to be either probable or reasonably possible was not material as of January 31, 2024.

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

Included in the Final Determination is a list of Vietnamese suppliers not eligible for certification. AD and CVD cash deposits of 206% are required for imports from the Vietnamese suppliers not eligible for certification. Many of the Vietnamese suppliers appealed their inclusion on the ineligible for certification list in the Preliminary Determination. Because two of the Company’s primary Vietnamese plywood vendors remained on the ineligible for certification list in the Final Determination, the Company recorded a loss on unliquidated customs entries as of Final Determination in July 2023. The loss recorded in the first quarter of fiscal 2024 was $4.9 million, or $3.7 million net of tax. Through the third fiscal quarter of 2024, the Company has remitted deposits of $3.8 million pursuant to the Preliminary Determination. Based on the evidence provided from the Vietnamese suppliers, the specific characteristics of the product imported and other relevant matters, the Company intends to vigorously appeal the Final Determination that it is subject to these duties and disputes the findings of the Final Determination with regards to the Company. Our last order was placed with these vendors in June 2022.

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

Overview

American Woodmark Corporation manufactures and distributes kitchen, bath, and home organization products for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors. As of January 31, 2024, the Company operated 18 manufacturing facilities in the United States and Mexico, eight primary service centers, and one distribution center located throughout the United States.

The three-month period ended January 31, 2024 was the Company's third quarter of its fiscal year that ends on April 30, 2024 ("fiscal 2024").

Financial Overview

The Company was impacted by the following macro-economic trends during the third quarter of fiscal 2024:

•The median price per existing home sold increased during the fourth calendar quarter of 2023 compared to the same period one year ago by 3.9% according to data provided by the National Association of Realtors, and existing home sales decreased 9.5% during the fourth calendar quarter of 2023 compared to the same period in the prior year;
•The unemployment rate increased to 3.7% as of January 2024 compared to 3.4% as of January 2023, and 3.4% in April 2023, according to data provided by the U.S. Department of Labor;
•Mortgage interest rates increased with a thirty-year fixed mortgage rate of approximately 6.7% in January 2024, an increase of approximately 59 basis points compared to the same period in the prior year, according to Freddie Mac;
•Consumer sentiment as tracked by Thomson Reuters/University of Michigan increased from 64.9 in January 2023 to 79.0 in January 2024; and
•The inflation rate as of January 2024 was 3.1%, compared to 6.4% in January 2023 and 4.9% in April 2023 according to data provided by the U.S. Department of Labor.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, home owner equity, and housing affordability.

The Company earned net income of $21.2 million, or 5.0% of net sales, for the third quarter of fiscal 2024, compared with $14.7 million, or 3.1% of net sales, in the same period of the prior year, and earned net income of $89.4 million, or 6.4% of net sales, for the first nine months of fiscal 2024, compared with $63.6 million, or 4.0% of net sales, in the same period of the prior year.

Results of Operations

	Three Months Ended			Nine Months Ended
	January 31,			January 31,
(in thousands)	2024	2023	Percent Change	2024	2023	Percent Change

Net sales	$422,102	$480,713	(12.2)%	$1,394,224	$1,585,105	(12.0)%
Gross profit	$80,940	$75,340	7.4%	$293,708	$260,821	12.6%
Selling and marketing expenses	$21,945	$21,364	2.7%	$68,990	$71,781	(3.9)%
General and administrative expenses	$31,116	$28,848	7.9%	$101,746	$91,129	11.7%

Net Sales. Net sales were $422.1 million for the third quarter of fiscal 2024, a decrease of $58.6 million or 12.2% compared to the same period of fiscal 2023. For the first nine months of fiscal 2024, net sales were $1,394.2 million, reflecting a $190.9 million or 12.0% decrease compared to the same period of fiscal 2023. The Company's remodeling sales, which consist of our independent dealer and distributor channel sales and home center retail sales, decreased 13.1% during the third quarter and 13.8% during the first nine months of fiscal 2024 compared to the same prior year periods. Our independent dealer and distributor channel decreased 10.3% during the third quarter and 10.3% during the first nine months of fiscal 2024 compared to the comparable prior year periods. Our home center channel decreased by 14.1% during the third quarter of fiscal 2024 and 15.1% during the first nine months of fiscal 2024 compared to the same periods of fiscal 2023. Demand trends remain under pressure for our made-to-order and stock kitchen business due to lower in-store traffic rates and consumers choosing smaller sized projects.

Builder sales decreased 11.0% in the third quarter of fiscal 2024 and 9.5% during the first nine months of fiscal 2024 compared to the same periods of fiscal 2023. The Company believes that fluctuations in single-family housing starts and completions are the best indicator of new construction cabinet activity. Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts increased 20.2% during the third quarter of fiscal 2024 over the comparable prior year period, according to the U.S. Department of Commerce. In comparison, housing completions decreased 8.5% during the third quarter of fiscal 2024 over the comparable prior year period, according to the U.S. Department of Commerce.

Gross Profit. Gross profit margin for the third quarter of fiscal 2024 was 19.2% compared with 15.7% for the same period of fiscal 2023, representing a 350 basis point improvement. Gross profit margin for the first nine months of fiscal 2024 was 21.1% compared with 16.5% for the same period of fiscal 2023, representing a 460 basis point improvement. Gross profit margin in the third quarter and first nine months of the current fiscal year was positively impacted by favorable product mix and pricing matching inflationary cost impacts, operational improvements in our manufacturing facilities and stability in our supply chain.

Selling and Marketing Expenses. Selling and marketing expenses increased by $0.6 million or 2.7% during the third quarter of fiscal 2024 and decreased $2.8 million or 3.9% during the first nine months of fiscal 2024, compared to the same periods of the prior year. Selling and marketing expenses were 5.2% of net sales in the third quarter of fiscal 2024, compared with 4.4% for the same period of fiscal 2023. Selling and marketing expenses were 4.9% of net sales in the first nine months of fiscal 2024, compared with 4.5% for the same period of fiscal 2023. The increase in selling and marketing expenses during the third quarter of fiscal 2024 was driven primarily by higher incentive costs for employees and the decrease in selling and marketing expenses for the first nine months of fiscal 2024 was due to lower professional services spend and lower overall net sales.

General and Administrative Expenses. General and administrative expenses increased by $2.3 million or 7.9% during the third quarter of fiscal 2024 and $10.6 million or 11.7% during the first nine months of fiscal 2024, compared to the same periods of the prior year. General and administrative expenses were 7.4% of net sales in the third quarter of fiscal 2024, compared with 6.0% of net sales in the third quarter of fiscal 2023. General and administrative expenses were 7.3% of net sales in the first nine months of fiscal 2024, compared with 5.7% for the same period of fiscal 2023. The increase in general and administrative expenses during the third quarter and for the first nine months of fiscal 2024 was driven primarily by higher incentive and profit sharing costs for employees and lower net sales.

Effective Income Tax Rates. The effective income tax rates for the three- and nine-month periods ended January 31, 2024 was 25.4% and 23.8% compared with 25.0% and 25.1%, respectively, in the comparable periods in the prior fiscal year. The effective rate was higher than the 21.0% U.S. statutory rate for the three- and nine-month periods ended January 31, 2024 primarily due to state income taxes.

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

We define EBITDA as net income (loss) adjusted to exclude (1) income tax expense (benefit), (2) interest expense, net, (3) depreciation and amortization expense, and (4) amortization of customer relationship intangibles and trademarks. We define Adjusted EBITDA as EBITDA adjusted to exclude (1) expenses related to the acquisition of RSI Home Products, Inc. ("RSI acquisition") and the subsequent restructuring charges that the Company incurred related to the acquisition, (2) non-recurring restructuring charges, (3) net gain/loss on debt forgiveness, (4) stock-based compensation expense, (5) gain/loss on asset disposals, (6) change in fair value of foreign exchange forward contracts, and (7) pension settlement charges. We believe Adjusted EBITDA, when presented in conjunction with comparable GAAP measures, is useful for investors because management uses Adjusted EBITDA in evaluating the performance of our business.

We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales.

Adjusted EPS per diluted share

We use Adjusted EPS per diluted share in evaluating the performance of our business and profitability. Management believes that this measure provides useful information to investors by offering additional ways of viewing the Company's results by providing an indication of performance and profitability excluding the impact of unusual and/or non-cash items. We define Adjusted EPS per diluted share as diluted earnings per share excluding the per share impact of (1) expenses related to the RSI acquisition and the subsequent restructuring charges that the Company incurred related to the RSI acquisition, (2) non-recurring restructuring charges, (3) the amortization of customer relationship intangibles and trademarks, (4) net gain/loss on debt forgiveness, (5) pension settlement charges, and (6) the tax benefit of RSI acquisition expenses and subsequent restructuring charges, the net gain on debt forgiveness and modification and the amortization of customer relationship intangibles and trademarks. The amortization of intangible assets is driven by the RSI acquisition and will recur in future periods. Management has determined that excluding amortization of intangible assets from our definition of Adjusted EPS per diluted share will better help it evaluate the performance of our business and profitability and we have also received similar feedback from some of our investors.

Reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2024	2023	2024	2023

Net income (GAAP)	$21,227	$14,728	$89,418	$63,582
Add back:
Income tax expense	7,218	4,905	27,953	21,275
Interest expense, net	1,932	4,303	6,322	12,778
Depreciation and amortization expense	12,349	11,814	35,741	36,578
Amortization of customer relationship intangibles	7,610	11,416	30,444	34,250
EBITDA (Non-GAAP)	$50,336	$47,166	189,878	168,463
Add back:
Acquisition and restructuring related expenses (1)	7	20	47	60
Non-recurring restructuring charges (2)	—	1,310	(198)	1,310
Pension settlement, net	—	293	—	48
Change in fair value of foreign exchange forward contracts (3)	(2,342)	(324)	(241)	(904)
Stock-based compensation expense	2,784	1,859	7,186	5,249
(Gain) loss on asset disposal	(170)	666	1,423	879
Adjusted EBITDA (Non-GAAP)	$50,615	$50,990	198,095	175,105

Net Sales	$422,102	$480,713	$1,394,224	$1,585,105
Net income margin (GAAP)	5.0%	3.1%	6.4%	4.0%
Adjusted EBITDA margin (Non-GAAP)	12.0%	10.6%	14.2%	11.0%
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

Adjusted EBITDA. Adjusted EBITDA for the third quarter of fiscal 2024 was $50.6 million or 12.0% of net sales compared to $51.0 million or 10.6% of net sales for the same quarter of the prior fiscal year. Adjusted EBITDA for the first nine months of fiscal 2024 was $198.1 million or 14.2% of net sales compared to $175.1 million or 11.0% of net sales for the same periods of the prior fiscal year. The increase in Adjusted EBITDA for the first nine months of fiscal 2024 is primarily due to increased net income due to pricing better matching inflationary impacts, product mix and improved efficiencies in the manufacturing platforms, as our operations team continues to drive excellence in our plants. This was partially offset by a $4.9 million pre-tax charge related to the plywood case, as described in Note P — Other Information above.

Reconciliation of Net Income to Adjusted Net Income
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands, except share data)	2024	2023	2024	2023

Net income (GAAP)	$21,227	$14,728	$89,418	$63,582
Add back:
Acquisition and restructuring related expenses	7	20	47	60
Non-recurring restructuring charges	—	1,310	(198)	1,310
Pension settlement, net	—	293	—	48
Amortization of customer relationship intangibles	7,610	11,416	30,444	34,250
Tax benefit of add backs	(2,010)	(3,341)	(7,906)	(9,202)
Adjusted net income (Non-GAAP)	$26,834	$24,426	$111,805	$90,048

Weighted average diluted shares (GAAP)	16,124,198	16,695,714	16,380,756	16,661,234

EPS per diluted share (GAAP)	$1.32	$0.88	$5.46	$3.82
Adjusted EPS per diluted share (Non-GAAP)	$1.66	$1.46	$6.83	$5.40

Outlook.  From a net sales perspective, including third fiscal quarter 2024 results, we continue to expect low-double digit declines in net sales versus fiscal year 2023, with high single digit declines in the fourth fiscal quarter. We are increasing and narrowing our Adjusted EBITDA expectation for the full fiscal year 2024 outlook to a range of $247 million to $253 million for fiscal 2024 (which includes the now completed first nine months). The increase in our expected outlook is due to the strong operational performance and execution we have achieved in the first nine months of fiscal 2024. Reiterating our outlook from the past quarter, we have begun operations in our new locations in Hamlet, North Carolina and Monterrey, Mexico, and will continue to ramp up production throughout the calendar year. This will negatively impact our results in the short-term, as we will be incurring operational expenses without the offsetting full revenue performance of these locations. The total impact of these expenses is expected to be approximately $8.0 million to $9.0 million in the full fiscal year 2024, with more than half of these charges occurring in the fourth fiscal quarter.

We have continued to deprioritize debt repayments, focus on investing back into the business and shares repurchases. Investments in property, plant and equipment for the first nine months of fiscal 2024 were $54.9 million compared to $17.1 million in the same period of the prior year. During the first nine months of fiscal 2024, we repurchased $71.8 million of the Company's common shares and have $105.4 million remaining authorization as of January 31, 2024. Lastly, we have our debt position at a leverage ratio we wanted to achieve and will be deprioritizing paying down debt during the remainder of fiscal 2024.

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

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $97.8 million at January 31, 2024, representing a $56.1 million increase from its April 30, 2023 levels primarily due to $187.4 million cash provided by operations in the first nine months of fiscal 2024 compared with $110.8 million in the same period of the prior year, partially offset by $54.9 million in payments to acquire property, plant, and equipment, and $71.8 million of stock repurchases. The increase in the Company's cash from operating activities was driven primarily by an increase in net income and cash inflows from inventories, accounts payable, prepaid expenses and other assets, and accrued compensation and related expenses, partially offset by cash outflows from customer receivables, net, and income taxes. At January 31, 2024, total long-term debt (including current maturities) was $373.4 million. The Company's ratio of long-term debt to total capital was 29.3% at January 31, 2024, compared with 29.7% at April 30, 2023.

The Company's main source of liquidity is its cash and cash equivalents on hand and generally cash generated from its operating activities. The Company can also borrow amounts under the Revolving Facility.

On April 22, 2021, the Company amended and restated its prior credit agreement and on January 17, 2023 the Company entered into an amendment of such agreement to transition the applicable interest rate from LIBOR to SOFR, effective January 31, 2023. The amended and restated credit agreement (the "A&R Credit Agreement") provides for a $500 million revolving loan facility with a $50 million sub-facility for the issuance of letters of credit (the "Revolving Facility") and a $250 million term loan facility (the "Term Loan Facility"). Also on April 22, 2021, the Company borrowed the entire $250 million under the Term Loan Facility and approximately $264 million under the Revolving Facility to fund, in part, the repayment in full of the amounts then outstanding under its prior credit agreement and the complete redemption of its 4.875% Senior Notes due 2026. The Company is required to repay the Term Loan Facility in specified quarterly installments. The Revolving Facility and Term Loan Facility mature on April 22, 2026. Approximately $322.9 million was available under the Revolving Facility as of January 31, 2024.

The A&R Credit Agreement includes certain financial covenants that require the Company to maintain (i) a "Consolidated Interest Coverage Ratio" of no less than 2.00 to 1.00 and (ii) a "Total Net Leverage Ratio" of no greater than 4.00 to 1.00, subject, in each case, to certain limited exceptions.

The A&R Credit Agreement includes certain additional covenants, including negative covenants that restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create additional liens on its assets, make certain investments, dispose of its assets or engage in a merger or other similar transaction or engage in transactions with affiliates, subject, in each case, to the various exceptions and conditions described in the A&R Credit Agreement. The negative covenants further restrict the ability of the Company and certain of its subsidiaries to make certain restricted payments, including, in the case of the Company, the payment of dividends and the repurchase of common stock, in certain limited circumstances. See Note K — Loans Payable and Long-Term Debt for a discussion of interest rates under the A&R Credit Agreement and our compliance with the covenants in the A&R Credit Agreement. We expect to remain in compliance with each of the covenants under the A&R Credit Agreement during the remainder of fiscal 2024.

As of January 31, 2024 and April 30, 2023, the Company had no off-balance sheet arrangements.

The Company's investing activities primarily consist of investment in property, plant and equipment and promotional displays. Net cash used for investing activities was $55.7 million in the first nine months of fiscal 2024, compared with $19.3 million in the comparable period of fiscal 2023.

During the first nine months of fiscal 2024, net cash used by financing activities was $75.6 million, compared with $68.1 million in the comparable period of the prior fiscal year. The increase in cash used during the first nine months of fiscal 2024 was primarily driven by $71.8 million of common stock repurchases, offset by a decrease in net debt repayments of $2.0 million during the first nine months of fiscal 2024 compared to $67.3 million of net debt repayments in the same period of the prior fiscal year.

On November 29, 2023 the Board of Directors authorized a stock repurchase program of up to $125 million of the Company's outstanding common shares. In conjunction with this authorization the Board of Directors cancelled the remaining $22.1 million that had yet to be repurchased under the $100 million existing authorization from May 25, 2021. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the A&R Credit Agreement, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management generally expects to fund any share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. The Company repurchased $19.6 million of its common shares during the third quarter of fiscal 2024. As of January 31, 2024, $105.4 million of funds remained available from the amounts authorized by the Board to repurchase the Company's common stock.

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

The A&R Credit Agreement includes a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of January 31, 2024 would increase our annual interest expense by approximately $1.7 million. See Note K — Loans Payable and Long-Term Debt for further discussion.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2024. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended January 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details share repurchases made by the Company during the third quarter of fiscal 2024:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (000)
	(1)	Per Share	Programs	(1)
November 1 - 30, 2023	—	$—	—	$125,000
December 1 - 31, 2023	—	$—	—	$125,000
January 1 - 31, 2024	215,629	$91.16	215,629	$105,367
Quarter ended January 31, 2024	215,629	$91.16	215,629	$105,367

(1) Under a stock repurchase authorization approved by its Board on November 29, 2023, the Company was authorized to purchase up to $125 million of the Company's common shares. Management funded these share repurchases using available cash and cash generated from operations. Repurchased shares became authorized but unissued common shares. At January 31, 2024, $105.4 million of funds remained from the amounts authorized by the Board to repurchase the Company's common shares. The Company purchased a total of 215,629 common shares, for an aggregate purchase price of $19.6 million, during the third quarter of fiscal 2024 under the authorization pursuant to a repurchase plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended January 31, 2024, none of the Company’s directors or executive officers adopted, terminated or modified a "Rule 10b5-1 trading agreement" or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended July 31, 2004; Commission File No. 000-14798).

3.2	Bylaws – as amended effective January 16, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K as filed on January 22, 2024; Commission File No. 000-14798).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

101
Interactive Data File for the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2024 formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

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

Date: February 29, 2024
Signing on behalf of the registrant and
as principal financial and accounting officer