Form 10-K
period 2024-04-30
AMERICAN WOODMARK CORP
filed 2024-06-26
CIK 794619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended April 30, 2024
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
Yes ☐  No ☒
The aggregate market value of the registrant's Common Stock, no par value, held by non-affiliates of the registrant as of October 31, 2023, the last business day of the Company's most recent second quarter was $1,067,379,515.
As of June 17, 2024, 15,587,458 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 22, 2024 ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

American Woodmark Corporation
2024 Annual Report on Form 10-K

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

Our Business

American Woodmark celebrates the creativity in all of us. With over 8,600 employees and more than a dozen brands, we're one of the nation's largest cabinet manufacturers. From inspiration to installation, we help people find their unique style and turn their home into a space for self-expression. By partnering with major home centers, builders, and independent dealers and distributors, we spark the imagination of homeowners and designers and bring their vision to life. Across our service and distribution centers, our corporate office and manufacturing facilities, you'll always find the same commitment to customer satisfaction, integrity, teamwork, and excellence.

We believe the strength of our culture and connections will deliver profitability through Growth, Digital Transformation, and Platform Design ("GDP"). Our GDP strategy is the lens we use to view our long-term decision-making, enabling growth and profitability through the cycle. Growth will maximize our market opportunity through key initiatives. Digital Transformation will strengthen our goal of becoming "One American Woodmark." Lastly, Platform Design will leverage complexity reduction and operational excellence to drive margin improvement.

Our Products

We offer a wide variety of products that fall into product lines including kitchen cabinetry, bath cabinetry, office cabinetry, home organization and hardware. Our cabinetry products are available in a variety of designs, finishes and finish colors and door styles.

Made-to-order products are typically constructed with higher grade materials and more options compared to our stock products; and are special ordered from all channels and shipped directly to the home from our factory. Stock products typically have limited SKUs and high volumes; and are primarily sold point-of-sale as “cash and carry products” through home centers. Our kitchen cabinetry and bath cabinetry products are offered across all product categories (made-to-order and stock) while our home organization products are exclusively stock products.

Our Market

Our products are sold on a national basis across the United States to the remodeling and new home construction markets. We service these markets through three primary channels: home centers, builders, and independent dealers and distributors. We distribute our products to each market channel directly from our assembly plants and through a third party logistics network.

Our Customers

We serve three main categories of customers: home centers, builders, and independent dealers and distributors.

Home Centers

Pro business customers, contractors, builders, remodelers, and do-it-yourself homeowners use our products primarily for repair and remodel ("R&R") projects. Products for R&R projects are predominately purchased through home centers such as Home Depot and Lowe's. Due to the market presence, store network and customer reach of these large home centers, our strategy has been to develop long-term strategic relationships with both Home Depot and Lowe's to distribute our products. During the fiscal year ended April 30, 2024 ("fiscal 2024"), Home Depot and Lowe's combined accounted for approximately 41.6% of net sales of the Company. The loss of either Home Depot or Lowe's as a customer would have a material adverse effect on us.

Builders

The builder business represents a large portion of our overall revenue and has historically been a strategic component of our go-to-market strategy. We serve 19 of the top 20 U.S. builders with a high degree of geographic concentration around major metro areas where single family starts are most robust. We also serve multi-family builders, primarily in the Southwest region of the U.S. Our various service center locations are close to these builders and enable us to deliver exceptional service to our builder partners. During fiscal 2024, builders accounted for approximately 42.4% of net sales of the Company.

Independent Dealers & Distributors

In 2010, we expanded our business into the independent dealers channel with the launch of the Waypoint Living Spaces® brand. Today, we sell this brand to over 1,500 regional and local dealers across the country. The independent dealer and distributor channel is the largest by volume, characterized by a high degree of entrepreneurship and one that rewards suppliers that deliver great service. Our ability to provide superior value delivered with exceptional service has helped drive our expansion into this channel which will continue to be a strong growth and market share opportunity for us. Within our distributor channel we also sell our newly launched 1951 CabinetryTM brand through a network of regional distributors who are focused on selling a complete variety of building materials to small and midsized builders and contractors within their local markets. 1951 Cabinetry will be sold directly to distributors with a wide range of product offerings. Their styles and finishes will blend both timeless and on-trend designs that are curated to favor individual preferences for a traditional or contemporary feel. The brand maintains a commitment to longevity without compromising the excitement surrounding modern flair. Alongside the launch of 1951 Cabinetry comes 1951 Foundations and 1951 Progressions. 1951 Foundations and 1951 Progressions utilize American Woodmark’s Made-to-Stock options to address the market demand for high-quality craftsmanship at an affordable price point with their focused selections of the most popular styles and finishes. During fiscal 2024, independent dealers and distributors accounted for approximately 16.0% of net sales of the Company.

Manufacturing, Distribution and Service

Our manufacturing facilities are strategically located to serve our customers, which enhances our ability to provide high quality, value priced products with low production costs. We manufacture our products across 18 facilities located in Maryland, Indiana, West Virginia, Georgia, Arizona, Kentucky, Virginia, California, Texas, and North Carolina in the United States, and Tijuana and Monterrey, Mexico. We built a new manufacturing facility in Monterrey, Mexico, which began operations in the third quarter of fiscal 2024, and expanded our Hamlet, North Carolina facility. This investment established a component operation in eastern Mexico, and a stock kitchen and bath center of excellence delivering additional capacity for our east coast markets. The geographic distribution of our facilities throughout the United States, together with our third party logistics network for the American Woodmark business and beneficial freight arrangements with home centers, enable us to provide a "short supply chain" to our U.S. customers. The ordering patterns of Home Depot and Lowe's, our two biggest customers, require suppliers to have sufficient manufacturing capacity to meet demand and to serve a large number (frequently hundreds to thousands) of stores. They impose strict logistics and performance criteria on us. The scale and strategic locations of our manufacturing facilities help us to meet these demands of the home center customers, as well as provide a logistics platform that we can leverage for builders and independent dealers and distributors. We distribute our products through one stand-alone distribution center, distribution centers located in some of our manufacturing facilities, and other third party locations to maximize efficiency. Our vertically-integrated production and assembly lines, standardized product construction, and investments in automation have allowed us to continuously improve productivity, and develop an expertise in wood processing, alternate materials, and yield-maximizing technologies. We have standardized our raw material inputs and a number of our production processes, which reduces logistical requirements to manufacture and gives us increased economies of scale in sourcing these inputs. Certain of our inputs are also partially processed by our vendors, which reduces cost. In addition, our production of labor-intensive manufacturing and fabrication processes in our four Mexico facilities has enabled us to keep overall labor costs low while maintaining higher quality, greater speed-to-market and transportation cost advantage over Asian based manufacturers.

We also provide complete turnkey installation services to our direct builder customers via our network of eight primary service centers that are strategically located throughout the United States in Virginia, Texas, North Carolina, Georgia, Florida, Arizona and California.

We regularly evaluate our organizational productivity and supply chains and assess opportunities to reduce costs and enhance quality. Through operational excellence, we strive to improve quality, speed and flexibility to meet changing and uncertain market conditions, as well as manage cost inflation, including wages and employee medical costs.

Raw Materials and Suppliers

The primary raw materials used in our products include various wood species, including hard maple, cherry, and beech, particle board, medium density fiberboard, high density fiberboard, and plywood. Additional raw materials include paint, manufactured components, and hardware. We purchase these, and other raw materials, from more than one source and generally believe them to be readily available. We rely on outside suppliers for some of our key components and do not typically enter into long-term contracts with our suppliers or sourcing partners. We source a portion of our components from third parties in Asia and Europe. The distances involved in these arrangements, together with the differences in business practices, shipping and delivery requirements, and laws and regulations add complexity to our supply chain logistics and increase the potential for interruptions in our production scheduling.

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

Human Capital Resources

Employees

As of April 30, 2024, we employed over 8,600 full-time employees, with approximately 228 unionized employees in Anaheim, California. We believe that our employee relations and relationship with the union representing the employees in Anaheim are good.

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
•Fund the American Woodmark Foundation and the AWCares Fund, which serve as vehicles for our employees to serve the community and receive financial assistance for unforeseen personal disaster or tragedy; and
•Provide scholarship opportunities to family members for our employees.

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

Safety

We have established comprehensive safety programs throughout our operations to provide our employees with the tools they need to comply with the safety standards established under federal, state, and local laws and regulations or independently by us. Our safety leadership teams monitor our safety programs and related benchmarking with the goal of improving safety across the Company. Our rate of incidents recordable under the standards of the Occupational Safety and Health Administration (“OSHA”) per one hundred employees per year, also known as the OSHA recordable rate, was 1.42 during fiscal 2024, which is 57% better than the industry average of 3.3 according to the U.S. Department of Labor.

Diversity and Inclusion

American Woodmark is an equal opportunity employer, and we strive to create an opportunity that is free from discrimination and harassment. That commitment extends to cultivating an inclusive environment where every individual is respected, valued, appreciated, and empowered to contribute their unique perspectives. We believe that embracing inclusion, not only results in increased diversity but also contributes to more robust solutions through learning and innovation.

In recent years, we have made significant progress in promoting diversity and inclusion throughout our organization. We have implemented Right Environment Councils across all our locations, ensuring meaningful engagement with employees at all levels and within the communities we serve. Moreover, we have placed a strong emphasis on educating our leaders and staff through comprehensive training on diversity and inclusion topics across our hourly and salaried employees, bolstering awareness and actionable insights through initiatives like our employee engagement survey, which now includes categorized diversity and inclusion questions, developed a Women in Operations mentorship program, and launched a quarterly series podcast committed to discussing topics around inclusion to the organization.

We have elevated our efforts and continue pursuing strategic initiatives led by our Inclusion, Diversity, Equity, and Alignment (IDEA) team. Our enterprise-wide social strategic roadmap guides our ongoing endeavors, incorporating representation metrics into our organizational scorecards.

Looking ahead, we are unwavering in our commitment to deepen our culture of inclusion and leverage the voices and perspectives within our company. Our dedication to diversity and inclusion is not only rooted in our values but also vital to our organization's success.

Our Competitive Strengths

Market Leader with North American Manufacturing and Distribution Network

We believe our company holds the number two or three market position in the United States cabinet market with an estimated 10% market share based on publicly available information. We are one of a select number of market participants with a national manufacturing and distribution footprint, which includes 18 manufacturing facilities in the United States and Mexico, and eight primary service centers and one distribution center located throughout the United States. Our operating footprint provides us an ability to service our builder, independent dealers and distributors, and home centers customers nationwide, offering them a broad set of products across a variety of price points. Our facilities are strategically located in or near major metropolitan markets to facilitate efficient product distribution to our customers. We believe the scale and breadth of our operations differentiate us and result in a competitive advantage providing superior customer service, low-cost distribution, and on-time delivery.

Comprehensive Product Offering with Diversified End-Markets

We believe that the diversity of our product portfolio across categories, channels, and end-markets enables our financial performance, both in periods of growth and cyclicality. Our made-to-order offerings provide products for customers looking for a designer product, which can be used for both new home construction and remodeling applications. Our stock offering allows us to further serve our existing end-markets through the addition of a lower price point product that is well-suited for areas of growing demand such as new home construction targeting the first-time homebuyer. We also offer turnkey cabinet solutions for our builder customers which we believe is a unique aspect of our service platform. Our turnkey solution provides in-house design and measurement as well as installation service. We believe the ability to leverage our labor and expertise is a value-added service to our builder customers which has helped strengthen our position in the new home construction market.

Deep Relationships with Leading Retailers

We have built strong and stable relationships with a base of long-standing customers across home centers, builders, and independent dealers and distributors. We have an average relationship length of 20 plus years with our top 10 customers, including long-standing relationships with Home Depot and Lowe's. We believe our customers value our North American manufacturing and distribution footprint, which allows us to meet demanding logistics and performance criteria. We believe our focus on providing exceptional customer service and a quality product at a competitive price have enabled us to establish ourselves as a vendor of choice.

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

Experienced Management Team

We have assembled an executive team from leading organizations with a deep base of management experience within industrial manufacturing companies. Our President and Chief Executive Officer, M. Scott Culbreth, joined our team in 2014 as the Chief Financial Officer and was named Chief Executive Officer in 2020. Mr. Culbreth's career in the manufacturing industry has been highlighted with multiple leadership roles in finance. Our other senior executives all have over twenty plus years of experience working for multi-national companies, with individual backgrounds in manufacturing, finance, sales and human resources.

Item 1A.    RISK FACTORS

There are a number of risks and uncertainties that may affect the Company's business, results of operations, and financial condition. These risks and uncertainties could cause future results to differ from past performance or expected results, including results described in statements elsewhere in this report that constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Additional risks and uncertainties not presently known to the Company or currently believed to be immaterial also may adversely impact the Company's business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on the Company's business, financial condition, and results of operations. These risks and uncertainties, which the Company considers to be most relevant to specific business activities, include, but are not limited to, the following. Additional risks and uncertainties that may affect the Company's business, results of operations, and financial condition are discussed elsewhere in this report, including in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Forward-Looking Statements," "Seasonality," and "Outlook for Fiscal 2025" and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

Risks related to our business and industry

Because of the concentration of our sales to our two largest customers, the loss of either customer or a significant reduction in orders from either customer could adversely affect our financial results. Home Depot and Lowe's collectively accounted for approximately 41.6% of total net sales during the fiscal year 2024. We do not typically enter into long-term sales contracts with Home Depot or Lowe's and our sales usually occur on a "purchase order" basis. Our customers can make significant changes in their purchase volumes and can seek to significantly affect the prices we receive for our products and services and the other terms and conditions on which we do business. They have in the past discontinued, and may in the future choose to discontinue, purchasing some or all of our products with little or no notice. In the past, purchase volumes from our customers, including Home Depot and Lowe's, have fluctuated substantially, and we expect such fluctuations to occur from time to time in the future. Any reduction in, or termination of, our sales to either Home Depot or Lowe's could have a material adverse effect on our business, financial condition, or results of operations.

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

Our business primarily relies on U.S. home improvement, repair and remodel and new home construction activity levels, all of which are impacted by risks associated with fluctuations in the housing market. Downward changes in the general economy, the housing market, or other business conditions could adversely affect our results of operations, cash flows, and financial condition. Our business primarily relies on home improvement, repair and remodel and new home construction activity levels in the United States. The housing market is sensitive to changes in economic conditions and other factors, such as the level of employment, access to labor, consumer confidence, consumer income, availability of financing and interest rate levels, and available inventory. Consistent with our fiscal 2024 net sales volume decrease, adverse changes in any of these conditions generally, or in any of the markets where we operate, could decrease demand and could adversely impact our businesses by:
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

We may fail to fully realize the anticipated benefits of our growth strategy within the home center, independent dealer and distributor and builder channels. Part of our growth strategy depends on expanding our business in the home center, independent dealer and distributor and builder channels. We may fail to compete successfully against other companies that are already established providers within the home center, independent dealer and distributor and builder channels. Demand for our products within the home center, builder, and independent dealer and distributor channels may not grow, or might even decline. In addition, we may not accurately gauge consumer preferences and successfully develop, manufacture, and market our products at a national level. Further, the implementation of our growth strategy may place additional demands on our administrative, operational, and financial resources and may divert management's attention away from our existing business and increase the demands on our financial systems and controls. If our management is unable to effectively manage growth, our business, financial condition, or results of operations could be adversely affected. If our growth strategy is not successful then our revenue and earnings may not grow as anticipated or may decline, we may not be profitable, or our reputation and brand may be damaged. In addition, we may change our financial strategy or other components of our overall business strategy if we believe our current strategy is not effective, if our business or markets change, or for other reasons, which may cause fluctuations in our financial results.

Manufacturing expansion to add capacity, manufacturing realignments, and other cost savings programs could result in a decrease in our near-term earnings. We continually review our manufacturing operations. These reviews could result in the expansion of capacity, manufacturing realignments, and various cost savings programs. Effects of manufacturing expansion, realignments, or cost savings programs could result in a decrease in our short-term earnings until the additional capacity is in place, cost reductions are achieved, and/or production volumes stabilize, such as our expansion of stock kitchen and bath capacity in North Carolina and Mexico, which was completed during the fiscal year. Such manufacturing expansions, realignments, and programs involve substantial planning, often require capital investments, and may result in charges for fixed asset impairments or obsolescence and substantial severance costs. We also cannot provide assurance that we will achieve all of the intended cost savings. Our ability to achieve cost savings and other benefits within expected time frames is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive, and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business, financial condition, and results of operations could be materially and adversely affected. In addition, downturns in the economy could potentially have a larger impact on the Company as a result of any added capacity.

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

Other general risks applicable to us and our business

We may incur future goodwill impairment charges or other asset impairment charges which could negatively impact our future results of operations and financial condition. We recorded significant goodwill as a result of the acquisition of RSI Home Products, Inc. (the "RSI Acquisition" or "RSI") in fiscal 2018. Goodwill represents a substantial portion of our assets. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets which we review both on an annual basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination is made that a significant impairment in value of goodwill or long-lived assets has occurred, such determination could require us to impair a substantial portion of our assets. Asset impairments could have a material adverse effect on our financial condition and results of operations.

The implementation of our Enterprise Resource Planning system could disrupt our business. We are in the process of implementing a common Enterprise Resource Planning (ERP) platform over several fiscal years. The first wave (including the procurement, general ledger, accounts payable, projects, and fixed asset modules) went live in the second half of fiscal 2022. During fiscal 2024, our new Monterrey, Mexico facility went live. We have begun planning for the next implementation in our Anaheim and Riverside, California facilities in fiscal 2025. Although we currently expect the ERP implementation to increase efficiencies by leveraging a common, cloud-based system throughout the Company and standardizing processes and reporting, our ERP system implementation may not result in improvements that outweigh its costs and may disrupt our operations. Our inability to mitigate existing and future disruptions could adversely affect our sales, earnings, financial condition and liquidity. The ERP system implementation subjects us to substantial costs and inherent risks associated with migrating from our legacy systems. These costs and risks could include, but are not limited to:
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

We could pursue growth opportunities through either acquisitions, mergers or internally developed projects, which may be unsuccessful or may adversely affect our future financial condition and operating results. We could pursue opportunities for growth through either acquisitions, mergers, or internally developed projects as part of our growth strategy. We cannot provide assurance that we will be successful in integrating an acquired business or that an internally developed project will perform at the levels we anticipate. We may pay for future acquisitions using cash, stock, the assumption of debt, or a combination of these. Future acquisitions could result in dilution to existing shareholders and to earnings per share. In addition, we may fail to identify significant liabilities or risks associated with a given acquisition that could adversely affect our future financial condition, and operating results or result in us paying more for the acquired business or assets than they are worth.

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

Natural disasters, terrorist acts or other catastrophic events could have a material adverse effect on our business, financial condition, or results of operations. Many of our facilities are located in regions that are vulnerable to natural disasters and other risks, such as earthquakes, fires, floods, tropical storms, hurricanes, and snow and ice, which at times have disrupted the local economy and posed physical risks to our property. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the United States and other countries. Our redundant, multiple site capacity may not be sufficient in the event of a natural disaster, terrorist act or other catastrophic event. Such disruptions could, among other things, disrupt our manufacturing or distribution facilities and result in delays or cancellations of customer orders for our products, which in turn could have a material adverse effect on our business, financial condition and results of operations. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, end-user customers in that region may delay or forego purchases of our products, which may materially and adversely impact our operating results for a particular period.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 1C.    Cybersecurity

Risk Management and Strategy

Our operations rely on both on-premises and cloud-hosted IT solutions for critical business processes such as compliance, reporting, marketing, e-commerce, operations, product development, manufacturing, distribution, data management, and stakeholder communication. Recognizing the paramount importance of cybersecurity in today's digital landscape, we are committed to safeguarding our information assets, protecting consumer data, and maintaining the integrity and availability of our systems. To this end, we have implemented a comprehensive cybersecurity risk management framework designed to identify, assess, mitigate, and prevent potential cybersecurity risks, aligning with industry best practices and all applicable regulatory requirements. We evaluate our cybersecurity risk management framework against the National Institute of Standards and Technology's Cybersecurity Framework (NIST-CSF), which outlines the core components and responsibilities necessary to sustain a robust and well-balanced cybersecurity program.

The foundation of our framework rests on these key principles: (i) risk assessment and threat intelligence gathering; (ii) implementing robust security controls; (iii) maintaining effective incident response capabilities; (iv) promoting employee awareness and providing cybersecurity training; and (v) managing third-party risks. We continue to integrate our cybersecurity framework into our overarching enterprise risk management processes, enabling us to capitalize on our extensive enterprise-wide experience in risk management and swiftly adapt to the ever-evolving cybersecurity threat landscape.

Risk Assessment and Threat Intelligence: Under the oversight of the Chief Information Officer (CIO), we conduct periodic risk assessments to pinpoint potential cybersecurity vulnerabilities and threats. These assessments entail evaluating the security posture of critical systems, networks, and applications, as well as analyzing the potential impact of cybersecurity threats on our business operations, financial condition, and reputation. Additionally, we perform continuous threat monitoring and deployed monitoring systems, encompassing technologies such as intrusion detection systems, security information and event management tools, and threat intelligence programs.

To ensure the effectiveness of our existing cybersecurity controls and processes, and identify areas for improvement based on the latest industry best practices, we regularly engage third-party consulting services to conduct independent audits and assessments. Additionally, we leverage external expertise to evaluate our cybersecurity and risk management strategy, review policies and procedures to address emerging risks, and maintain ongoing compliance with evolving legal and regulatory requirements.

Security Controls: Our approach to cybersecurity employs a multi-layered strategy, implementing a range of technical administrative and physical controls to safeguard critical systems and data. These controls encompass (i) firewalls, intrusion detection, and prevention systems to monitor and block unauthorized access attempts, detect and prevent malicious activities, and protect network infrastructure; (ii) encryption, including secure protocols and multi-factor authentication, to secure information in transit and at rest; and (iii) a secure network architecture that segregates critical systems from the public internet, limiting exposure to potential threats. We also conduct regular security patching to mitigate emerging cyber threats proactively.

Incident Response: We have implemented an incident response plan and playbook, encompassing procedures designed to respond to and recover from cybersecurity incidents. In collaboration with third-party security consultants, we conduct ongoing reviews and tabletop exercises of these procedures, which provide detailed descriptions of the roles and responsibilities of key stakeholders, as well as the protocols for communication and coordination during an incident. The procedures also outline guidelines for escalating incident information to our Cybersecurity Steering Committee, senior management, our Audit Committee (which, as discussed below, has been delegated the responsibility for our Board of Directors (the "Board") cybersecurity risk oversight function), our full Board, and for providing timely public disclosure when necessary.

Employee Awareness and Training: Our employees play a pivotal role in maintaining a strong cybersecurity posture. Our Information Security Policy Framework outlines the requirements for employee conduct concerning company information and company-managed devices, encompassing relevant privacy, data security, and data retention policies. We believe our Information Security Policy Framework aligns with industry best practices and applicable legal and regulatory requirements. Complementing our Information Security Policy Framework, we conduct regular cybersecurity training campaigns that emphasize the importance of cybersecurity awareness. These campaigns address relevant cybersecurity topics, such as common cybersecurity threats, phishing awareness, and best practices for safeguarding sensitive information. Employees are held accountable for completing all assigned cybersecurity programs and meeting certain performance thresholds in phishing awareness and testing exercises.

Third-Party Risk Management: We recognize the potential cybersecurity risks inherent in our relationships with third parties. To address this, we have implemented a comprehensive third-party risk management program designed to identify and oversee such risks. This program relies on key elements, including risk assessment, due diligence, contractual provisions, and ongoing monitoring, to identify and mitigate impacts from high-risk third parties and specific risks. We utilize security risk assessment questionnaire tools to identify high-risk third parties, enabling us to proactively and effectively assess and mitigate potential security vulnerabilities.

Governance

Our Board dedicates time and attention to our cybersecurity and information technology risks. The Board executes its cybersecurity risk oversight function collectively and by delegating responsibility to our Audit Committee. Our CIO presents to the Board at least annually and to our Audit Committee at least quarterly, covering a broad range of topics, such as recent and potential cybersecurity threats and incidents across our industry, best practices and policies, emerging trends, vulnerability assessments, and management's ongoing efforts to prevent, detect, and address internal and external cybersecurity threats specific to our organization. These briefings also include periodic third-party cybersecurity program assessments, benchmarks, and updates from our cybersecurity incident management exercises. Cybersecurity risks are documented and shared with our Audit Committee and the Board quarterly.

While our Board and Audit Committee oversees cybersecurity risk, senior management is responsible for actively managing cybersecurity risk, including overseeing and executing the risk management strategies discussed above. Senior management reports to the Board semi-annually on our enterprise risk management processes, ensuring transparency and accountability.

Additionally, our Cybersecurity Steering Committee is co-chaired by our CIO and Cybersecurity, Governance Risk and Compliance manager along with other key leaders, including the Chief Human Resources Officer, Vice President of Finance, Corporate Controller, Senior Corporate Risk Manager, Director of Enterprise Infrastructure and Senior Director of Internal Audit, all overseeing the management of key cybersecurity risks and strategy for the organization. The Cybersecurity Steering Committee meets and receives bi-monthly updates, which provide ongoing visibility into cybersecurity risks and mitigation efforts.

Through this robust governance structure, involving Board oversight, senior management leadership, and a cross-functional committee, we maintain a proactive and comprehensive approach to managing cybersecurity risks across the organization.

As of the date of this filing, we are not aware of any current cybersecurity threats or cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business, results of operations or financial condition. For further discussion of the risks related to cybersecurity, see Item 1A. Risk Factors.

Item 2.        PROPERTIES

We own our corporate office located in Winchester, Virginia. In addition, we lease five manufacturing facilities, one manufacturing facility/service center, and one distribution center in the United States and we lease four manufacturing facilities in Mexico. We own eight manufacturing facilities located primarily in the eastern and southern United States. We also lease seven primary service centers, ten satellite service centers, and four additional offices located throughout the United States that support the sale and distribution of products to each market channel. We consider our properties suitable for our business and adequate for our needs and believe that, if necessary, we could find additional and/or replacement facilities to lease without suffering a material adverse effect on our business.

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

The Company believes that the aggregate range of estimated loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of April 30, 2024, with the exception of the Antidumping and Countervailing Duties Investigation discussed in Note L — Commitments and Contingencies in the Notes to the Consolidated Financial Statements herein.

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

Name	Age	Position(s) Held During Past Five Years and at the Company
M. Scott Culbreth	53	Company President and Chief Executive Officer from July 2020 to present; Company Senior Vice President and Chief Financial Officer from February 2014 to July 2020.

Paul Joachimczyk	52
Company Senior Vice President and Chief Financial Officer from August 2022 to present; Company Vice President and Chief Financial Officer from July 2020 to August 2022; Vice President, Financial Planning and Analysis, from February 2019 to July 2020.

Robert J. Adams, Jr.	58	Company Senior Vice President, Manufacturing and Technical Operations from August 2015 to present; Company Vice President of Value Stream Operations from September 2012 to August 2015; Company Vice President of Manufacturing and Engineering from April 2012 to September 2012.

Dwayne L. Medlin	56
Company Senior Vice President, Remodel Sales from August 2023 to present; Company Vice President, Remodel Sales from May 2021 to August 2023; Company Vice President Home Center Sales from June 2018 to May 2021.

Kimberly G. Coldiron	45
Company Senior Vice President, Chief Human Resources Officer from August 2023 to present; Company Vice President, Chief Human Resources Officer from February 2021 to August 2023; Executive Vice President, Chief Human Resources Officer at OmniMax, International from 2019 to February 2021.

PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

American Woodmark Corporation common stock is listed on The NASDAQ Global Select Market under the "AMWD" symbol.

As of June 17, 2024 there were approximately 27,500 total shareholders of the Company's common stock, including 6,300 shareholders of record and 21,100 beneficial owners whose shares are held in "street" name by securities broker-dealers or other nominees. The Company's shareholders also include approximately 70% of the Company's employees who are eligible to participate in the American Woodmark Corporation Retirement Savings Plan. The Company does not currently pay cash dividends and has no current intention to do so in the near future. The determination as to the payment of future dividends will be made by the Board of Directors (the "Board") from time to time and will depend on the Company's then current financial condition, capital requirements, and results of operations, as well as any other factors then deemed relevant by the Board, and will be subject to applicable restrictions in the credit agreement governing the Company's credit facility

Purchase of Equity Securities by the Issuer

The following table details share repurchases by the Company during the fourth quarter of fiscal 2024:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (000)
	(1)	Per Share	Programs	(1)
February 1 - 29, 2024	77,542	$92.59	77,542	$98,206
March 1 - 31, 2024	—	N/A	—	$—
April 1 - 30, 2024	93,029	$94.64	93,029	$89,476
Quarter ended April 30, 2024	170,571	$93.74	170,571	$89,476

(1) Under a stock repurchase authorization approved by its Board on November 29, 2023, the Company was authorized to purchase up to $125 million of the Company's common shares. Management funded these share repurchases using available cash and cash generated from operations. Repurchased shares became authorized but unissued common shares. At April 30, 2024, $89.5 million of funds remained from the amounts authorized by the Board to repurchase the Company's common shares. The Company purchased a total of 170,571 common shares, for an aggregate purchase price of $15.9 million, during the fourth quarter of fiscal 2024 under the authorization pursuant to a repurchase plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Stock Performance Graph

The performance graph shown below compares the percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of the Russell 2000 Index and Standard & Poor's Household Durables Index for the period from May 1, 2019 through April 30, 2024. The graph assumes an initial investment of $100 and the reinvestment of dividends. The graph is based on historical data and is not intended to be a forecast or indication of future performance of American Woodmark common stock.

Performance Graph
(Total Return)

250
225
200
175
150
125
100
75
50
25
Dollars
2019
2020
2021
2022
2023
2024
Years ended April 30,
American Woodmark Corporation
Russell 2000 Index
S&P Household Durables Index

	2019	2020	2021	2022	2023	2024
American Woodmark Corporation	$100.00	$57.17	$110.60	$52.10	$56.18	$102.39
Russell 2000 Index	$100.00	$83.61	$146.25	$121.57	$117.14	$132.75
S&P Household Durables Index	$100.00	$93.86	$184.57	$140.73	$173.24	$230.33

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

Item 6.        [Reserved.]

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain income and expense items as a percentage of net sales:

	PERCENTAGE OF NET SALES
	FISCAL YEARS ENDED APRIL 30,
	2024	2023	2022
Net sales	100.0%	100.0%	100.0%
Cost of sales and distribution	79.6	82.7	87.8
Gross profit	20.4	17.3	12.2
Selling and marketing expenses	5.0	4.6	5.0
General and administrative expenses	6.7	6.1	5.3
Restructuring charges, net	—	0.1	—
Operating income	8.7	6.5	1.9
Pension settlement, net	—	—	3.7
Interest expense/other (income) expense, net	0.4	0.7	0.5
Income (loss) before income taxes	8.3	5.8	(2.3)
Income tax expense (benefit)	1.9	1.4	(0.7)
Net income (loss)	6.4	4.4	(1.6)

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
•the impairment of goodwill or our long-lived assets;

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

Overview

American Woodmark Corporation manufactures and distributes kitchen, bath and home organization products for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors. At April 30, 2024, the Company operated 18 manufacturing facilities in the United States and Mexico and eight primary service centers and one distribution center located throughout the United States.

Financial Overview

A number of general market factors impacted the Company's business in fiscal 2024, some positive and some negative, including:

•The unemployment rate increased by 15% compared to April 2023, to 3.9% as of April 2024 according to data provided by the U.S. Department of Labor;
•There was an increase in single family housing starts during the Company's fiscal 2024 of 3.8%, as compared to the Company's fiscal 2023, and a decrease in housing completions during the Company's fiscal 2024 of 2.3%, as compared to the Company's fiscal 2023, according to the U.S. Department of Commerce;
•Mortgage interest rates increased with a 30-year fixed mortgage rate of 7.17% in April 2024, an increase of approximately 74 basis points compared to April 2023;
•The median price of existing homes sold in the U.S. rose by 2.2% during the Company's fiscal 2024, according to data provided by the National Association of Realtors; and
•Consumer sentiment, as reported by the University of Michigan, averaged 21.6% higher during the Company's fiscal 2024 than in its prior fiscal year.

The Company's largest remodeling customers and competitors continued to utilize sales promotions in the Company's product category during fiscal 2024. The Company strives to maintain its promotional levels in line with market activity, with a goal of remaining competitive.

The Company's net sales decreased by 10.6% during fiscal 2024, which was driven by declines in all sales channels.

Gross profit for fiscal 2024 was 20.4%, an increase from 17.3% in fiscal 2023.

The Company had net income of $116.2 million in fiscal 2024 and net income of $93.7 million in fiscal 2023. Net income and gross profit for fiscal 2024 increased primarily due to the result of pricing better matching inflationary pressures and overall increased efficiencies across our existing operating locations. These benefits were partially offset by one-time startup costs and inefficiencies driven by our new locations in Hamlet, North Carolina and Monterrey, Mexico, which will continue to ramp up production throughout the calendar year.
The Company regularly considers the need for a valuation allowance against its deferred tax assets. The Company has generated operating profits for the past 12 years. As of April 30, 2024, the Company had total deferred tax assets of $59.5 million net of valuation allowance, up from $47.9 million of deferred tax assets net of valuation allowance at April 30, 2023. Deferred tax assets are reduced by a valuation allowance when, after considering all positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The Company has recorded a valuation allowance related to deferred tax assets for certain state investment tax credit ("ITC") carryforwards. These credits expire in various years beginning in fiscal 2028. The Company believes based on positive evidence of the housing industry improvement, along with 12 consecutive years of operating profitability, that the Company will more likely than not realize all other remaining deferred tax assets.

The Company also regularly assesses its long-lived assets to determine if any impairment has occurred. The Company has concluded that none of its long-lived assets were impaired as of April 30, 2024.

Fiscal Year Ended April 30, 2023 Compared to the Fiscal Year Ended April 30, 2022

For a comparison of our performance and financial metrics for the fiscal years ended April 30, 2023 and April 30 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2023, filed with the SEC on June 27, 2023.

Results of Operations

	FISCAL YEARS ENDED APRIL 30,

(Dollars in thousands)	2024	2023	2022	2024 vs. 2023 PERCENT CHANGE	2023 vs. 2022 PERCENT CHANGE

Net sales	$1,847,502	$2,066,200	$1,857,186	(10.6)%	11.3%
Gross profit	377,807	357,524	226,444	5.7%	57.9%
Selling and marketing expenses	92,603	94,602	92,555	(2.1)%	2.2%
General and administrative expenses	124,008	125,045	97,547	(0.8)%	28.2%
Interest expense, net	8,207	15,994	10,189	(48.7)%	57.0%

Net Sales

Net sales for fiscal 2024 decreased 10.6% to $1,847.5 million from the prior fiscal year. Sales in the home center channel decreased 13.9% and the independent dealer and distributor channel decreased 9.1%, primarily due to lower in-store traffic rates and consumers choosing smaller sized projects. Sales in the builder channel decreased 7.7%, primarily due to a decrease in housing completions, which declined 2.3% year over year according to data provided by the U.S. Department of Commerce.

Gross Profit

Gross profit as a percentage of sales increased to 20.4% in fiscal 2024 as compared with 17.3% in fiscal 2023, representing a 310 basis point improvement. The increase in gross profit was primarily due to the result of pricing better matching inflationary pressures and overall increased efficiencies across our existing operating locations. These benefits were partially offset by one-time startup costs and inefficiencies driven by our new locations in Hamlet, North Carolina and Monterrey, Mexico.

Selling and Marketing Expenses

Selling and marketing costs decreased by $2.0 million or 2.1% during fiscal 2024 versus the prior year. Selling and marketing expenses in fiscal 2024 were 5.0% of net sales, compared with 4.6% of net sales in fiscal 2023. The decrease in selling and marketing expenses was due to controlled discretionary spending within the function, partially offset by static fixed costs within the function and increased digital spend.

General and Administrative Expenses

General and administrative expenses decreased by $1.0 million or 0.8% during fiscal 2024 versus the prior fiscal year. General and administrative costs increased to 6.7% of net sales in fiscal 2024 compared with 6.1% of net sales in fiscal 2023. The decrease in general and administrative expenses was primarily due to controlled discretionary spending and reduced amortization of customer relationship intangibles, partially offset by increased incentive and profit sharing costs, digital spend, and deleverage created from lower sales.

Effective Income Tax Rates

The Company generated pre-tax income of $152.0 million during fiscal 2024. The Company's effective tax rate remained relatively flat from 23.6% in fiscal 2023 to 23.5% in fiscal 2024.

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

We define EBITDA as net income (loss) adjusted to exclude (1) income tax expense (benefit), (2) interest expense, net, (3) depreciation and amortization expense, and (4) amortization of customer relationship intangibles. We define Adjusted EBITDA as EBITDA adjusted to exclude (1) expenses related to the RSI Acquisition and the subsequent restructuring charges that the Company incurred related to the acquisition, (2) non-recurring restructuring charges, (3) net gain/loss on debt forgiveness and modification, (4) stock-based compensation expense, (5) gain/loss on asset disposals, (6) change in fair value of foreign exchange forward contracts, and (7) pension settlement charges. We believe Adjusted EBITDA, when presented in conjunction with comparable GAAP measures, is useful for investors because management uses Adjusted EBITDA in evaluating the performance of our business.

We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales.

Adjusted EPS per diluted share

We use Adjusted EPS per diluted share in evaluating the performance of our business and profitability. Management believes that this measure provides useful information to investors by offering additional ways of viewing the Company's results by providing an indication of performance and profitability excluding the impact of unusual and/or non-cash items. We define

Adjusted EPS per diluted share as diluted earnings per share excluding the per share impact of (1) expenses related to the RSI Acquisition and the subsequent restructuring charges that the Company incurred related to the acquisition, (2) non-recurring restructuring charges, (3) the amortization of customer relationship intangibles, (4) net gain/loss on debt forgiveness and modification, (5) pension settlement charges, and (6) the tax benefit of RSI Acquisition expenses and subsequent restructuring charges, the net gain/loss on debt forgiveness and modification, and the amortization of customer relationship intangibles. The amortization of intangible assets is driven by the RSI Acquisition and will recur in future periods. Management has determined that excluding amortization of intangible assets from our definition of Adjusted EPS per diluted share will better help it evaluate the performance of our business and profitability.
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

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth in the following tables:

Reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin

	FISCAL YEARS ENDED APRIL 30,
(Dollars in thousands)	2024	2023	2022

Net income (loss) (GAAP)	$116,216	$93,723	$(29,722)
Add back:
Income tax expense (benefit)	35,752	28,963	(13,257)
Interest expense, net	8,207	15,994	10,189
Depreciation and amortization expense	48,337	48,077	50,939
Amortization of customer relationship intangibles	30,444	45,667	45,667
EBITDA (Non-GAAP)	$238,956	$232,424	$63,816
Add back:
Acquisition and restructuring related expenses (1)	47	80	80
Non-recurring restructuring charges, net (2)	(198)	1,525	183
Pension settlement, net	—	(7)	68,473
Net gain on debt modification (4)	—	(2,089)	—
Change in fair value of foreign exchange forward contracts (3)	1,544	—	—
Stock-based compensation expense	10,682	7,396	4,708
Loss on asset disposal	1,742	1,050	697
Adjusted EBITDA (Non-GAAP)	$252,773	$240,379	$137,957

Net Sales	$1,847,502	$2,066,200	$1,857,186

Net income (loss) margin (GAAP)	6.3%	4.5%	(1.6)%
Adjusted EBITDA margin (Non-GAAP)	13.7%	11.6%	7.4%
(1) Acquisition and restructuring related expenses are comprised of expenses related to the RSI Acquisition and the subsequent restructuring charges that the Company incurred related to the acquisition.
(2) Non-recurring restructuring charges are comprised of expenses incurred related to the nationwide reduction-in-force implemented in fiscal 2023 and the closure of the manufacturing plant in Humboldt, Tennessee in July 2020.

(3) In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange rates. The Company manages these risks through the use of foreign exchange forward contracts. The changes in the fair value of the forward contracts are recorded in other expense (income), net in the operating results.
(4) The Company recognized net gain on debt modification totaling $2.1 million in fiscal 2023 related to the New Market Tax Credits more fully described in Note F — Loans Payable and Long-Term Debt in the Notes to the Consolidated Financial Statements herein.

Adjusted EPS per diluted share

	FISCAL YEARS ENDED APRIL 30,
(Dollars in thousands, except share and per share data)	2024	2023	2022

Net income (loss) (GAAP)	$116,216	$93,723	$(29,722)
Add back:
Acquisition and restructuring related expenses	47	80	80
Non-recurring restructuring charges, net	(198)	1,525	183
Pension settlement, net	—	(7)	68,473
Amortization of customer relationship intangibles	30,444	45,667	45,667
Net gain on debt modification	—	(2,089)	—
Tax benefit of add backs	(7,785)	(11,791)	(29,859)
Adjusted net income (Non-GAAP)	$138,724	$127,108	$54,822

Weighted average diluted shares (GAAP)	16,260,222	16,685,359	16,592,358
Add back: potentially anti-dilutive shares (1)	—	—	48,379
Weighted average diluted shares (Non-GAAP)	16,260,222	16,685,359	16,640,737

EPS per diluted share (GAAP)	$7.15	$5.62	$(1.79)
Adjusted EPS per diluted share (Non-GAAP)	$8.53	$7.62	$3.29
(1) Potentially dilutive securities for the twelve-month period ended April 30, 2022 have not been considered in the GAAP calculation of net loss per shares as effect would be anti-dilutive.

Free cash flow

	FISCAL YEARS ENDED APRIL 30,
(Dollars in thousands)	2024	2023	2022

Cash provided by operating activities	$230,750	$198,837	$24,445
Less: Capital expenditures (1)	92,241	45,380	51,582
Free cash flow	$138,509	$153,457	$(27,137)
(1) Capital expenditures consist of cash payments for property, plant and equipment and cash payments for investments in displays.

Outlook for Fiscal 2025

We expect low single-digit increases in net sales for fiscal 2025 versus fiscal 2024 with growth expected in all channels. Our outlook for Adjusted EBITDA for fiscal 2025 will range from $235 million to $255 million. The change in net sales and Adjusted EBITDA is highly dependent upon overall industry, economic growth trends, material constraints, labor impacts, interest rates and consumer behaviors. Adjusted EBITDA will also be impacted as we continue to ramp up production from our plant expansions in Monterrey, Mexico and Hamlet, North Carolina.

During fiscal 2025, we will continue our investment back into the business by continuing our path for our digital transformation with investments in our cloud-based ERP and CRM platforms and investing in automation. We will be opportunistic in our share repurchasing and lastly, we have our debt position at a leverage ratio we wanted to achieve and will continue to deprioritize paying down debt in fiscal 2025.

A reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin as projected for fiscal 2025 is not provided because we do not forecast net income (loss) as we cannot, without unreasonable effort, estimate or predict with certainty various components of net income.

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

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $87.4 million at April 30, 2024, representing a $45.7 million increase from its April 30, 2023 levels. At April 30, 2024, total long-term debt (including current maturities) was $374.5 million, an increase of $2.8 million from the balance at April 30, 2023. The Company's ratio of long-term debt to total capital was 29.0% at April 30, 2024, compared with 29.7% at April 30, 2023. The Company's main source of liquidity is its cash and cash equivalents on hand and cash generated from its operating activities, which we expect to continue into fiscal 2025. See Note F — Loans Payable and Long-Term Debt for further discussion on our indebtedness.

On April 22, 2021, the Company amended and restated the Prior Credit Agreement. The amended and restated credit agreement (the "A&R Credit Agreement") provides for a $500 million revolving loan facility with a $50 million sub-facility for the issuance of letters of credit (the "Revolving Facility") and a $250 million term loan facility (the "Term Loan Facility"). Also on April 22, 2021, the Company borrowed the entire $250 million under the Term Loan Facility and approximately $264 million under the Revolving Facility to fund, in part, the repayment in full of the amounts then outstanding under the Prior Credit Agreement and the redemption of the Senior Notes. The Company is required to repay the Term Loan Facility in specified quarterly installments. The Revolving Facility and Term Loan Facility mature on April 22, 2026. Approximately $322.9 million was available under this facility as of April 30, 2024.

The A&R Credit Agreement includes certain financial covenants that require the Company to maintain (i) a "Consolidated Interest Coverage Ratio" of no less than 2.00 to 1.00 and (ii) a "Total Net Leverage Ratio" of no greater than 4.00 to 1.00, subject, in each case, to certain limited exceptions.

The A&R Credit Agreement includes certain additional covenants, including negative covenants that restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create additional liens on its assets, make certain investments, dispose of its assets or engage in a merger or other similar transaction or engage in transactions with affiliates, subject, in each case, to the various exceptions and conditions described in the A&R Credit Agreement. The negative covenants further restrict the ability of the Company and certain of its subsidiaries to make certain restricted payments, including, in the case of the Company, the payment of dividends and the repurchase of common stock, in certain limited circumstances. See Note F — Loans Payable and Long-Term Debt for a discussion of interest rates under the new A&R Credit Agreement and our compliance with the covenants in the credit agreement. We were in compliance with each of the covenants under the A&R Credit Agreement during fiscal 2024 and expect to remain in compliance throughout fiscal 2025.

As of April 30, 2024 and 2023, the Company had no off-balance sheet arrangements.

OPERATING ACTIVITIES

Cash provided by operating activities in fiscal 2024 was $230.8 million, compared with $198.8 million in fiscal 2023. The increase in the Company's cash from operating activities was driven primarily by an increase in net income, decreased amortization of customer relationship intangibles and increased cash flows from accounts payable, accrued marketing expenses, and accrued compensation and related expenses, which were partially offset by a decrease in cash flows from income taxes, inventories, and customer receivables.

INVESTING ACTIVITIES

The Company's investing activities primarily consist of capital expenditures and investments in promotional displays. Net cash used by investing activities in fiscal 2024 was $92.2 million, compared with $45.3 million in fiscal 2023. Investments in property, plant and equipment for fiscal 2024 were $91.0 million, compared with $42.6 million in fiscal 2023, primarily due to our plant expansions in Monterrey, Mexico and Hamlet, North Carolina. Investments in promotional displays were $1.2 million in fiscal 2024, compared with $2.8 million in fiscal 2023.

FINANCING ACTIVITIES

The Company realized a net outflow of $92.9 million from financing activities in fiscal 2024 compared with a net outflow of $134.1 million in fiscal 2023. During fiscal 2024, $2.7 million, net, was used to repay long-term debt, compared with approximately $132.9 million in fiscal 2023.

On November 29, 2023 the Board of Directors authorized a stock repurchase program of up to $125 million of the Company's outstanding common shares. In conjunction with this authorization the Board of Directors cancelled the remaining $22.9 million that had yet to be repurchased under the $100 million existing authorization from May 25, 2021. The Company repurchased $87.7 million during fiscal 2024. The Company did not repurchase any of its shares during the fiscal year ended April 30, 2023, and as of April 30, 2024 the current stock repurchase program has a remaining authorization of $89.5 million.

Cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations, and fund capital expenditures for fiscal 2025.

Future minimum annual commitments for contractual obligations under term loans, the Revolving Facility, capital and operating lease obligations, and other long-term debt amount to $35.1 million in fiscal 2025, $426.0 million in fiscal 2026-27, $36.9 million in fiscal 2028-29, and $31.1 million in fiscal 2030 and thereafter. Estimated required interest payments based on rates as of April 30, 2024 would be $14.7 million in fiscal 2025, $21.0 million in fiscal 2026-27, $6.2 million in fiscal 2028-29, and $5.0 million in fiscal 2030 and thereafter.

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

The Company recognizes revenue based on the invoice price less allowances for sales returns, cash discounts, and other deductions as required under GAAP. Collection is reasonably assured as determined through an analysis of accounts receivable data, including historical product returns, historical collections, and the evaluation of each customer's ability to pay, as well as any relevant economic conditions. Allowances for sales returns are based on the historical relationship between shipments and returns. The Company believes that its historical experience is an accurate reflection of future returns.

Goodwill. Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

In accordance with the accounting standards, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. There were no impairment charges related to goodwill for the fiscal years 2024, 2023, and 2022.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The costs of the Company's products are subject to inflationary pressures and commodity price fluctuations. The Company has generally been able, over time, to recover the effects of inflation and commodity price fluctuations through sales price increases although there may be a lag in the recovery.

The A&R Credit Agreement includes a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of April 30, 2024 would increase our annual interest expense by approximately $1.7 million. See Note F — Loans Payable and Long-Term Debt Financial Instruments for further discussion.

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

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	APRIL 30,
(in thousands, except share and per share data)	2024	2023

ASSETS
Current Assets
Cash and cash equivalents	$87,398	$41,732
Customer receivables, net	117,559	119,163
Inventories	159,101	190,699
Income taxes receivable	14,548	—
Prepaid expenses and other	24,104	16,661
Total Current Assets	402,710	368,255

Property, plant and equipment, net	272,461	219,415
Operating lease right-of-use assets	126,383	99,526
Customer relationships intangibles, net	—	30,444
Goodwill, net	767,612	767,612
Promotional displays, net	3,274	6,970
Deferred income taxes	5,128	1,469
Other assets	16,297	25,107
TOTAL ASSETS	$1,593,865	$1,518,798

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$64,470	$63,915
Current maturities of long-term debt	2,722	2,263
Short-term lease liability - operating	27,409	24,778
Accrued compensation and related expenses	61,212	49,953
Accrued marketing expenses	16,437	12,528
Other accrued expenses	23,476	24,687
Total Current Liabilities	195,726	178,124

Long-term debt, less current maturities	371,761	369,396
Deferred income taxes	5,002	11,930
Long-term lease liability - operating	106,573	81,370
Other long-term liabilities	4,427	4,190

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at April 30, 2024: 15,653,463, at April 30, 2023: 16,635,295	359,784	370,259
Retained earnings	543,274	493,157
Accumulated other comprehensive income	7,318	10,372
Total Shareholders' Equity	910,376	873,788
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,593,865	$1,518,798
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FISCAL YEARS ENDED APRIL 30,
(in thousands, except per share data)	2024	2023	2022

Net sales	$1,847,502	$2,066,200	$1,857,186
Cost of sales and distribution	1,469,695	1,708,676	1,630,742
Gross Profit	377,807	357,524	226,444

Selling and marketing expenses	92,603	94,602	92,555
General and administrative expenses	124,008	125,045	97,547
Restructuring charges, net	(198)	1,525	183
Operating Income	161,394	136,352	36,159

Interest expense, net	8,207	15,994	10,189
Pension settlement, net	—	(7)	68,473
Net gain on debt modification	—	(2,089)	—
Other expense (income), net	1,219	(232)	476
Income (Loss) Before Income Taxes	151,968	122,686	(42,979)

Income tax expense (benefit)	35,752	28,963	(13,257)

Net Income (Loss)	$116,216	$93,723	$(29,722)

SHARE INFORMATION
Earnings (loss) per share
Basic	$7.20	$5.64	$(1.79)
Diluted	$7.15	$5.62	$(1.79)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FISCAL YEARS ENDED APRIL 30,
(in thousands)	2024	2023	2022

Net income (loss)	$116,216	$93,723	$(29,722)

Other comprehensive income (loss), net of tax:
Change in pension benefits, net of taxes of $0, $0 and $18,481, respectively	—	—	54,568
Change in cash flow hedges (swap), net of taxes of $(1,020), $50, and $3,463, respectively	(3,054)	147	10,225

Total Comprehensive Income	$113,162	$93,870	$35,071

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	INCOME (LOSS)	EQUITY
Balance, April 30, 2021	16,801,101	$362,524	$448,282	$(54,568)	$756,238

Net loss	—	—	(29,722)	—	(29,722)
Other comprehensive income, net of tax	—	—	—	64,793	64,793
Stock-based compensation	—	4,708	—	—	4,708
Exercise of stock-based compensation awards, net of amounts withheld for taxes	29,808	(1,072)	—	—	(1,072)
Stock repurchases	(299,781)	(5,874)	(19,126)	—	(25,000)
Employee benefit plan contributions	39,491	2,938	—	—	2,938
Balance, April 30, 2022	16,570,619	$363,224	$399,434	$10,225	$772,883

Net income	—	—	93,723	—	93,723
Other comprehensive income, net of tax	—	—	—	147	147
Stock-based compensation	—	7,396	—	—	7,396
Exercise of stock-based compensation awards, net of amounts withheld for taxes	47,576	(1,199)		—	(1,199)
Employee benefit plan contributions	17,100	838	—	—	838
Balance, April 30, 2023	16,635,295	$370,259	$493,157	$10,372	$873,788

Net income	—	—	116,216	—	116,216
Other comprehensive loss, net of tax	—	—	—	(3,054)	(3,054)
Stock-based compensation	—	10,682	—	—	10,682
Exercise of stock-based compensation awards, net of amounts withheld for taxes	76,097	(2,492)		—	(2,492)
Stock repurchases	(1,108,715)	(22,341)	(66,099)	—	(88,440)
Employee benefit plan contributions	50,786	3,676	—	—	3,676
Balance, April 30, 2024	15,653,463	$359,784	$543,274	$7,318	$910,376

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEARS ENDED APRIL 30,
(in thousands)	2024	2023	2022

OPERATING ACTIVITIES
Net income (loss)	$116,216	$93,723	$(29,722)
Adjustments to reconcile net income (loss) to net cash and
cash equivalents provided by operating activities:
Depreciation and amortization	78,781	93,744	96,606
Net loss on disposal of property, plant and equipment	1,742	1,050	697
Reduction in carrying amount of operating lease right-of-use assets	31,365	26,592	27,610
Amortization of debt issuance costs	842	861	867
Unrealized loss on foreign exchange forward contracts	1,544	—	—
Net gain on debt forgiveness and modification	—	(2,089)	—
Stock-based compensation expense	10,682	7,396	4,708
Deferred income taxes	(9,565)	(24,152)	(25,717)
Pension contributions in excess of expense	—	—	710
Pension settlement, net	—	(7)	68,473
Contributions of employer stock to employee benefit plan	3,676	838	2,938
Other non-cash items	1,881	7,522	489
Changes in operating assets and liabilities (net of acquired assets and liabilities):
Customer receivables	1,783	35,011	(11,366)
Inventories	28,459	30,937	(70,386)
Income taxes receivable/payable	(16,815)	3,055	(6,206)
Prepaid expenses and other assets	(5,515)	(5,309)	(3,542)
Accounts payable	227	(50,191)	16,386
Accrued compensation and related expenses	11,246	5,060	(15,518)
Operating lease liabilities	(30,388)	(26,906)	(25,100)
Marketing and other accrued expenses	4,589	1,702	(7,482)
Net Cash Provided by Operating Activities	230,750	198,837	24,445

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(91,048)	(42,600)	(44,122)
Proceeds from sales of property, plant and equipment	50	43	10
Investment in promotional displays	(1,193)	(2,780)	(7,460)
Net Cash Used by Investing Activities	(92,191)	(45,337)	(51,572)

FINANCING ACTIVITIES
Payments of long-term debt	(2,749)	(132,894)	(50,891)
Proceeds from long-term debt	—	—	35,430
Repurchase of common stock	(87,652)	—	(25,000)
Withholding of employee taxes related to stock-based compensation	(2,492)	(1,199)	(1,116)
Debt issuance cost	—	—	(42)
Net Cash Used by Financing Activities	(92,893)	(134,093)	(41,619)

Net Increase (Decrease) in Cash and Cash Equivalents	45,666	19,407	(68,746)

	FISCAL YEARS ENDED APRIL 30,
(in thousands)	2024	2023	2022

Cash and Cash Equivalents, Beginning of Year	41,732	22,325	91,071

Cash and Cash Equivalents, End of Year	$87,398	$41,732	$22,325

Supplemental cash flow information:
Non-cash investing and financing activities:
Property, plant and equipment	$327	$2,684	$1,050

Cash paid during the period for:
Interest	$14,873	$17,347	$9,904
Income taxes	$62,949	$49,593	$18,761

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Summary of Significant Accounting Policies

American Woodmark Corporation ("American Woodmark," the "Company," "we," "our" or "us") manufactures and distributes kitchen, bath, and home organization products for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers, builders, and through a network of independent dealers and distributors. The Company operates within a single reportable segment primarily within the U.S.; long-lived assets and sales outside the U.S. are not significant.

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

For products where title transfer occurs upon delivery to the customer's location, we must estimate the amount of sales that have been transferred to third-party carriers but not delivered to customers as the carriers are not able to report real-time what has been delivered and thus there is a delay in reporting to the Company. The estimate is calculated using a lag factor determined by analyzing the actual difference between shipment date and delivery date of orders over a representative period of time, which as of April 30, 2024 was the past 12 months. Revenue is recognized on those shipments which we believe have been delivered to the customer.

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

Advertising Costs: Advertising costs are expensed as incurred. Advertising expenses for fiscal years 2024, 2023, and 2022 were $28.8 million, $34.6 million, and $32.6 million, respectively.

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

Property, Plant and Equipment: Property, plant and equipment is stated on the basis of cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, which range from 15 to 30 years for buildings and improvements, 3 to 12 years for machinery and equipment, and 3 to 10 years for software. Assets under financing leases are amortized over the shorter of their estimated useful lives or the term of the related lease.

Impairment of Long-Lived Assets: The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal years 2024, 2023, and 2022, the Company concluded no impairment existed.

Goodwill: Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill but evaluates for impairment annually on February 1st, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In accordance with the accounting standards, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not more likely than not impaired, the entity is not required to take further action. However, if an entity concludes otherwise, it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down by the amount that the carrying value exceeds the fair value of the reporting unit. During fiscal years 2024, 2023, and 2022, the Company concluded no impairment existed based on a qualitative analysis.

Intangible Assets: Intangible assets consist of customer relationship intangibles. The Company amortizes the cost of intangible assets over their estimated useful lives, six years, unless such lives are deemed indefinite. The Company reviews its intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal years 2024, 2023, and 2022, the Company concluded no impairment existed.

Promotional Displays: The Company invests in promotional displays in retail stores to demonstrate product features, product and quality specifications, and to serve as a training tool for retail kitchen designers. The Company invests in these long-lived productive assets to provide the aforementioned benefits. The Company's investment in promotional displays is carried at cost less applicable amortization. Amortization is calculated using the straight-line method on an individual display basis over periods of 24 to 60 months (the estimated period of benefit). Promotional display amortization expense for fiscal years 2024, 2023, and 2022 was $4.9 million, $8.0 million, and $10.0 million, respectively, and is included in selling and marketing expenses.

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

The Company uses interest rate swap contracts to manage interest rate exposures. The Company records outstanding swap contracts in the consolidated balance sheets at fair value. Changes in the fair value of interest rate swap contracts designated as cash flow hedges are recorded in accumulated other comprehensive income (loss), and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings.

The Company also manages risks through the use of foreign exchange forward contracts. The Company recognizes its outstanding forward contracts in the consolidated balance sheets at their fair values. The Company does not designate the forward contracts as accounting hedges. The changes in the fair value of the forward contracts are recorded in other (income) expense, net in the consolidated statements of operations.

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

Recent Accounting Pronouncements: In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09 “Improvements to Income Tax Disclosures.” The amendments in this ASU are intended to increase transparency through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the disclosure impacts of ASU 2023-09 on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" to improve the disclosures about reportable segments and include more detailed information about a reportable segment’s expenses. This ASU also requires that a public entity with a single reportable segment, like the Company, provide all of the disclosures required as part of the amendments and all existing disclosures required by Topic 280. The ASU should be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact on the related disclosures; however, it does not expect this update to have an impact on its financial condition or results of operations.

Reclassifications: Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Note B — Customer Receivables

The components of customer receivables were:

	APRIL 30,
(in thousands)	2024	2023
Gross customer receivables	$126,680	$130,655
Less:
Allowance for credit losses	(474)	(449)
Allowance for returns and discounts	(8,647)	(11,043)

Net customer receivables	$117,559	$119,163

Note C — Inventories

The components of inventories were:

	APRIL 30,
(in thousands)	2024	2023
Raw materials	$61,548	$80,953
Work-in-process	44,464	49,064
Finished goods	53,089	60,682

Total inventories	$159,101	$190,699

Note D — Property, Plant and Equipment

The components of property, plant and equipment were:

	APRIL 30,
(in thousands)	2024	2023
Land	$4,475	$4,475
Buildings and improvements	131,663	121,903
Buildings and improvements - financing leases	11,164	11,164
Machinery and equipment	370,940	331,146
Machinery and equipment - financing leases	32,173	29,869
Software	39,252	29,322
Construction in progress	64,057	45,710
Total property, plant and equipment	653,724	573,589
Less accumulated amortization and depreciation	(381,263)	(354,174)

Property, plant and equipment, net	$272,461	$219,415

Amortization and depreciation expense on property, plant and equipment amounted to $41.2 million, $37.9 million, and $38.0 million in fiscal years 2024, 2023, and 2022, respectively. Accumulated amortization on financing leases included in the above table amounted to $31.7 million and $31.9 million as of April 30, 2024 and 2023, respectively.

Note E — Customer Relationships Intangibles

The components of customer relationships intangibles were:

	APRIL 30,
(in thousands)	2024	2023
Customer relationship intangibles	$274,000	$274,000
Less accumulated amortization	(274,000)	(243,556)

Total	$—	$30,444

Customer relationships intangibles are amortized over the estimated useful lives on a straight-line basis over six years. Amortization expense on customer relationships intangibles amounted to $30.4 million, $45.7 million, and $45.7 million in fiscal years 2024, 2023, and 2022, respectively.

Note F — Loans Payable and Long-Term Debt

Maturities of long-term debt are as follows:

	FISCAL YEARS ENDING APRIL 30,

(in thousands)	2025	2026	2027	2028	2029	2030 AND THERE-AFTER	TOTAL OUTSTANDING AS OF APRIL 30, 2024	TOTAL OUTSTANDING AS OF APRIL 30, 2023

Term loans	$—	$206,250	$—	$—	$—	$—	$206,250	$206,250

Revolving credit	—	163,750	—	—	—	—	163,750	163,750

Finance lease obligations	2,292	1,760	1,156	346	130	—	5,684	3,702

Other long-term debt	430	—	—	—	—	—	430	430

Total	$2,722	$371,760	$1,156	$346	$130	$—	$376,114	$374,132

Debt issuance costs							$(1,631)	$(2,473)

Current maturities							$(2,722)	$(2,263)

Total long-term debt							$371,761	$369,396

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

As of April 30, 2024, and 2023, $206.3 million was outstanding on the Term Loan Facility. As of April 30, 2024, and 2023, $163.8 million was outstanding under the Revolving Facility. Outstanding letters of credit under the Revolving Facility were

$13.3 million as of April 30, 2024, leaving approximately $322.9 million in available capacity under the Revolving Facility as of April 30, 2024. Outstanding letters of credit under the Revolving Facility were $13.0 million, as of April 30, 2023, leaving approximately $323.2 million in available capacity under the Revolving Facility as of April 30, 2023. The outstanding balances noted above approximate fair value as the facilities have a floating interest rate.

Amounts outstanding under the Term Loan Facility and the Revolving Facility bear interest based on a fluctuating rate measured by reference to either, at the Company's option, a base rate plus an applicable margin or SOFR plus 10 basis points plus an applicable margin, with the applicable margin being determined by reference to the Company's then-current "Secured Net Leverage Ratio." The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company's then-current "Secured Net Leverage Ratio." In addition, a letter of credit fee accrues on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on SOFR loans, payable quarterly in arrears. As of April 30, 2024, the applicable margin with respect to base rate loans and SOFR loans was 0.00% and 1.00%, respectively, and the commitment fee was 0.10%.

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

As of April 30, 2024, the Company was in compliance with all covenants included in the A&R Credit Agreement.

The Company's obligations under the A&R Credit Agreement are guaranteed by the Company's domestic subsidiaries and the obligations of the Company and its domestic subsidiaries under the A&R Credit Agreement and their guarantees, respectively, are secured by a pledge of substantially all of their respective personal property.

Financing Lease Obligations

The Company has various financing leases with interest rates between 2.0% and 6.9%. The leases require monthly payments and expire by September 30, 2028. The outstanding amounts owed as of April 30, 2024, and 2023, were $5.6 million and $3.7 million, respectively.

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

Certain of the Company's loan agreements limit the amount and type of indebtedness the Company can incur and require the Company to maintain specified financial ratios measured on a quarterly basis. In addition to the assets previously discussed, certain of the Company's property, plant and equipment are pledged as collateral under certain loan agreements and the capital lease arrangements. The Company was in compliance with all covenants contained in its loan agreements and financing leases at April 30, 2024.

Note G — Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

	FISCAL YEARS ENDED APRIL 30,
(in thousands, except per share amounts)	2024	2023	2022
Numerator used in basic and diluted earnings per common share:
Net income (loss)	$116,216	$93,723	$(29,722)
Denominator:
Denominator for basic earnings per common share -
weighted-average shares	16,139	16,614	16,592
Effect of dilutive securities:
Stock options and restricted stock units	121	71	0
Denominator for diluted earnings per common share -
weighted-average shares and assumed conversions	16,260	16,685	16,592
Net earnings (loss) per share
Basic	$7.20	$5.64	$(1.79)
Diluted	$7.15	$5.62	$(1.79)

There were no anti-dilutive securities for the fiscal years ended April 30, 2024 and 2023, which were excluded from the calculation of net earnings per share. Potentially dilutive securities of 48,379 for the fiscal year ended April 30, 2022 have not been considered in the calculation of net earnings (loss) per share as the effect would be anti-dilutive.

On November 29, 2023 the Board of Directors authorized a stock repurchase program of up to $125 million of the Company's outstanding common shares. In conjunction with this authorization the Board of Directors cancelled the remaining $22.9 million that had yet to be repurchased under the $100 million existing authorization from May 25, 2021. The Company repurchased a total of 1,108,715 common shares, for an aggregate purchase price of $87.7 million of its common shares during fiscal 2024. During the first half of fiscal 2024, the Company repurchased $52.2 million under the May 25, 2021 authorization while the remaining $35.5 million of stock was repurchased under the November 25, 2023 authorization. The Company did not repurchase any of its shares during fiscal 2023 but purchased a total of 299,781 common shares, for an aggregate purchase price of $25.0 million under the plan approved on May 25, 2021 during fiscal 2022. The Company funded share repurchases using available cash and cash generated from operations. Repurchased shares became authorized but unissued common shares. At April 30, 2024, $89.5 million remained authorized by the Board to repurchase the Company’s common shares.

Note H — Stock-Based Compensation

The Company has various stock-based compensation plans. The Company issues restricted stock units ("RSUs") and stock options to key employees and non-employee directors. The Company recognizes stock-based compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company records forfeitures as they occur.

Stock Incentive Plans

At April 30, 2024, the Company had stock option and RSU awards outstanding under three different plans: (1) 2023 stock incentive plan; (2) 2016 employee stock incentive plan; and (3) 2015 non-employee directors equity ownership plan. As of April 30, 2024, there were 749,850 shares of common stock available for future stock-based compensation awards under the Company's stock incentive plans.

Methodology Assumptions

For purposes of valuing stock option grants, the Company uses the Black-Scholes option-pricing model to value the Company’s stock options. For purposes of determining the fair value of RSUs, the Company uses the closing stock price of its common stock as reported on the NASDAQ Global Select Market on the date of grant. The fair value of the Company's stock options and RSU awards is expensed on a straight-line basis over the vesting period of the stock options and RSUs to the extent the Company believes it is probable the related performance criteria, if any, will be met. The expected volatility assumption is based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from the Company’s historical exercise experience and represents the period of time that stock option awards granted are expected to be outstanding. The expected term assumption incorporates the contractual term of an option grant, which is generally ten years for employees, as well as the vesting period of an award, which is typically three years. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.

The weighted-average assumptions and valuation of the Company’s stock options were as follows:

FISCAL YEAR ENDED APRIL 30, 2024
Weighted-average fair value of grants	$77.19
Expected volatility	48.65%
Expected term in years	6.5
Risk-free interest rate	4.32%
Expected dividend yield	—%

Stock Option Activity:

Performance-based stock options ("Performance-Based Options") granted and outstanding under the Company’s 2023 stock incentive plan cliff vest at the end of three-years and have contractual terms of ten-years. The Performance-Based Options are subject to performance conditions and continued employment through the vest date. The exercise price of all stock options granted is equal to the fair market value of the Company’s common stock on the option grant date.

The Company did not grant stock options during the fiscal years ended April 30, 2023 and 2022.

The following table presents a summary of the Company’s stock option activity for the fiscal year ended April 30, 2024 (remaining contractual term in years and exercise prices are weighted-averages):

	NUMBER OF OPTIONS	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding at April 30, 2023	—	0	$—	$—

Granted	92,340	9.4	77.19	$1,375
Exercised	—	0	—	$—
Cancelled or expired	(10,260)	0	77.19	$153
Outstanding at April 30, 2024	82,080	9.4	$77.19	$1,222

Vested and expected to vest in the future at April 30, 2024	82,080	9.4	$77.19	$1,222
Exercisable at April 30, 2024	—	0	$—	$—

As of April 30, 2024, there was $3.1 million of total unrecognized compensation expense related to unvested stock options granted under the Company's stock-based compensation plans. This expense is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Unit Activity:

Prior to June 2023, the Company's RSUs granted to employees cliff-vest over a three-year period from date of grant, while RSUs granted to non-employee directors vest daily over a two-year period from date of grant. Directors were granted service-based RSUs only, while employees were awarded both service-based and performance-based RSUs ("PBRSUs"). Beginning in June 2023, service-based RSUs granted to employees vest one-third on each of the first, second and third anniversaries of the grant date and service-based restricted stock units granted to non-employee directors vest daily through the end of the one-year vesting period as long as (i) the recipient continuously remains a member of the Board and (ii) entitle the recipient to receive one share of the Company's common stock per unit vested. Directors were granted service-based RSUs only, while employees were awarded both service-based and performance-based RSUs ("PBRSUs") in fiscal years 2024, 2023, and 2022. The PBRSUs granted in fiscal 2024, 2023, and 2022 are earned based on achievement of a number of goals pertaining to the Company's financial performance during three one-year performance periods and the achievement of certain cultural goals for the three-year period. Employees who satisfy the vesting criteria will receive a proportional amount of PBRSUs based upon the Compensation Committee's assessment of the Company's achievement of the performance criteria.

The following table contains a summary of the Company's RSU activity for the fiscal years ended April 30, 2024, 2023, and 2022:

	PERFORMANCE-BASED RSUs	SERVICE-BASED RSUs	TOTAL RSUs	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Issued and outstanding, April 30, 2021	131,684	91,471	223,155	$64.81

Granted	57,392	85,568	142,960	$76.97
Cancelled due to non-achievement of performance goals	(1,975)	—	(1,975)	$104.10
Settled in common stock	(19,930)	(23,242)	(43,172)	$71.47
Forfeited	(12,561)	(6,563)	(19,124)	$72.79
Issued and outstanding, April 30, 2022	154,610	147,234	301,844	$69.10

Granted	119,772	82,848	202,620	$51.77
Cancelled due to non-achievement of performance goals	(38,454)	—	(38,454)	$73.85
Settled in common stock	(19,478)	(49,916)	(69,394)	$63.12
Forfeited	(16,620)	(9,986)	(26,606)	$63.15
Issued and outstanding, April 30, 2023	199,830	170,180	370,010	$61.77

Granted	155,062	79,778	234,840	$63.41
Cancelled due to non-achievement of performance goals	(9,949)	—	(9,949)	$63.83
Settled in common stock	(45,109)	(68,034)	(113,143)	$65.02
Forfeited	(14,939)	(8,400)	(23,339)	$66.52
Issued and outstanding, April 30, 2024	284,895	173,524	458,419	$61.85

As of April 30, 2024, there was $17.7 million of total unrecognized compensation expense related to unvested RSUs granted under the Company's stock-based compensation plans. This expense is expected to be recognized over a weighted-average period of 1.7 years.

For the fiscal years ended April 30, 2024, 2023, and 2022 stock-based compensation expense was allocated as follows:

	FISCAL YEARS ENDED APRIL 30,
(in thousands)	2024	2023	2022
Cost of sales and distribution	$2,377	$2,154	$1,299
Selling and marketing expenses	2,364	1,941	1,266
General and administrative expenses	5,941	3,301	2,143
Stock-based compensation expense, before income taxes	$10,682	$7,396	$4,708

Note I — Employee Benefit and Retirement Plans

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

Prior to February 1, 2024, discretionary profit-sharing contributions ranging from 0-5% of net income, based on predetermined net income levels of the Company, may be made annually in the form of Company stock. Effective February 1, 2024, the profit-sharing contributions are limited to 3% of net income. The Company contributed 5% of net income for the first nine months of fiscal 2024 and 3% of net income for the last three months of fiscal 2024. The Company recognized expenses for profit-sharing contributions of $5.3 million, $4.7 million, and $0.8 million in fiscal years 2024, 2023, and 2022, respectively.

For the first eight months of fiscal 2024, the Company matched 100% of an employee's annual 401(k) contributions to the Plan up to 4% of annual compensation. Effective January 1, 2024, the matching contribution was increased to the first 4% of annual compensation plus an additional 50% of the next 2% of annual compensation, thus providing a 5% match. The expense for 401(k) matching contributions for the plan was $12.9 million, $12.4 million, and $11.7 million, in fiscal years 2024, 2023, and 2022, respectively.

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

For the year ended April 30, 2024, unrealized gains, net of deferred taxes, of $4.3 million, were recorded in other comprehensive income, and $7.4 million of realized gains were reclassified out of accumulated other comprehensive loss to interest expense, net due to interest received from and payments made to the swap counterparties. For the year ended April 30, 2023, unrealized gains, net of deferred taxes, of $3.9 million, were recorded in other comprehensive income, and $3.8 million of realized losses were reclassified out of accumulated other comprehensive loss to interest expense due to payments made to the swap counterparties.

As of April 30, 2024, the Company anticipates reclassifying approximately $6.8 million of hedging gains, net of tax benefit, from accumulated other comprehensive income into earnings during the next 12 months to offset the variability of the hedged items during this period.

The fair value of the derivative instruments are included in other assets on the consolidated balance sheets.

Foreign Exchange Forward Contracts

At April 30, 2024, the Company held a target accrual redemption forward agreement to purchase Mexican Pesos across 48 defined fixings. These fixings allow for U.S. dollars to be converted into Pesos at a rate of 18.25 Pesos to one U.S. Dollar. Cumulative profit is capped at an aggregate of approximately $1.8 million over the shorter of the life of the contract fixings or the utilization of the cap. If the spot rate is between 18.25 and 19.00 for a defined fixing then the Company purchases at the spot rate and the profit cap is not impacted. As of April 30, 2024, a liability of $1.5 million is recorded in other accrued expenses on the consolidated balance sheets. At April 30, 2023, the Company held no forward contracts.

Note K — Income Taxes

Income tax expense was comprised of the following:

	FISCAL YEARS ENDED APRIL 30,
(in thousands)	2024	2023	2022

CURRENT
Federal	$34,525	$39,180	$8,748
State	9,828	12,937	3,295
Foreign	964	998	417
Total current expense	45,317	53,115	12,460

DEFERRED
Federal	(7,156)	(20,195)	(21,316)
State	(1,866)	(3,869)	(4,049)
Foreign	(543)	(88)	(352)
Total deferred benefit	(9,565)	(24,152)	(25,717)
Total expense (benefit)	35,752	28,963	(13,257)
Tax (benefit) or loss included in other comprehensive income	(1,020)	(50)	21,944
Total comprehensive income tax expense	$34,732	$28,913	$8,687

The Company's effective income tax rate varied from the federal statutory rate as follows:

	FISCAL YEARS ENDED APRIL 30,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Federal income tax credits	(3.1)	(2.7)	5.4
Stock compensation	(0.2)	0.2	(0.3)
Uncertain tax positions	—	(0.2)	1.7
Meals and entertainment	0.3	0.2	(0.4)
Foreign	0.1	0.3	0.6
Other	1.5	(0.4)	(0.6)
State income taxes, net of federal tax effect	3.9	5.2	3.4
Effective income tax rate	23.5%	23.6%	30.8%

The significant components of deferred tax assets and liabilities were as follows:

	APRIL 30,
(in thousands)	2024	2023
Deferred tax assets:
Accounts receivable	$1,737	$2,755
Inventory	3,009	1,902
Product liability	1,395	2,031
Employee benefits	6,112	6,824
Tax credit carryforwards	6,087	5,920
Operating leases liabilities	33,454	26,884
Section 174 research and development	9,542	5,258
Other	4,038	1,892
Gross deferred tax assets, before valuation allowance	65,374	53,466
Valuation allowance	(5,878)	(5,573)
Gross deferred tax assets, after valuation allowance	59,496	47,893

Deferred tax liabilities:
Pension benefits	235	227
Depreciation	25,059	22,464
Intangibles	—	6,830
Operating leases right-of-use assets	30,981	24,681
Interest rate swaps	2,448	3,518
Other	647	634
Gross deferred tax liabilities	59,370	58,354

Net deferred tax (asset) liability	$(126)	$10,461

We have not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings that are indefinitely reinvested in foreign operations are not significant as of April 30, 2024.

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

The gross amount of state tax credit carryforwards related to state ITCs as of April 30, 2024 and 2023 was $3.7 million and $3.6 million, respectively. These credits expire in various years beginning in fiscal 2028. Net of the federal impact and related valuation allowance, the Company recorded $0.2 million and $0.3 million of deferred tax assets related to these credits as of April 30, 2024 and 2023, respectively. The Company accounts for ITCs under the deferral method, under which the tax benefit from the ITC is deferred and amortized into income tax expense over the book life of the related property. As of April 30, 2024 and 2023, a deferred credit balance of $0.2 million and $0.3 million, respectively, is included in other long-term liabilities on the consolidated balance sheets.

The gross amount of FTC carryforwards as of April 30, 2024 and 2023 is $2.4 million and $2.2 million, respectively, which begin to expire in fiscal 2029.

The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

	APRIL 30,
(in thousands)	2024	2023
Balance at beginning of year	$2,892	$2,070
Additions based on tax positions of prior years	—	1,568
Reductions for tax positions of prior years settlements	—	(746)
Balance at end of year	$2,892	$2,892

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company will accrue a liability when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with accounting standards. An estimate of the range of the amounts of unrecognized tax benefits that will increase or decrease income tax expense in the next 12 months cannot be made. As of April 30, 2024, federal tax years 2020 through 2023 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. The Company is currently not under federal audit. If the liability for uncertain tax positions is released the entire amount would impact the Company's effective tax rate.

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

The Company believes that the aggregate range of losses stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible are not material as of April 30, 2024, with the exception of the Antidumping and Countervailing Duties Investigation discussed below.

Antidumping and Countervailing Duties Investigation

In February 2020, a conglomeration of domestic manufacturers filed a scope and circumvention petition seeking the imposition of antidumping (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission (“ITC”) against imports of hardwood plywood assembled in Vietnam using cores sourced from China. In July 2022, the DOC issued a Preliminary Scope Determination and Affirmative Preliminary Determination of Circumvention of the Antidumping and Countervailing Duty Orders (“Preliminary Determination”). In July 2023, the DOC issued a Final Scope Determination and Affirmative Final Determination of Circumvention of the Antidumping and Countervailing Duty Orders (“Final Determination”).

Included in the Final Determination is a list of Vietnamese suppliers not eligible for certification. AD and CVD cash deposits of 206% are required for imports from the Vietnamese suppliers not eligible for certification. Many of the Vietnamese suppliers appealed their inclusion on the ineligible for certification list in the Preliminary Determination. Because two of the Company’s primary Vietnamese plywood vendors remained on the ineligible for certification list in the Final Determination, the Company recorded a loss on unliquidated customs entries as of Final Determination in July 2023. The loss recorded in fiscal 2024 was $4.9 million, or $3.7 million net of tax. Based on the evidence provided from the Vietnamese suppliers, the specific characteristics of the product imported and other relevant matters, the Company intends to vigorously appeal the Final Determination that it is subject to these duties and disputes the findings of the Final Determination with regards to the Company. In fiscal 2024 the Company filed an administrative review request on the AD/CVD orders and the Company filed a complaint with the Court of International Trade. As of April 30, 2024, both of these proceedings are pending. Our last order was placed with these vendors in June 2022.

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

The following is a reconciliation of the Company's warranty liability:

	APRIL 30,
(in thousands)	2024	2023
Beginning balance	$8,014	$6,878
Accrual for warranties	19,942	34,620
Settlements	(22,375)	(33,484)
Ending balance at fiscal year end	$5,581	$8,014

Note M — Revenue Recognition

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing, and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the years ended April 30, 2024, 2023, and 2022:

	FISCAL YEARS ENDED APRIL 30,
(in thousands)	2024	2023	2022
Home center retailers	$768,614	$892,721	$890,554
Builders	783,199	848,302	731,048
Independent dealers and distributors	295,689	325,177	235,584
Net Sales	$1,847,502	$2,066,200	$1,857,186

Note N — Credit Concentration

Financial instruments that potentially subject the Company to concentrations of risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with major financial institutions and such balances may, at times, exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

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

At April 30, 2024, the Company's two largest customers, Customers A and B, represented 33.2% and 17.7% of the Company's gross customer receivables, respectively. At April 30, 2023, Customers A and B represented 40.4% and 18.4% of the Company's gross customer receivables, respectively.

The following table summarizes the percentage of net sales to the Company's two largest customers for the last three fiscal years:

	PERCENT OF ANNUAL NET SALES
	2024	2023	2022
Customer A	28.5%	29.6%	31.9%
Customer B	13.1%	13.6%	16.1%

Note O — Leases

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

The components of lease costs were as follows:

	FISCAL YEARS ENDED APRIL 30,
(in thousands)	2024	2023	2022
Finance lease cost:
Reduction in the carrying value of right-of-use assets	$2,078	$1,720	$1,404
Interest on lease liabilities	$202	$105	$106
Operating lease cost	$31,365	$26,592	$27,610

Additional information related to leases was as follows:

	FISCAL YEARS ENDED APRIL 30,
(dollars in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$202	$105	$106
Operating cash flows for operating leases	$30,388	$26,906	$25,100
Financing cash flows for financing leases	$2,059	$1,714	$1,379
Right-of-use assets obtained in exchange for new finance lease liabilities	$4,738	$1,138	$1,862
Right-of-use assets obtained in exchange for new operating lease liabilities	$26,912	$11,109	$7,482

Weighted average remaining lease term (years)
Weighted average remaining lease term - finance leases	2.71	1.99	2.32
Weighted average remaining lease term - operating leases	5.91	4.84	5.77

Weighted average discount rate
Weighted average discount rate - finance leases	6.04%	3.69%	2.91%
Weighted average discount rate - operating leases	4.18%	3.35%	3.20%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on the consolidated balance sheet as of April 30, 2024:

FISCAL YEAR	OPERATING (in thousands)	FINANCING (in thousands)
2025	$32,384	$2,563
2026	29,516	1,915
2027	23,583	1,215
2028	20,658	364
2029	15,750	132
Thereafter	31,056	—
Total lease payments	152,947	6,189
Less imputed interest	(18,965)	(505)
Total lease liability	$133,982	$5,684
Current maturities	(27,409)	(2,292)
Long-term lease liability	$106,573	$3,392
Lease right-of-use assets	$126,383	$11,676

NOTE P — Restructuring Charges

In the third quarter of fiscal 2023, the Company implemented nationwide reductions in force, which were substantially completed in the fourth quarter of fiscal 2023. The Company recognized pre-tax restructuring charges, net of $(0.2) million for the year ended April 30, 2024, related to these reductions in force, which were primarily severance and separation costs.

During fiscal years 2024, 2023, and 2022, the Company recognized total pre-tax restructuring charges, net of $(0.2) million, $1.5 million, and $0.2 million, respectively.

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

The Company's financial instruments include cash and equivalents, marketable securities, and other investments; accounts receivable and accounts payable; interest rate swap contracts; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt on the consolidated balance sheets approximate their fair value due to the short maturities of these items. The interest rate swap and foreign exchange forward contracts were marked to market and therefore represent fair value. The fair values of these contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The following table summarizes the fair value of assets and liabilities that are recorded in the Company's consolidated financial statements as of April 30, 2024 and 2023 at fair value on a recurring basis (in thousands):

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2024
	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS:
Mutual funds	$178	$—	$—
Interest rate swap contracts	—	9,810	—
Total assets at fair value	$178	$9,810	$—

LIABILITIES:
Foreign exchange forward contracts	—	1,544	—

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2023
	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS:
Mutual funds	$191	$—	$—
Interest rate swap contracts	—	13,885	—
Total assets at fair value	$191	$13,885	$—

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of American Woodmark Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Woodmark Corporation (the Company) as of April 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended April 30, 2024, and the related notes and financial statement schedule included under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 26, 2024 expressed an unmodified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Timing of Revenue Recognition
Description of the Matter
As discussed at Note A of the consolidated financial statements, the Company recognizes revenue when control is transferred to the customer, which is at the time of shipment or delivery based on contractual terms with customers. For products where title transfer occurs upon delivery to the customer’s location, the Company must estimate the amount of sales for products that have been shipped but not yet delivered. The estimate of sales shipped but not delivered is calculated using a lag factor, which is determined by analyzing the actual difference between shipment date and delivery date of orders over a representative period of time.

Auditing management’s lag factor estimate was complex due to the significant judgments management made in determining the length of time to be used in arriving at the estimated days between shipment and delivery date. Management’s selected time period as opposed to a longer, shorter, or more recent period of time could have a significant effect on the amount of sales recorded as of period end.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for determining the timing of transfer of control, including controls over management’s review of the lag factor calculation and management’s controls over validating the completeness and accuracy of the third-party carrier data used in the calculation.

To test the Company’s lag estimate, we tested the completeness and accuracy of third-party carrier data used by the Company in its calculation and recalculated the estimated amount of sales shipped but not yet delivered. We performed an independent calculation of the lag estimate utilizing delivery data for differing periods of time. We evaluated the reasonableness of the selected time period utilized by the Company in determining the lag by comparing it against the results of our independent calculation.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2022.

Richmond, Virginia
June 26, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
American Woodmark Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows of American Woodmark Corporation and subsidiaries (the Company) for the year ended April 30, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended April 30, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Richmond, Virginia
June 29, 2022

Management's Annual Report on Internal Control over Financial Reporting

Management has responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2024. In making its assessment, Management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (the "COSO 2013 Framework"). Management concluded that based on its assessment, American Woodmark Corporation's internal control over financial reporting was effective as of April 30, 2024. The Company's internal control over financial reporting as of April 30, 2024 has been audited by Enrst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears in this Annual Report on Form 10-K.

/s/ M. SCOTT CULBRETH
M. Scott Culbreth
President and Chief Executive Officer

/s/ PAUL JOACHIMCZYK
Paul Joachimczyk
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of American Woodmark Corporation

Opinion on Internal Control Over Financial Reporting

We have audited American Woodmark Corporation’s internal control over financial reporting as of April 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Woodmark Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended April 30, 2024, and the related notes and financial statement schedule included under Item 15(a)2 and our report dated June 26, 2024 expressed an unqualified opinion thereon.

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
June 26, 2024

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of April 30, 2024. Based on this evaluation, Company management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting. Management had conducted an assessment of the Company's internal control over financial reporting as of April 30, 2024. Management's report regarding that assessment is included with the Consolidated Financial Statements included in this report under Item 8, "Financial Statements and Supplementary Data," and is incorporated in this item by reference.

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

Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended April 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended April 30, 2024, none of the Company’s directors or executive officers adopted, terminated or modified a "Rule 10b5-1 trading agreement" or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.    DISCLOSURE ABOUT FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K:

(1)the information concerning the Company's directors is set forth under the caption "Item 1 - Election of Directors - Information Regarding Nominees" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on August 22, 2024 ("Proxy Statement") and is incorporated in this Item by reference;

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

(6)the information concerning the Audit Committee of the Company's Board of Directors, including the members of the Audit Committee and the Board's determination concerning whether certain members of the Audit Committee are "audit committee financial experts" as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the captions "Corporate Governance – Board of Directors and Committees – Audit Committee" in the Proxy Statement and is incorporated in this Item by reference; and

(7)the information about our Insider Trading Policy is set forth under the caption “Corporate Governance – Insider Trading Arrangements and Policies” in the Proxy Statement is incorporated in this Item by reference.

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

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of April 30, 2024:

	Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	—	$—	749,850
Options	82,080	$77.19
Performance-based restricted stock units	284,895	N/A(2)
Service-based restricted stock units	173,524	N/A(2)
Equity compensation plans not approved by security holders(3)	—	$—	—
Total	540,499	$77.19	749,850

(1)
At April 30, 2024, the Company had restricted stock unit awards outstanding under three different plans: 2023 Stock Incentive Plan, 2016 Employee Stock Incentive Plan and 2015 Non-Employee Directors Restricted Stock Unit Plan.

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

PART IV

Item 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1. Financial Statements
The following consolidated financial statements of American Woodmark Corporation are incorporated by reference to Item 8 of this report:
            Consolidated Balance Sheets as of April 30, 2024 and 2023.
            Consolidated Statements of Operations – for each year of the three-year period ended April 30, 2024.
    Consolidated Statements of Comprehensive Income – for each year of the three-year period ended April 30, 2024.
    Consolidated Statements of Shareholders' Equity – for each year of the three-year period ended April 30, 2024.
    Consolidated Statements of Cash Flows – for each year of the three-year period ended April 30, 2024.
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
    Management's Annual Report on Internal Control over Financial Reporting.
    Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting.
(a)2.Financial Statement Schedules
The following financial statement schedule is filed as a part of this Form 10-K:
    Schedule II – Valuation and Qualifying Accounts for each year of the three-year period ended April 30, 2024.
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

10.1 (c)	Amendment Agreement, dated as of January 17, 2023, to the Amended and Restated Credit Agreement dated as of April 22, 2021, among American Woodmark Corporation, as Borrower, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2023; Commission File No. 000-14798).

10.2(a)	2015 Non-Employee Directors Restricted Stock Unit Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A as filed on June 30, 2015; Commission File No. 000-14798).

10.3(a)	Employment Agreement for Mr. M. Scott Culbreth (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K/A as filed on August 25, 2020; Commission File No. 000-14798).*

10.3(b)	Employment Agreement for Mr. Robert J. Adams, Jr. (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K as filed on August 31, 2015; Commission File No. 000-14798).*

10.3(c)	Amendment to Employment Agreement for Mr. Robert J. Adams, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K as filed on May 29, 2019; Commission File No. 000-14798).*

10.3(d)	Employment Agreement for Mr. Paul Joachimczyk (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K/A filed on August 25, 2020; Commission File No. 000-14798).*

10.3(e)	Employment Agreement for Mr. Dwayne Medlin (filed herewith).*

10.3(f)	Employment Agreement for Ms. Kimberly Coldiron (filed herewith).*

10.4(a)	Equipment Lease, dated as of June 30, 2004, between the Company and the West Virginia Economic Development Authority (incorporated by reference to Exhibit 10.1(l) to the Registrant's Form 10-Q for the quarter ended July 31, 2004; Commission File No. 000-14798).

10.4(b)	West Virginia Facility Lease, dated as of July 30, 2004, between the Company and the West Virginia Economic Development Authority (incorporated by reference to Exhibit 10.1(m) to the Registrant's Form 10-Q for the quarter ended July 31, 2004; Commission File No. 000-14798).

10.5	2016 Employee Stock Incentive Plan (incorporated by reference to Exhibit A to the Registrant's Definitive Proxy Statement on Schedule 14A as filed on June 29, 2016; Commission File No. 000-14798).

10.5(a)	Form of Grant Letter used in connection with awards of service-based restricted stock units granted under the Company's 2016 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1(a) to the Registrant's Form 10-Q for the quarter ended July 31, 2017; Commission File No. 000-14798).*

10.5(b)	Form of Grant Letter used in connection with awards of performance-based restricted stock units granted under the Company's 2016 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1(b) to the Registrant's Form 10-Q for the quarter ended July 31, 2017; Commission File No. 000-14798).*

10.5(c)	Form of Grant Letter used in connection with awards of cultural-based restricted stock units granted under the Company's 2016 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1(c) to the Registrant's Form 10-Q for the quarter ended July 31, 2017; Commission File No. 000-14798).*

10.6(a)	American Woodmark Corporation 2023 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the Commission on June 27, 2023 (Commission File No. 000-14798)).*

10.6(b)	Form of Grant Letter used in connection with the grant of a supplemental long-term incentive award effective September 5, 2023 under the American Woodmark Corporation 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 6, 2023 (Commission File No 000-14798)).*

16.1(a)	Letter of KPMG, LLP, dated as of May 27, 2022, to the Securities and Exchange Commission (incorporated by reference to the Registrant's Current Report on Form 8-K filed May 27, 2022; Commission File No. 000-14798).*

16.1(b)	Letter of KPMG, LLP, dated as of June 29, 2022, to the Securities and Exchange Commission (incorporated by reference to Amendment No. 1 to the Registrant’s Current Report on Form 8-K filed July 1, 2022; Commission File No. 000-14798).

19.1	American Woodmark Corporation Insider Trading Policy (Filed Herewith).

21	Subsidiaries of the Company (Filed Herewith).

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (Filed Herewith).

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm (Filed Herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

97.1	American Woodmark Corporation Clawback Policy for the Recovery of Erroneously Awarded Compensation (Filed Herewith).

101
Interactive Data File for the Registrant's Annual Report on Form 10-K for the year ended April 30, 2024 formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (Filed Herewith).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
 *Management contract or compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts

AMERICAN WOODMARK CORPORATION
(In Thousands)

Description (a)	Balance at Beginning of Year	Additions (Reductions) Charged to Cost and Expenses		Other	Deductions		Balance at End of Year

Year ended April 30, 2024:

Allowance for credit losses	$449	$485		$—	$(460)	(b)	$474

Reserve for cash discounts	$1,753	$18,397	(c)	$—	$(18,663)	(d)	$1,487

Reserve for sales returns and allowances	$9,290	$25,040	(c)	$—	$(27,170)		$7,160

Year ended April 30, 2023:

Allowance for credit losses	$226	$420		$—	$(197)	(b)	$449

Reserve for cash discounts	$1,973	$21,540	(c)	$—	$(21,760)	(d)	$1,753

Reserve for sales returns and allowances	$9,539	$26,043	(c)	$—	$(26,292)		$9,290

Year ended April 30, 2022:

Allowance for credit losses	$331	$78		$—	$(183)	(b)	$226

Reserve for cash discounts	$1,836	$21,486	(c)	$—	$(21,349)	(d)	$1,973

Reserve for sales returns and allowances	$7,154	$30,088	(c)	$—	$(27,703)		$9,539

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

American Woodmark Corporation
(Registrant)

June 26, 2024	/s/ M. SCOTT CULBRETH
M. Scott Culbreth President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 26, 2024	/s/ M. SCOTT CULBRETH	June 26, 2024	/s/ PAUL JOACHIMCZYK
	M. Scott Culbreth President and Chief Executive Officer (Principal Executive Officer) Director		Paul Joachimczyk Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

June 26, 2024	/s/ LATASHA M. AKOMA	June 26, 2024	/s/ ANDREW B. COGAN
	Latasha M. Akoma Director		Andrew B. Cogan Director

June 26, 2024	/s/ JAMES G. DAVIS, JR.	June 26, 2024	/s/ PHILIP D. FRACASSA
	James G. Davis, Jr. Director		Philip D. Fracassa Director

June 26, 2024	/s/ DANIEL T. HENDRIX	June 26, 2024	/s/ DAVID A. RODRIGUEZ
	Daniel T. Hendrix Director		David A. Rodriguez Director

June 26, 2024	/s/ VANCE W. TANG	June 26, 2024	/s/ EMILY C. VIDETTO
	Vance W. Tang Director, Non-Executive Chair		Emily C. Videtto Director

In accordance with Securities and Exchange Commission requirements, the Company will furnish copies of all exhibits to its Form 10-K not contained herein upon receipt of a written request and payment of $0.10 per page to:

Mr. Kevin Dunnigan
VP, Treasurer
American Woodmark Corporation
P.O. Box 1980
Winchester, Virginia 22604-8090