Form 10-Q
period 2024-07-31
AMERICAN WOODMARK CORP
filed 2024-08-27
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
or
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

As of August 26, 2024, 15,497,342 shares of the Registrant's Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	July 31, 2024	April 30, 2024
ASSETS
Current assets
Cash and cash equivalents	$89,265	$87,398
Customer receivables, net	117,183	117,559
Inventories	177,119	159,101
Income taxes receivable	5,581	14,548
Prepaid expenses and other	26,074	24,104
Total current assets	415,222	402,710

Property, plant and equipment, net	252,366	272,461
Operating lease right-of-use assets	141,751	126,383
Goodwill	767,612	767,612
Promotional displays, net	2,728	3,274
Deferred income taxes	5,128	5,128
Other long-term assets, net	38,616	16,297
TOTAL ASSETS	$1,623,423	$1,593,865

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$69,627	$64,470
Current maturities of long-term debt	2,704	2,722
Short-term lease liability - operating	30,685	27,409
Accrued compensation and related expenses	56,192	61,212
Accrued marketing expenses	18,629	16,437
Other accrued expenses	31,519	23,476
Total current liabilities	209,356	195,726

Long-term debt, less current maturities	372,175	371,761
Deferred income taxes	5,176	5,002
Long-term lease liability - operating	118,665	106,573
Other long-term liabilities	4,212	4,427

Shareholders' equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at July 31, 2024: 15,428,962; at April 30, 2024: 15,653,463	354,470	359,784
Retained earnings	554,193	543,274
Accumulated other comprehensive income	5,176	7,318
Total shareholders' equity	913,839	910,376
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,623,423	$1,593,865

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	July 31,
	2024	2023

Net sales	$459,128	$498,255
Cost of sales and distribution	366,262	388,646
Gross Profit	92,866	109,609

Selling and marketing expenses	24,337	24,360
General and administrative expenses	21,502	35,594
Restructuring charges, net	—	(172)
Operating Income	47,027	49,827

Interest expense, net	2,290	2,437
Other expense (income), net	5,240	(1,075)
Income Before Income Taxes	39,497	48,465

Income tax expense	9,864	10,615

Net Income	$29,633	$37,850

Weighted Average Shares Outstanding
Basic	15,550,517	16,490,408
Diluted	15,673,570	16,589,481

Net earnings per share
Basic	$1.91	$2.30
Diluted	$1.89	$2.28

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2024	2023

Net income	$29,633	$37,850

Other comprehensive (loss) income, net of tax:
Change in cash flow hedges (swap), net of taxes (benefit) of $(719) and $311 for the three-months ended July 31, 2024 and 2023, respectively	(2,142)	914

Total Comprehensive Income	$27,491	$38,764

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	(LOSS)/INCOME	EQUITY
Balance, April 30, 2023	16,635,295	$370,259	$493,157	$10,372	$873,788

Net income	—	—	37,850	—	37,850
Other comprehensive income,
net of tax	—	—	—	914	914
Stock-based compensation	—	2,247	—	—	2,247
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	55,092	(1,830)	—	—	(1,830)
Stock repurchases	(328,295)	(6,565)	(15,715)	—	(22,280)
Employee benefit plan
contributions	50,786	3,676	—	—	3,676
Balance, July 31, 2023	16,412,878	$367,787	$515,292	$11,286	$894,365

Balance, April 30, 2024	15,653,463	$359,784	$543,274	$7,318	$910,376

Net income	—	—	29,633	—	29,633
Other comprehensive loss,
net of tax	—	—	—	(2,142)	(2,142)
Stock-based compensation	—	2,941	—	—	2,941
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	46,959	(2,730)	—	—	(2,730)
Stock repurchases	(271,460)	(5,525)	(18,714)	—	(24,239)
Balance, July 31, 2024	15,428,962	$354,470	$554,193	$5,176	$913,839

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$29,633	$37,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,802	23,162
Net loss on disposal of property, plant and equipment	58	7
Reduction in the carrying amount of operating lease right-of-use assets	9,190	7,007
Amortization of debt issuance costs	208	212
Change in fair value of foreign exchange forward contracts	5,309	(1,015)
Stock-based compensation expense	2,941	2,247
Deferred income tax expense (benefit)	903	(2,442)
Contributions of employer stock to employee benefit plan	—	3,676
Other non-cash items	663	494
Changes in operating assets and liabilities:
Customer receivables	596	1,085
Income taxes receivable/payable	8,767	(1,506)
Inventories	(18,954)	22,744
Prepaid expenses and other assets	(10,184)	2,414
Accounts payable	3,019	(2,336)
Accrued compensation and related expenses	(5,032)	(1,953)
Operating lease liabilities	(9,190)	(7,200)
Marketing and other accrued expenses	10,082	2,275
Net cash provided by operating activities	40,811	86,721

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(11,300)	(13,798)
Proceeds from sales of property, plant and equipment	5	4
Investment in promotional displays	(99)	(429)
Net cash used by investing activities	(11,394)	(14,223)

FINANCING ACTIVITIES
Payments of long-term debt	(781)	(622)
Repurchase of common stock	(24,039)	(22,128)
Withholding of employee taxes related to stock-based compensation	(2,730)	(1,830)
Net cash used by financing activities	(27,550)	(24,580)

Net increase in cash and cash equivalents	1,867	47,918

	Three Months Ended
	July 31,
	2024	2023

Cash and cash equivalents, beginning of period	87,398	41,732

Cash and cash equivalents, end of period	$89,265	$89,650

Supplemental cash flow information:
Non-cash investing and financing activities:
Property, plant and equipment	$2,139	$—

Cash paid during the period for:
Interest	$3,795	$3,839
Income taxes	$303	$14,486

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2025 ("fiscal 2025"). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2024 ("fiscal 2024") filed with the U.S. Securities and Exchange Commission ("SEC").

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

In accordance with accounting standards, when evaluating goodwill, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If, after such assessment, an entity concludes that it is more likely than not that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down by the amount that the carrying value exceeds the fair value of the reporting unit. There were no impairment charges related to goodwill for the three-month periods ended July 31, 2024 and 2023.

Intangible assets consist of customer relationship intangibles. The Company amortizes the cost of intangible assets over their estimated useful lives, six years, unless such lives are deemed indefinite. The Company reviews its intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges related to intangible assets for the three-month period ended July 31, 2023. Customer relationship intangibles were fully amortized as of December 31, 2023.

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

The Company uses interest rate swap contracts to manage interest rate exposures. The Company records outstanding swap contracts in the condensed consolidated balance sheets at fair value. Changes in the fair value of interest rate swap contracts designated as cash flow hedges are recorded in accumulated other comprehensive income, and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings.

The Company also manages risks through the use of foreign exchange forward contracts. The Company recognizes its outstanding forward contracts in the condensed consolidated balance sheets at fair value. The Company does not designate the forward contracts as accounting hedges. The changes in the fair value of the forward contracts are recorded in other expense (income), net in the condensed consolidated statements of income.

Note B--New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09 “Improvements to Income Tax Disclosures.” The amendments in this ASU are intended to increase transparency through improvements to income tax disclosures primarily related to the income tax rate reconciliation and income taxes paid information. This standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the disclosure impacts of ASU 2023-09 on its condensed consolidated financial statements and related disclosures; however, it does not expect this update to have an impact on its financial condition or results of operations.

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" to include more detailed information about a reportable segment’s expenses. This ASU also requires that a public entity with a single reportable segment, like the Company, provide all of the disclosures required as part of the amendments and all existing disclosures required by Topic 280. The ASU should be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact on the related disclosures; however, it does not expect this update to have an impact on its financial condition or results of operations.

Note C--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended
	July 31,
(in thousands, except per share amounts)	2024	2023
Numerator used in basic and diluted net earnings
per common share:
Net income	$29,633	$37,850
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	15,551	16,490
Effect of dilutive securities:
Stock options and restricted stock units	123	99
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	15,674	16,589
Net earnings per share
Basic	$1.91	$2.30
Diluted	$1.89	$2.28

There were no potentially dilutive securities for the three-month periods ended July 31, 2024 and 2023, which were excluded from the calculation of net earnings per diluted share.

Note D--Stock-Based Compensation

The Company has various stock-based compensation plans. During the three-months ended July 31, 2024, the Board of Directors approved grants of service-based restricted stock units ("RSUs") and performance-based RSUs to key employees. The performance-based RSUs entitle the recipients to receive one share of the Company's common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units cliff vest at the end of the three year vesting period. The service-based RSUs granted to key employees entitle the recipients to receive one share of the Company's common stock per unit granted if they remain continuously employed with the Company until the units vest. Service-based RSUs granted to employees vest one-third on each of the first, second and third anniversaries of the grant date. The fair value of the Company's RSU awards is expensed on a straight-line basis over the vesting period of the RSUs to the extent the Company believes it is probable the related performance criteria, if any, will be met.

The following table summarizes the Company's stock-based compensations grants for the three-months ended July 31, 2024:

(in thousands, except per share amounts)	Stock Awards Granted
Service-based RSUs	49,199
Performance-based RSUs	98,391

For the three-month periods ended July 31, 2024 and 2023, stock-based compensation expense was allocated as follows:

	Three Months Ended
	July 31,
(in thousands)	2024	2023
Cost of sales and distribution	$541	$578
Selling and marketing expenses	573	608
General and administrative expenses	1,827	1,061
Stock-based compensation expense	$2,941	$2,247

Note E--Customer Receivables

The components of customer receivables were:

	July 31,	April 30,
(in thousands)	2024	2024
Gross customer receivables	$126,236	$126,680
Less:
Allowance for credit losses	(491)	(474)
Allowance for returns and discounts	(8,562)	(8,647)

Net customer receivables	$117,183	$117,559

Note F--Inventories

The components of inventories were:

	July 31,	April 30,
(in thousands)	2024	2024
Raw materials	$67,813	$61,548
Work-in-process	45,483	44,464
Finished goods	63,823	53,089

Total inventories	$177,119	$159,101

Note G--Property, Plant and Equipment

The components of property, plant and equipment were:

	July 31,	April 30,
(in thousands)	2024	2024
Land	$4,475	$4,475
Buildings and improvements	134,487	131,663
Buildings and improvements - finance leases	11,164	11,164
Machinery and equipment	389,870	370,940
Machinery and equipment - finance leases	32,204	32,173
Software	31,143	39,252
Construction in progress	38,656	64,057
Total property, plant and equipment	641,999	653,724
Less accumulated amortization and depreciation	(389,633)	(381,263)

Property, plant and equipment, net	$252,366	$272,461

Amortization and depreciation expense on property, plant and equipment amounted to $11.2 million and $9.6 million for the three-months ended July 31, 2024 and 2023, respectively. Accumulated amortization on finance leases included in the above table amounted to $31.4 million and $31.7 million as of July 31, 2024 and April 30, 2024, respectively.

Note H--Intangibles
As of December 31, 2023, customer relationship intangibles were fully amortized. Amortization expense for the three-month period ended July 31, 2023 was $11.4 million.

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

The following is a reconciliation of the Company's warranty liability, which is included in other accrued expenses on the unaudited condensed consolidated balance sheets:

	Three Months Ended
	July 31,
(in thousands)	2024	2023
Beginning balance at May 1	$5,581	$8,014
Accrual	4,878	5,108
Settlements	(5,253)	(5,521)

Ending balance at July 31	$5,206	$7,601

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

The Company's financial instruments include cash and equivalents, marketable securities, and other investments; accounts receivable and accounts payable; interest rate swap and foreign exchange forward contracts; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt on the condensed consolidated balance sheets approximate their fair value due to the short maturities of these items. The interest rate swap and foreign exchange forward contracts were marked to market and therefore represent fair value. The fair values of these contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The following table summarizes the fair value of assets that are recorded in the Company's consolidated financial statements as of July 31, 2024 and April 30, 2024 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of July 31, 2024
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$189	$—	$—
Interest rate swap contracts	—	6,938	—
Total assets at fair value	$189	$6,938	$—

LIABILITIES:
Foreign exchange forward contracts	$—	$6,853	$—

	As of April 30, 2024
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$178	$—	$—
Interest rate swap contracts	—	9,810	—
Total assets at fair value	$178	$9,810	$—

LIABILITIES:
Foreign exchange forward contracts	$—	$1,544	$—

There were no transfers between Level 1, Level 2, or Level 3 for assets measured at fair value on a recurring basis.

Note K--Loans Payable and Long-Term Debt

On April 22, 2021, the Company amended and restated its prior credit agreement and on January 17, 2023 the Company entered into an amendment of such agreement to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate ("SOFR"), effective January 31, 2023. The amended and restated credit agreement (the "A&R Credit Agreement") provides for a $500 million revolving loan facility with a $50 million sub-facility for the issuance of letters of credit (the "Revolving Facility") and a $250 million term loan facility (the "Term Loan Facility"). Also on April 22, 2021, the Company borrowed the entire $250 million under the Term Loan Facility and approximately $264 million under the Revolving Facility to fund, in part, the repayment in full of the amounts then outstanding under its prior credit agreement and the redemption of $350 million in aggregate principal amount of 4.875% Senior Notes due in 2026. The Company is required to repay the Term Loan Facility in specified quarterly installments, which have been prepaid through April 30, 2025. The Revolving Facility and Term Loan Facility mature on April 22, 2026.

As of July 31, 2024 and April 30, 2024, $206.3 million was outstanding on the Term Loan Facility. As of July 31, 2024 and April 30, 2024, $163.8 million was outstanding under the Revolving Facility. Outstanding letters of credit under the Revolving Facility were $13.3 million as of July 31, 2024, leaving approximately $322.9 million in available capacity under the Revolving Facility as of July 31, 2024. The outstanding balances noted above approximate fair value as the facilities have a floating interest rate.

Amounts outstanding under the Term Loan Facility and the Revolving Facility bear interest based on a fluctuating rate measured by reference to either, at the Company's option, a base rate plus an applicable margin or SOFR plus 10 basis points plus an applicable margin, with the applicable margin being determined by reference to the Company's then-current "Secured Net Leverage Ratio." The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company's then-current "Secured Net Leverage Ratio." In addition, a letter of credit fee accrues on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on SOFR loans, payable quarterly in arrears. As of July 31, 2024, the applicable margin with respect to base rate loans and SOFR loans was 0.0% and 1.0%, respectively, and the commitment fee was 0.1%.

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

As of July 31, 2024, the Company was in compliance with all covenants included in the A&R Credit Agreement.

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

For the three-month periods ended July 31, 2024, unrealized gains (losses), net of deferred taxes, of ($0.3) million, were recorded in other comprehensive income, and $1.8 million, of realized gains, net of deferred taxes, were reclassified out of accumulated other comprehensive income (loss) to interest expense, net due to interest received from and payments made to the swap counterparties. For the three-month periods ended July 31, 2023, unrealized gains (losses), net of deferred taxes, of $2.7 million, were recorded in other comprehensive income, and $1.8 million, of realized gains, net of deferred taxes, were reclassified out of accumulated other comprehensive income (loss) to interest expense, net due to interest received from and payments made to the swap counterparties. As of July 31, 2024, the Company anticipates reclassifying approximately $5.2 million of net hedging gains from accumulated other comprehensive income into earnings during the next 12 months to offset the variability of the hedged items during this period.

The fair value of the derivative instruments are included in other assets on the condensed consolidated balance sheets.

Foreign Exchange Forward Contracts

At July 31, 2024, the Company held a target accrual redemption forward agreement to purchase Mexican Pesos across 42 defined fixings. These fixings allow for U.S. dollars to be converted into Pesos at a rate of 18.25 Pesos to one U.S. Dollar. Cumulative profit is capped at an aggregate of approximately $1.8 million over the shorter of the life of the contract fixings or the utilization of the cap. If the spot rate is between 18.25 and 19.00 for a defined fixing then the Company purchases at the spot rate and the profit cap is not impacted. As of July 31, 2024, a liability of $6.9 million is recorded in other accrued expenses on the condensed consolidated balance sheet.

Note M--Income Taxes

The effective income tax rates for the three-month period ended July 31, 2024 was 25.0% compared with 21.9% in the comparable period in the prior fiscal year. The effective rates were higher than the 21.0% U.S. statutory rate for all periods presented primarily due to state income taxes. The effective rate for the period ended July 31, 2024 was higher than the comparable prior year period primarily due to lower favorable federal tax credits and stock compensation deductions booked in the prior period.

Note N--Revenue Recognition

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing, and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the three-months ended July 31, 2024 and 2023:

	Three Months Ended
	July 31,
(in thousands)	2024	2023
Home center retailers	$175,653	$210,460
Builders	210,115	203,375
Independent dealers and distributors	73,360	84,420
Net Sales	$459,128	$498,255

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

As of July 31, 2024, the Company's two largest customers, Customers A and B, represented 28.9% and 15.9% of the Company's gross customer receivables, respectively. As of July 31, 2023, Customers A and B represented 31.5% and 23.4% of the Company's gross customer receivables, respectively.

The following table summarizes the percentage of net sales attributable to the Company's two largest customers for the three-months ended July 31, 2024 and 2023:

	Three Months Ended
	July 31,
	2024	2023
Customer A	26.7%	28.2%
Customer B	11.5%	14.0%

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

Except as described below, the Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims that were deemed to be either probable or reasonably possible was not material as of July 31, 2024.

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

Included in the Final Determination is a list of Vietnamese suppliers not eligible for certification. AD and CVD cash deposits of 206% are required for imports from the Vietnamese suppliers not eligible for certification. Many of the Vietnamese suppliers appealed their inclusion on the ineligible for certification list in the Preliminary Determination. Because two of the Company’s primary Vietnamese plywood vendors remained on the ineligible for certification list in the Final Determination, the Company recorded a loss on unliquidated customs entries as of Final Determination in July 2023. The loss recorded in the first quarter of fiscal 2024 was $4.9 million, or $3.7 million net of tax. Through the first fiscal quarter of 2025, the Company has remitted deposits of $3.8 million pursuant to the Final Determination. Based on the evidence provided from the Vietnamese suppliers, the specific characteristics of the product imported and other relevant matters, the Company intends to vigorously appeal the Final Determination that it is subject to these duties and disputes the findings of the Final Determination with regards to the Company. In fiscal 2024 the Company filed an administrative review request on the AD/CVD orders and the Company filed a complaint with the Court of International Trade. As of July 31, 2024, both of these proceedings are pending. Our last order was placed with these vendors in June 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes, both of which are included in Part I, Item 1 of this report. The Company's critical accounting policies are included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2024.

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

Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report, including elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and also in the Company's most recent Annual Report on Form 10-K for the fiscal year ended April 30, 2024, filed with the SEC, including under Item 1A, "Risk Factors," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk." While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a material adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes in this report speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Overview

American Woodmark Corporation manufactures and distributes kitchen, bath, and home organization products for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors. As of July 31, 2024, the Company operated 18 manufacturing facilities in the United States and Mexico, eight primary service centers, and one distribution center located throughout the United States.

The three-month period ended July 31, 2024 was the Company's first quarter of its fiscal year that ends on April 30, 2025 ("fiscal 2025").

Financial Overview

The Company was impacted by the following macro-economic trends during the first quarter of fiscal 2025:

•The median price per existing home sold increased during the second calendar quarter of 2024 compared to the same period one year ago by 4.9% according to data provided by the National Association of Realtors, and existing home sales decreased 3.3% during the second calendar quarter of 2024 compared to the same period in the prior year;
•The unemployment rate increased to 4.3% as of July 2024 compared to 3.5% as of July 2023, and 3.9% in April 2024, according to data provided by the U.S. Department of Labor;
•Mortgage interest rates decreased slightly with a thirty-year fixed mortgage rate of approximately 6.7% in July 2024, a decrease of approximately 8 basis points compared to the same period in the prior year, according to Freddie Mac;
•Consumer sentiment as tracked by Thomson Reuters/University of Michigan decreased from 71.6 in July 2023 to 66.4 in July 2024; and
•The inflation rate as of July 2024 was 2.9%, compared to 3.2% in July 2023 and 3.4% in April 2024 according to data provided by the U.S. Department of Labor.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, home owner equity, and housing affordability.

The Company earned net income of $29.6 million, or 6.5% of net sales, for the first quarter of fiscal 2025, compared with $37.9 million, or 7.6% of net sales, in the same period of the prior year.

Results of Operations

	Three Months Ended
	July 31,
(in thousands)	2024	2023	Percent Change

Net sales	$459,128	$498,255	(7.9)%
Gross profit	$92,866	$109,609	(15.3)%
Selling and marketing expenses	$24,337	$24,360	(0.1)%
General and administrative expenses	$21,502	$35,594	(39.6)%

Net Sales

Net sales were $459.1 million for the first quarter of fiscal 2025, a decrease of $39.1 million or 7.9% compared to the same period of fiscal 2024. The Company's remodeling sales, which consist of our independent dealer and distributor channel sales and home center retail sales, decreased 15.6% during the first quarter of fiscal 2025 compared to the same prior year period. Our independent dealer and distributor channel decreased 13.1% during the first quarter of fiscal 2025 compared to the comparable prior year period. Our home center channel decreased by 16.5% during the first quarter of fiscal 2025 compared to the same period of fiscal 2024. Demand trends remain under pressure for our made-to-order and stock kitchen business due to lower in-store traffic rates and consumers choosing smaller sized projects.

Builder sales increased 3.3% in the first quarter of fiscal 2025 compared to the same period of fiscal 2024. The Company believes that fluctuations in single-family housing starts and completions are the best indicator of new construction cabinet activity. Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts increased 14.2% during the first quarter of fiscal 2025 over the comparable prior year period, according to the U.S. Department of Commerce. In comparison, housing completions increased 3.5% during the first quarter of fiscal 2025 over the comparable prior year period, according to the U.S. Department of Commerce.

Gross Profit

Gross profit margin for the first quarter of fiscal 2025 was 20.2% compared with 22.0% for the same period of fiscal 2024, representing a 180 basis point decrease. Gross profit margin in the first quarter was negatively impacted by lower sales volumes impacting manufacturing leverage in our new facilities in Hamlet, North Carolina and Monterrey, Mexico, with combined price increases in our input costs around logistics, raw materials, and labor, partially offset by our sustained operating efficiencies in the manufacturing platforms, and the non-recurring pre-tax charge of $4.9 million related to the plywood case in the prior fiscal year.

Selling and Marketing Expenses

Selling and marketing expenses remained relatively flat during the first quarter of fiscal 2025 compared to the same period of the prior year. Selling and marketing expenses were 5.3% of net sales in the first quarter of fiscal 2025, compared with 4.9% for the same period of fiscal 2024. The increase in selling and marketing expenses as a percent of net sales during the first quarter of fiscal 2025 was driven primarily by lower net sales, and partially offset by lower incentive costs for employees.

General and Administrative Expenses

General and administrative expenses decreased by $14.1 million or 39.6% during the first quarter of fiscal 2025 compared to the same period of the prior year. General and administrative expenses were 4.7% of net sales in the first quarter of fiscal 2025, compared with 7.1% of net sales in the first quarter of fiscal 2024. The decrease in general and administrative expenses during the first quarter of fiscal 2025 was driven primarily by the absence of amortization of customer intangibles that ended in December 2023 and lower year-over-year incentive and profit sharing costs for employees.

Effective Income Tax Rates

The effective income tax rates for the three-month period ended July 31, 2024 was 25.0% compared with 21.9% in the comparable period in the prior fiscal year. The effective rates were higher than the 21.0% U.S. statutory rate for all periods presented primarily due to state income taxes. The effective rate for the period ended July 31, 2024 was higher than the comparable prior year period primarily due to lower favorable federal tax credits and stock compensation deductions booked in the prior period.

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

Management believes all these non-GAAP financial measures provide an additional means of analyzing the current period's results against the corresponding prior period's results. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company's reported results prepared in accordance with GAAP. Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

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

We define EBITDA as net income (loss) adjusted to exclude (1) income tax expense (benefit), (2) interest expense, net, (3) depreciation and amortization expense, and (4) amortization of customer relationship intangibles. We define Adjusted EBITDA as EBITDA adjusted to exclude (1) expenses related to the acquisition of RSI Home Products, Inc. ("RSI acquisition") and the subsequent restructuring charges that the Company incurred related to the acquisition, (2) non-recurring restructuring charges, (3) net gain/loss on debt forgiveness, (4) stock-based compensation expense, (5) gain/loss on asset disposals, and (6) change in fair value of foreign exchange forward contracts. We believe Adjusted EBITDA, when presented in conjunction with comparable GAAP measures, is useful for investors because management uses Adjusted EBITDA in evaluating the performance of our business.

We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales.

Adjusted EPS per diluted share

We use Adjusted EPS per diluted share in evaluating the performance of our business and profitability. Management believes that this measure provides useful information to investors by offering additional ways of viewing the Company's results by providing an indication of performance and profitability excluding the impact of unusual and/or non-cash items. We define Adjusted EPS per diluted share as diluted earnings per share excluding the per share impact of (1) expenses related to the RSI acquisition and the subsequent restructuring charges that the Company incurred related to the RSI acquisition, (2) non-recurring restructuring charges, (3) the amortization of customer relationship intangibles, (4) net gain/loss on debt forgiveness, and (5) the tax benefit of RSI acquisition expenses and subsequent restructuring charges, the net gain on debt forgiveness and modification, and the amortization of customer relationship intangibles. The amortization of intangible assets is driven by the RSI acquisition and will recur in future periods. Management has determined that excluding amortization of intangible assets from our definition of Adjusted EPS per diluted share will better help it evaluate the performance of our business and profitability.

Reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin
	Three Months Ended
	July 31,
(in thousands)	2024	2023

Net income (GAAP)	$29,633	$37,850
Add back:
Income tax expense	9,864	10,615
Interest expense, net	2,290	2,437
Depreciation and amortization expense	12,802	11,745
Amortization of customer relationship intangibles	—	11,417
EBITDA (Non-GAAP)	54,589	74,064
Add back:
Acquisition and restructuring related expenses (1)	—	20
Non-recurring restructuring charges (2)	—	(172)
Change in fair value of foreign exchange forward contracts (3)	5,309	(1,015)
Stock-based compensation expense	2,941	2,247
Loss on asset disposal	58	7
Adjusted EBITDA (Non-GAAP)	62,897	75,151

Net Sales	$459,128	$498,255
Net income margin (GAAP)	6.5%	7.6%
Adjusted EBITDA margin (Non-GAAP)	13.7%	15.1%
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

Adjusted EBITDA

Adjusted EBITDA for the first quarter of fiscal 2025 was $62.9 million or 13.7% of net sales compared to $75.2 million or 15.1% of net sales for the same quarter of the prior fiscal year. The decrease in Adjusted EBITDA for the first three months of fiscal 2025 is primarily due to decreased net income.

Reconciliation of Net Income to Adjusted Net Income
	Three Months Ended
	July 31,
(in thousands, except share data)	2024	2023

Net income (GAAP)	$29,633	$37,850
Add back:
Acquisition and restructuring related expenses	—	20
Non-recurring restructuring charges	—	(172)
Amortization of customer relationship intangibles	—	11,417
Tax benefit of add backs	—	(2,940)
Adjusted net income (Non-GAAP)	$29,633	$46,175

Weighted average diluted shares (GAAP)	15,673,570	16,589,481

EPS per diluted share (GAAP)	$1.89	$2.28
Adjusted EPS per diluted share (Non-GAAP)	$1.89	$2.78

Outlook

We expect a low single-digit decline in net sales for fiscal 2025 versus fiscal 2024 as a result of a softer repair and remodel market and a decline in larger ticket remodel purchases across retailers, partially offset by an increase in new construction. Our outlook for Adjusted EBITDA for fiscal 2025 will range from $225 million to $245 million. The change in net sales and Adjusted EBITDA is highly dependent upon overall industry, economic growth trends, material constraints, labor impacts, interest rates and consumer behaviors. Adjusted EBITDA will also be impacted as we continue to ramp up production from our plant expansions in Monterrey, Mexico and Hamlet, North Carolina.

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

Additional risks and uncertainties that could affect the Company's results of operations and financial condition are discussed elsewhere in this report, including under "Forward-Looking Statements," and elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024, including under Item 1A. "Risk Factors," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $89.3 million at July 31, 2024, representing a $1.9 million increase from its April 30, 2024 levels primarily due to $40.8 million cash provided by operations in the first three months of fiscal 2025, partially offset by $11.3 million in payments to acquire property, plant, and equipment, and $24.0 million of stock repurchases. Cash provided by operations in the first three months of fiscal 2024 was $86.7 million. The decrease in the Company's cash from operating activities in the current year was driven primarily by a decrease in net income and depreciation and amortization and cash outflows from inventories, prepaid expenses and other assets, and accrued compensation and related expenses, partially offset by cash inflows from income taxes, accounts payable, and other accrued expenses. At July 31, 2024, total long-term debt (including current maturities) was $374.9 million.

The Company's main source of liquidity is its cash and cash equivalents on hand and generally cash generated from its operating activities. The Company can also borrow amounts under the Revolving Facility.

On April 22, 2021, the Company amended and restated its prior credit agreement and on January 17, 2023 the Company entered into an amendment of such agreement to transition the applicable interest rate from LIBOR to SOFR, effective January 31, 2023. The amended and restated credit agreement (the "A&R Credit Agreement") provides for a $500 million revolving loan facility with a $50 million sub-facility for the issuance of letters of credit (the "Revolving Facility") and a $250 million term loan facility (the "Term Loan Facility"). Also on April 22, 2021, the Company borrowed the entire $250 million under the Term Loan Facility and approximately $264 million under the Revolving Facility to fund, in part, the repayment in full of the amounts then outstanding under its prior credit agreement and the complete redemption of its 4.875% Senior Notes due 2026. The Company is required to repay the Term Loan Facility in specified quarterly installments. The Revolving Facility and Term Loan Facility mature on April 22, 2026. Approximately $322.9 million was available under the Revolving Facility as of July 31, 2024.

The A&R Credit Agreement includes certain financial covenants that require the Company to maintain (i) a "Consolidated Interest Coverage Ratio" of no less than 2.00 to 1.00 and (ii) a "Total Net Leverage Ratio" of no greater than 4.00 to 1.00, subject, in each case, to certain limited exceptions.

The A&R Credit Agreement includes certain additional covenants, including negative covenants that restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create additional liens on its assets, make certain investments, dispose of its assets or engage in a merger or other similar transaction or engage in transactions with affiliates, subject, in each case, to the various exceptions and conditions described in the A&R Credit Agreement. The negative covenants further restrict the ability of the Company and certain of its subsidiaries to make certain restricted payments, including, in the case of the Company, the payment of dividends and the repurchase of common stock, in certain limited circumstances. See Note K — Loans Payable and Long-Term Debt for a discussion of interest rates under the A&R Credit Agreement and our compliance with the covenants in the A&R Credit Agreement. We expect to remain in compliance with each of the covenants under the A&R Credit Agreement during the remainder of fiscal 2025.

As of July 31, 2024 and April 30, 2024, the Company had no off-balance sheet arrangements.

The Company's investing activities primarily consist of investment in property, plant and equipment and promotional displays. Net cash used for investing activities was $11.4 million in the first three months of fiscal 2025, compared with $14.2 million in the comparable period of fiscal 2024.

During the first three months of fiscal 2025, net cash used by financing activities was $27.6 million, compared with $24.6 million in the comparable period of the prior fiscal year. The increase in cash used during the first three months of fiscal 2025 was primarily driven by $24.0 million of common stock repurchases, an increase of $1.9 million over prior year.

On November 29, 2023 the Board of Directors authorized a stock repurchase program of up to $125 million of the Company's outstanding common shares. In conjunction with this authorization the Board of Directors cancelled the remaining $22.1 million that had yet to be repurchased under the $100 million existing authorization from May 25, 2021. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the A&R Credit Agreement, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management generally expects to fund any share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. The Company repurchased $24.0 million of its common shares during the first quarter of fiscal 2025. As of July 31, 2024, $65.4 million of funds remained available from the amounts authorized by the Board to repurchase the Company's common stock.

Cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations and fund capital expenditures for the remainder of fiscal 2025.

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

Critical Accounting Policies

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to the Company's critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The costs of the Company's products are subject to inflationary pressures and commodity price fluctuations. The Company has generally been able, over time, to recover the effects of inflation and commodity price fluctuations through sales price increases although there may be a lag in the recovery.

The A&R Credit Agreement includes a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of July 31, 2024 would increase our annual interest expense by approximately $2.0 million. See Note K — Loans Payable and Long-Term Debt for further discussion.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 31, 2024. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended July 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

Risk factors that may affect the Company's business, results of operations and financial condition are described in Part I, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2024 and there have been no material changes from the risk factors disclosed. Additional risks are discussed elsewhere in this report, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Forward-Looking Statements" and "Outlook."

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details share repurchases made by the Company during the first quarter of fiscal 2025:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (000)
	(1)	Per Share	Programs	(1)
May 1 - 31, 2024	112,814	$93.17	112,814	$78,977
June 1 - 30, 2024	—	$—	—	$78,977
July 1 - 31, 2024	158,646	$86.33	158,646	$65,437
Quarter ended July 31, 2024	271,460	$89.92	271,460	$65,437

(1) Under a stock repurchase authorization approved by its Board on November 29, 2023, the Company was authorized to purchase up to $125 million of the Company's common shares. Management funded these share repurchases using available cash and cash generated from operations. Repurchased shares became authorized but unissued common shares. At July 31, 2024, $65.4 million of funds remained from the amounts authorized by the Board to repurchase the Company's common shares. The Company purchased a total of 271,460 common shares, for an aggregate purchase price of $24.0 million, during the first quarter of fiscal 2025 under the authorization pursuant to a repurchase plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On June 10, 2024, M. Scott Culbreth, the Company’s President, Chief Executive Officer and Director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 14,000 shares of the Company’s common stock beginning October 1, 2024 until September 30, 2025. During the fiscal quarter ended July 31, 2024, none of the Company’s directors or executive officers terminated or modified a "Rule 10b5-1 trading agreement" or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of American Woodmark Corporation held on August 22, 2024, the holders of 14,370,476 of the 15,587,458 shares of the Company's common stock outstanding voted on one or more matters either in person at the meeting or by duly executed and delivered proxies. The shareholders approved the items outlined in the Company's Proxy Statement that was sent to shareholders and filed with the SEC in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

The following items were approved at the Company's Annual Meeting:

	Votes	Votes	Broker
	"FOR"	"WITHHELD"	"NON-VOTES"

1. Election of the Board of Directors:
Latasha M. Akoma	13,971,079	60,216	339,181

Andrew B. Cogan	13,611,540	419,755	339,181
M. Scott Culbreth	13,878,501	152,794	339,181
James G. Davis, Jr.	11,145,885	2,885,410	339,181
Philip D. Fracassa	14,000,957	30,338	339,181
Daniel T. Hendrix	13,615,880	415,415	339,181
David A. Rodriguez	13,415,392	615,903	339,181
Vance W. Tang	13,271,197	760,098	339,181
Emily C. Videtto	13,467,681	563,614	339,181

	Votes	Votes	Votes	Broker
	"FOR"	"AGAINST"	"ABSTAINED"	"NON-VOTES"

2. Ratification of Selection of Independent Registered Public Accounting Firm	14,257,892	106,166	6,418	—

3. Advisory Vote to Approve Executive Compensation	13,506,700	354,021	170,574	339,181

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended July 31, 2004; Commission File No. 000-14798).

3.2	Bylaws – as amended effective January 16, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K as filed on January 22, 2024; Commission File No. 000-14798).

10.1(a)	Form of Grant Letter used in connection with awards of service-based restricted stock units granted under the Company's 2023 Stock Incentive Plan (Filed Herewith).*

10.1(b)	Form of Grant Letter used in connection with awards of performance-based restricted stock units granted under the Company's 2023 Stock Incentive Plan (Filed Herewith).*

10.1(c)	Form of Grant Letter used in connection with awards of cultural-based restricted stock units granted under the Company's 2023 Stock Incentive Plan (Filed Herewith).*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

101
Interactive Data File for the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2024 formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

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

Date: August 27, 2024
Signing on behalf of the registrant and
as principal financial and accounting officer