Form 10-Q
period 2024-10-31
AMERICAN WOODMARK CORP
filed 2024-11-26
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
or
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

As of November 25, 2024, 15,054,073 shares of the Registrant's Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	October 31, 2024	April 30, 2024
ASSETS
Current assets
Cash and cash equivalents	$56,717	$87,398
Customer receivables, net	123,225	117,559
Inventories	183,978	159,101
Income taxes receivable	12,343	14,548
Prepaid expenses and other	26,380	24,104
Total current assets	402,643	402,710

Property, plant and equipment, net	255,853	272,461
Operating lease right-of-use assets	138,502	126,383
Goodwill	767,612	767,612
Promotional displays, net	2,492	3,274
Deferred income taxes	5,432	5,128
Other long-term assets, net	37,341	16,297
TOTAL ASSETS	$1,609,875	$1,593,865

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$69,173	$64,470
Current maturities of long-term debt	7,831	2,722
Short-term lease liability - operating	32,365	27,409
Accrued compensation and related expenses	51,105	61,212
Accrued marketing expenses	18,893	16,437
Other accrued expenses	29,201	23,476
Total current liabilities	208,568	195,726

Long-term debt, less current maturities	367,981	371,761
Deferred income taxes	—	5,002
Long-term lease liability - operating	113,949	106,573
Other long-term liabilities	4,315	4,427

Shareholders' equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at October 31, 2024: 15,161,275; at April 30, 2024: 15,653,463	355,377	359,784
Retained earnings	556,412	543,274
Accumulated other comprehensive income	3,273	7,318
Total shareholders' equity	915,062	910,376
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,609,875	$1,593,865

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2024	2023	2024	2023

Net sales	$452,482	$473,867	$911,610	$972,122
Cost of sales and distribution	366,771	370,708	733,033	759,354
Gross Profit	85,711	103,159	178,577	212,768

Selling and marketing expenses	21,738	22,685	46,075	47,045
General and administrative expenses	20,237	35,036	41,739	70,630
Restructuring charges, net	1,133	(26)	1,133	(198)
Operating Income	42,603	45,464	89,630	95,291

Interest expense, net	2,448	1,953	4,738	4,390
Other expense, net	4,702	3,050	9,942	1,975
Income Before Income Taxes	35,453	40,461	74,950	88,926

Income tax expense	7,767	10,120	17,631	20,735

Net Income	$27,686	$30,341	$57,319	$68,191

Weighted Average Shares Outstanding
Basic	15,327,191	16,322,069	15,438,854	16,406,239
Diluted	15,435,311	16,420,760	15,557,210	16,505,266

Net earnings per share
Basic	$1.81	$1.86	$3.71	$4.16
Diluted	$1.79	$1.85	$3.68	$4.13

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2024	2023	2024	2023

Net income	$27,686	$30,341	$57,319	$68,191

Other comprehensive loss, net of tax:
Change in cash flow hedges (swap), net of taxes (benefit) of $(640) and $(335), and $(1,359) and $(24) for the three- and six-months ended October 31, 2024 and 2023, respectively	(1,903)	(986)	(4,045)	(72)

Total Comprehensive Income	$25,783	$29,355	$53,274	$68,119

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	(LOSS)/INCOME	EQUITY
Balance, April 30, 2023	16,635,295	$370,259	$493,157	$10,372	$873,788

Net income	—	—	37,850	—	37,850
Other comprehensive income,
net of tax	—	—	—	914	914
Stock-based compensation	—	2,247	—	—	2,247
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	55,092	(1,830)	—	—	(1,830)
Stock repurchases	(328,295)	(6,565)	(15,715)	—	(22,280)
Employee benefit plan
contributions	50,786	3,676	—	—	3,676
Balance, July 31, 2023	16,412,878	$367,787	$515,292	$11,286	$894,365

Net income	—	—	30,341	—	30,341
Other comprehensive income,
net of tax	—	—	—	(986)	(986)
Stock-based compensation	—	2,155	—	—	2,155
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	7,740	—	—	—	—
Stock repurchases	(394,220)	(7,885)	(22,410)	—	(30,295)
Balance, October 31, 2023	16,026,398	$362,057	$523,223	$10,300	$895,580

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	(LOSS)/INCOME	EQUITY

Balance, April 30, 2024	15,653,463	$359,784	$543,274	$7,318	$910,376

Net income	—	—	29,633	—	29,633
Other comprehensive loss,
net of tax	—	—	—	(2,142)	(2,142)
Stock-based compensation	—	2,941	—	—	2,941
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	46,959	(2,730)	—	—	(2,730)
Stock repurchases	(271,460)	(5,525)	(18,714)	—	(24,239)
Balance, July 31, 2024	15,428,962	$354,470	$554,193	$5,176	$913,839

Net income	—	—	27,686	—	27,686
Other comprehensive income,
net of tax	—	—	—	(1,903)	(1,903)
Stock-based compensation	—	2,864	—	—	2,864
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	28,840	—	—	—	—
Stock repurchases	(348,877)	(7,232)	(25,467)	—	(32,699)
Employee benefit plan
contributions	52,350	5,275	—	—	5,275
Balance, October 31, 2024	15,161,275	$355,377	$556,412	$3,273	$915,062

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	October 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$57,319	$68,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,268	46,226
Net loss on disposal of property, plant and equipment	142	1,593
Reduction in the carrying amount of operating lease right-of-use assets	18,579	14,401
Amortization of debt issuance costs	414	423
Change in fair value of foreign exchange forward contracts	9,684	2,101
Stock-based compensation expense	5,805	4,402
Deferred income tax benefit	(3,928)	(4,649)
Net loss on debt modification	364	—
Contributions of employer stock to employee benefit plan	5,275	3,676
Other non-cash items	2,464	574
Changes in operating assets and liabilities:
Customer receivables	(5,754)	(1,901)
Income taxes receivable/payable	1,759	(6,412)
Inventories	(27,856)	27,649
Prepaid expenses and other assets	(7,395)	(55)
Accounts payable	(1,097)	(5,763)
Accrued compensation and related expenses	(10,131)	3,154
Operating lease liabilities	(18,368)	(14,854)
Marketing and other accrued expenses	(811)	4,966
Net cash provided by operating activities	52,733	143,722

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(22,115)	(33,309)
Proceeds from sales of property, plant and equipment	5	5
Investment in promotional displays	(477)	(533)
Net cash used by investing activities	(22,587)	(33,837)

FINANCING ACTIVITIES
Payments of long-term debt	(1,407)	(1,278)
Repurchase of common stock	(56,493)	(52,128)
Withholding of employee taxes related to stock-based compensation	(2,730)	(1,830)
Debt issuance cost	(197)	—
Net cash used by financing activities	(60,827)	(55,236)

Net (decrease) increase in cash and cash equivalents	(30,681)	54,649

	Six Months Ended
	October 31,
	2024	2023

Cash and cash equivalents, beginning of period	87,398	41,732

Cash and cash equivalents, end of period	$56,717	$96,381

Supplemental cash flow information:
Non-cash investing and financing activities:
Modification of long-term debt	$2,708	$—
Property, plant and equipment	$5,801	$1,200
Cash paid during the period for:
Interest	$7,534	$7,603
Income taxes	$18,985	$31,711

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2025 ("fiscal 2025"). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2024 ("fiscal 2024") filed with the U.S. Securities and Exchange Commission ("SEC").

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

In accordance with accounting standards, when evaluating goodwill, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If, after such assessment, an entity concludes that it is more likely than not that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down by the amount that the carrying value exceeds the fair value of the reporting unit. There were no impairment charges related to goodwill for the three- and six-month periods ended October 31, 2024 and 2023.

Intangible assets consist of customer relationship intangibles. The Company amortizes the cost of intangible assets over their estimated useful lives, six years, unless such lives are deemed indefinite. The Company reviews its intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges related to intangible assets for the three- and six-month periods ended October 31, 2023. Customer relationship intangibles were fully amortized as of December 31, 2023.

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

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” to include more detailed information about a reportable segment’s expenses. This ASU also requires that a public entity with a single reportable segment, like the Company, provide all of the disclosures required as part of the amendments and all existing disclosures required by Topic 280. The ASU should be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact on the related disclosures; however, it does not expect this update to have an impact on its financial condition or results of operations.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the disclosure impacts of this ASU on its condensed consolidated financial statements.

Note C--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator used in basic and diluted net earnings
per common share:
Net income	$27,686	$30,341	$57,319	$68,191
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	15,327	16,322	15,439	16,406
Effect of dilutive securities:
Stock options and restricted stock units	108	99	118	99
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	15,435	16,421	15,557	16,505
Net earnings per share
Basic	$1.81	$1.86	$3.71	$4.16
Diluted	$1.79	$1.85	$3.68	$4.13

There were no potentially dilutive securities for the three- and six-month periods ended October 31, 2024, which were excluded from the calculation of net earnings per diluted share. Potentially dilutive securities of 30,780 and 43,590 for the three- and six-month periods ended October 31, 2023, respectively, were excluded from the calculation of net earnings per diluted share as the effect would be anti-dilutive.

Note D--Stock-Based Compensation

The Company has various stock-based compensation plans. During the six-months ended October 31, 2024, the Board of Directors approved grants of service-based restricted stock units ("RSUs") to non-employee directors. These service-based RSUs (i) vest daily through the end of the one-year vesting period as long as the recipient continuously remains a member of the Board and (ii) entitle the recipient to receive one share of the Company's common stock per unit vested. The Board of Directors also approved grants of service-based RSUs and performance-based RSUs to key employees. The performance-based

RSUs entitle the recipients to receive one share of the Company's common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units cliff vest at the end of the three year vesting period. The service-based RSUs granted to key employees entitle the recipients to receive one share of the Company's common stock per unit granted if they remain continuously employed with the Company until the units vest. Service-based RSUs granted to employees vest one-third on each of the first, second and third anniversaries of the grant date. The fair value of the Company's RSU awards is expensed on a straight-line basis over the vesting period of the RSUs to the extent the Company believes it is probable the related performance criteria, if any, will be met.

The following table summarizes the Company's stock-based compensations grants for the six-months ended October 31, 2024:

(in thousands, except per share amounts)	Stock Awards Granted
Service-based RSUs	60,159
Performance-based RSUs	98,391

For the three- and six-month periods ended October 31, 2024 and 2023, stock-based compensation expense was allocated as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2024	2023	2024	2023
Cost of sales and distribution	$596	$473	$1,136	$1,051
Selling and marketing expenses	487	476	1,061	1,084
General and administrative expenses	1,781	1,206	3,608	2,267
Stock-based compensation expense	$2,864	$2,155	$5,805	$4,402

Note E--Customer Receivables

The components of customer receivables were:

	October 31,	April 30,
(in thousands)	2024	2024
Gross customer receivables	$132,318	$126,680
Less:
Allowance for credit losses	(265)	(474)
Allowance for returns and discounts	(8,828)	(8,647)

Net customer receivables	$123,225	$117,559

Note F--Inventories

The components of inventories were:

	October 31,	April 30,
(in thousands)	2024	2024
Raw materials	$80,651	$61,548
Work-in-process	45,558	44,464
Finished goods	57,769	53,089

Total inventories	$183,978	$159,101

Note G--Property, Plant and Equipment

The components of property, plant and equipment were:

	October 31,	April 30,
(in thousands)	2024	2024
Land	$4,475	$4,475
Buildings and improvements	135,717	131,663
Buildings and improvements - finance leases	11,164	11,164
Machinery and equipment	399,846	370,940
Machinery and equipment - finance leases	32,462	32,173
Software	31,275	39,252
Construction in progress	40,849	64,057
Total property, plant and equipment	655,788	653,724
Less accumulated amortization and depreciation	(399,935)	(381,263)

Property, plant and equipment, net	$255,853	$272,461

Amortization and depreciation expense on property, plant and equipment amounted to $11.9 million and $9.7 million for the three-months ended October 31, 2024 and 2023, respectively and $23.1 million and $19.5 million for the six-months ended October 31, 2024 and 2023, respectively. Accumulated amortization on finance leases included in the above table amounted to $31.6 million and $31.7 million as of October 31, 2024 and April 30, 2024, respectively.

Note H--Intangibles
As of December 31, 2023, customer relationship intangibles were fully amortized. Amortization expense for the three- and six-month periods ended October 31, 2023 was $11.4 million and $22.8 million, respectively.

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

The following is a reconciliation of the Company's warranty liability, which is included in other accrued expenses on the unaudited condensed consolidated balance sheets:

	Six Months Ended
	October 31,
(in thousands)	2024	2023
Beginning balance at May 1	$5,581	$8,014
Accrual	9,799	10,465
Settlements	(10,436)	(11,506)

Ending balance at October 31	$4,944	$6,973

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

The Company's financial instruments include cash and equivalents, marketable securities, and other investments; accounts receivable and accounts payable; interest rate swap and foreign exchange forward contracts; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt on the condensed consolidated balance sheets approximate their fair value due to the short maturities of these items. The interest rate swap and foreign exchange forward contracts were marked to market and therefore represent fair value. The fair values of these contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The following table summarizes the fair value of assets that are recorded in the Company's consolidated financial statements as of October 31, 2024 and April 30, 2024 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of October 31, 2024
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$192	$—	$—
Interest rate swap contracts	—	4,388	—
Total assets at fair value	$192	$4,388	$—

LIABILITIES:
Foreign exchange forward contracts	$—	$11,228	$—

	As of April 30, 2024
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$178	$—	$—
Interest rate swap contracts	—	9,810	—
Total assets at fair value	$178	$9,810	$—

LIABILITIES:
Foreign exchange forward contracts	$—	$1,544	$—

There were no transfers between Level 1, Level 2, or Level 3 for assets measured at fair value on a recurring basis.

Note K--Loans Payable and Long-Term Debt

On October 10, 2024, the Company amended and restated its prior credit agreement. The amended and restated credit agreement (the "A&R Credit Agreement") provides for a $500 million revolving loan facility with a $50 million sub-facility for the issuance of letters of credit (the "Revolving Facility") and a $200 million term loan facility (the "Term Loan Facility"). Also on October 10, 2024, the Company borrowed the entire $200 million under the Term Loan Facility and approximately $173 million under the Revolving Facility to repay in full the approximately $370 million then outstanding under its prior credit agreement, plus accrued and unpaid interest, and to pay related fees and expenses. The Company is required to repay the Term Loan Facility in specified quarterly installments beginning on January 31, 2025. The Revolving Facility and Term Loan Facility mature on October 10, 2029.

As of October 31, 2024 and April 30, 2024, approximately $200.0 million and $206.3 million, respectively, was outstanding under the Term Loan Facility or the term loan facility available under the prior credit agreement, as applicable. As of October 31, 2024 and April 30, 2024, $173.4 million and $163.8 million, respectively, was outstanding under the Revolving Facility or the revolving facility available under the prior credit agreement, as applicable. Outstanding letters of credit under the Revolving Facility were $13.4 million as of October 31, 2024, leaving approximately $313.2 million in available capacity under the Revolving Facility as of October 31, 2024. The outstanding balances noted above approximate fair value as the facilities under the A&R Credit Facility have, and the facilities under the prior credit agreement had, a floating interest rate.

Amounts outstanding under the Term Loan Facility and the Revolving Facility bear interest based on a fluctuating rate measured by reference to either, at the Company's option, a base rate plus an applicable margin or Term SOFR (as defined in the A&R Credit Agreement) plus an applicable margin, with the applicable margin being determined by reference to the Company's then-current Secured Net Leverage Ratio (as defined in the A&R Credit Agreement). The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company's then-current Secured Net Leverage Ratio. In addition, a letter of credit fee accrues on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on Term SOFR loans, payable quarterly in arrears. As of October 31, 2024, the applicable margin with respect to base rate loans and Term SOFR loans was 0.25% and 1.25%, respectively, and the commitment fee was 0.2%.

The A&R Credit Agreement includes certain financial covenants that require the Company to maintain (i) a Consolidated Interest Coverage Ratio (as defined in the A&R Credit Agreement) of no less than 2.00 to 1.00 and (ii) a Total Net Leverage Ratio (as defined in the A&R Credit Agreement) of no greater than 4.00 to 1.00, subject, in each case, to certain limited exceptions.

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

As of October 31, 2024, the Company was in compliance with all covenants included in the A&R Credit Agreement.

The Company's obligations under the A&R Credit Agreement are guaranteed by the Company's domestic subsidiaries, and the obligations of the Company and its domestic subsidiaries under the A&R Credit Agreement and their guarantees, respectively, are secured by a pledge of substantially all of their respective personal property.

Maturities of long-term debt are as follows:

(in thousands)	2025	2026	2027	2028	2029	2030 and there-after	Total Outstanding as of October 31, 2024	Total Outstanding as of April 30, 2024

Term loans	$2,500	$5,000	$7,500	$12,500	$17,500	$155,000	$200,000	$206,250

Revolving credit	—	—	—	—	—	173,407	173,407	163,750

Finance lease obligations	1,232	2,267	1,697	538	178	8	5,920	5,684

Other long-term debt	430	—	—	—	—	—	430	430

Total	$4,162	$7,267	$9,197	$13,038	$17,678	$328,415	$379,757	$376,114

Debt issuance costs							$(3,945)	$(1,631)

Current maturities							$(7,831)	$(2,722)

Total long-term debt							$367,981	$371,761

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

For the three- and six-month periods ended October 31, 2024, unrealized gains (losses), net of deferred taxes, of ($0.1) million and ($0.5) million, respectively, were recorded in other comprehensive income, and $1.8 million and $3.6 million, respectively, of realized gains, net of deferred taxes, were reclassified out of accumulated other comprehensive income (loss) to interest expense, net due to interest received from and payments made to the swap counterparties. For the three- and six-month periods ended October 31, 2023, unrealized gains (losses), net of deferred taxes, of $0.8 million and $3.5 million, respectively, were recorded in other comprehensive income, and $1.8 million and $3.6 million, respectively, of realized gains, net of deferred taxes, were reclassified out of accumulated other comprehensive income (loss) to interest expense, net due to interest received from and payments made to the swap counterparties. As of October 31, 2024, the Company anticipates reclassifying approximately $3.3 million of net hedging gains from accumulated other comprehensive income into earnings during the next 12 months to offset the variability of the hedged items during this period.

The fair value of the derivative instruments are included in other assets on the condensed consolidated balance sheets.

Foreign Exchange Forward Contracts

At October 31, 2024, the Company held a target accrual redemption forward agreement to purchase Mexican Pesos across 35 defined fixings. These fixings allow for U.S. dollars to be converted into Pesos at a rate of 18.25 Pesos to one U.S. Dollar. Cumulative profit is capped at an aggregate of approximately $1.8 million over the shorter of the life of the contract fixings or the utilization of the cap. If the spot rate is between 18.25 and 19.00 for a defined fixing then the Company purchases at the spot rate and the profit cap is not impacted. As of October 31, 2024, a liability of $11.2 million is recorded in other accrued expenses on the condensed consolidated balance sheet.

Note M--Income Taxes

The effective income tax rates for the three- and six-month periods ended October 31, 2024 was 21.9% and 23.5%, respectively, compared with 25.0% and 23.3% in the comparable periods in the prior fiscal year. The effective rates were higher than the 21.0% U.S. statutory rate for all periods presented primarily due to state income taxes. The effective rate for the three-month period ended October 31, 2024 was lower than the comparable prior year period primarily due to the benefit recognized from the purchase of third party federal tax credits and stock compensation deductions booked in the current period.

Note N--Revenue Recognition

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing, and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the three- and six-months ended October 31, 2024 and 2023:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2024	2023	2024	2023
Home center retailers	$177,135	$193,872	$352,788	$404,332
Builders	205,143	207,583	415,258	410,958
Independent dealers and distributors	70,204	72,412	143,564	156,832
Net Sales	$452,482	$473,867	$911,610	$972,122

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

As of October 31, 2024, the Company's two largest customers, Customers A and B, represented 33.8% and 16.2% of the Company's gross customer receivables, respectively. As of October 31, 2023, Customers A and B represented 32.3% and 18.4% of the Company's gross customer receivables, respectively.

The following table summarizes the percentage of net sales attributable to the Company's two largest customers for the three- and six-months ended October 31, 2024 and 2023:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
Customer A	28.0%	27.9%	27.4%	28.1%
Customer B	11.1%	13.0%	11.3%	13.5%

Note P--Restructuring

In the second quarter of fiscal 2025, the Company implemented a reduction in force, which will be substantially completed in the third quarter of fiscal 2025. The Company recognized pre-tax restructuring charges, net of $1.1 million for the three- and six-months ended October 31, 2024, related to this reduction in force, which were primarily severance and separation costs. A reserve of $0.7 million for restructuring charges is included in accrued compensation and related expenses in the consolidated balance sheet as of October 31, 2024 which relates to employee termination costs accrued but not yet paid as follows:

October 31,
(in thousands)	2024
Restructuring reserve balance at May 1	$—
Expense	1,133
Payments and adjustments	(434)
Restructuring reserve balance at October 31	$699

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

Except as described below, the Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims that were deemed to be either probable or reasonably possible was not material as of October 31, 2024.

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

Included in the Final Determination is a list of Vietnamese suppliers not eligible for certification. AD and CVD cash deposits of 206% are required for imports from the Vietnamese suppliers not eligible for certification. Many of the Vietnamese suppliers appealed their inclusion on the ineligible for certification list in the Preliminary Determination. Because two of the Company’s primary Vietnamese plywood vendors remained on the ineligible for certification list in the Final Determination, the Company recorded a loss on unliquidated customs entries as of Final Determination in July 2023. The loss recorded in the first quarter of fiscal 2024 was $4.9 million, or $3.7 million net of tax. Through the second fiscal quarter of 2025, the Company has remitted deposits of $3.8 million pursuant to the Final Determination. Based on the evidence provided from the Vietnamese suppliers, the specific characteristics of the product imported and other relevant matters, the Company intends to vigorously appeal the Final Determination that it is subject to these duties and disputes the findings of the Final Determination with regards to the Company. In fiscal 2024 the Company filed an administrative review request on the AD/CVD orders and the Company filed a complaint with the Court of International Trade. As of October 31, 2024, both of these proceedings are pending. Our last order was placed with these vendors in June 2022.

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

Overview

American Woodmark Corporation manufactures and distributes kitchen, bath, and home organization products for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors. As of October 31, 2024, the Company operated 18 manufacturing facilities in the United States and Mexico, eight primary service centers, and one distribution center located throughout the United States.

The three-month period ended October 31, 2024 was the Company's second quarter of its fiscal year that ends on April 30, 2025 ("fiscal 2025").

Financial Overview

The Company was impacted by the following macro-economic trends during the second quarter of fiscal 2025:

•The median price per existing home sold increased during the third calendar quarter of 2024 compared to the same period one year ago by 3.1% according to data provided by the National Association of Realtors, and existing home sales decreased 3.2% during the third calendar quarter of 2024 compared to the same period in the prior year;
•The unemployment rate increased to 4.1% as of October 2024 compared to 3.9% as of October 2023, and 3.9% in April 2024, according to data provided by the U.S. Department of Labor;
•Mortgage interest rates decreased with a thirty-year fixed mortgage rate of approximately 6.7% in October 2024, a decrease of approximately 107 basis points compared to the same period in the prior year, according to Freddie Mac;
•Consumer sentiment as tracked by Thomson Reuters/University of Michigan increased from 63.8 in October 2023 to 70.5 in October 2024; and
•The inflation rate as of October 2024 was 2.6%, compared to 3.2% in October 2023 and 3.4% in April 2024 according to data provided by the U.S. Department of Labor.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, home owner equity, and housing affordability.

The Company earned net income of $27.7 million, or 6.1% of net sales, for the second quarter of fiscal 2025, compared with $30.3 million, or 6.4% of net sales, in the same period of the prior year and earned net income of $57.3 million, or 6.3% of net sales, for the first six months of fiscal 2025, compared with $68.2 million, or 7.0% of net sales, in the same period of the prior year.

Results of Operations

	Three Months Ended			Six Months Ended
	October 31,			October 31,
(in thousands)	2024	2023	Percent Change	2024	2023	Percent Change

Net sales	$452,482	$473,867	(4.5)%	$911,610	$972,122	(6.2)%
Gross profit	$85,711	$103,159	(16.9)%	$178,577	$212,768	(16.1)%
Selling and marketing expenses	$21,738	$22,685	(4.2)%	$46,075	$47,045	(2.1)%
General and administrative expenses	$20,237	$35,036	(42.2)%	$41,739	$70,630	(40.9)%

Net Sales

Net sales were $452.5 million for the second quarter of fiscal 2025, a decrease of $21.4 million or 4.5% compared to the same period of fiscal 2024. For the first half of fiscal 2025, net sales were $911.6 million, reflecting a $60.5 million or 6.2% decrease compared to the same period of fiscal 2024. The Company's remodeling sales, which consist of our independent dealer and distributor channel sales and home center retail sales, decreased 7.1% during the second quarter of fiscal 2025 and 11.5% during the first six months of fiscal 2025, compared to the same prior year period. Our independent dealer and distributor channel decreased 3.0% during the second quarter and 8.5% during the first six months of fiscal 2025 compared to the comparable prior year periods. Our home center channel decreased by 8.6% during the second quarter of fiscal 2025 and 12.7% during the first six months of fiscal 2025 compared to the same periods of fiscal 2024. Demand trends remain under pressure for our made-to-order and stock kitchen business due to lower in-store traffic rates and consumers choosing smaller sized projects.

Builder sales decreased 1.2% in the second quarter of fiscal 2025 and increased 1.0% during the first six months of fiscal 2025 compared to the same periods of fiscal 2024. The Company believes that fluctuations in single-family housing starts and completions are the best indicator of new construction cabinet activity. Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts decreased 1.0% during the second quarter of fiscal 2025 over the comparable prior year period, according to the U.S. Department of Commerce. In comparison, housing completions increased 3.3% during the second quarter of fiscal 2025 over the comparable prior year period, according to the U.S. Department of Commerce.

Gross Profit

Gross profit margin for the second quarter of fiscal 2025 was 18.9% compared with 21.8% for the same period of fiscal 2024, representing a 290 basis point decrease. Gross profit margin for the first six months of fiscal 2025 was 19.6% compared with 21.9% for the same period of fiscal 2024, representing a 230 basis point decrease. Gross profit margin in the second quarter and first six months of fiscal 2025 was negatively impacted by lower sales volumes impacting manufacturing leverage combined with price increases in our input costs around logistics, raw materials, and labor, partially offset by our sustained operating efficiencies in the manufacturing platforms.

Selling and Marketing Expenses

Selling and marketing expenses decreased by $0.9 million or 4.2% during the second quarter of fiscal 2025 and $1.0 million or 2.1% during the first half of fiscal 2025, compared to the same period of the prior year. Selling and marketing expenses were 4.8% of net sales in both the second quarter of fiscal 2025, and 2024. Selling and marketing expenses were 5.1% of net sales in the first six months of fiscal 2025, compared with 4.8% for the same period of fiscal 2024. The increase in selling and marketing expenses as a percent of net sales during the first half of fiscal 2025 was driven primarily by lower net sales, and partially offset by lower incentive costs for employees.

General and Administrative Expenses

General and administrative expenses decreased by $14.8 million or 42.2% during the second quarter of fiscal 2025 and $28.9 million or 40.9% during the first half of fiscal 2025, compared to the same periods of the prior year. General and administrative expenses were 4.5% of net sales in the second quarter of fiscal 2025, compared with 7.4% of net sales in the second quarter of fiscal 2024. General and administrative expenses were 4.6% of net sales in the first six months of fiscal 2025, compared with 7.3% for the same period of fiscal 2024. The decrease in general and administrative expenses as a percentage of net sales during the second quarter and first six months of fiscal 2025 was driven primarily by the absence of amortization of customer intangibles that ended in December 2023 and lower year-over-year incentive and profit sharing costs for employees.

Effective Income Tax Rates

The effective income tax rates for the three- and six-month period ended October 31, 2024 was 21.9% and 23.5% compared with 25.0% and 23.3%, respectively, in the comparable periods in the prior fiscal year. The effective rates were higher than the 21.0% U.S. statutory rate for all periods presented primarily due to state income taxes. The effective rate for the three-month period ended October 31, 2024 was lower than the comparable prior year period primarily due to the benefit recognized from the purchase of third party federal tax credits and stock compensation deductions booked in the current period.

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

We define EBITDA as net income (loss) adjusted to exclude (1) income tax expense (benefit), (2) interest expense, net, (3) depreciation and amortization expense, and (4) amortization of customer relationship intangibles. We define Adjusted EBITDA as EBITDA adjusted to exclude (1) expenses related to the acquisition of RSI Home Products, Inc. ("RSI acquisition"), (2) restructuring charges, net, (3) net gain/loss on debt modification, (4) stock-based compensation expense, (5) gain/loss on asset disposals, and (6) change in fair value of foreign exchange forward contracts. We believe Adjusted EBITDA, when presented in conjunction with comparable GAAP measures, is useful for investors because management uses Adjusted EBITDA in evaluating the performance of our business.

We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales.

Adjusted EPS per diluted share

We use Adjusted EPS per diluted share in evaluating the performance of our business and profitability. Management believes that this measure provides useful information to investors by offering additional ways of viewing the Company's results by providing an indication of performance and profitability excluding the impact of unusual and/or non-cash items. We define Adjusted EPS per diluted share as diluted earnings per share excluding the per share impact of (1) expenses related to the RSI acquisition, (2) restructuring charges, net (3) the amortization of customer relationship intangibles, (4) net gain/loss on debt modification, (5) change in fair value of foreign exchange forward contracts, and (6) the tax benefit of RSI acquisition expenses, restructuring charges, the net gain/loss on debt modification, the amortization of customer relationship intangibles, and the change in fair value of foreign exchange forward contracts. The amortization of intangible assets is driven by the RSI acquisition. Management has determined that excluding amortization of intangible assets and change in fair value of foreign exchange forward contracts from our definition of Adjusted EPS per diluted share will better help it evaluate the performance of our business and profitability.

During the second quarter of fiscal 2025, the Company changed its definition of Adjusted EPS per diluted share to exclude the change in fair value of foreign exchange forward contracts to be consistent with its definition of Adjusted EBITDA.

Reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin
	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2024	2023	2024	2023

Net income (GAAP)	$27,686	$30,341	$57,319	$68,191
Add back:
Income tax expense	7,767	10,120	17,631	20,735
Interest expense, net	2,448	1,953	4,738	4,390
Depreciation and amortization expense	13,466	11,647	26,268	23,392
Amortization of customer relationship intangibles	—	11,417	—	22,834
EBITDA (Non-GAAP)	$51,367	$65,478	105,956	139,542
Add back:
Acquisition related expenses (1)	—	20	—	40
Restructuring charges, net (2)	1,133	(26)	1,133	(198)
Net loss on debt modification	364	—	364	—
Change in fair value of foreign exchange forward contracts (3)	4,375	3,116	9,684	2,101
Stock-based compensation expense	2,864	2,155	5,805	4,402
Loss on asset disposal	84	1,586	142	1,593
Adjusted EBITDA (Non-GAAP)	$60,187	$72,329	123,084	147,480

Net Sales	$452,482	$473,867	$911,610	$972,122
Net income margin (GAAP)	6.1%	6.4%	6.3%	7.0%
Adjusted EBITDA margin (Non-GAAP)	13.3%	15.3%	13.5%	15.2%
(1) Acquisition related expenses are comprised of expenses related to the RSI acquisition.
(2) Restructuring charges, net are comprised of expenses incurred related to the nationwide reduction-in-force implemented in the third and fourth quarters of fiscal 2023 and the reduction in force implemented in the second quarter of fiscal 2025.
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

Adjusted EBITDA

Adjusted EBITDA for the second quarter of fiscal 2025 was $60.2 million or 13.3% of net sales compared to $72.3 million or 15.3% of net sales for the same quarter of the prior fiscal year. Adjusted EBITDA for the first six months of fiscal 2025 was $123.1 million or 13.5% of net sales compared to $147.5 million or 15.2% of net sales for the same periods of the prior fiscal year. The decrease in Adjusted EBITDA for the second quarter and first six months of fiscal 2025 is primarily due to decreased net income and net sales.

Reconciliation of Net Income to Adjusted Net Income
	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands, except share data)	2024	2023	2024	2023

Net income (GAAP)	$27,686	$30,341	$57,319	$68,191
Add back:
Acquisition related expenses	—	20	—	40
Restructuring charges, net	1,133	(26)	1,133	(198)
Amortization of customer relationship intangibles	—	11,417	—	22,834
Net loss on debt modification	364	—	364	—
Change in fair value of foreign exchange forward contracts (1)	4,375	3,116	9,684	2,101
Tax benefit of add backs	(1,510)	(3,767)	(2,874)	(6,442)
Adjusted net income (Non-GAAP)	$32,048	$41,101	$65,626	$86,526

Weighted average diluted shares (GAAP)	15,435,311	16,420,760	15,557,210	16,505,266

EPS per diluted share (GAAP)	$1.79	$1.85	$3.68	$4.13
Adjusted EPS per diluted share (Non-GAAP)	$2.08	$2.50	$4.22	$5.24
(1) Change in fair value of foreign exchange forward contracts was excluded from Adjusted EPS per diluted share in the second quarter of fiscal 2025 to be consistent with the Company's definition of Adjusted EBITDA. Prior period amounts have been adjusted to conform to current period presentation.

Outlook

We expect a low single-digit decline in net sales for fiscal 2025 versus fiscal 2024 as a result of a softer repair and remodel market and a decline in larger ticket remodel purchases across retailers, partially offset by an increase in the new construction market. Our outlook for Adjusted EBITDA for fiscal 2025 has been adjusted to a range of $225 million to $235 million. Adjusted EBITDA will be impacted by the manufacturing deleverage due to lower sales. The change in net sales and Adjusted EBITDA is highly dependent upon overall industry, economic growth trends, material constraints, labor impacts, interest rates and consumer behaviors.

During fiscal 2025, we will continue our investment back into the business by continuing our path for our digital transformation with investments in our cloud-based ERP platform and investing in automation. We will continue to be opportunistic in our share repurchasing, and lastly, with our debt agreement in place and the leverage ratio we wanted to achieve, debt repayments will be deprioritized.

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

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $56.7 million at October 31, 2024, representing a $30.7 million decrease from its April 30, 2024 levels primarily due to $22.1 million in payments to acquire property, plant, and equipment, and $56.5 million of stock repurchases partially offset by $52.7 million of cash provided by operations in the first six months of fiscal 2025. Cash provided by operations in the first six months of fiscal 2024 was $143.7 million. The decrease in the Company's cash from operating activities in the current year was driven primarily by a decrease in net income and depreciation and amortization and cash outflows from inventories, prepaid expenses and other assets, accrued compensation and related expenses, and other accrued expenses, partially offset by cash inflows from income taxes and accounts payable. At October 31, 2024, total long-term debt (including current maturities) was $375.8 million.

The Company's main source of liquidity is its cash and cash equivalents on hand and generally cash generated from its operating activities. The Company can also borrow amounts under the Revolving Facility.

On October 10, 2024, the Company amended and restated its prior credit agreement. The amended and restated credit agreement (the "A&R Credit Agreement") provides for a $500 million revolving loan facility with a $50 million sub-facility for the issuance of letters of credit (the "Revolving Facility") and a $200 million term loan facility (the "Term Loan Facility"). Also on October 10, 2024, the Company borrowed the entire $200 million under the Term Loan Facility and approximately $173 million under the Revolving Facility to repay in full the approximately $370 million then outstanding under its prior credit agreement, plus accrued and unpaid interest, and to pay related fees and expenses. The Company is required to repay the Term Loan Facility in specified quarterly installments beginning on January 31, 2025. The Revolving Facility and Term Loan Facility mature on October 10, 2029. Approximately $313.2 million was available under the Revolving Facility as of October 31, 2024.

The A&R Credit Agreement includes certain financial covenants that require the Company to maintain (i) a Consolidated Interest Coverage Ratio (as defined in the A&R Credit Agreement) of no less than 2.00 to 1.00 and (ii) a Total Net Leverage Ratio (as defined in the A&R Credit Agreement) of no greater than 4.00 to 1.00, subject, in each case, to certain limited exceptions.

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

As of October 31, 2024 and April 30, 2024, the Company had no off-balance sheet arrangements.

The Company's investing activities primarily consist of investment in property, plant and equipment and promotional displays. Net cash used for investing activities was $22.6 million in the first six months of fiscal 2025, compared with $33.8 million in the comparable period of fiscal 2024.

During the first six months of fiscal 2025, net cash used by financing activities was $60.8 million, compared with $55.2 million in the comparable period of the prior fiscal year. The increase in cash used during the first six months of fiscal 2025 was primarily driven by $56.5 million of common stock repurchases, an increase of $4.4 million over prior year.

On November 29, 2023 the Board of Directors authorized a stock repurchase program of up to $125 million of the Company's outstanding common shares. In conjunction with this authorization the Board of Directors cancelled the remaining $22.1 million that had yet to be repurchased under the $100 million existing authorization from May 25, 2021. The Company repurchased $32.5 million of its common shares during the second quarter of fiscal 2025. As of October 31, 2024, $33.0 million of funds remained available from the amounts authorized by the Board to repurchase the Company's common stock.

On November 20, 2024, the Board of Directors authorized an additional stock repurchase program of up to $125 million of the Company's outstanding common shares. This authorization is in addition to the stock repurchase program authorized on November 29, 2023. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the A&R Credit Agreement, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management generally expects to fund any share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares.

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

The A&R Credit Agreement includes a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of October 31, 2024 would increase our annual interest expense by approximately $2.5 million. See Note K — Loans Payable and Long-Term Debt for further discussion.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2024. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended October 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details share repurchases made by the Company during the second quarter of fiscal 2025:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (000)
	(1)	Per Share	Programs	(1)
August 1 - 31, 2024	169,858	$92.35	169,858	$49,765
September 1 - 30, 2024	—	$—	—	$49,765
October 1 - 31, 2024	179,019	$93.96	179,019	$32,984
Quarter ended October 31, 2024	348,877	$93.19	348,877	$32,984

(1) Under a stock repurchase authorization approved by its Board on November 29, 2023, the Company was authorized to purchase up to $125 million of the Company's common shares. Management funded these share repurchases using available cash and cash generated from operations. Repurchased shares became authorized but unissued common shares. At October 31, 2024, $33.0 million of funds remained from the amounts authorized by the Board to repurchase the Company's common shares. The Company purchased a total of 348,877 common shares, for an aggregate purchase price of $32.5 million, during the second quarter of fiscal 2025 under the authorization pursuant to a repurchase plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

On November 20, 2024, the Board of Directors authorized an additional stock repurchase program of up to $125 million of the Company's outstanding common shares. This authorization is in addition to the stock repurchase program authorized on November 29, 2023. Any repurchases under the stock repurchase program are subject to market conditions, the Company’s cash requirements for other purposes, compliance with applicable laws and regulations and contractual covenants and any other factors management may deem relevant at the time of such repurchases. The Company is not obligated to make any stock repurchases in the future.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On August 30, 2024, Dwayne L. Medlin, the Company’s Senior Vice President Remodel Sales, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 1,562 shares of the Company’s common stock beginning December 2, 2024 until August 29, 2025. During the fiscal quarter ended October 31, 2024 none of the Company’s directors or executive officers terminated or modified a "Rule 10b5-1 trading agreement" or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Second Amendment and Restatement Agreement, dated October 10, 2024, by and among American Woodmark Corporation, each Subsidiary of American Woodmark Corporation party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, Issuing Lender and a Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 15, 2024; Commission File No. 000-14798).

10.2
Second Amendment and Restatement Agreement, dated October 10, 2024, by and among American Woodmark Corporation, as Borrower, the Lenders from time to time parties thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on October 15, 2024; Commission File No. 000-14798).

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

101
Interactive Data File for the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2024 formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

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

Date: November 26, 2024
Signing on behalf of the registrant and
as principal financial and accounting officer