Form 10-Q
period 2025-01-31
AMERICAN WOODMARK CORP
filed 2025-02-27
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2025
or
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

As of February 26, 2025, 14,834,665 shares of the Registrant's Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	January 31, 2025	April 30, 2024
ASSETS
Current assets
Cash and cash equivalents	$43,484	$87,398
Customer receivables, net	112,759	117,559
Inventories	179,138	159,101
Income taxes receivable	18,056	14,548
Prepaid expenses and other	26,283	24,104
Total current assets	379,720	402,710

Property, plant and equipment, net	249,660	272,461
Operating lease right-of-use assets	135,683	126,383
Goodwill	767,612	767,612
Promotional displays, net	2,921	3,274
Deferred income taxes	10,763	5,128
Other long-term assets, net	43,877	16,297
TOTAL ASSETS	$1,590,236	$1,593,865

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$56,295	$64,470
Current maturities of long-term debt	8,067	2,722
Short-term lease liability - operating	33,802	27,409
Accrued compensation and related expenses	44,405	61,212
Accrued marketing expenses	17,266	16,437
Other accrued expenses	29,486	23,476
Total current liabilities	189,321	195,726

Long-term debt, less current maturities	367,277	371,761
Deferred income taxes	—	5,002
Long-term lease liability - operating	109,552	106,573
Other long-term liabilities	4,522	4,427

Shareholders' equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at January 31, 2025: 15,030,004; at April 30, 2024: 15,653,463	355,402	359,784
Retained earnings	562,313	543,274
Accumulated other comprehensive income	1,849	7,318
Total shareholders' equity	919,564	910,376
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,590,236	$1,593,865

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2025	2024	2025	2024

Net sales	$397,580	$422,102	$1,309,190	$1,394,224
Cost of sales and distribution	337,816	341,162	1,070,849	1,100,516
Gross Profit	59,764	80,940	238,341	293,708

Selling and marketing expenses	19,537	21,945	65,612	68,990
General and administrative expenses	18,632	31,116	60,371	101,746
Restructuring charges, net	520	—	1,653	(198)
Operating Income	21,075	27,879	110,705	123,170

Interest expense, net	2,816	1,932	7,554	6,322
Other expense (income), net	(1,457)	(2,498)	8,485	(523)
Income Before Income Taxes	19,716	28,445	94,666	117,371

Income tax expense	3,145	7,218	20,776	27,953

Net Income	$16,571	$21,227	$73,890	$89,418

Weighted Average Shares Outstanding
Basic	15,051,630	15,991,520	15,309,779	16,267,999
Diluted	15,159,442	16,124,198	15,430,164	16,380,756

Net earnings per share
Basic	$1.10	$1.33	$4.83	$5.50
Diluted	$1.09	$1.32	$4.79	$5.46

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2025	2024	2025	2024

Net income	$16,571	$21,227	$73,890	$89,418

Other comprehensive loss, net of tax:
Change in cash flow hedges (swap), net of taxes (benefit) of $(477) and $(956), and $(1,836) and $(980) for the three- and nine-months ended January 31, 2025 and 2024, respectively	(1,424)	(2,807)	(5,469)	(2,879)

Total Comprehensive Income	$15,147	$18,420	$68,421	$86,539

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	(LOSS)/INCOME	EQUITY
Balance, April 30, 2023	16,635,295	$370,259	$493,157	$10,372	$873,788

Net income	—	—	37,850	—	37,850
Other comprehensive income,
net of tax	—	—	—	914	914
Stock-based compensation	—	2,247	—	—	2,247
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	55,092	(1,830)	—	—	(1,830)
Stock repurchases	(328,295)	(6,565)	(15,715)	—	(22,280)
Employee benefit plan
contributions	50,786	3,676	—	—	3,676
Balance, July 31, 2023	16,412,878	$367,787	$515,292	$11,286	$894,365

Net income	—	—	30,341	—	30,341
Other comprehensive loss,
net of tax	—	—	—	(986)	(986)
Stock-based compensation	—	2,155	—	—	2,155
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	7,740	—	—	—	—
Stock repurchases	(394,220)	(7,885)	(22,410)	—	(30,295)
Balance, October 31, 2023	16,026,398	$362,057	$523,223	$10,300	$895,580

Net income	—	—	21,227	—	21,227
Other comprehensive loss,
net of tax	—	—	—	(2,807)	(2,807)
Stock-based compensation	—	2,784	—	—	2,784
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	1,258	(46)	—	—	(46)
Stock repurchases	(215,629)	(4,441)	(15,387)	—	(19,828)
Balance, January 31, 2024	15,812,027	$360,354	$529,063	$7,493	$896,910

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	(LOSS)/INCOME	EQUITY
Balance, April 30, 2024	15,653,463	$359,784	$543,274	$7,318	$910,376

Net income	—	—	29,633	—	29,633
Other comprehensive loss,
net of tax	—	—	—	(2,142)	(2,142)
Stock-based compensation	—	2,941	—	—	2,941
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	46,959	(2,730)	—	—	(2,730)
Stock repurchases	(271,460)	(5,525)	(18,714)	—	(24,239)
Balance, July 31, 2024	15,428,962	$354,470	$554,193	$5,176	$913,839

Net income	—	—	27,686	—	27,686
Other comprehensive loss,
net of tax	—	—	—	(1,903)	(1,903)
Stock-based compensation	—	2,864	—	—	2,864
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	28,840	—	—	—	—
Stock repurchases	(348,877)	(7,232)	(25,467)	—	(32,699)
Employee benefit plan
contributions	52,350	5,275	—	—	5,275
Balance, October 31, 2024	15,161,275	$355,377	$556,412	$3,273	$915,062

Net income	—	—	16,571	—	16,571
Other comprehensive loss,
net of tax	—	—	—	(1,424)	(1,424)
Stock-based compensation	—	2,141	—	—	2,141
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	804	(35)	—	—	(35)
Stock repurchases	(132,075)	(2,081)	(10,670)	—	(12,751)
Balance, January 31, 2025	15,030,004	$355,402	$562,313	$1,849	$919,564

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	January 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$73,890	$89,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,851	66,185
Net loss on disposal of property, plant and equipment	229	1,423
Reduction in the carrying amount of operating lease right-of-use assets	28,659	22,670
Amortization of debt issuance costs	619	633
Change in fair value of foreign exchange forward contracts	8,266	(241)
Stock-based compensation expense	7,946	7,186
Deferred income tax benefit	(8,775)	(8,545)
Net loss on debt modification	364	—
Contributions of employer stock to employee benefit plan	5,275	3,676
Other non-cash items	2,109	320
Changes in operating assets and liabilities:
Customer receivables	3,035	6,329
Income taxes receivable/payable	(4,079)	(8,479)
Inventories	(22,972)	25,982
Prepaid expenses and other assets	(13,861)	(925)
Accounts payable	(10,886)	(5,218)
Accrued compensation and related expenses	(16,836)	12,101
Operating lease liabilities	(28,587)	(21,880)
Marketing and other accrued expenses	(1,560)	(3,202)
Net cash provided by operating activities	63,687	187,433

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(30,754)	(54,930)
Proceeds from sales of property, plant and equipment	5	23
Investment in promotional displays	(1,443)	(806)
Net cash used by investing activities	(32,192)	(55,713)

FINANCING ACTIVITIES
Payments of long-term debt	(3,328)	(1,986)
Repurchase of common stock	(69,118)	(71,761)
Withholding of employee taxes related to stock-based compensation	(2,765)	(1,876)
Debt issuance cost	(198)	—
Net cash used by financing activities	(75,409)	(75,623)

Net (decrease) increase in cash and cash equivalents	(43,914)	56,097

	Nine Months Ended
	January 31,
	2025	2024

Cash and cash equivalents, beginning of period	87,398	41,732

Cash and cash equivalents, end of period	$43,484	$97,829

Supplemental cash flow information:
Non-cash investing and financing activities:
Modification of long-term debt	$2,708	$—
Property, plant and equipment	$2,712	$6,208
Cash paid during the period for:
Interest	$11,306	$11,168
Income taxes	$33,803	$44,932

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2025 ("fiscal 2025"). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2024 ("fiscal 2024") filed with the U.S. Securities and Exchange Commission ("SEC").

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

In accordance with accounting standards, when evaluating goodwill, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If, after such assessment, an entity concludes that it is more likely than not that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down by the amount that the carrying value exceeds the fair value of the reporting unit. There were no impairment charges related to goodwill for the three- and nine-month periods ended January 31, 2025 and 2024.

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

The Company also manages risks through the use of foreign exchange forward contracts. The Company recognizes its outstanding forward contracts in the condensed consolidated balance sheets at fair value. The Company has both forwards that are designated as accounting hedges and that are not designated as accounting hedges. The changes in the fair value of the forward contracts that are not designated as accounting hedges are recorded in other expense (income), net in the condensed consolidated statements of income. The changes in the fair value of the forward contracts that are designated as cash flow hedges are recorded in accumulated other comprehensive income, and subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in earnings.

Note B--New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09 “Improvements to Income Tax Disclosures.” The amendments in this ASU are intended to increase transparency through improvements to income tax disclosures primarily related to the income tax rate reconciliation and income taxes paid information. This standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the disclosure impacts of ASU 2023-09 on its consolidated financial statements and related disclosures; however, it does not expect this update to have an impact on its financial condition or results of operations.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the disclosure impacts of this ASU on its consolidated financial statements.

Note C--Net Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator used in basic and diluted net earnings
per common share:
Net income	$16,571	$21,227	$73,890	$89,418
Denominator:
Denominator for basic net earnings per common
share - weighted-average shares	15,052	15,992	15,310	16,268
Effect of dilutive securities:
Stock options and restricted stock units	107	132	120	113
Denominator for diluted net earnings per common
share - weighted-average shares and assumed
conversions	15,159	16,124	15,430	16,381
Net earnings per share
Basic	$1.10	$1.33	$4.83	$5.50
Diluted	$1.09	$1.32	$4.79	$5.46

There were no potentially dilutive securities for the three- and nine-month periods ended January 31, 2025, and the three-month period ended January 31, 2024, which were excluded from the calculation of net earnings per diluted share. Potentially dilutive securities of 40,170 for the nine-month period ended January 31, 2024 were excluded from the calculation of net earnings per diluted share as the effect would be anti-dilutive.

Note D--Stock-Based Compensation

The Company has various stock-based compensation plans. During the nine-months ended January 31, 2025, the Board of Directors approved grants of service-based restricted stock units ("RSUs") to non-employee directors. These service-based RSUs (i) vest daily through the end of the one-year vesting period as long as the recipient continuously remains a member of the Board and (ii) entitle the recipient to receive one share of the Company's common stock per unit vested. The Board of

Directors also approved grants of service-based RSUs and performance-based RSUs to key employees. The performance-based RSUs entitle the recipients to receive one share of the Company's common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units cliff vest at the end of the three year vesting period. The service-based RSUs granted to key employees entitle the recipients to receive one share of the Company's common stock per unit granted if they remain continuously employed with the Company until the units vest. Service-based RSUs granted to employees vest one-third on each of the first, second and third anniversaries of the grant date. The fair value of the Company's RSU awards is expensed on a straight-line basis over the vesting period of the RSUs to the extent the Company believes it is probable the related performance criteria, if any, will be met.

The following table summarizes the Company's stock-based compensations grants for the nine-months ended January 31, 2025:

(in thousands, except per share amounts)	Stock Awards Granted
Service-based RSUs	60,159
Performance-based RSUs	98,391

For the three- and nine-month periods ended January 31, 2025 and 2024, stock-based compensation expense was allocated as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2025	2024	2025	2024
Cost of sales and distribution	$565	$582	$1,701	$1,633
Selling and marketing expenses	(50)	585	1,011	1,669
General and administrative expenses	1,626	1,617	5,234	3,884
Stock-based compensation expense	$2,141	$2,784	$7,946	$7,186

Note E--Customer Receivables

The components of customer receivables were:

	January 31,	April 30,
(in thousands)	2025	2024
Gross customer receivables	$121,087	$126,680
Less:
Allowance for credit losses	(277)	(474)
Allowance for returns and discounts	(8,051)	(8,647)

Net customer receivables	$112,759	$117,559

Note F--Inventories

The components of inventories were:

	January 31,	April 30,
(in thousands)	2025	2024
Raw materials	$87,738	$61,548
Work-in-process	42,013	44,464
Finished goods	49,387	53,089

Total inventories	$179,138	$159,101

Note G--Property, Plant and Equipment

The components of property, plant and equipment were:

	January 31,	April 30,
(in thousands)	2025	2024
Land	$4,475	$4,475
Buildings and improvements	138,309	131,663
Buildings and improvements - finance leases	11,164	11,164
Machinery and equipment	413,148	370,940
Machinery and equipment - finance leases	33,244	32,173
Software	34,005	39,252
Construction in progress	25,603	64,057
Total property, plant and equipment	659,948	653,724
Less accumulated amortization and depreciation	(410,288)	(381,263)

Property, plant and equipment, net	$249,660	$272,461

Amortization and depreciation expense on property, plant and equipment amounted to $12.9 million and $10.6 million for the three-months ended January 31, 2025 and 2024, respectively and $36.8 million and $30.0 million for the nine-months ended January 31, 2025 and 2024, respectively. Accumulated amortization on finance leases included in the above table amounted to $31.8 million and $31.7 million as of January 31, 2025 and April 30, 2024, respectively.

Note H--Intangibles
As of December 31, 2023, customer relationship intangibles were fully amortized. Amortization expense for the three- and nine-month periods ended January 31, 2024 was $7.6 million and $30.4 million, respectively.

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

The following is a reconciliation of the Company's warranty liability, which is included in other accrued expenses on the unaudited condensed consolidated balance sheets:

	Nine Months Ended
	January 31,
(in thousands)	2025	2024
Beginning balance at May 1	$5,581	$8,014
Accrual	13,094	14,934
Settlements	(14,642)	(17,175)

Ending balance at January 31	$4,033	$5,773

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

The Company's financial instruments include cash and equivalents, marketable securities, and other investments; accounts receivable and accounts payable; interest rate swap and foreign exchange forward contracts; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt on the condensed consolidated balance sheets approximate their fair value due to the short maturities of these items. The interest rate swap and foreign exchange forward contracts were marked to market and therefore represent fair value. The fair values of these contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The following table summarizes the fair value of assets that are recorded in the Company's consolidated financial statements as of January 31, 2025 and April 30, 2024 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of January 31, 2025
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$176	$—	$—
Interest rate swap contracts	—	2,454	—
Foreign exchange forward contracts	—	24	—
Total assets at fair value	$176	$2,478	$—

LIABILITIES:
Foreign exchange forward contracts	$—	$9,811	$—

	As of April 30, 2024
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$178	$—	$—
Interest rate swap contracts	—	9,810	—
Total assets at fair value	$178	$9,810	$—

LIABILITIES:
Foreign exchange forward contracts	$—	$1,544	$—

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

As of January 31, 2025 and April 30, 2024, approximately $198.8 million and $206.3 million, respectively, was outstanding under the Term Loan Facility or the term loan facility available under the prior credit agreement, as applicable. As of January 31, 2025 and April 30, 2024, $173.4 million and $163.8 million, respectively, was outstanding under the Revolving Facility or the revolving facility available under the prior credit agreement, as applicable. Outstanding letters of credit under the Revolving Facility were $12.4 million as of January 31, 2025, leaving approximately $314.2 million in available capacity under the Revolving Facility as of January 31, 2025. The outstanding balances noted above approximate fair value as the facilities under the A&R Credit Facility have, and the facilities under the prior credit agreement had, a floating interest rate.

Amounts outstanding under the Term Loan Facility and the Revolving Facility bear interest based on a fluctuating rate measured by reference to either, at the Company's option, a base rate plus an applicable margin or Term SOFR (as defined in the A&R Credit Agreement) plus an applicable margin, with the applicable margin being determined by reference to the Company's then-current Secured Net Leverage Ratio (as defined in the A&R Credit Agreement). The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company's then-current Secured Net Leverage Ratio. In addition, a letter of credit fee accrues on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on Term SOFR loans, payable quarterly in arrears. As of January 31, 2025, the applicable margin with respect to base rate loans and Term SOFR loans was 0.25% and 1.25%, respectively, and the commitment fee was 0.2%.

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

As of January 31, 2025, the Company was in compliance with all covenants included in the A&R Credit Agreement.

The Company's obligations under the A&R Credit Agreement are guaranteed by the Company's domestic subsidiaries, and the obligations of the Company and its domestic subsidiaries under the A&R Credit Agreement and their guarantees, respectively, are secured by a pledge of substantially all of their respective personal property.

Maturities of long-term debt are as follows:

(in thousands)	2025	2026	2027	2028	2029	2030 and there-after	Total Outstanding as of January 31, 2025	Total Outstanding as of April 30, 2024

Term loans	$1,250	$5,000	$7,500	$12,500	$17,500	$155,000	$198,750	$206,250

Revolving credit	—	—	—	—	—	173,407	173,407	163,750

Finance lease obligations	15	384	2,117	2,006	1,163	813	6,498	5,684

Other long-term debt	430	—	—	—	—	—	430	430

Total	$1,695	$5,384	$9,617	$14,506	$18,663	$329,220	$379,085	$376,114

Debt issuance costs							$(3,740)	$(1,631)

Current maturities							$(8,068)	$(2,722)

Total long-term debt							$367,277	$371,761

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

For the three- and nine-month periods ended January 31, 2025, unrealized gains (losses), net of deferred taxes, of $0.1 million and ($0.4) million, respectively, were recorded in other comprehensive income, and $1.5 million and $5.1 million, respectively, of realized gains, net of deferred taxes, were reclassified out of accumulated other comprehensive income (loss) to interest expense, net due to interest received from and payments made to the swap counterparties. For the three- and nine-month periods ended January 31, 2024, unrealized gains (losses), net of deferred taxes, of ($0.8) million and $2.7 million, respectively, were recorded in other comprehensive income, and $2.0 million and $5.6 million, respectively, of realized gains, net of deferred taxes, were reclassified out of accumulated other comprehensive income (loss) to interest expense, net due to interest received from and payments made to the swap counterparties. As of January 31, 2025, the Company anticipates reclassifying approximately $1.8 million of net hedging gains from accumulated other comprehensive income into earnings during the next 12 months to offset the variability of the hedged items during this period.

The fair value of the derivative instruments are included in other assets on the condensed consolidated balance sheets.

Foreign Exchange Forward Contracts

At January 31, 2025, the Company held a target accrual redemption forward agreement to purchase Mexican Pesos across 29 defined fixings. These fixings allow for U.S. dollars to be converted into Pesos at a rate of 18.25 Pesos to one U.S. Dollar. Cumulative profit is capped at an aggregate of approximately $1.8 million over the shorter of the life of the contract fixings or the utilization of the cap. If the spot rate is between 18.25 and 19.00 for a defined fixing then the Company purchases at the spot rate and the profit cap is not impacted. As of January 31, 2025, a liability of $9.8 million is recorded in other accrued expenses on the condensed consolidated balance sheet.

The Company entered into a forward contract on January 21, 2025 to purchase $48.0 million Mexican Pesos at a cost of $2.2 million with a forward rate of 22.09. The forward contract is designated as a hedge of the forecasted expenses relating to the first 45% of Mexican Peso expenses for May 2026. The transaction is to hedge Peso-denominated expenses against the risk of variability in foreign currency exchange rates between the Peso and U.S. Dollar. For the period ending January 31, 2025, unrealized gains (losses), net of deferred taxes, were not material and were recorded in other comprehensive income (loss).

Note M--Income Taxes

The effective income tax rates for the three- and nine-month periods ended January 31, 2025 was 16.0% and 21.9%, respectively, compared with 25.4% and 23.8% in the comparable periods in the prior fiscal year. The effective rates, except for the three-month period ended January 31, 2025, were higher than the 21.0% U.S. statutory rate for all periods presented primarily due to state income taxes. The effective rate for the three-month period ended January 31, 2025 was lower than the comparable prior year period primarily due to the benefit recognized from the purchase of third party federal renewable energy tax credits and higher research and experimentation tax credits.

Note N--Revenue Recognition

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing, and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the three- and nine-months ended January 31, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2025	2024	2025	2024
Home center retailers	$173,174	$174,270	$525,963	$578,602
Builders	162,816	181,747	578,074	592,705
Independent dealers and distributors	61,590	66,085	205,153	222,917
Net Sales	$397,580	$422,102	$1,309,190	$1,394,224

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

As of January 31, 2025, the Company's two largest customers, Customers A and B, represented 41.1% and 15.5% of the Company's gross customer receivables, respectively. As of January 31, 2024, Customers A and B represented 33.5% and 18.6% of the Company's gross customer receivables, respectively.

The following table summarizes the percentage of net sales attributable to the Company's two largest customers for the three- and nine-months ended January 31, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2025	2024	2025	2024
Customer A	31.7%	29.1%	28.7%	28.4%
Customer B	11.9%	12.2%	11.5%	13.1%

Note P--Restructuring

In the second quarter of fiscal 2025, the Company implemented a reduction in force, which will be substantially completed during fiscal 2025. The Company recognized pre-tax restructuring charges, net of $0.1 million and $1.2 million, respectively, for the three- and nine-months ended January 31, 2025, related to the reduction in force, which were primarily severance and separation costs.

During January 2025, the Company's Board approved the closure and eventual disposal of its manufacturing plant located in Orange, Virginia. The Company expects to incur total pre-tax restructuring costs of $6.0 million to $8.5 million related to the closing of the plant. The restructuring costs consist of employee severance and separation costs of approximately $2.0 million to $2.5 million, and charges for relocation and disposal of property and equipment and other administrative costs of approximately $4.0 million to $6.0 million. The Company expects to recognize substantially all of these costs during fiscal 2025. The Company recognized pre-tax restructuring charges, net of $0.4 million for the three- and nine-months ended January 31, 2025, related to the closure of the plant, which were primarily severance and separation costs.

Total restructuring charges amounted to $0.5 million for the three-months ended January 31, 2025 and $1.7 million and $(0.2) million for the nine-months ended January 31, 2025 and 2024, respectively.

A reserve of $0.6 million for restructuring charges is included in accrued compensation and related expenses in the consolidated balance sheet as of January 31, 2025 which relates to employee termination costs accrued but not yet paid as follows:

January 31,
(in thousands)	2025
Restructuring reserve balance at May 1	$—
Expense	1,653
Payments and adjustments	(1,038)
Restructuring reserve balance at January 31	$615

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

Except as described below, the Company believes that the aggregate range of loss stemming from the various suits and asserted and unasserted claims that were deemed to be either probable or reasonably possible was not material as of January 31, 2025.

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

Included in the Final Determination is a list of Vietnamese suppliers not eligible for certification. AD and CVD cash deposits of 206% are required for imports from the Vietnamese suppliers not eligible for certification. Many of the Vietnamese suppliers appealed their inclusion on the ineligible for certification list in the Preliminary Determination. Because two of the Company’s primary Vietnamese plywood vendors remained on the ineligible for certification list in the Final Determination, the Company recorded a loss on unliquidated customs entries as of Final Determination in July 2023. The loss recorded in the first quarter of fiscal 2024 was $4.9 million, or $3.7 million net of tax. Through the third fiscal quarter of 2025, the Company has remitted deposits of $3.8 million pursuant to the Final Determination. Based on the evidence provided from the Vietnamese suppliers, the specific characteristics of the product imported and other relevant matters, the Company intends to vigorously appeal the Final Determination that it is subject to these duties and disputes the findings of the Final Determination with regards to the Company. In fiscal 2024 the Company filed an administrative review request on the AD/CVD orders and the Company filed a complaint with the Court of International Trade. As of January 31, 2025, both of these proceedings are pending. Our last order was placed with these vendors in June 2022.

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

 Forward-Looking Statements

This report contains statements concerning the Company's expectations, plans, objectives, future financial performance, and other statements that are not historical facts. These statements may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify forward-looking statements by words such as "anticipate," "estimate," "forecast," "expect," "believe," "should," "could," "would," "plan," "may," "intend," "estimate," "prospect," "goal," "will," "predict," "potential," or other similar words. Forward-looking statements contained in this report, including elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Operations," are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements. In addition, the Company participates in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings or deterioration in financial condition. Factors that could cause actual results to differ materially from those in forward-looking statements made in this report include but are not limited to:

•risks related to sourcing and selling products internationally and doing business globally, especially due to our significant operations in Mexico, including the imposition of tariffs or duties on those products, and increased transportation costs and delays;
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

Overview

American Woodmark Corporation manufactures and distributes kitchen, bath, and home organization products for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors. As of January 31, 2025, the Company operated 18 manufacturing facilities in the United States and Mexico, eight primary service centers, and one distribution center located throughout the United States.

The three-month period ended January 31, 2025 was the Company's third quarter of its fiscal year that ends on April 30, 2025 ("fiscal 2025").

Financial Overview

The Company was impacted by the following macro-economic trends during the third quarter of fiscal 2025:

•While existing home sales remain at thirty-year lows, the median price per existing home sold increased during the fourth calendar quarter of 2024 compared to the same period one year ago by 4.7% according to data provided by the National Association of Realtors, and existing home sales increased 6.1% during the fourth calendar quarter of 2024 compared to the same period in the prior year;
•The unemployment rate increased to 4.0% as of January 2025 compared to 3.7% as of January 2024, and 3.9% in April 2024, according to data provided by the U.S. Department of Labor;
•Mortgage interest rates increased with a thirty-year fixed mortgage rate of approximately 7.0% in January 2025, an increase of approximately 25 basis points compared to the same period in the prior year, according to Freddie Mac;
•Consumer sentiment as tracked by Thomson Reuters/University of Michigan decreased from 79.0 in January 2024 to 71.1 in January 2025; and
•The inflation rate as of January 2025 was 3.0%, compared to 3.1% in January 2024 and 3.4% in April 2024 according to data provided by the U.S. Department of Labor.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, home owner equity, and housing affordability.

The Company earned net income of $16.6 million, or 4.2% of net sales, for the third quarter of fiscal 2025, compared with $21.2 million, or 5.0% of net sales, in the same period of the prior year and earned net income of $73.9 million, or 5.6% of net sales, for the first nine months of fiscal 2025, compared with $89.4 million, or 6.4% of net sales, in the same period of the prior year.

During January 2025, the Company's Board approved the closure and eventual disposal of its manufacturing plant located in Orange, Virginia. The Company expects to incur total pre-tax restructuring costs of $6.0 million to $8.5 million related to the closing of the plant. The restructuring costs consist of employee severance and separation costs of approximately $2.0 million to $2.5 million, and charges for relocation and disposal of property and equipment and other administrative costs of approximately $4.0 million to $6.0 million. The Company expects to recognize substantially all of these costs during fiscal 2025. Total restructuring charges amounted to $0.5 million for the three-months ended January 31, 2025 and $1.7 million and $(0.2) million for the nine-months ended January 31, 2025 and 2024, respectively.

Results of Operations

	Three Months Ended			Nine Months Ended
	January 31,			January 31,
(in thousands)	2025	2024	Percent Change	2025	2024	Percent Change

Net sales	$397,580	$422,102	(5.8)%	$1,309,190	$1,394,224	(6.1)%
Gross profit	$59,764	$80,940	(26.2)%	$238,341	$293,708	(18.9)%
Selling and marketing expenses	$19,537	$21,945	(11.0)%	$65,612	$68,990	(4.9)%
General and administrative expenses	$18,632	$31,116	(40.1)%	$60,371	$101,746	(40.7)%

Net Sales

Net sales were $397.6 million for the third quarter of fiscal 2025, a decrease of $24.5 million or 5.8% compared to the same period of fiscal 2024. For the first nine months of fiscal 2025, net sales were $1,309.2 million, reflecting a $85.0 million or 6.1% decrease compared to the same period of fiscal 2024. The Company's remodeling sales, which consist of our independent dealer and distributor channel sales and home center retail sales, decreased 2.3% during the third quarter of fiscal 2025 and 8.8% during the first nine months of fiscal 2025, compared to the same prior year period. Our independent dealer and distributor channel decreased 6.8% during the third quarter and 8.0% during the first nine months of fiscal 2025 compared to the comparable prior year periods. Our home center channel decreased by 0.6% during the third quarter of fiscal 2025 and 9.1% during the first nine months of fiscal 2025 compared to the same periods of fiscal 2024. Demand trends remain under pressure for our made-to-order and stock kitchen business due to lower in-store traffic rates and consumers choosing smaller sized projects.

Builder sales decreased 10.4% in the third quarter of fiscal 2025 and 2.5% during the first nine months of fiscal 2025 compared to the same periods of fiscal 2024. The Company believes that fluctuations in single-family housing starts and completions are the best indicator of new construction cabinet activity. Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts decreased 2.3% during the third quarter of fiscal 2025 over the comparable prior year period, according to the U.S. Department of Commerce. In comparison, housing completions increased 0.6% during the third quarter of fiscal 2025 over the comparable prior year period, according to the U.S. Department of Commerce. We are experiencing a retraction in the new construction marked related to move-in ready homes and mix of product being used.

Gross Profit

Gross profit margin for the third quarter of fiscal 2025 was 15.0% compared with 19.2% for the same period of fiscal 2024, representing a 420 basis point decrease. Gross profit margin for the first nine months of fiscal 2025 was 18.2% compared with 21.1% for the same period of fiscal 2024, representing a 290 basis point decrease. Gross profit margin in the third quarter and first nine months of fiscal 2025 was negatively impacted by lower sales volumes impacting manufacturing leverage combined with price increases in our input costs around raw materials and labor, partially offset by our sustained operating efficiencies in the manufacturing platforms.

Selling and Marketing Expenses

Selling and marketing expenses decreased by $2.4 million or 11.0% during the third quarter of fiscal 2025 and $3.4 million or 4.9% during the first nine months of fiscal 2025, compared to the same period of the prior year. Selling and marketing expenses were 4.9% of net sales in both the third quarter of fiscal 2025, and 2024. Selling and marketing expenses were 5.0% of net sales in the first nine months of fiscal 2025, compared with 4.9% for the same period of fiscal 2024. The rise in selling and marketing expenses as a percentage of net sales during the first nine months of fiscal 2025 was primarily attributed to a decline in net sales. However, this increase was partially mitigated by reduced incentive costs for employees and controlled spending.

General and Administrative Expenses

General and administrative expenses decreased by $12.5 million or 40.1% during the third quarter of fiscal 2025 and $41.4 million or 40.7% during the first nine months of fiscal 2025, compared to the same periods of the prior year. General and administrative expenses were 4.7% of net sales in the third quarter of fiscal 2025, compared with 7.4% of net sales in the third quarter of fiscal 2024. General and administrative expenses were 4.6% of net sales in the first nine months of fiscal 2025, compared with 7.3% for the same period of fiscal 2024. The reduction in general and administrative expenses as a percentage of net sales during the third quarter and first nine months of fiscal 2025 was primarily attributed to the absence of amortization of customer intangibles that ended in December 2023, reduced year-over-year incentive and profit sharing costs for employees, and controlled spending.

Effective Income Tax Rates

The effective income tax rates for the three- and nine-month periods ended January 31, 2025 was 16.0% and 21.9%, respectively, compared with 25.4% and 23.8% in the comparable periods in the prior fiscal year. The effective rates, except for the three-month period ended January 31, 2025, were higher than the 21.0% U.S. statutory rate for all periods presented primarily due to state income taxes. The effective rate for the three-month period ended January 31, 2025 was lower than the comparable prior year period primarily due to the benefit recognized from the purchase of third party federal renewable energy tax credits and higher research and experimentation tax credits.

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

Reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2025	2024	2025	2024

Net income (GAAP)	$16,571	$21,227	$73,890	$89,418
Add back:
Income tax expense	3,145	7,218	20,776	27,953
Interest expense, net	2,816	1,932	7,554	6,322
Depreciation and amortization expense	14,583	12,349	40,851	35,741
Amortization of customer relationship intangibles	—	7,610	—	30,444
EBITDA (Non-GAAP)	$37,115	$50,336	$143,071	$189,878
Add back:
Acquisition related expenses (1)	—	7	—	47
Restructuring charges, net (2)	520	—	1,653	(198)
Net loss on debt modification	—	—	364	—
Change in fair value of foreign exchange forward contracts (3)	(1,418)	(2,342)	8,266	(241)
Stock-based compensation expense	2,141	2,784	7,946	7,186
Loss on asset disposal	87	(170)	229	1,423
Adjusted EBITDA (Non-GAAP)	$38,445	$50,615	$161,529	$198,095

Net Sales	$397,580	$422,102	$1,309,190	$1,394,224
Net income margin (GAAP)	4.2%	5.0%	5.6%	6.4%
Adjusted EBITDA margin (Non-GAAP)	9.7%	12.0%	12.3%	14.2%
(1) Acquisition related expenses are comprised of expenses related to the RSI acquisition.
(2) Restructuring charges, net are comprised of expenses incurred related to the nationwide reduction-in-force implemented in the third and fourth quarters of fiscal 2023, the reductions in force implemented in the second and third quarters of fiscal 2025, and the closure of the manufacturing facility located in Orange, Virginia, which was announced in January 2025.
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

Adjusted EBITDA

Adjusted EBITDA for the third quarter of fiscal 2025 was $38.4 million or 9.7% of net sales compared to $50.6 million or 12.0% of net sales for the same quarter of the prior fiscal year. Adjusted EBITDA for the first nine months of fiscal 2025 was $161.5 million or 12.3% of net sales compared to $198.1 million or 14.2% of net sales for the same period of the prior fiscal year. The decrease in Adjusted EBITDA for the third quarter and first nine months of fiscal 2025 is primarily due to decreased net income and net sales.

Reconciliation of Net Income to Adjusted Net Income
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands, except share data)	2025	2024	2025	2024

Net income (GAAP)	$16,571	$21,227	$73,890	$89,418
Add back:
Acquisition related expenses	—	7	—	47
Restructuring charges, net	520	—	1,653	(198)
Amortization of customer relationship intangibles	—	7,610	—	30,444
Net loss on debt modification	—	—	364	—
Change in fair value of foreign exchange forward contracts (1)	(1,418)	(2,342)	8,266	(241)
Tax benefit of add backs	221	(1,402)	(2,653)	(7,844)
Adjusted net income (Non-GAAP)	$15,894	$25,100	$81,520	$111,626

Weighted average diluted shares (GAAP)	15,159,442	16,124,198	15,430,164	16,380,756

EPS per diluted share (GAAP)	$1.09	$1.32	$4.79	$5.46
Adjusted EPS per diluted share (Non-GAAP)	$1.05	$1.56	$5.28	$6.81
(1) Change in fair value of foreign exchange forward contracts was excluded from Adjusted EPS per diluted share beginning in the second quarter of fiscal 2025 to be consistent with the Company's definition of Adjusted EBITDA. Prior period amounts have been adjusted to conform to current period presentation.

Outlook

We expect a mid-single digit decline in net sales for fiscal 2025 versus fiscal 2024 as a result of a softer repair and remodel market and a decline in larger ticket remodel purchases across retailers, combined with market softening in the new construction market. Our outlook for Adjusted EBITDA for fiscal 2025 has been adjusted to a range of $210 million to $215 million. Adjusted EBITDA will be impacted by the manufacturing deleverage due to lower sales. The change in net sales and Adjusted EBITDA is highly dependent upon overall industry, economic growth trends, material constraints, labor impacts, interest rates and consumer behaviors. Macroeconomic concerns for the remainder of the fiscal year include consumer sentiment declines, inflation risk that is growing and the lack of interest rate relief in the near term.

During the remainder of fiscal 2025, we will continue our investment back into the business by continuing our path for our digital transformation with investments in our cloud-based ERP platform and investing in automation. We will continue to be opportunistic in our share repurchasing, and lastly, with our debt agreement in place and the leverage ratio we wanted to achieve, debt repayments will be deprioritized.

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

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $43.5 million at January 31, 2025, representing a $43.9 million decrease from its April 30, 2024 levels primarily due to $30.8 million in payments to acquire property, plant, and equipment, and $69.1 million of stock repurchases partially offset by $63.7 million of cash provided by operations in the first nine months of fiscal 2025. Cash provided by operations in the first nine months of fiscal 2024 was $187.4 million. The decrease in the Company's cash from operating activities in the current year was driven primarily by a decrease in net income and depreciation and amortization and cash outflows from inventories, prepaid expenses and other assets, accrued compensation and related expenses, and accounts payable, partially offset by cash inflows from income taxes. At January 31, 2025, total long-term debt (including current maturities) was $375.3 million.

The Company's main source of liquidity is its cash and cash equivalents on hand and generally cash generated from its operating activities. The Company can also borrow amounts under the Revolving Facility.

On October 10, 2024, the Company amended and restated its prior credit agreement. The amended and restated credit agreement (the "A&R Credit Agreement") provides for a $500 million revolving loan facility with a $50 million sub-facility for the issuance of letters of credit (the "Revolving Facility") and a $200 million term loan facility (the "Term Loan Facility"). Also on October 10, 2024, the Company borrowed the entire $200 million under the Term Loan Facility and approximately $173 million under the Revolving Facility to repay in full the approximately $370 million then outstanding under its prior credit agreement, plus accrued and unpaid interest, and to pay related fees and expenses. The Company is required to repay the Term Loan Facility in specified quarterly installments beginning on January 31, 2025. The Revolving Facility and Term Loan Facility mature on October 10, 2029. Approximately $314.2 million was available under the Revolving Facility as of January 31, 2025.

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

As of January 31, 2025 and April 30, 2024, the Company had no off-balance sheet arrangements.

The Company's investing activities primarily consist of investment in property, plant and equipment and promotional displays. Net cash used for investing activities was $32.2 million in the first nine months of fiscal 2025, compared with $55.7 million in the comparable period of fiscal 2024.

During the first nine months of fiscal 2025, net cash used by financing activities was $75.4 million, compared with $75.6 million in the comparable period of the prior fiscal year.

On November 29, 2023 the Board of Directors authorized a stock repurchase program of up to $125 million of the Company's outstanding common shares. In conjunction with this authorization the Board of Directors cancelled the remaining $22.1 million that had yet to be repurchased under the $100 million existing authorization from May 25, 2021.

On November 20, 2024, the Board of Directors authorized an additional stock repurchase program of up to $125 million of the Company's outstanding common shares. This authorization is in addition to the stock repurchase program authorized on November 29, 2023. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the A&R Credit Agreement, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management generally expects to fund any share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. The Company repurchased $12.6 million of its common shares during the third quarter of fiscal 2025. As of January 31, 2025, $145.4 million of funds remained available from the amounts authorized by the Board to repurchase the Company's common stock.

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

The A&R Credit Agreement includes a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of January 31, 2025 would increase our annual interest expense by approximately $3.0 million. See Note K — Loans Payable and Long-Term Debt for further discussion.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2025. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended January 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details share repurchases made by the Company during the third quarter of fiscal 2025:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (000)
	(1)	Per Share	Programs	(1)
November 1 - 30, 2024	132,075	$96.07	132,075	$145,358
December 1 - 31, 2024	—	$—	—	$145,358
January 1 - 31, 2025	—	$—	—	$145,358
Quarter ended January 31, 2025	132,075	$96.07	132,075	$145,358

(1) Under a stock repurchase authorization approved by its Board on November 29, 2023, the Company was authorized to purchase up to $125 million of the Company's common shares.

On November 20, 2024, the Board of Directors authorized an additional stock repurchase program of up to $125 million of the Company's outstanding common shares. This authorization is in addition to the stock repurchase program authorized on November 29, 2023. Management funded these share repurchases using available cash and cash generated from operations. Repurchased shares became authorized but unissued common shares. At January 31, 2025, $145.4 million of funds remained from the amounts authorized by the Board to repurchase the Company's common shares. The Company purchased a total of 132,075 common shares, for an aggregate purchase price of $12.6 million, during the third quarter of fiscal 2025 under the authorization pursuant to a repurchase plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Any repurchases under the stock repurchase program are subject to market conditions, the Company’s cash requirements for other purposes, compliance with applicable laws and regulations and contractual covenants and any other factors management may deem relevant at the time of such repurchases. The Company is not obligated to make any stock repurchases in the future.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended January 31, 2025, none of the Company’s directors or executive officers adopted, terminated or modified a "Rule 10b5-1 trading agreement" or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
Interactive Data File for the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2025 formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

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

Date: February 27, 2025
Signing on behalf of the registrant and
as principal financial and accounting officer