Form 10-K
period 2025-04-30
AMERICAN WOODMARK CORP
filed 2025-06-25
CIK 794619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended April 30, 2025
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
Yes ☐  No ☒
The aggregate market value of the registrant's Common Stock, no par value, held by non-affiliates of the registrant as of October 31, 2024, the last business day of the Company's most recent second quarter was $1,357,038,109.
As of June 17, 2025, 14,503,377 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 21, 2025 ("Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

American Woodmark Corporation
2025 Annual Report on Form 10-K

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

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports are available free of charge on our website, americanwoodmark.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). The contents of our website are not, however, part of, or incorporated by reference into, this report.

Our Business

American Woodmark celebrates the creativity in all of us. With over 7,800 employees and more than a dozen brands, we're one of the nation's largest cabinet manufacturers. From inspiration to installation, we help people find their unique style and turn their home into a space for self-expression. By partnering with major home centers, builders, and independent dealers and distributors, we spark the imagination of homeowners and designers and bring their vision to life. Across our service and distribution centers, our corporate office and manufacturing facilities, you'll always find the same commitment to customer satisfaction, integrity, teamwork, and excellence.

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

Home Centers

Pro business customers, contractors, builders, remodelers, and do-it-yourself homeowners use our products primarily for repair and remodel ("R&R") projects. Products for R&R projects are predominately purchased through home centers such as Home Depot and Lowe's. Due to the market presence, store network and customer reach of these large home centers, our strategy has been to develop long-term strategic relationships with both Home Depot and Lowe's to distribute our products. During the fiscal year ended April 30, 2025 ("fiscal 2025"), Home Depot and Lowe's combined accounted for approximately 40.8% of net sales of the Company. The loss of either Home Depot or Lowe's as a customer would have a material adverse effect on us.

Builders

The builder channel represents a large portion of our overall revenue and has historically been a strategic component of our go-to-market strategy. We serve 17 of the top 20 U.S. builders with a high degree of geographic concentration around major metro areas where single family starts are most robust. We also serve multi-family builders, primarily in the Southwest region of the U.S. Our various service center locations are close to these builders and enable us to deliver exceptional service to our builder partners. During fiscal 2025, builders accounted for approximately 43.5% of net sales of the Company.

Independent Dealers & Distributors

In 2010, we expanded our business into the independent dealers channel with the launch of the Waypoint Living Spaces® brand. Today, we sell this brand to over 1,500 regional and local dealers across the country. The independent dealer and distributor channel is the largest by participant volume, characterized by a high degree of entrepreneurship and one that rewards suppliers that deliver great service. Our ability to provide superior value delivered with exceptional service has helped drive our expansion into this channel which we expect will continue to be a strong growth and market share opportunity for us. Within our distributor channel we also sell our recently launched 1951 CabinetryTM brand through a network of regional distributors who are focused on selling a complete variety of building materials to small and midsized builders and contractors within their local markets. 1951 CabinetryTM is sold directly to distributors with a wide range of product offerings. Their styles and finishes blend both timeless and on-trend designs that are curated to favor individual preferences for a traditional or contemporary feel. The brand maintains a commitment to longevity without compromising the excitement surrounding modern flair. Alongside the launch of 1951 CabinetryTM comes 1951 FoundationsTM and 1951 ProgressionsTM. 1951 FoundationsTM and 1951 ProgressionsTM utilize American Woodmark’s Made-to-Stock options to address the market demand for high-quality craftsmanship at an affordable price point with their focused selections of the most popular styles and finishes. During fiscal 2025, independent dealers and distributors accounted for approximately 15.8% of net sales of the Company.

Manufacturing, Distribution and Service

Our manufacturing facilities are strategically located to serve our customers, which enhances our ability to provide high quality, value priced products with low production costs. We manufacture our products across 17 facilities located in Maryland, Indiana, West Virginia, Georgia, Arizona, Kentucky, California, Texas, and North Carolina in the United States, and Tijuana and Monterrey, Mexico. We recently built a new manufacturing facility in Monterrey, Mexico, which began operations in the third quarter of fiscal 2024, and expanded our Hamlet, North Carolina facility. This investment established a component operation in eastern Mexico, and a stock kitchen and bath center of excellence delivering additional capacity for our east coast markets. The geographic distribution of our facilities throughout the United States, together with our third party logistics network for the American Woodmark business and beneficial freight arrangements with home centers, enable us to provide a "short supply chain" to our U.S. customers. The ordering patterns of Home Depot and Lowe's, our two biggest customers, require suppliers to have sufficient manufacturing capacity to meet demand and to serve a large number (frequently hundreds to thousands) of stores. They impose strict logistics and performance criteria on us. The scale and strategic locations of our manufacturing facilities help us to meet these demands of the home center customers, as well as provide a logistics platform that we can leverage for builders and independent dealers and distributors. We distribute our products through one stand-alone distribution center, distribution centers located in some of our manufacturing facilities, and other third party locations to maximize efficiency. Our vertically-integrated production and assembly lines, standardized product construction, and investments in automation have allowed us to continuously improve productivity, and develop an expertise in wood processing, alternate materials, and yield-maximizing technologies. We have standardized our raw material inputs and a number of our production processes, which reduces logistical requirements to manufacture and gives us increased economies of scale in sourcing these inputs. Certain of our inputs are also partially processed by our vendors, which reduces cost. In addition, our production of labor-intensive manufacturing and fabrication processes in our four Mexico facilities has enabled us to keep overall labor costs low while maintaining higher quality, greater speed-to-market and transportation cost advantage over Asian based manufacturers.

We also provide complete turnkey installation services to our direct builder customers via our network of eight primary service centers that are strategically located throughout the United States in Virginia, Texas, North Carolina, Georgia, Florida, Arizona and California.

We regularly evaluate our organizational productivity and supply chains and assess opportunities to reduce costs and enhance quality. Through operational excellence, we strive to improve quality, speed and flexibility to meet changing and uncertain market conditions, as well as manage cost inflation, including wages and employee medical costs. During the third quarter of fiscal 2025, the Company's Board of Directors (the "Board") approved the closure and eventual disposal of our manufacturing plant located in Orange, Virginia.

Raw Materials and Suppliers

The primary raw materials used in our products are various wood species, including hard maple, cherry, and beech, particle board, medium density fiberboard, high density fiberboard, and plywood. Additional raw materials include paint, manufactured components, and hardware. We purchase these, and other raw materials, from more than one source and generally believe them to be readily available. We rely on outside suppliers for some of our key components and do not typically enter into long-term contracts with our suppliers or sourcing partners. We source a portion of our components from third parties in Asia and Europe. The distances involved in these arrangements, together with the differences in business practices, shipping and delivery requirements, and laws regulations, and tariffs add complexity to our supply chain logistics and increase the potential for interruptions in our production scheduling. The costs of the Company's products are subject to inflationary pressures, commodity price fluctuations, and importation tariffs. The Company has generally been able, over time, to recover the effects of inflation, commodity price fluctuations, and tariffs on imports through sales price increases. The uncertainty around tariffs is further discussed in Item 1A. "Risk Factors".

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

Human Capital Resources

Employees

As of April 30, 2025, we employed over 7,800 full-time employees, with approximately 228 unionized employees in Anaheim, California. We believe that our employee relations and relationship with the union representing the employees in Anaheim are in good standing.

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
•Fund the American Woodmark Foundation and the AWCares Fund, which serve as vehicles for our employees to serve the community and receive financial assistance for unforeseen personal disaster or tragedy; and
•Provide scholarship opportunities to family members of our employees.

Training

Our training is designed and developed at the corporate and local level in order to further our goals of enterprise alignment and local integration. We prefer a leader-led approach to training whenever possible to foster engagement, relationship building, connection, and shared learning experiences. Depending on the course, our training and development opportunities are offered through a variety of platforms and frequencies, such as in person vs. online and on-demand, semi-annual, annual, or biannual basis.

Safety

We have established comprehensive safety programs throughout our operations to provide our employees with the tools they need to comply with the safety standards established under federal, state, and local laws and regulations or independently by us. Our safety leadership teams monitor our safety programs and related benchmarking with the goal of improving safety across the Company. Our rate of incidents recordable under the standards of the Occupational Safety and Health Administration (“OSHA”) per one hundred employees per year, also known as the OSHA recordable rate, was 1.48 during fiscal 2025, which is 53% better than the industry average of 3.1 according to the U.S. Department of Labor.

Employee Experience

American Woodmark is an equal opportunity employer committed to fostering an inclusive workplace where individuals are treated with dignity and respect and have the opportunity to succeed. We believe a culture built on trust, collaboration, and shared values enhances engagement, encourages innovation, and supports long-term business success.

Our employee experience strategy integrates inclusive leadership, continuous development, and structured feedback into how we operate, lead, and support our workforce. It is designed to promote belonging, connection, and growth throughout the employee lifecycle.

In recent years, we have strengthened our efforts to build a self-sustaining, intentional culture that aligns with our mission of Creating Value Through People. These efforts include:

•Facilitating local engagement through our Right Environment Councils, employee-led teams which help reinforce our culture and core values across all locations;
•Delivering interactive, leader-led training that emphasizes inclusive leadership, servant leadership, effective interpersonal communication, and high-performing team behaviors;
•Capturing employee feedback through multiple channels—including exit surveys, engagement surveys, and other touchpoints—to guide improvement plans at the functional and enterprise level; and
•Expanding access to development and leadership readiness programs that support internal mobility and career progression through transparent, role-aligned pathways.

We are committed to cultivating a workplace where every individual can thrive. By embedding employee experience into the fabric of our culture, we strengthen organizational alignment, reinforce our core principles, and position American Woodmark for sustainable growth.
Our Competitive Strengths

Market Leader with North American Manufacturing and Distribution Network

We believe our company holds the number two or three market position in the United States cabinet market with approximately 11% market share based on publicly available information. We are one of a select number of market participants with a national manufacturing and distribution footprint, which includes 17 manufacturing facilities in the United States and Mexico, and eight primary service centers and one distribution center located throughout the United States. Our operating footprint provides us an ability to service our builder, independent dealers and distributors, and home centers customers nationwide, offering them a broad set of products across a variety of price points. Our facilities are strategically located in or near major metropolitan markets to facilitate efficient product distribution to our customers. We believe the scale and breadth of our operations differentiate us and result in a competitive advantage providing superior customer service, low-cost distribution, and on-time delivery.

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

Item 1A.    RISK FACTORS

There are a number of risks and uncertainties that may affect the Company's business, results of operations, and financial condition. These risks and uncertainties could cause future results to differ from past performance or expected results, including results described in statements elsewhere in this report that constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Additional risks and uncertainties not presently known to the Company or currently believed to be immaterial also may adversely impact the Company's business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on the Company's business, financial condition, and results of operations. These risks and uncertainties, which the Company considers to be most relevant to specific business activities, include, but are not limited to, the factors identified below. Additional risks and uncertainties that may affect the Company's business, results of operations, and financial condition are discussed elsewhere in this report, including in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Forward-Looking Statements," "Seasonality," and "Outlook for Fiscal 2026" and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

Risks related to our business and industry

We manufacture our products internationally and are exposed to risks associated with doing business globally. We manufacture our products in the United States and Mexico and sell our products in the United States and Canada. Accordingly, we are subject to risks associated with potential disruption caused by changes in political, monetary, economic, and social environments, including civil and political unrest, terrorism, possible expropriation, local labor conditions, changes in laws, regulations, and policies of foreign governments and trade disputes with the United States, and compliance with U.S. laws affecting activities of U.S. companies abroad. We have been and could be further adversely affected by international trade regulations, including the imposition of sanctions, duties, new or increased tariffs and anti-dumping penalties. Risks inherent to international operations include: tax laws, economic sanctions, and enforcement of contract and intellectual property rights.

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

In addition, we source raw materials and components from Asia where we have recently experienced higher manufacturing costs and longer lead times due to currency fluctuations, higher wage rates, labor shortages, and higher raw material costs, and we have also experienced higher shipping costs, shipping delays, and higher tariff costs. There is currently uncertainty about the future relationship between the U.S. and various other countries with respect to trade practices. The U.S. government has imposed significant tariffs or other restrictions on certain foreign imports and has raised the possibility of imposing additional tariff increases or expanding the tariffs to capture other countries and types of foreign imports, which have increased and could further increase the cost of certain raw materials and components imported into the U.S. Our international operations and sourcing of materials (including from Asia and Mexico) could be harmed by a variety of factors including, but not limited to:
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

We also may be unwilling or unable to pass these cost increases on to our customers. Competitive considerations and customer resistance to price increases may delay or make us unable to adjust selling prices. To the extent we are unable to either re-engineer or otherwise offset increased costs, or are unwilling or unable to build price increases into our sales prices, our margins will be negatively affected. Even if we are able to increase our selling prices, sustained price increases for our products may lead to sales declines and loss of market share, particularly if our competitors do not increase their prices, and there is usually a six to nine month lag before we are able to see the results of our pricing actions. Conversely, when raw materials or energy prices decline, we may receive customer pressure to reduce our sales prices.

These prices are market-based and fluctuate based on factors beyond our control. We do not have long-term fixed supply agreements and do not hedge against price fluctuations. We, therefore, cannot predict our raw materials or energy costs for the coming year.

The inability to obtain raw materials from suppliers in a timely manner would adversely affect our ability to manufacture and market our products. Our ability to offer a wide variety of products depends on our ability to obtain an adequate supply of components from manufacturers and other suppliers, particularly wood-based and resin products. Transportation and container delays may adversely impact our supply chain. Additionally, failure by our suppliers to provide us with quality products on commercially reasonable terms, potential cybersecurity attacks on our suppliers, and failure to comply with legal requirements for business practices, could have a material adverse effect on our business, financial condition, or results of operations. Furthermore, we rely heavily or, in certain cases, exclusively, on outside suppliers for some of our key components. While we do not rely exclusively on any one supplier for any particular raw materials, the loss of a major supplier could increase our costs to obtain raw materials until we obtain an adequate alternative source. Import tariffs or other adverse trade actions have led to increases in prices of raw materials and components which are critical to our business, and additional tariffs or other adverse trade actions could result in further price increases. The ultimate impact of such adverse trade actions remains uncertain as it is subject to a number of factors including the effective date and duration of tariffs, changes in amount, scope and nature of tariffs in the future, any countermeasures that countries subject to the tariffs may take and our ability to mitigate the impact of tariffs.

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

Because of the concentration of our sales to our two largest customers, the loss of either customer or a significant reduction in orders from either customer could adversely affect our financial results. Home Depot and Lowe's collectively accounted for approximately 40.8% of total net sales during the fiscal year 2025. We do not typically enter into long-term sales contracts with Home Depot or Lowe's and our sales usually occur on a "purchase order" basis. Our customers can make significant changes in their purchase volumes and can seek to significantly affect the prices we receive for our products and services and the other terms and conditions on which we do business. They have in the past discontinued, and may in the future choose to discontinue, purchasing some or all of our products with little or no notice. In the past, purchase volumes from our customers, including Home Depot and Lowe's, have fluctuated substantially, and we expect such fluctuations to occur from time to time in the future. Any reduction in, or termination of, our sales to either Home Depot or Lowe's could have a material adverse effect on our business, financial condition, or results of operations.

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

Our business primarily relies on U.S. home improvement, repair and remodel and new home construction activity levels, all of which are impacted by risks associated with fluctuations in the housing market. Downward changes in the general economy, the housing market, or other business conditions could adversely affect our results of operations, cash flows, and financial condition. Our business primarily relies on home improvement, repair and remodel and new home construction activity levels in the United States. The housing market is sensitive to changes in economic conditions and other factors, such as the level of employment, access to labor, consumer confidence, consumer income, availability of financing and interest rate levels, and available inventory. Net sales volume decreases combined with adverse changes in any of these conditions generally, or in any of the markets where we operate, could decrease demand and could adversely impact our businesses by:
•causing consumers to delay or decrease homeownership or relocation;
•making consumers more price conscious resulting in a shift in demand to smaller, less expensive homes;
•making consumers more reluctant to make investments in their existing homes, including kitchen and bath repair and remodel projects;
•making consumers more price conscious resulting in a shift in demand to less expensive, more value-based product offerings when making investments in their homes; or
•making it more difficult to secure loans for major renovations.

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

Our failure to develop new products or respond to changing consumer preferences and purchasing practices could have a material adverse effect on our business, financial condition, or results of operations. The U.S. cabinetry industry is subject to changing consumer trends, demands, and preferences. The uncertainties associated with developing and introducing new products, such as gauging changing consumer preferences and successfully developing, manufacturing, marketing, and selling new products, could lead to, among other things, rejection of a new product line, reduced demand and price reductions for our products. If our products do not keep up with consumer trends, demands, and preferences, we could lose market share, which could have a material adverse effect on our business, financial condition, or results of operations.

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

Manufacturing expansion or reduction of capacity, manufacturing realignments, and other cost savings programs could result in a decrease in our near-term earnings. We continually review our manufacturing operations. These reviews could result in the expansion or reduction of capacity, manufacturing realignments, and various cost savings programs. Effects of manufacturing expansion or reduction, realignments, or cost savings programs could result in a decrease in our short-term earnings until the capacity is right-sized, cost reductions are achieved, and/or production volumes stabilize, such as our expansion of stock kitchen and bath capacity in North Carolina and Mexico, which was completed during the prior fiscal year and the closing of our manufacturing facility in Orange, Virginia during this fiscal year. Such manufacturing expansions or reductions, realignments, and programs involve substantial planning, often require capital investments, and may result in charges for fixed asset impairments or obsolescence and substantial severance costs. We also cannot provide assurance that we will achieve all of the intended cost savings. Our ability to achieve cost savings and other benefits within expected time frames is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive, and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business, financial condition, and results of operations could be materially and adversely affected. In addition, downturns in the economy could potentially have a larger impact on the Company as a result of any added capacity.

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

Other general risks applicable to us and our business

The implementation of our Enterprise Resource Planning system could disrupt our business. We are in the process of implementing a common Enterprise Resource Planning ("ERP") platform over several fiscal years. The first wave (including the procurement, general ledger, accounts payable, projects, and fixed asset modules) went live in the second half of fiscal 2022. During fiscal 2024, our new Monterrey, Mexico facility went live. Our Anaheim facility went live in May 2025. We have begun planning for the next implementation in our Lincolnton and Hamlet, North Carolina facilities later in fiscal 2026. Although we currently expect the ERP implementation to increase efficiencies by leveraging a common, cloud-based system throughout the Company and standardizing processes and reporting, it may not result in improvements outweighing its costs and may disrupt our operations. Our inability to mitigate existing and future disruptions could adversely affect our sales, earnings, financial condition and liquidity. The ERP system implementation subjects us to substantial costs and inherent risks associated with migrating from our legacy systems. These costs and risks could include, but are not limited to:
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

Our ability to operate and our growth potential could be materially and adversely affected if we cannot employ, train, and retain qualified personnel at a competitive cost. Many of the products that we manufacture and assemble require manual processes in plant environments. We believe that our success depends upon our ability to attract, employ, train, and retain qualified personnel with the ability to design, manufacture, and assemble these products. In addition, our ability to expand our operations depends in part on our ability to increase our skilled labor force when the housing market recovers in the United States. In addition, we believe that our success depends in part on our ability to quickly and effectively train additional workforce to handle increased volume and production while minimizing labor inefficiencies and maintaining product quality during a housing market recovery. If either of these events were to occur, our cost structure could increase, our margins could decrease, and any growth potential could be impaired.

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

We may incur future goodwill impairment charges or other long-lived asset impairment charges which could negatively impact our future results of operations and financial condition. We recorded significant goodwill as a result of the acquisition of RSI Home Products, Inc. (the "RSI Acquisition" or "RSI") in fiscal 2018. Goodwill represents a substantial portion of our assets. We also have long-lived assets consisting of property and equipment, capitalized internal use software, and certain prepaid customer incentives, as well as other identifiable intangible assets which we review both on an annual basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination is made that a significant impairment in value of goodwill or long-lived assets has occurred, such determination could require us to impair a substantial portion of our assets. Asset impairments could have a material adverse effect on our financial condition and results of operations.

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

The credit agreement that governs our credit facility imposes operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities or otherwise negatively impact our business. The credit agreement that governs our credit facility imposes operating and financial restrictions on us. These restrictions limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, create additional liens on its assets, make certain investments, dispose of assets, or engage in a merger or other similar transaction or engage in transactions with affiliates, subject, in each case, to the various exceptions and conditions described in the credit agreement. The negative covenants further restrict the ability of the Company and certain of its subsidiaries to make certain restricted payments, including, in the case of the Company, the payment of dividends, and the repurchase of common stock, in certain limited circumstances.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 1C.    Cybersecurity

Risk Management and Strategy

Our operations rely on both on-premises and cloud-hosted IT solutions for critical business processes such as compliance, reporting, marketing, e-commerce, operations, product development, manufacturing, distribution, data management, and stakeholder communication. Recognizing the paramount importance of cybersecurity in today's digital landscape, we are committed to safeguarding our information assets, protecting consumer data, and maintaining the integrity and availability of our systems. To this end, we have implemented a comprehensive cybersecurity risk management framework designed to identify, assess, mitigate, and prevent potential cybersecurity risks, aligning with industry best practices and all applicable regulatory requirements. We evaluate our cybersecurity risk management framework against the National Institute of Standards and Technology's Cybersecurity Framework ("NIST-CSF"), which outlines the core components and responsibilities necessary to sustain a robust and well-balanced cybersecurity program.

The foundation of our framework rests on these key principles: (i) risk assessment and threat intelligence gathering; (ii) implementing robust security controls; (iii) maintaining effective incident response capabilities; (iv) promoting employee awareness and providing cybersecurity training; (v) managing third-party risks; and (vi) providing governance aligning with business objectives and ensuring senior leadership accountability for cyber security risk management. We continue to integrate our cybersecurity framework into our overarching enterprise risk management processes, enabling us to capitalize on our extensive enterprise-wide experience in risk management and swiftly adapt to the ever-evolving cybersecurity threat landscape.

Risk Assessment and Threat Intelligence: Under the oversight of the Vice President of Information Security who operates as our Chief Information Security Officer ("CISO"), we conduct periodic risk assessments to pinpoint potential cybersecurity vulnerabilities and threats. These assessments entail evaluating the security posture of critical systems, networks, and applications, as well as analyzing the potential impact of cybersecurity threats on our business operations, financial condition, and reputation. Additionally, we perform continuous threat monitoring and deployed monitoring systems, encompassing technologies such as intrusion detection systems, security information and event management tools, and threat intelligence programs.

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

Incident Response: We have implemented an incident response plan and playbook, encompassing procedures designed to respond to and recover from internal cybersecurity incidents. In collaboration with third-party security consultants, we conduct ongoing reviews and tabletop exercises of these procedures, which provide detailed descriptions of the roles and responsibilities of key stakeholders, as well as the protocols for communication and coordination during an incident. The procedures also outline guidelines for escalating incident information to our Cybersecurity Steering Committee, senior management, our Audit Committee (which, as discussed below, has been delegated the responsibility for our Board cybersecurity risk oversight function), our full Board, and for providing timely public disclosure when necessary.

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

Third-Party Risk Management: We recognize the potential cybersecurity risks inherent in our relationships with third parties. To address this, we are implementing a comprehensive third-party risk management program designed to identify and oversee such risks. This program will rely on key elements, including risk assessment, due diligence, contractual provisions, and ongoing monitoring, to identify and mitigate impacts from high-risk third parties and specific risks. We will utilize security risk assessment questionnaire tools to identify high-risk third parties, enabling us to proactively and effectively assess and mitigate potential security vulnerabilities.

Governance: Our Board dedicates time and attention to our cybersecurity and information technology risks. The Board executes its cybersecurity risk oversight function collectively and by delegating responsibility to our Audit Committee. Our CISO presents to the Board at least annually and to our Audit Committee at least quarterly, covering a broad range of topics, such as recent and potential cybersecurity threats and incidents across our industry, best practices and policies, emerging trends, vulnerability assessments, and management's ongoing efforts to prevent, detect, and address internal and external cybersecurity threats specific to our organization. These briefings also include periodic third-party cybersecurity program assessments, benchmarks, and updates from our cybersecurity incident management exercises. Cybersecurity risks are documented and shared with our Audit Committee and the Board quarterly.

While our Board and Audit Committee oversee cybersecurity risk, senior management is responsible for actively managing cybersecurity risk, including overseeing and executing the risk management strategies discussed above. Senior management reports to the Board annually on our enterprise risk management processes, ensuring transparency and accountability.

Additionally, our Cybersecurity Steering Committee is co-chaired by our CISO and Cybersecurity, Governance Risk and Compliance manager along with other key leaders, including the Chief Human Resources Officer, Vice President of Finance, Corporate Controller, Senior Corporate Risk Manager, Director of Enterprise Infrastructure and Vice President of Internal Audit, all overseeing the management of key cybersecurity risks and strategy for the organization. Our CISO has over 25 years of cybersecurity and corporate risk management experience. The Cybersecurity Steering Committee meets and receives quarterly updates, which provide ongoing visibility into cybersecurity risks and mitigation efforts.

Through this robust governance structure, involving Board oversight, senior management leadership, and a cross-functional committee, we maintain a proactive and comprehensive approach to managing cybersecurity risks across the organization.

As of the date of this filing, we are not aware of any current cybersecurity threats or cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business, results of operations or financial condition. For further discussion of the risks related to cybersecurity, see Item 1A. "Risk Factors".

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

Item 3.        LEGAL PROCEEDINGS

The Company is involved in suits and claims in the normal course of business, including, without limitation, product liability and general liability claims and claims pending before the Equal Employment Opportunity Commission. On at least a quarterly basis, the Company consults with its legal counsel to ascertain the reasonable likelihood that such claims may result in a loss. As required by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 450, "Contingencies" ("ASC 450"), the Company categorizes the various suits and claims into three categories according to their likelihood for resulting in potential loss: those that are probable, those that are reasonably possible, and those that are deemed to be remote. The Company accounts for these loss contingencies in accordance with ASC 450. Where losses are deemed to be probable and estimable, accruals are made. Where losses are deemed to be reasonably possible, a range of loss estimate is determined and considered for disclosure. In determining these loss range estimates, the Company considers known values of similar claims and consults with independent counsel.

The Company believes that the aggregate range of estimated loss stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of April 30, 2025, with the exception of the Antidumping and Countervailing Duties Investigation discussed in Note K — Commitments and Contingencies in the Notes to the Consolidated Financial Statements herein.

Item 4.        MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the Company are elected by the Board and generally hold office until the next annual election of officers. There are no family relationships between any executive officer and any other officer or director of the Company or any arrangement or understanding between any executive officer and any other person pursuant to which such officer was elected. The executive officers of the Company are as follows:

Name	Age	Position(s) Held During Past Five Years and at the Company
M. Scott Culbreth	54	Company President and Chief Executive Officer from July 2020 to present; Company Senior Vice President and Chief Financial Officer from February 2014 to July 2020.

Paul Joachimczyk	53
Company Senior Vice President and Chief Financial Officer from August 2022 to present; Company Vice President and Chief Financial Officer from July 2020 to August 2022; Vice President, Financial Planning and Analysis, from February 2019 to July 2020.

Robert J. Adams, Jr.	59
Company Senior Vice President, Chief Manufacturing and Supply Chain Officer from May 2025 to present; Company Senior Vice President Manufacturing and Technical Operations from August 2015 to May 2025; Company Vice President of Value Stream Operations from September 2012 to August 2015; Company Vice President of Manufacturing and Engineering from April 2012 to September 2012.

Name	Age	Position(s) Held During Past Five Years and at the Company
Dwayne L. Medlin	57
Company Senior Vice President, Remodel Sales from August 2023 to present; Company Vice President, Remodel Sales from May 2021 to August 2023; Company Vice President Home Center Sales from June 2018 to May 2021.

Kimberly G. Pascarella (formerly Kimberly G. Coldiron)	46
Company Senior Vice President, Chief Human Resources Officer from August 2023 to present; Company Vice President, Chief Human Resources Officer from February 2021 to August 2023; Executive Vice President, Chief Human Resources Officer at OmniMax, International from 2019 to February 2021.

William L. Waszak	64	Company Senior Vice President, Chief Information Officer from August 2024 to present; Company Vice President, Chief Information Officer from May 2019 to August 2024.

PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

American Woodmark Corporation common stock is listed on The NASDAQ Global Select Market under the "AMWD" symbol.

As of June 17, 2025 there were approximately 24,600 total shareholders of the Company's common stock, including 6,000shareholders of record and 18,600 beneficial owners whose shares are held in "street" name by securities broker-dealers or other nominees. The Company's shareholders also include approximately 73% of the Company's employees who are eligible to participate in the American Woodmark Corporation Retirement Savings Plan. The Company does not currently pay cash dividends and has no current intention to do so in the near future. The determination as to the payment of future dividends will be made by the Board from time to time and will depend on the Company's then current financial condition, capital requirements, and results of operations, as well as any other factors then deemed relevant, and will be subject to applicable restrictions in the credit agreement governing the Company's credit facility.

Purchase of Equity Securities by the Issuer

The following table details share repurchases by the Company during the fourth quarter of fiscal 2025:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (000)
	(1)	Per Share	Programs	(1)
February 1 - 28, 2025	195,339	$76.57	195,339	$130,358
March 1 - 31, 2025	—	$—	—	$130,358
April 1 - 30, 2025	221,959	$56.75	221,959	$117,765
Quarter ended April 30, 2025	417,298	$64.33	417,298	$117,765

(1) Under a stock repurchase authorization approved by the Board on November 29, 2023, the Company was authorized to purchase up to $125 million of the Company's common shares. On November 20, 2024, the Board authorized an additional stock repurchase program of up to $125 million of the Company's outstanding common shares. This authorization is in addition to the stock repurchase program authorized on November 29, 2023. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the October 10, 2024 amended and restated credit agreement ("A&R Credit Agreement"), and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management generally expects to fund any share repurchases using available cash and cash equivalents, as well as cash generated from operating activities. Repurchased shares will become authorized but unissued common shares. The Company repurchased $27.6 million of its common shares during the fourth quarter of fiscal 2025. As of April 30, 2025, $117.8 million of funds remained available from the amounts previously authorized.

Stock Performance Graph

The performance graph shown below compares the percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of the Russell 2000 Index and Standard & Poor's Household Durables Index for the period from May 1, 2020 through April 30, 2025. The graph assumes an initial investment of $100 and the reinvestment of dividends. The graph is based on historical data and is not intended to be a forecast or indication of future performance of American Woodmark common stock.

Performance Graph
(Total Return)
300
250
200
150
100
50
Dollars
2020
2021
2022
2023
2024
2025
Years ended April 30,
American Woodmark Corporation
Russell 2000 Index
S&P Household Durables Index

	2020	2021	2022	2023	2024	2025
American Woodmark Corporation	$100.00	$196.80	$92.70	$100.00	$182.20	$116.80
Russell 2000 Index	$100.00	$181.90	$151.20	$145.70	$165.10	$166.50
S&P Household Durables Index	$100.00	$201.80	$153.90	$189.40	$251.90	$239.30

The graph and related information above are not deemed to be "filed" with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any future filing made by us with the SEC, except to the extent that we specifically incorporate it by reference into any such filing.

Item 6.        [Reserved.]

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain income and expense items as a percentage of net sales:

	PERCENTAGE OF NET SALES
	FISCAL YEARS ENDED APRIL 30,
	2025	2024	2023
Net sales	100.0%	100.0%	100.0%
Cost of sales and distribution	82.1	79.6	82.7
Gross profit	17.9	20.4	17.3
Selling and marketing expenses	5.0	5.0	4.6
General and administrative expenses	4.4	6.7	6.1
Restructuring charges, net	0.3	—	0.1
Operating income	8.2	8.7	6.5
Interest expense/other (income) expense, net	0.8	0.4	0.7
Income before income taxes	7.4	8.3	5.8
Income tax expense	1.6	1.9	1.4
Net income	5.8	6.4	4.4

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained elsewhere in this report.

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
•limitations on operating our business as a result of covenant restrictions under our indebtedness, our ability to pay amounts due under our credit facilities and our other indebtedness, and interest rate increases; and
•the impairment of goodwill or our long-lived assets.

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

Overview

American Woodmark Corporation manufactures and distributes kitchen, bath and home organization products for the remodeling and new home construction markets. Its products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors. At April 30, 2025, the Company operated 17 manufacturing facilities located throughout the United States and Mexico and eight primary service centers and one distribution center located throughout the United States.

Financial Overview

A number of general market factors impacted the Company's business in fiscal 2025, some positive and some negative, including:

•The unemployment rate increased by 7.7% compared to April 2024, to 4.2% as of April 2025 according to data provided by the U.S. Department of Labor;
•There was an increase in single family housing starts during the Company's fiscal 2025 of 2.0%, as compared to the Company's fiscal 2024, assuming a 60 day lag, and an increase in housing completions during the Company's fiscal 2025 of 1.2%, as compared to the Company's fiscal 2024, according to the U.S. Department of Commerce;
•Mortgage interest rates decreased with a 30-year fixed mortgage rate of 6.76% in April 2025, a decrease of approximately 41 basis points compared to April 2024, according to Freddie Mac;
•While existing home sales remain at thirty-year lows, the median price of existing homes sold in the U.S. rose by 4.1% during the Company's fiscal 2025, according to data provided by the National Association of Realtors; and existing home sales decreased 0.6% during the Company's fiscal 2025 compared to the same period in the prior year;
•Consumer sentiment, as reported by Thomson Reuters/University of Michigan, averaged 32.4% lower during the Company's fiscal 2025 than in its prior fiscal year; and
•The inflation rate as of April 2025 was 2.3%, compared to 3.4% in April 2024 according to data provided by the U.S. Department of Labor.

Our largest remodeling customers and competitors continued to utilize sales promotions in the Company's product category during fiscal 2025. We strive to maintain promotional levels in line with market activity, with a goal of remaining competitive.

Net sales decreased by 7.5% during fiscal 2025, which was driven by declines in all sales channels.

Gross profit for fiscal 2025 was 17.9%, a decrease from 20.4% in fiscal 2024.

Net income decreased $16.8 million from $116.2 million in fiscal 2024 to $99.5 million in fiscal 2025. Net income and gross profit for fiscal 2025 decreased primarily due to the result of lower net sales, fixed cost deleverage, and rising product input costs, partially offset by the roll-off of acquisition-related intangible asset amortization of $30.4 million, which ended in the third quarter of the prior fiscal year, operational efficiencies, lower incentive compensation and controlled spending across all functions.

The Company recognized total pre-tax restructuring charges, net of $4.6 million and $(0.2) million during fiscal 2025 and 2024 respectively. The fiscal 2025 charges are the result of a reduction in force implemented in the second quarter and the closure of the manufacturing plant in Orange, Virginia approved in the third quarter of the fiscal year. See Note O — Restructuring Charges, Net for further discussion.
The Company regularly considers the need for a valuation allowance against its deferred tax assets as we have generated operating profits for the past 13 years. As of April 30, 2025, the Company had total deferred tax assets of $68.9 million net of valuation allowance, up from $59.5 million of deferred tax assets net of valuation allowance at April 30, 2024. Deferred tax assets are reduced by a valuation allowance when, after considering all positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The Company has recorded a valuation allowance related to deferred tax assets for certain state investment tax credit ("ITC") carryforwards. These credits expire in various years beginning in fiscal 2028. The Company believes based on positive evidence of the housing industry improvement, along with 13 consecutive years of operating profitability, that we will more likely than not realize all other remaining deferred tax assets.

The Company also regularly assesses its long-lived assets to determine if any impairment has occurred. The Company has concluded that none of its long-lived assets were impaired as of April 30, 2025.

Fiscal Year Ended April 30, 2024 Compared to the Fiscal Year Ended April 30, 2023

For a comparison of our performance and financial metrics for the fiscal years ended April 30, 2024 and April 30, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2024, filed with the SEC on June 26, 2024.

Results of Operations

	FISCAL YEARS ENDED APRIL 30,

(Dollars in thousands)	2025	2024	2023	2025 vs. 2024 PERCENT CHANGE	2024 vs. 2023 PERCENT CHANGE

Net sales	$1,709,585	$1,847,502	$2,066,200	(7.5)%	(10.6)%
Gross profit	306,550	377,807	357,524	(18.9)%	5.7%
Selling and marketing expenses	86,238	92,603	94,602	(6.9)%	(2.1)%
General and administrative expenses	75,464	124,008	125,045	(39.1)%	(0.8)%
Interest expense, net	10,341	8,207	15,994	26.0%	(48.7)%

Net Sales

Net sales for fiscal 2025 decreased 7.5% to $1,709.6 million from the prior fiscal year. Sales in the home center channel decreased 9.3% and the independent dealer and distributor channel decreased 8.9%, primarily due to lower in-store traffic rates and consumers prioritizing smaller sized projects and more value-based product offerings. Sa les in the builder channel decreased 5.1%, primarily due to weaker housing completions throughout the second half of the fiscal year, as home builders continue to be impacted by high mortgage rates, weaker consumer confidence, and government policy related uncertainty.

Gross Profit

Gross profit as a percentage of sales decreased to 17.9% in fiscal 2025 as compared with 20.4% in fiscal 2024, representing a 250 basis point decrease. The decrease in gross profit was primarily the result of lower volumes due to macroeconomic conditions causing fixed cost deleverage, and rising product input costs. These decreases were partially offset by our operational enhancements and controlled variable spending.

Selling and Marketing Expenses

Selling and marketing costs decreased by $6.4 million or 6.9% during fiscal 2025 versus the prior year. Selling and marketing expenses were 5.0% of net sales in both fiscal 2025 and 2024. The decrease in selling and marketing expenses was due to the decrease in sales and controlled discretionary spending within the function, partially offset by static fixed costs within the functions.

General and Administrative Expenses

General and administrative expenses decreased by $48.5 million or 39.1% during fiscal 2025 versus the prior fiscal year. General and administrative costs decreased to 4.4% of net sales in fiscal 2025 compared with 6.7% of net sales in fiscal 2024. The decrease in general and administrative expenses was primarily due to reduced amortization of customer relationship intangibles of $30.4 million which ended in the third quarter of the prior fiscal year, decreased incentive and profit sharing costs of $13.4 million, and controlled discretionary spending, partially offset by increases in digital spend related to our ERP cloud strategy and cybersecurity readiness.

Effective Income Tax Rates

The Company generated pre-tax income of $126.5 million during fiscal 2025. The Company's effective tax rate decreased from 23.5% in fiscal 2024 to 21.4% in fiscal 2025. The effective tax rate was lower in fiscal 2025 than fiscal 2024 due to favorability from reductions in uncertain tax positions of prior years and additional income tax credits.

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

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin

We use EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin in evaluating the performance of our business, and we use each in the preparation of our annual operating budgets and as indicators of business performance and profitability. We believe EBITDA, Adjusted EBITDA, and Adjusted EBITDA margin allow us to readily view operating trends, perform analytical comparisons, and identify strategies to improve operating performance. Additionally, Adjusted EBITDA is a key measurement used in our Term Loans Facility to determine interest rates and financial covenant compliance.

We define EBITDA as net income adjusted to exclude (1) income tax expense, (2) interest expense, net, (3) depreciation and amortization expense, and (4) amortization of customer relationship intangibles. We define Adjusted EBITDA as EBITDA adjusted to exclude (1) expenses related to the RSI Acquisition, (2) restructuring charges, net (3) net gain/loss on debt modification, (4) stock-based compensation expense, (5) gain/loss on asset disposals, (6) change in fair value of foreign exchange forward contracts, and (7) pension settlement, net. We believe Adjusted EBITDA, when presented in conjunction with comparable GAAP measures, is useful for investors because management uses Adjusted EBITDA in evaluating the performance of our business.

We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales.

Adjusted EPS per diluted share

We use Adjusted EPS per diluted share in evaluating the performance of our business and profitability. Management believes that this measure provides useful information to investors by offering additional ways of viewing the Company's results by providing an indication of performance and profitability excluding the impact of unusual and/or non-cash items. We define Adjusted EPS per diluted share as diluted earnings per share excluding the per share impact of (1) expenses related to the RSI acquisition, (2) restructuring charges, net (3) the amortization of customer relationship intangibles, (4) net gain/loss on debt modification, (5) change in fair value of foreign exchange forward contracts, (6) pension settlement, net, and (7) the tax benefit of items (1) - (6). The amortization of intangible assets is driven by the RSI Acquisition. Management has determined that excluding amortization of intangible assets and change in fair value of foreign exchange forward contracts from our definition of Adjusted EPS per diluted share will better help it evaluate the performance of our business and profitability.

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

A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth in the following tables:

Reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin

	FISCAL YEARS ENDED APRIL 30,
(Dollars in thousands)	2025	2024	2023

Net income (GAAP)	$99,456	$116,216	$93,723
Add back:
Income tax expense	27,082	35,752	28,963
Interest expense, net	10,341	8,207	15,994
Depreciation and amortization expense	55,165	48,337	48,077
Amortization of customer relationship intangibles	—	30,444	45,667
EBITDA (Non-GAAP)	$192,044	$238,956	$232,424
Add back:
Acquisition related expenses (1)	—	47	80
Restructuring charges, net (2)	4,609	(198)	1,525
Pension settlement, net	—	—	(7)
Net gain on debt modification (4)	(10)	—	(2,089)
Change in fair value of foreign exchange forward contracts (3)	3,535	1,544	—
Stock-based compensation expense	7,989	10,682	7,396
Loss on asset disposal	463	1,742	1,050
Adjusted EBITDA (Non-GAAP)	$208,630	$252,773	$240,379

Net Sales	$1,709,585	$1,847,502	$2,066,200

Net income margin (GAAP)	5.8%	6.3%	4.5%
Adjusted EBITDA margin (Non-GAAP)	12.2%	13.7%	11.6%
(1) Acquisition related expenses are comprised of expenses related to the RSI Acquisition.
(2) Restructuring charges, net are comprised of expenses incurred related to the nationwide reduction-in-force implemented in fiscal 2023, the reductions in force implemented in the second quarter of fiscal 2025, and the closure of the manufacturing facility located in Orange, Virginia, which was announced in January 2025.
(3) In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange rates. The Company manages these risks through the use of foreign exchange forward contracts. The changes in the fair value of the forward contracts are recorded in other expense (income), net in the operating results.
(4) The Company recognized net gain on debt modification totaling $2.1 million in fiscal 2023 related to certain New Market Tax Credits.

Reconciliation of Net Income to Adjusted Net Income

	FISCAL YEARS ENDED APRIL 30,
(Dollars in thousands, except share and per share data)	2025	2024	2023

Net income (GAAP)	$99,456	$116,216	$93,723
Add back:
Acquisition related expenses	—	47	80
Restructuring charges, net	4,609	(198)	1,525
Pension settlement, net	—	—	(7)
Amortization of customer relationship intangibles	—	30,444	45,667
Net gain on debt modification	(10)	—	(2,089)
Change in fair value of foreign exchange forward contracts (1)	3,535	1,544	—
Tax benefit of add backs	(2,082)	(8,182)	(11,791)
Adjusted net income (Non-GAAP)	$105,508	$139,871	$127,108

Weighted average diluted shares (GAAP)	15,299,261	16,260,222	16,685,359

EPS per diluted share (GAAP)	$6.50	$7.15	$5.62
Adjusted EPS per diluted share (Non-GAAP)	$6.90	$8.60	$7.62
(1) Change in fair value of foreign exchange forward contracts was excluded from Adjusted EPS per diluted share beginning in the second quarter of fiscal 2025 to be consistent with the Company's definition of Adjusted EBITDA. Prior period amounts have been adjusted to conform to current period presentation.

Free cash flow

	FISCAL YEARS ENDED APRIL 30,
(Dollars in thousands)	2025	2024	2023

Cash provided by operating activities	$108,447	$230,750	$198,837
Less: Capital expenditures (1)	42,763	92,241	45,380
Free cash flow (Non-GAAP)	$65,684	$138,509	$153,457
(1) Capital expenditures consist of cash payments for property, plant and equipment and cash payments for investments in displays.

Outlook for Fiscal 2026

We expect a range between low single-digit declines to low-single digit increases in net sales for fiscal 2026 versus fiscal 2025. While the first half of the fiscal year remains challenged by the current macroeconomic environment, we are expecting recovery and growth in the second half of fiscal 2026. Our outlook for Adjusted EBITDA for fiscal 2026 will range from $175 million to $200 million, driven primarily by higher selling and marketing and general and administrative costs, increases in input costs and fixed cost inflationary items, partially offset by our commitment to operational excellence and automation. The change in net sales and Adjusted EBITDA is highly dependent upon overall industry, economic growth trends, material constraints, labor impacts, interest rates, tariff rate changes and consumer behaviors.

During fiscal 2026, we will continue our investment back into the business by continuing our path for our digital transformation with investments in our cloud-based ERP and customer relationship management platforms and investing in automation at our manufacturing locations. We will be opportunistic in our share repurchasing and lastly, we have our debt optimally positioned at a leverage ratio we set to achieve, enabling us to deprioritize debt repayments in fiscal 2026. We expect our interest expense to increase approximately $7 million due to our A&R Credit Agreement. We also expect our depreciation and amortization to increase approximately $11 million due to our cloud-based ERP efforts, automation and platform changes.

A reconciliation of EBITDA and Adjusted EBITDA is not provided for fiscal 2026 because we do not forecast net income as we cannot, without unreasonable effort, estimate or predict with certainty various components of net income.

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

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $48.2 million at April 30, 2025, representing a $39.2 million decrease from its April 30, 2024 levels. At April 30, 2025, total long-term debt (including current maturities) was $373.5 million, a decrease of $1.0 million from the balance at April 30, 2024. The Company's ratio of long-term debt to total capital was 28.5% at April 30, 2025, compared with 29.0% at April 30, 2024. The Company's main source of liquidity is its cash and cash equivalents on hand and cash generated from its operating activities, which we expect to continue into fiscal 2026. See Note E — Loans Payable and Long-Term Debt for further discussion on our indebtedness.

On October 10, 2024, the Company amended and restated its prior credit agreement. The A&R Credit Agreement provides for a $500 million revolving loan facility with a $50 million sub-facility for the issuance of letters of credit (the "Revolving Facility") and a $200 million term loan facility (the "Term Loan Facility"). Also on October 10, 2024, the Company borrowed the entire $200 million under the Term Loan Facility and approximately $173 million under the Revolving Facility to repay in full the approximately $370 million then outstanding under its prior credit agreement, plus accrued and unpaid interest, and to pay related fees and expenses. The Company began repaying the Term Loan Facility in specified quarterly installments on January 31, 2025. The Revolving Facility and Term Loan Facility mature on October 10, 2029. Approximately $314.2 million was available under this facility as of April 30, 2025.

The A&R Credit Agreement includes certain financial covenants that require the Company to maintain (i) a "Consolidated Interest Coverage Ratio" of no less than 2.00 to 1.00 and (ii) a "Total Net Leverage Ratio" of no greater than 4.00 to 1.00, subject, in each case, to certain limited exceptions.

The A&R Credit Agreement includes certain additional covenants, including negative covenants that restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create additional liens on its assets, make certain investments, dispose of its assets or engage in a merger or other similar transaction or engage in transactions with affiliates, subject, in each case, to the various exceptions and conditions described in the A&R Credit Agreement. The negative covenants further restrict the ability of the Company and certain of its subsidiaries to make certain restricted payments, including, in the case of the Company, the payment of dividends and the repurchase of common stock, in certain limited circumstances. See Note E — Loans Payable and Long-Term Debt for a discussion of interest rates under the new A&R Credit Agreement and our compliance with the covenants in the A&R Credit Agreement. We were in compliance with each of the covenants under the A&R Credit Agreement during fiscal 2025 and expect to remain in compliance throughout fiscal 2026.

As of April 30, 2025 and 2024, the Company had no off-balance sheet arrangements.

OPERATING ACTIVITIES

Cash provided by operating activities in fiscal 2025 was $108.4 million, compared with $230.8 million in fiscal 2024. The decrease in the Company's cash from operating activities was driven primarily by decreases in net income of $16.8 million and amortization of customer relationship intangibles of $30.4 million and increased cash outflows from inventories of $51.2, prepaid expenses and other assets of $12.0 million, accounts payable of $18.8 million, accrued marketing expenses of $8.1 million, and accrued compensation and related expenses of $21.0 million, which were partially offset by a decrease in cash outflows from income taxes of $27.9 million.

INVESTING ACTIVITIES

The Company's investing activities primarily consist of capital expenditures and investments in promotional displays. Net cash used by investing activities in fiscal 2025 was $42.7 million, compared with $92.2 million in fiscal 2024. Investments in property, plant and equipment for fiscal 2025 were $39.7 million, compared with $91.0 million in fiscal 2024, primarily due to our plant expansions in Monterrey, Mexico and Hamlet, North Carolina in fiscal 2024. Investments in promotional displays were $3.0 million in fiscal 2025, compared with $1.2 million in fiscal 2024.

FINANCING ACTIVITIES

The Company realized a net outflow of $105.0 million from financing activities in fiscal 2025 compared with a net outflow of $92.9 million in fiscal 2024. During fiscal 2025, $5.3 million, net, was used to repay long-term debt, compared with approximately $2.7 million in fiscal 2024.

On November 20, 2024, the Board authorized an additional stock repurchase program of up to $125 million of the Company's outstanding common shares. This authorization is in addition to the $125 million stock repurchase program authorized on November 29, 2023. The Company repurchased $96.7 million and $87.7 million of its common shares during fiscal 2025 and 2024, respectively. As of April 30, 2025, the current stock repurchase program has a remaining authorization of $117.8 million.

Cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations, and fund capital expenditures for fiscal 2026.

Future minimum annual commitments for contractual obligations under the Term Loan Facility, the Revolving Facility, capital and operating lease obligations, and other long-term debt amount to $46.6 million in fiscal 2026, $84.2 million in fiscal 2027-28, $375.6 million in fiscal 2029-30, and $24.2 million in fiscal 2031 and thereafter. Estimated required interest payments based on rates as of April 30, 2025 would be $24.3 million in fiscal 2026, $46.0 million in fiscal 2027-28, $31.5 million in fiscal 2029-30, and $2.1 million in fiscal 2031 and thereafter.

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

In accordance with the accounting standards, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down to fair value. There were no impairment charges related to goodwill for the fiscal years 2025, 2024, and 2023.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The costs of the Company's products are subject to inflationary pressures, commodity price fluctuations, and changing tariffs on imports. The Company has generally been able, over time, to recover these effects through sales price increases although there may be a lag in the recovery.

The A&R Credit Agreement includes a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of April 30, 2025 would increase our annual interest expense by approximately $1.7 million. See Note E — Loans Payable and Long-Term Debt for further discussion.

In May 2021, we entered into interest rate swaps to hedge approximately $200 million of our variable interest rate debt. In April 2025, we entered into interest rate swaps to hedge approximately $200 million in year one and $150 million in year two of our variable interest rate debt. See Note I — Derivative Financial Instruments for further discussion.

The Company enters into foreign exchange forward contracts principally to offset currency fluctuations in transactions denominated in certain foreign currencies, thereby limiting our exposure to risk that would otherwise result from changes in exchange rates. The periods of the foreign exchange forward contracts correspond to the periods of the transactions denominated in foreign currencies. See Note I — Derivative Financial Instruments for further discussion.

The Company does not currently use commodity or similar financial instruments to manage its commodity price risks.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	APRIL 30,
(in thousands, except share and per share data)	2025	2024

ASSETS
Current Assets
Cash and cash equivalents	$48,195	$87,398
Customer receivables, net	111,171	117,559
Inventories	178,111	159,101
Income taxes receivable	2,567	14,548
Prepaid expenses and other assets	24,409	24,104
Total Current Assets	364,453	402,710

Property, plant and equipment, net	244,989	272,461
Operating lease right-of-use assets	128,907	126,383
Goodwill, net	767,612	767,612
Promotional displays, net	3,992	3,274
Deferred income taxes	11,486	5,128
Other assets	49,130	16,297
TOTAL ASSETS	$1,570,569	$1,593,865

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$50,294	$64,470
Current maturities of long-term debt	7,659	2,722
Short-term lease liability - operating	33,598	27,409
Accrued compensation and related expenses	51,511	61,212
Accrued marketing expenses	12,209	16,437
Other accrued expenses	27,671	23,476
Total Current Liabilities	182,942	195,726

Long-term debt, less current maturities	365,825	371,761
Deferred income taxes	—	5,002
Long-term lease liability - operating	102,846	106,573
Other long-term liabilities	2,958	4,427

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at April 30, 2025: 14,612,706, at April 30, 2024: 15,653,463	346,453	359,784
Retained earnings	568,990	543,274
Accumulated other comprehensive income	555	7,318
Total Shareholders' Equity	915,998	910,376
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,570,569	$1,593,865

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	FISCAL YEARS ENDED APRIL 30,
(in thousands, except per share data)	2025	2024	2023

Net sales	$1,709,585	$1,847,502	$2,066,200
Cost of sales and distribution	1,403,035	1,469,695	1,708,676
Gross Profit	306,550	377,807	357,524

Selling and marketing expenses	86,238	92,603	94,602
General and administrative expenses	75,464	124,008	125,045
Restructuring charges, net	4,609	(198)	1,525
Operating Income	140,239	161,394	136,352

Interest expense, net	10,341	8,207	15,994
Pension settlement, net	—	—	(7)
Net gain on debt modification	(10)	—	(2,089)
Other expense (income), net	3,370	1,219	(232)
Income Before Income Taxes	126,538	151,968	122,686

Income tax expense	27,082	35,752	28,963

Net Income	$99,456	$116,216	$93,723

SHARE INFORMATION
Earnings per share
Basic	$6.55	$7.20	$5.64
Diluted	$6.50	$7.15	$5.62

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FISCAL YEARS ENDED APRIL 30,
(in thousands)	2025	2024	2023

Net income	$99,456	$116,216	$93,723

Other comprehensive (loss) income, net of tax:
Change in cash flow hedges (swap), net of taxes of $(2,303), $(1,020), and $50, respectively	(6,763)	(3,054)	147

Total Comprehensive Income	$92,693	$113,162	$93,870

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
(in thousands, except share data)	SHARES	AMOUNT	EARNINGS	INCOME	EQUITY
Balance, April 30, 2022	16,570,619	$363,224	$399,434	$10,225	$772,883

Net income	—	—	93,723	—	93,723
Other comprehensive income, net of tax	—	—	—	147	147
Stock-based compensation	—	7,396	—	—	7,396
Exercise of stock-based compensation awards, net of amounts withheld for taxes	47,576	(1,199)		—	(1,199)
Employee benefit plan contributions	17,100	838	—	—	838
Balance, April 30, 2023	16,635,295	$370,259	$493,157	$10,372	$873,788

Net income	—	—	116,216	—	116,216
Other comprehensive loss, net of tax	—	—	—	(3,054)	(3,054)
Stock-based compensation	—	10,682	—	—	10,682
Exercise of stock-based compensation awards, net of amounts withheld for taxes	76,097	(2,492)		—	(2,492)
Stock repurchases	(1,108,715)	(22,341)	(66,099)	—	(88,440)
Employee benefit plan contributions	50,786	3,676	—	—	3,676
Balance, April 30, 2024	15,653,463	$359,784	$543,274	$7,318	$910,376

Net income	—	—	99,456	—	99,456
Other comprehensive loss, net of tax	—	—	—	(6,763)	(6,763)
Stock-based compensation	—	7,989	—	—	7,989
Exercise of stock-based compensation awards, net of amounts withheld for taxes	76,603	(2,765)		—	(2,765)
Stock repurchases	(1,169,710)	(23,830)	(73,740)	—	(97,570)
Employee benefit plan contributions	52,350	5,275	—	—	5,275
Balance, April 30, 2025	14,612,706	$346,453	$568,990	$555	$915,998

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEARS ENDED APRIL 30,
(in thousands)	2025	2024	2023

OPERATING ACTIVITIES
Net income	$99,456	$116,216	$93,723
Adjustments to reconcile net income to cash and
cash equivalents provided by operating activities:
Depreciation and amortization	55,912	78,781	93,744
Net loss on disposal of property, plant and equipment	463	1,742	1,050
Reduction in carrying amount of operating lease right-of-use assets	38,746	31,365	26,592
Amortization of debt issuance costs	857	842	861
Unrealized loss on foreign exchange forward contracts	3,535	1,544	—
Net gain on debt forgiveness and modification	(10)	—	(2,089)
Stock-based compensation expense	7,989	10,682	7,396
Deferred income taxes	(9,057)	(9,565)	(24,152)
Pension settlement, net	—	—	(7)
Contributions of employer stock to employee benefit plan	5,275	3,676	838
Other non-cash items	2,946	1,881	7,522

Changes in operating assets and liabilities:
Customer receivables, net	3,862	1,783	35,011
Inventories	(22,736)	28,459	30,937
Income taxes receivable/payable	11,122	(16,815)	3,055
Prepaid expenses and other assets	(17,557)	(5,515)	(5,309)
Accounts payable	(18,559)	227	(50,191)
Accrued compensation and related expenses	(9,747)	11,246	5,060
Operating lease liabilities	(38,807)	(30,388)	(26,906)
Accrued marketing and other accrued expenses	(5,243)	4,589	1,702
Net Cash Provided by Operating Activities	108,447	230,750	198,837

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(39,719)	(91,048)	(42,600)
Proceeds from sales of property, plant and equipment	105	50	43
Investment in promotional displays	(3,044)	(1,193)	(2,780)
Net Cash Used by Investing Activities	(42,658)	(92,191)	(45,337)

FINANCING ACTIVITIES
Payments of long-term debt	(5,318)	(2,749)	(132,894)
Repurchase of common stock	(96,711)	(87,652)	—
Withholding of employee taxes related to stock-based compensation	(2,765)	(2,492)	(1,199)
Debt issuance cost	(198)	—	—
Net Cash Used by Financing Activities	(104,992)	(92,893)	(134,093)

Net (Decrease) Increase in Cash and Cash Equivalents	(39,203)	45,666	19,407

Cash and Cash Equivalents, Beginning of Year	87,398	41,732	22,325

Cash and Cash Equivalents, End of Year	$48,195	$87,398	$41,732

Supplemental cash flow information:
Non-cash investing and financing activities:
Property, plant and equipment	$4,383	$327	$2,684

Cash paid during the period for:
Interest	$14,811	$14,873	$17,347
Income taxes	$43,708	$62,949	$49,593

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Summary of Significant Accounting Policies

American Woodmark Corporation ("American Woodmark," the "Company," "it," "we," "our" or "us") manufactures and distributes kitchen, bath, and home organization products for the remodeling and new home construction markets. Our products are sold on a national basis directly to home centers, builders, and through a network of independent dealers and distributors. The Company operates as a single reportable segment primarily within the U.S.; long-lived assets and sales outside the U.S. are not significant. See Note Q — Segment Information for further discussion.

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

For products where control transfer occurs upon delivery to the customer's location, we must estimate the amount of sales that have been transferred to third-party carriers but not delivered to customers as the carriers are not able to report real-time what has been delivered and thus there is a delay in reporting to the Company. The estimate is calculated using a lag factor determined by analyzing the actual difference between shipment date and delivery date of orders over a representative period of time, which as of April 30, 2025 was the past 12 months. Revenue is recognized on those shipments which we believe have been delivered to the customer.

When revenue is recognized, we record estimates to reduce revenue for customer programs and incentives in order to determine the amount of consideration the Company will ultimately be entitled to receive. Customer programs and incentives are considered variable consideration, and include price discounts, volume-based incentives, slotting fees, product markdowns, promotions, and cooperative advertising. The Company includes variable consideration in revenue only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the variable consideration is resolved. This determination is made based upon known customer programs and incentive offerings at the time of sale, and expected sales volume forecasts as it relates to our volume-based incentives. This determination is updated each reporting period. In addition, for certain customer program incentives, we receive an identifiable benefit (goods or services) in exchange for the consideration given and record the associated expenditure in selling and marketing expenses.

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

Advertising Costs: Advertising costs are expensed as incurred. Advertising expenses for fiscal years 2025, 2024, and 2023 were $26.5 million, $28.8 million, and $34.6 million, respectively.

Cash and Cash Equivalents: Cash in excess of operating requirements is invested in money market accounts which are carried at cost (which approximates fair value). The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Inventories:  Inventory costs are determined on a first-in, first-out ("FIFO") basis. Costs include materials, labor, and production overhead, and do not exceed net realizable values. See Note C — Inventories for additional information.

Property, Plant and Equipment, Net: Property, plant and equipment is stated on the basis of cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, which range from

15 to 30 years for buildings and improvements, 3 to 12 years for machinery and equipment, and 3 to 10 years for software. Assets under financing leases are amortized over the shorter of their estimated useful lives or the term of the related lease.

Cloud Computing Software, Net: Cloud computing software is stated on the basis of cost less accumulated amortization. Amortization is calculated using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 8 years. As of April 30, 2025, $40.2 million was recorded in other assets on the consolidated balance sheets for cloud computing software.

Impairment of Long-Lived Assets: The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal years 2025, 2024, and 2023, the Company concluded no impairment existed.

Goodwill: Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill but evaluates for impairment annually on February 1st, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In accordance with the accounting standards, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If after such assessment an entity concludes that the asset is not more likely than not impaired, the entity is not required to take further action. However, if an entity concludes otherwise, it is required to determine the fair value of the asset using a quantitative impairment test, and if impaired, the associated assets must be written down by the amount that the carrying value exceeds the fair value of the reporting unit. During fiscal years 2025, 2024, and 2023, the Company concluded no impairment existed based on a qualitative analysis.

Intangible Assets: Intangible assets consisted of definite-lived customer relationship intangibles, which were fully amortized on December 31, 2023. The Company amortized the cost of these intangible assets on a straight-line basis over their estimated useful lives of six years. The Company reviewed its intangible assets for impairment when events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. During fiscal years 2024 and 2023, the Company concluded no impairment existed. As of December 31, 2023, customer relationship intangibles were fully amortized. Amortization expense on customer relationships intangibles amounted to $30.4 million and $45.7 million in fiscal years 2024 and 2023, respectively.

Promotional Displays, Net: The Company invests in long-lived promotional display assets in retail stores to demonstrate product features, product and quality specifications, and to serve as a training tool for retail kitchen designers. Promotional displays are carried at cost less applicable amortization. Amortization is calculated using the straight-line method on an individual display basis over periods of 24 to 60 months (the estimated period of benefit). Promotional display amortization expense for fiscal years 2025, 2024, and 2023 was $2.3 million, $4.9 million, and $8.0 million, respectively, and is included in selling and marketing expenses.

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

Self-Insurance: The Company is self-insured for certain costs related to employee medical coverage, workers' compensation liability, general liability, auto liability, and property insurance. The Company maintains stop-loss coverage with third-party insurers to limit total exposure. The Company establishes a liability at each balance sheet date based on estimates for a variety of factors influencing the Company's ultimate cost. In the event that actual experience is substantially different from the estimates, the financial results for the period could be adversely affected. The Company believes that the methodologies used to estimate insurance liabilities are an accurate reflection of the liabilities as of the date of the consolidated balance sheets.

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

The Company uses interest rate swap contracts to manage interest rate exposures. The Company records outstanding swap contracts in the consolidated balance sheets at fair value. Changes in the fair value of interest rate swap contracts designated as cash flow hedges are recorded in accumulated other comprehensive income, and subsequently reclassified into other expense (income), net in the period the hedged forecasted transaction affects net income. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in other expense (income), net in the consolidated statements of income.

The Company also manages risks through the use of foreign exchange forward contracts. The Company recognizes its outstanding forward contracts in the consolidated balance sheets at their fair values. The Company has both forwards designated as accounting hedges and forwards not designated as accounting hedges. See Note I — Derivative Financial Instruments for additional information.

Use of Estimates: The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during each reporting period. Actual results could differ from those estimates.

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

Recently Adopted Accounting Pronouncements: In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve the disclosures about reportable segments and include more detailed information about a reportable segment’s expenses. This ASU also requires that a public entity with a single reportable segment, like the Company, provide all of the disclosures required as part of the amendments and all existing disclosures required by Topic 280. The ASU should be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption did not have an impact on the Company’s consolidated balance sheets or results of operations. See Note Q — Segment Information for related disclosures.

Note B — Customer Receivables, Net

The components of customer receivables, net were:

	APRIL 30,
(in thousands)	2025	2024
Gross customer receivables	$118,285	$126,680
Less:
Allowance for credit losses	(234)	(474)
Allowance for returns and discounts	(6,880)	(8,647)

Customer receivables, net	$111,171	$117,559

Note C — Inventories

The components of inventories were:

	APRIL 30,
(in thousands)	2025	2024
Raw materials	$79,258	$61,548
Work-in-process	47,979	44,464
Finished goods	50,874	53,089

Total inventories	$178,111	$159,101

Note D — Property, Plant and Equipment, Net

The components of property, plant and equipment, net were:

	APRIL 30,
(in thousands)	2025	2024
Land	$4,264	$4,475
Buildings and improvements	133,251	131,663
Buildings and improvements - financing leases	11,164	11,164
Machinery and equipment	410,287	370,940
Machinery and equipment - financing leases	32,434	32,173
Software	34,107	39,252
Construction in progress	24,105	64,057
Total property, plant and equipment	649,612	653,724
Less accumulated amortization and depreciation	(404,623)	(381,263)

Property, plant and equipment, net	$244,989	$272,461

Depreciation and amortization expense on property, plant and equipment amounted to $50.1 million, $41.2 million, and $37.9 million in fiscal years 2025, 2024, and 2023, respectively. Accumulated amortization on financing leases included in the above table amounted to $31.5 million and $31.7 million as of April 30, 2025 and 2024, respectively.

Note E — Loans Payable and Long-Term Debt

Maturities of long-term debt are as follows:

	FISCAL YEARS ENDING APRIL 30,

(in thousands)	2026	2027	2028	2029	2030	2031 AND THERE-AFTER	TOTAL OUTSTANDING AS OF APRIL 30, 2025	TOTAL OUTSTANDING AS OF APRIL 30, 2024

Term loans	$5,000	$7,500	$12,500	$17,500	$155,000	$—	$197,500	$206,250

Revolving credit	—	—	—	—	173,407	—	173,407	163,750

Finance lease obligations	2,659	2,116	901	320	84	—	6,080	5,684

Other long-term debt	—	—	—	—	—	—	—	430

Total	$7,659	$9,616	$13,401	$17,820	$328,491	$—	$376,987	$376,114

Debt issuance costs							$(3,503)	$(1,631)

Current maturities							$(7,659)	$(2,722)

Total long-term debt							$365,825	$371,761

Term Loans and Revolving Credit Facility

On October 10, 2024, the Company amended and restated its prior credit agreement. The amended and restated credit agreement (the "A&R Credit Agreement") provides for a $500 million revolving loan facility with a $50 million sub-facility for the issuance of letters of credit (the "Revolving Facility") and a $200 million term loan facility (the "Term Loan Facility"). Also on October 10, 2024, the Company borrowed the entire $200 million under the Term Loan Facility and approximately $173 million under the Revolving Facility to repay in full the approximately $370 million then outstanding under its prior credit agreement, plus accrued and unpaid interest, and to pay related fees and expenses. The Company began repaying the Term Loan Facility in specified quarterly installments on January 31, 2025. The Revolving Facility and Term Loan Facility mature on October 10, 2029. The refinance was treated as a debt modification under ASC 470.

Prior to the loan modification, the prior amended and restated credit agreement (the "prior A&R Credit Agreement") provided for a $500 million revolving loan facility with a $50 million sub-facility for the issuance of letters of credit (the "prior Revolving Facility") and a $250 million term loan facility (the "prior Term Loan Facility"). The Company was required to repay the prior Term Loan Facility in specified quarterly installments. The prior Revolving Facility and prior Term Loan Facility would have matured on April 22, 2026.

As of April 30, 2025, and 2024, $197.5 million and $206.3 million was outstanding on the Term Loan Facility and the prior facility's term loans, respectively. As of April 30, 2025, and 2024, $173.4 million and $163.8 million was outstanding under the Revolving Facility and the prior revolving facility, respectively. Outstanding letters of credit under the Revolving Facility were $12.4 million as of April 30, 2025, leaving approximately $314.2 million in available capacity under the Revolving Facility as of April 30, 2025. Outstanding letters of credit under the prior revolving facility were $13.3 million, as of April 30, 2024, leaving approximately $322.9 million in available capacity under the prior revolving facility as of April 30, 2024. The outstanding balances noted above approximate fair value as the facilities have a floating interest rate.

Amounts outstanding under the Term Loan Facility and the Revolving Facility bear interest based on a fluctuating rate measured by reference to either, at the Company's option, a base rate plus an applicable margin or Secured Overnight Financing Rate ("SOFR") (as defined in the A&R Credit Agreement) plus an applicable margin, with the applicable margin being determined by reference to the Company's then-current Secured Net Leverage Ratio (as defined in the A&R Credit Agreement). The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company's then-current Secured Net Leverage Ratio. In addition, a letter of credit fee accrues on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on Term SOFR loans, payable quarterly in arrears. As of April 30, 2025, the applicable margin with respect to base rate loans and Term SOFR loans was 0.25% and 1.25%, respectively, and the commitment fee was 0.20%.

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

As of April 30, 2025, the Company was in compliance with all covenants included in the A&R Credit Agreement.

The Company's obligations under the A&R Credit Agreement are guaranteed by the Company's domestic subsidiaries and the obligations of the Company and its domestic subsidiaries under the A&R Credit Agreement and their guarantees, respectively, are secured by a pledge of substantially all of their respective personal property.

Financing Lease Obligations

The Company has various financing leases with interest rates between 2.9% and 6.9%. These leases require monthly payments and expire by December 31, 2029. The outstanding amounts owed as of April 30, 2025, and 2024, were $6.1 million and $5.6 million, respectively.

Other Long-term Debt

On March 8, 2022, the Company entered into a $0.4 million loan agreement with the West Virginia Water Development Authority acting on behalf of the West Virginia Infrastructure and Jobs Development Council and the Hardy County Rural Development Authority as part of the Company's capital improvements at the South Branch Primewood facility located in Hardy County, West Virginia. The loan agreement expired on March 8, 2025 and bore no interest rate. The loan agreement was secured by a sole first lien on the real property and fixtures associated with the facility. Based on the employment levels maintained and the terms of the loan agreement, the aggregate principal of $0.4 million was forgiven.

Certain of the Company's loan agreements limit the amount and type of indebtedness the Company can incur and require the Company to maintain specified financial ratios measured on a quarterly basis. In addition to the assets previously discussed, certain of the Company's property, plant and equipment are pledged as collateral under certain loan agreements and the capital lease arrangements. The Company was in compliance with all covenants contained in its loan agreements and financing leases at April 30, 2025.

Note F — Earnings Per Share

The following table summarizes the computations of basic and diluted earnings per share:

	FISCAL YEARS ENDED APRIL 30,
(in thousands, except per share amounts)	2025	2024	2023
Numerator used in basic and diluted earnings per common share:
Net income	$99,456	$116,216	$93,723
Denominator:
Denominator for basic earnings per common share -
weighted-average shares	15,190	16,139	16,614
Effect of dilutive securities:
Stock options and restricted stock units	109	121	71
Denominator for diluted earnings per common share -
weighted-average shares and assumed conversions	15,299	16,260	16,685
Net earnings per share
Basic	$6.55	$7.20	$5.64
Diluted	$6.50	$7.15	$5.62

There were no anti-dilutive securities for the fiscal years ended April 30, 2025, 2024 and 2023, which were excluded from the calculation of net earnings per share.

On November 20, 2024 the Board authorized an additional stock repurchase program of up to $125 million of the Company's outstanding common shares. This authorization is in addition to the $125 million stock repurchase program authorized on November 29, 2023. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the A&R Credit Agreement, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. The Company repurchased a total of 1,169,710 and 1,108,715 common shares, for an aggregate purchase price of $96.7 million and $87.7 million of its common shares during fiscal 2025 and 2024, respectively. The Company did not repurchase any of its shares during fiscal 2023. The Company funded share repurchases using available cash and cash equivalents, as well as cash generated from operating activities. Repurchased shares became authorized but unissued common shares. At April 30, 2025, $117.8 million remained authorized by the Board to repurchase the Company’s common shares.

Note G — Stock-Based Compensation

The Company has various stock-based compensation plans. The Company issues restricted stock units ("RSUs") and stock options to key employees and non-employee directors. The Company recognizes stock-based compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company estimates a forfeiture rate and adjusts expense as forfeitures occur.

Stock Incentive Plans

At April 30, 2025, the Company had stock option and RSU awards outstanding under two different plans: (1) 2023 stock incentive plan and (2) 2016 employee stock incentive plan. As of April 30, 2025, there were 640,270 shares of common stock available for future stock-based compensation awards under the 2023 stock incentive plan.

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

The Company did not grant stock options during the fiscal years ended April 30, 2025 and 2023.

The following table presents a summary of the Company’s stock option activity for the fiscal years ended April 30, 2025 and 2024 (remaining contractual term in years and exercise prices are weighted-averages):

	NUMBER OF OPTIONS	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding at April 30, 2023	—	0	$—	$—

Granted	92,340	9.4	77.19	$1,375
Exercised	—	0	—	$—
Cancelled or expired	(10,260)	0	77.19	$153
Outstanding at April 30, 2024	82,080	9.4	$77.19	$1,222

Granted	—	0.0	—	$—
Exercised	—	0	—	$—
Cancelled or expired	(10,260)	8.4	77.19	$—
Outstanding at April 30, 2025	71,820	8.4	$77.19	$—

Vested and expected to vest in the future at April 30, 2025	71,820	8.4	$77.19	$—
Exercisable at April 30, 2025	—	0	$—	$—

As of April 30, 2025, there was no unrecognized compensation expense related to unvested stock options granted under the Company's stock-based compensation plans.

Restricted Stock Unit Activity:

Prior to June 2023, the Company's RSUs granted to employees cliff-vest over a three-year period from date of grant, while RSUs granted to non-employee directors vest daily over a two-year period from date of grant. Directors were granted service-based RSUs only, while employees were awarded both service-based and performance-based RSUs ("PBRSUs"). Beginning in June 2023, service-based RSUs granted to employees vest one-third on each of the first, second and third anniversaries of the grant date and service-based RSUs granted to non-employee directors (i) vest daily through the end of the one-year vesting period as long as the recipient continuously remains a member of the Board and (ii) entitle the recipient to receive one share of the Company's common stock per unit vested. Directors were granted service-based RSUs only, while employees were awarded both service-based RSUs and PBRSUs in fiscal years 2025, 2024, and 2023. The PBRSUs granted in fiscal 2025, 2024, and 2023 are earned based on achievement of a number of goals pertaining to the Company's financial performance during three one-year performance periods and the achievement of certain cultural goals for the three-year period. Employees who satisfy the vesting criteria will receive a proportional amount of PBRSUs based upon the Compensation Committee's assessment of the Company's achievement of the performance criteria.

The following table contains a summary of the Company's RSU activity for the fiscal years ended April 30, 2025, 2024, and 2023:

	PERFORMANCE-BASED RSUs	SERVICE-BASED RSUs	TOTAL RSUs	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Issued and outstanding, April 30, 2022	154,610	147,234	301,844	$69.10

Granted	119,772	82,848	202,620	$51.77
Cancelled due to non-achievement of performance goals	(38,454)	—	(38,454)	$73.85
Settled in common stock	(19,478)	(49,916)	(69,394)	$63.12
Forfeited	(16,620)	(9,986)	(26,606)	$63.15
Issued and outstanding, April 30, 2023	199,830	170,180	370,010	$61.77

Granted	155,062	79,778	234,840	$63.41
Cancelled due to non-achievement of performance goals	(9,949)	—	(9,949)	$63.83
Settled in common stock	(45,109)	(68,034)	(113,143)	$65.02
Forfeited	(14,939)	(8,400)	(23,339)	$66.52
Issued and outstanding, April 30, 2024	284,895	173,524	458,419	$61.85

Granted	98,391	60,159	158,550	$86.74
Cancelled due to non-achievement of performance goals	(1,555)	—	(1,555)	$85.59
Settled in common stock	(33,488)	(75,234)	(108,722)	$73.93
Forfeited	(26,792)	(10,363)	(37,155)	$65.49
Issued and outstanding, April 30, 2025	321,451	148,086	469,537	$66.71

As of April 30, 2025, there was $13.8 million of total unrecognized compensation expense related to unvested RSUs granted under the Company's stock-based compensation plans. This expense is expected to be recognized over a weighted-average period of 1.5 years.

For the fiscal years ended April 30, 2025, 2024, and 2023, stock-based compensation expense was allocated as follows:

	FISCAL YEARS ENDED APRIL 30,
(in thousands)	2025	2024	2023
Cost of sales and distribution	$1,917	$2,377	$2,154
Selling and marketing expenses	943	2,364	1,941
General and administrative expenses	5,129	5,941	3,301
Stock-based compensation expense, before income taxes	$7,989	$10,682	$7,396

Note H — Employee Benefit Plans

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

Prior to February 1, 2024, discretionary profit-sharing contributions ranging from 0-5% of net income, based on predetermined net income levels of the Company, were made annually in the form of Company stock. Effective February 1, 2024, the profit-sharing contributions are limited to 3% of net income. The Company contributed 3% of net income for fiscal 2025. The Company recognized expenses for profit-sharing contributions of $3.0 million, $5.3 million, and $4.7 million in fiscal years 2025, 2024, and 2023, respectively.

For the first eight months of fiscal 2024, the Company matched 100% of an employee's annual 401(k) contributions to the Plan up to 4% of annual compensation. Effective January 1, 2024, the matching contribution was increased to the first 4% of annual compensation plus an additional 50% of the next 2% of annual compensation, thus providing a 5% match. The expense for 401(k) matching contributions for the plan was $14.4 million, $12.9 million, and $12.4 million, in fiscal years 2025, 2024, and 2023, respectively.

Note I--Derivative Financial Instruments

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

On May 28, 2021, the Company entered into four interest rate swaps with an aggregate notional amount of $200 million to hedge part of the variable rate interest payments under the Term Loan Facility. The interest rate swaps became effective on May 28, 2021 and terminated on May 30, 2025. The Company receives floating interest payments monthly based on one-month SOFR and pays a fixed rate of 0.53% to the counterparty. For the year ended April 30, 2025, unrealized losses, net of deferred taxes, of $(0.3) million, were recorded in other comprehensive income, and $6.5 million of realized gains were reclassified out of accumulated other comprehensive income to interest expense, net due to interest received from and payments made to the swap counterparties. For the year ended April 30, 2024, unrealized gains, net of deferred taxes, of $4.3 million, were recorded in other comprehensive income, and $7.4 million of realized gains were reclassified out of accumulated other comprehensive income to interest expense due to payments made to the swap counterparties.

On April 29, 2025, the Company entered into five interest rate swaps with an aggregate notional amount of $200 million in year one and $150 million in year two to hedge part of the variable rate interest payments under the Term Loan Facility. The interest rate swaps became effective on May 30, 2025 and will terminate on May 31, 2027. The Company receives floating interest payments monthly based on one-month SOFR and pays a fixed rate of 3.40% to the counterparty. For the year ended April 30, 2025, unrealized losses, net of deferred taxes, of $(0.2) million, were recorded in other comprehensive loss.

As of April 30, 2025, the Company anticipates reclassifying approximately $0.9 million of hedging gains, net of tax benefit, from accumulated other comprehensive income into net income during the next 12 months to offset the variability of the hedged items during this period.

The fair value of the derivative instruments are included in other assets on the consolidated balance sheets.

Foreign Exchange Forward Contracts

At April 30, 2025, the Company held a target accrual redemption forward agreement to purchase Mexican Pesos across 23 defined fixings. These fixings allow for U.S. dollars to be converted into Pesos at a rate of 18.25 Pesos to one U.S. Dollar. Cumulative profit is capped at an aggregate of approximately $1.8 million over the shorter of the life of the contract fixings or the utilization of the cap. If the spot rate is between 18.25 and 19.00 for a defined fixing then the Company purchases at the spot rate and the profit cap is not impacted. As of April 30, 2025, a liability of $5.1 million is recorded in other accrued expenses on the consolidated balance sheets.

The Company entered into a forward contract on January 21, 2025 to purchase $48.0 million Mexican Pesos at a cost of $2.2 million with a forward rate of 22.09. The forward contract is designated as a hedge of the forecasted expenses relating to the first 45% of Mexican Peso expenses for May 2026. The Company entered into a forward contract on April 4, 2025 to purchase $89.6 million Mexican Pesos at a cost of $4.2 million with a forward rate of 21.53. The forward contract is designated as a hedge of the forecasted expenses relating to another 45% of Mexican Peso expenses for May 2026 and the first 45% of expenses for August 2026. For the year ended April 30, 2025, unrealized gains, net of deferred taxes, of $0.2 million were recorded in other comprehensive income. As of April 30, 2025, an asset of $0.3 million is recorded in other assets on the consolidated balance sheets. The transactions ar

e to hedge Peso-denominated expenses against the risk of variability in foreign currency exchange rates between the Peso and U.S. Dollar.

Note J — Income Taxes

Income tax expense was comprised of the following:

	FISCAL YEARS ENDED APRIL 30,
(in thousands)	2025	2024	2023

CURRENT
Federal	$25,153	$34,525	$39,180
State	9,836	9,828	12,937
Foreign	1,150	964	998
Total current expense	36,139	45,317	53,115

DEFERRED
Federal	(7,425)	(7,156)	(20,195)
State	(1,436)	(1,866)	(3,869)
Foreign	(196)	(543)	(88)
Total deferred benefit	(9,057)	(9,565)	(24,152)
Total expense	27,082	35,752	28,963
Tax benefit included in other comprehensive income	(2,303)	(1,020)	(50)
Total comprehensive income tax expense	$24,779	$34,732	$28,913

Cash paid for income taxes was $43.7 millions and $62.9 millions for fiscal years 2025 and 2024, respectively. Included in the cash paid for fiscal 2025 were payments of $36.2 million to a third party for renewable energy credits, of which $18.9 million had been refunded to the Company as of April 30, 2025, and the remaining credits were utilized to offset fiscal 2025 estimated income tax payments. There were no payments to a third party for renewable energy credits in fiscal 2024.

The Company's effective income tax rate varied from the federal statutory rate as follows:

	FISCAL YEARS ENDED APRIL 30,
	2025	2024	2023
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Federal income tax credits	(3.4)	(3.1)	(2.7)
Stock compensation	(0.2)	(0.2)	0.2
Uncertain tax positions	(1.0)	—	(0.2)
Meals and entertainment	0.3	0.3	0.2
Foreign	0.1	0.1	0.3
Other	(0.4)	1.5	(0.4)
State income taxes, net of federal tax effect	5.0	3.9	5.2
Effective income tax rate	21.4%	23.5%	23.6%

The significant components of deferred tax assets and liabilities were as follows:

	APRIL 30,
(in thousands)	2025	2024
Deferred tax assets:
Accounts receivable	$1,326	$1,737
Inventory	2,294	3,009
Product liability	1,044	1,395
Employee benefits	6,196	6,112
Tax credit carryforwards	6,371	6,087
Operating leases liabilities	34,201	33,454
Section 174 research and development	19,102	9,542
Other	4,630	4,038
Gross deferred tax assets, before valuation allowance	75,164	65,374
Valuation allowance	(6,289)	(5,878)
Gross deferred tax assets, after valuation allowance	68,875	59,496

Deferred tax liabilities:
Pension benefits	241	235
Depreciation	23,181	25,059
Operating leases right-of-use assets	31,715	30,981
Interest rate swaps	155	2,448
Other	2,097	647
Gross deferred tax liabilities	57,389	59,370

Net deferred tax (asset) liability	$(11,486)	$(126)

We have not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. Undistributed earnings that are indefinitely reinvested in foreign operations are not significant as of April 30, 2025.

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

The gross amount of state tax credit carryforwards related to state ITCs as of April 30, 2025 and 2024 was $3.7 million and $3.7 million, respectively. These credits expire in various years beginning in fiscal 2028. Net of the federal impact and related valuation allowance, the Company recorded $0.1 million and $0.2 million of deferred tax assets related to these credits as of April 30, 2025 and 2024, respectively. The Company accounts for ITCs using the deferral method, under which the tax benefit from the ITC is deferred and amortized into income tax expense over the book life of the related property. As of April 30, 2025 and 2024, a deferred credit balance of $0.1 million and $0.2 million, respectively, is included in other long-term liabilities on the consolidated balance sheets.

The gross amount of FTC carryforwards as of April 30, 2025 and 2024 is $2.6 million and $2.4 million, respectively, which begin to expire in fiscal 2030.

The following table summarizes the activity related to unrecognized tax benefits, excluding the federal tax benefit of state tax deductions:

	APRIL 30,
(in thousands)	2025	2024
Balance at beginning of year	$2,892	$2,892
Reductions for tax positions of prior years' settlements	(1,286)	—
Balance at end of year	$1,606	$2,892

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company will accrue a liability when it believes it is not more likely than not that it will realize the benefits of tax positions it has taken or for the amount of any tax benefit exceeding the cumulative probability threshold in accordance with accounting standards. An estimate of the range of the amounts of unrecognized tax benefits that will increase or decrease income tax expense in the next 12 months cannot be made. As of April 30, 2025, federal tax years 2021 through 2024 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. The Company is currently not under federal audit. If the liability for uncertain tax positions is released the entire amount would impact the Company's effective tax rate.

Note K — Commitments and Contingencies

Legal Matters

The Company is involved in suits and claims in the normal course of business, including without limitation product liability and general liability claims, and claims pending before the Equal Employment Opportunity Commission. On at least a quarterly basis, the Company consults with its legal counsel to ascertain the reasonable likelihood that such claims may result in a loss. As required by FASB ASC Topic 450, "Contingencies", the Company categorizes the various suits and claims into three categories according to their likelihood for resulting in potential loss: those that are probable, those that are reasonably possible and those that are deemed to be remote. Where losses are deemed to be probable and estimable, accruals are made. Where losses are deemed to be reasonably possible, a range of loss estimates is determined and considered for disclosure. In determining these loss range estimates, the Company considers known values of similar claims and consultation with independent counsel.

The Company believes that the aggregate range of losses stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible are not material as of April 30, 2025, with the exception of the Antidumping and Countervailing Duties Investigation discussed below.

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

Included in the Final Determination is a list of Vietnamese suppliers not eligible for certification. AD and CVD cash deposits of 206% are required for imports from the Vietnamese suppliers not eligible for certification. Many of the Vietnamese suppliers appealed their inclusion on the ineligible for certification list in the Preliminary Determination. Because two of the Company’s primary Vietnamese plywood vendors remained on the ineligible for certification list in the Final Determination, the Company recorded a loss on unliquidated customs entries as of Final Determination in July 2023. The loss recorded in fiscal 2024 was $4.9 million, or $3.7 million net of tax. Through fiscal year 2025, the Company has remitted deposits of $3.8 million pursuant to the Final Determination. Our last order was placed with these vendors in June 2022.

In May 2025, the DOC issued the Final Results of Administrative Reviews of the Antidumping and Countervailing Duty Orders (“Final Review”). The Final Review found the two Company vendors eligible for certification. If the Final Review is not appealed by the petitioners, the DOC will issue liquidation instructions within 35 days, and the DOC has 6 months to issue refunds of the deposits the Company remitted.

Product Warranty

The Company estimates outstanding warranty costs based on the historical relationship between warranty claims and revenues. The warranty accrual is reviewed quarterly to verify that it properly reflects the remaining obligation based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual warranty claim experience differs from estimates. Warranty claims are generally made within two months of the original shipment date.

The following is a reconciliation of the Company's warranty liability:

	APRIL 30,
(in thousands)	2025	2024
Beginning balance	$5,581	$8,014
Accrual for warranties	18,146	19,942
Settlements	(19,566)	(22,375)
Ending balance at fiscal year end	$4,161	$5,581

Note L — Revenue Recognition

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing, and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated revenue by major sales distribution channels for the years ended April 30, 2025, 2024, and 2023:

	FISCAL YEARS ENDED APRIL 30,
(in thousands)	2025	2024	2023
Home center retailers	$697,064	$768,614	$892,721
Builders	743,087	783,199	848,302
Independent dealers and distributors	269,434	295,689	325,177
Net Sales	$1,709,585	$1,847,502	$2,066,200

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

At April 30, 2025, the Company's two largest customers, Customers A and B, represented 39.3% and 12.8% of the Company's gross customer receivables, respectively. At April 30, 2024, Customers A and B represented 33.2% and 17.7% of the Company's gross customer receivables, respectively.

The following table summarizes the percentage of net sales to the Company's two largest customers for the last three fiscal years:

	PERCENT OF ANNUAL NET SALES
	2025	2024	2023
Customer A	29.4%	28.5%	29.6%
Customer B	11.4%	13.1%	13.6%

Note N — Leases

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

The components of lease costs were as follows:

	FISCAL YEARS ENDED APRIL 30,
(in thousands)	2025	2024	2023
Finance lease cost:
Reduction in the carrying value of right-of-use assets	$2,662	$2,078	$1,720
Interest on lease liabilities	373	202	105
Operating lease cost	38,746	31,365	26,592

Additional information related to leases was as follows:

	FISCAL YEARS ENDED APRIL 30,
(dollars in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$373	$202	$105
Operating cash flows for operating leases	38,807	30,388	26,906
Financing cash flows for financing leases	2,597	2,059	1,714
Right-of-use assets obtained in exchange for new finance lease liabilities	3,161	4,738	1,138
Right-of-use assets obtained in exchange for new operating lease liabilities	20,893	26,912	11,109

Weighted average remaining lease term (years)
Weighted average remaining lease term - finance leases	2.48	2.71	1.99
Weighted average remaining lease term - operating leases	5.12	5.91	4.84

Weighted average discount rate
Weighted average discount rate - finance leases	6.40%	6.04%	3.69%
Weighted average discount rate - operating leases	4.47%	4.18%	3.35%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on the consolidated balance sheet as of April 30, 2025:

FISCAL YEAR	OPERATING (in thousands)	FINANCING (in thousands)
2026	$38,955	$2,956
2027	33,365	2,256
2028	27,833	949
2029	20,941	332
2030	8,329	83
Thereafter	24,206	—
Total lease payments	153,629	6,576
Less imputed interest	(17,185)	(496)
Total lease liability	136,444	6,080
Current maturities	(33,598)	(2,659)
Long-term lease liability	$102,846	$3,421
Lease right-of-use assets	$128,907	$12,107

NOTE O — Restructuring Charges, Net

The Company recognized total pre-tax restructuring charges, net of $4.6 million, $(0.2) million, and $1.5 million, respectively, during fiscal years 2025, 2024, and 2023. The fiscal 2025 charges are the result of a reduction in force implemented in the second quarter and the closure of the manufacturing plant in Orange, Virginia approved in the third quarter of the fiscal year.

The Company recognized pre-tax restructuring charges, net of $1.5 million for the year ended April 30, 2025, related to the reduction in force, which were primarily severance and separation costs. The reduction in force was substantially completed during fiscal 2025.

During the third quarter of fiscal 2025, the Company's Board approved the closure and eventual disposal of its manufacturing plant located in Orange, Virginia. Operations ceased in Orange in March 2025. The Company recognized total pre-tax restructuring charges, net of $3.1 million for the year ended April 30, 2025, related to the closure of the plant, including severance and separation costs of $1.5 million, accelerated depreciation of $0.7 million, costs to move equipment to other locations of $0.7 million and $0.2 million of facilities and professional fees. The Company expects to incur between $1.0 million to $2.5 million of additional charges in fiscal 2026 related to the closing of the plant.

In the third quarter of fiscal 2023, the Company implemented nationwide reductions in force, which were substantially completed in the fourth quarter of fiscal 2023. The Company recognized pre-tax restructuring charges, net of $(0.2) million for the year ended April 30, 2024, related to these reductions in force, which were primarily severance and separation costs.

A reserve for restructuring charges is included in accrued compensation and related expenses in the consolidated balance sheets as of April 30, 2025 which relates to employee termination costs accrued but not yet paid as follows:

Fiscal Year
(in thousands)	2025
Restructuring reserve balance at May 1	$—
Expense	2,648
Payments and adjustments	(2,214)
Restructuring reserve balance at April 30	$434

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

The Company's financial instruments include cash and equivalents, marketable securities, and other investments; accounts receivable and accounts payable; interest rate swap contracts and foreign exchange forward contracts; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt on the consolidated balance sheets approximate their fair value due to the short maturities of these items. The interest rate swap and foreign exchange forward contracts were marked to market and therefore represent fair value. The fair values of these contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The following table summarizes the fair value of assets and liabilities that are recorded in the Company's consolidated financial statements as of April 30, 2025 and 2024 at fair value on a recurring basis (in thousands):

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2025
	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS:
Mutual funds	$163	$—	$—
Interest rate swap contracts	—	419	—
Foreign exchange forward contracts	—	325	—
Total assets at fair value	$163	$744	$—

LIABILITIES:
Foreign exchange forward contracts	—	5,079	—

	FAIR VALUE MEASUREMENTS AS OF APRIL 30, 2024
	LEVEL 1	LEVEL 2	LEVEL 3
ASSETS:
Mutual funds	$178	$—	$—
Interest rate swap contracts	—	9,810	—
Total assets at fair value	$178	$9,810	$—

LIABILITIES:
Foreign exchange forward contracts	$—	$1,544	$—

There were no transfers between Level 1, Level 2, or Level 3 for assets measured at fair value on a recurring basis.

Note Q — Segment Information

As disclosed in Note A – Summary of Significant Accounting Policies, the Company operates as a single operating segment and reportable segment reflecting the integrated nature of its operations across various products, manufacturing platforms and sales channels across the entire United States.

Our chief operating decision maker (“CODM”) is our President and Chief Executive Officer, who has final authority over resource allocation decisions, performance assessments, and key operating decisions.

The CODM manages the business on a consolidated basis and measures segment performance using net income. The CODM analyzes the performance of net income to provide insight into all aspects of the segment’s operations and overall success for a given period. In addition, the CODM reviews significant segment expenses focused on cost of sales and distribution, selling and marketing expenses, general and administrative expenses, and restructuring charges, net. These costs used to measure segment profitability are the same costs already reported in the accompanying Consolidated Statements of Income. Similarly, segment assets are reported in the accompanying Consolidated Balance Sheets.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of American Woodmark Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Woodmark Corporation (the Company) as of April 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended April 30, 2025, and the related notes and financial statement schedule included under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 25, 2025 expressed an unmodified opinion thereon.

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

Timing of Revenue Recognition
Description of the Matter
As discussed at Note A of the consolidated financial statements, the Company recognizes revenue when control is transferred to the customer, which occurs at the time of shipment or delivery, based on contractual terms with customers. For products where title transfer takes place upon delivery to the customer’s location, the Company must estimate the amount of sales for products that have been shipped but not yet delivered. This estimate of sales shipped but not delivered is calculated using a lag factor, which is determined by analyzing the difference between shipment date and delivery date of orders over a representative period of time.

Auditing management’s lag factor estimate was complex due to the significant judgments made by management in determining the length of time to be used in calculating the estimated days between shipment and delivery date. Management’s selected time period as opposed to a longer, shorter, or more recent period of time could have a significant effect on the amount of sales recorded as of period end.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process for determining the timing of transfer of control, including controls over management’s review of the lag factor calculation and management’s controls over validating the completeness and accuracy of the third-party carrier data used in the calculation.

To test the Company’s lag estimate, we tested the completeness and accuracy of third-party carrier data used by the Company in its calculation and recalculated the estimated amount of sales shipped but not yet delivered. We performed an independent calculation of the lag estimate utilizing delivery data for differing periods of time. We evaluated the reasonableness of the time period selected by the Company in determining the lag by comparing it against the results of our independent calculation.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2022.

Richmond, Virginia
June 25, 2025

Management's Annual Report on Internal Control over Financial Reporting

Management has responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2025. In making its assessment, Management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (the "COSO 2013 Framework"). Management concluded that based on its assessment, American Woodmark Corporation's internal control over financial reporting was effective as of April 30, 2025. The Company's internal control over financial reporting as of April 30, 2025 has been audited by Enrst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears in this Annual Report on Form 10-K.

/s/ M. SCOTT CULBRETH
M. Scott Culbreth
President and Chief Executive Officer

/s/ PAUL JOACHIMCZYK
Paul Joachimczyk
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of American Woodmark Corporation

Opinion on Internal Control Over Financial Reporting

We have audited American Woodmark Corporation’s internal control over financial reporting as of April 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Woodmark Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2025, and the related notes and financial statement schedule included under Item 15(a)2 and our report dated June 25, 2025 expressed an unqualified opinion thereon.

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
June 25, 2025

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of April 30, 2025. Based on this evaluation, Company management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting. Management had conducted an assessment of the Company's internal control over financial reporting as of April 30, 2025. Management's report regarding that assessment is included with the Consolidated Financial Statements included in this report under Item 8, "Financial Statements and Supplementary Data," and is incorporated in this item by reference.

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

Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended April 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended April 30, 2025, none of the Company’s directors or executive officers adopted, terminated or modified a "Rule 10b5-1 trading agreement" or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.    DISCLOSURE ABOUT FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In response to this Item, and in accordance with General Instruction G(3) of Form 10-K:

(1)the information concerning the Company's directors is set forth under the caption "Item 1 - Election of Directors - Information Regarding Nominees" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on August 21, 2025 ("Proxy Statement") and is incorporated in this Item by reference;

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

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of April 30, 2025:

	Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	—	$—	749,850
Options	71,820	$77.19
Performance-based restricted stock units	321,451	N/A(2)
Service-based restricted stock units	148,086	N/A(2)
Equity compensation plans not approved by security holders(3)	—	$—	—
Total	541,357	$77.19	749,850

(1)	At April 30, 2025, the Company had restricted stock unit awards outstanding under two different plans: 2023 Stock Incentive Plan and 2016 Employee Stock Incentive Plan.
(2)	Excludes exercise price for restricted stock units issued under the 2016 Employee Stock Incentive Plan because they are converted into common stock on a one-for-one basis at no additional cost.
(3)	The Company does not have equity compensation plans that have not been approved by the Company's security holders.

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

PART IV

Item 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1. Financial Statements
The following consolidated financial statements of American Woodmark Corporation are incorporated by reference to Item 8 of this report:
            Consolidated Balance Sheets as of April 30, 2025 and 2024.
            Consolidated Statements of Income – for each year of the three-year period ended April 30, 2025.
    Consolidated Statements of Comprehensive Income – for each year of the three-year period ended April 30, 2025.
    Consolidated Statements of Shareholders' Equity – for each year of the three-year period ended April 30, 2025.
    Consolidated Statements of Cash Flows – for each year of the three-year period ended April 30, 2025.
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
    Management's Annual Report on Internal Control over Financial Reporting.
    Report of Independent Registered Public Accounting Firm – Internal Control over Financial Reporting.
(a)2.Financial Statement Schedules
The following financial statement schedule is filed as a part of this Form 10-K:
    Schedule II – Valuation and Qualifying Accounts for each year of the three-year period ended April 30, 2025.
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

10.1 (a)
Second Amendment and Restatement Agreement, dated October 10, 2024, by and among American Woodmark Corporation, each Subsidiary of American Woodmark Corporation party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, Issuing Lender and a Lender (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K as filed on October 15, 2024; Commission File No. 000-14798).

10.1 (b)
Second Amendment and Restatement Agreement, dated October 10, 2024, by and among American Woodmark Corporation, as Borrower, the Lenders from time to time parties thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K as filed on October 15, 2024; Commission File No. 000-14798).

10.2(a)	Employment Agreement for Mr. M. Scott Culbreth (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K/A as filed on August 25, 2020; Commission File No. 000-14798).*

10.2(b)	Employment Agreement for Mr. Robert J. Adams, Jr. (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K as filed on August 31, 2015; Commission File No. 000-14798).*

10.2(c)	Amendment to Employment Agreement for Mr. Robert J. Adams, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K as filed on May 29, 2019; Commission File No. 000-14798).*

10.2(d)	Employment Agreement for Mr. Paul Joachimczyk (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K/A filed on August 25, 2020; Commission File No. 000-14798).*

10.2(e)	Employment Agreement for Mr. Dwayne Medlin (incorporated by reference to Exhibit 10.3(e) to the Registrants Form 10-K as filed on June 26, 2024; Commission File No. 000-14798).*

10.2(f)	Employment Agreement for Ms. Kimberly Coldiron (incorporated by reference to Exhibit 10.3(f) to the Registrants Form 10-K as filed on June 26, 2024; Commission File No. 000-14798).*

10.2(g)	Employment Agreement for Mr. William L. Waszak (filed herewith).*

10.3	2016 Employee Stock Incentive Plan (incorporated by reference to Exhibit A to the Registrant's Definitive Proxy Statement on Schedule 14A as filed on June 29, 2016; Commission File No. 000-14798).

10.3(a)	Form of Grant Letter used in connection with awards of service-based restricted stock units granted under the Company's 2016 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1(a) to the Registrant's Form 10-Q for the quarter ended July 31, 2017; Commission File No. 000-14798).*

10.3(b)	Form of Grant Letter used in connection with awards of performance-based restricted stock units granted under the Company's 2016 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1(b) to the Registrant's Form 10-Q for the quarter ended July 31, 2017; Commission File No. 000-14798).*

10.3(c)	Form of Grant Letter used in connection with awards of cultural-based restricted stock units granted under the Company's 2016 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.1(c) to the Registrant's Form 10-Q for the quarter ended July 31, 2017; Commission File No. 000-14798).*

10.4(a)	American Woodmark Corporation 2023 Stock Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the Commission on June 27, 2023 (Commission File No. 000-14798)).*

10.4(b)	Form of Grant Letter used in connection with the grant of a supplemental long-term incentive award effective September 5, 2023 under the American Woodmark Corporation 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 6, 2023 (Commission File No 000-14798)).*

10.5(a)
Form of Grant Letter used in connection with awards of service-based restricted stock units granted under the Company's 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1(a) to the Registrant's Form 10-Q for the quarter ended July 31, 2024; Commission File No. 000-14798).*

10.5(b)
Form of Grant Letter used in connection with awards of performance-based restricted stock units granted under the Company's 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1(b) to the Registrant's Form 10-Q for the quarter ended July 31, 2024; Commission File No. 000-14798).*

10.5(c)
Form of Grant Letter used in connection with awards of cultural-based restricted stock units granted under the Company's 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1(c) to the Registrant's Form 10-Q for the quarter ended July 31, 2024; Commission File No. 000-14798).*

19.1	American Woodmark Corporation Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrants Form 10-K as filed on June 26, 2024; Commission File No. 000-14798).

21	Subsidiaries of the Company (Filed Herewith).

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (Filed Herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

97.1
American Woodmark Corporation Clawback Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Registrants Form 10-K as filed on June 26, 2024; Commission File No. 000-14798).

101
Interactive Data File for the Registrant's Annual Report on Form 10-K for the year ended April 30, 2025 formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (Filed Herewith).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
 *Management contract or compensatory plan or arrangement.

Schedule II - Valuation and Qualifying Accounts

AMERICAN WOODMARK CORPORATION
(In Thousands)

Description (a)	Balance at Beginning of Year	Additions (Reductions) Charged to Cost and Expenses		Other	Deductions		Balance at End of Year

Year ended April 30, 2025:

Allowance for credit losses	$474	$103		$—	$(343)	(b)	$234

Reserve for cash discounts	$1,487	$16,700	(c)	$—	$(16,682)	(d)	$1,505

Reserve for sales returns and allowances	$7,160	$21,413	(c)	$—	$(23,198)		$5,375

Year ended April 30, 2024:

Allowance for credit losses	$449	$485		$—	$(460)	(b)	$474

Reserve for cash discounts	$1,753	$18,397	(c)	$—	$(18,663)	(d)	$1,487

Reserve for sales returns and allowances	$9,290	$25,040	(c)	$—	$(27,170)		$7,160

Year ended April 30, 2023:

Allowance for credit losses	$226	$420		$—	$(197)	(b)	$449

Reserve for cash discounts	$1,973	$21,540	(c)	$—	$(21,760)	(d)	$1,753

Reserve for sales returns and allowances	$9,539	$26,043	(c)	$—	$(26,292)		$9,290

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

American Woodmark Corporation
(Registrant)

June 25, 2025	/s/ M. SCOTT CULBRETH
M. Scott Culbreth President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 25, 2025	/s/ M. SCOTT CULBRETH	June 25, 2025	/s/ PAUL JOACHIMCZYK
	M. Scott Culbreth President and Chief Executive Officer (Principal Executive Officer) Director		Paul Joachimczyk Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

June 25, 2025	/s/ LATASHA M. AKOMA	June 25, 2025	/s/ ANDREW B. COGAN
	Latasha M. Akoma Director		Andrew B. Cogan Director

June 25, 2025	/s/ JAMES G. DAVIS, JR.	June 25, 2025	/s/ PHILIP D. FRACASSA
	James G. Davis, Jr. Director		Philip D. Fracassa Director

June 25, 2025	/s/ DANIEL T. HENDRIX	June 25, 2025	/s/ DAVID A. RODRIGUEZ
	Daniel T. Hendrix Director		David A. Rodriguez Director

June 25, 2025	/s/ VANCE W. TANG	June 25, 2025	/s/ EMILY C. VIDETTO
	Vance W. Tang Director, Non-Executive Chair		Emily C. Videtto Director

In accordance with Securities and Exchange Commission requirements, the Company will furnish copies of all exhibits to its Form 10-K not contained herein upon receipt of a written request and payment of $0.10 per page to:

Mr. Kevin Dunnigan
VP, Treasurer
American Woodmark Corporation
P.O. Box 1980
Winchester, Virginia 22604-8090