Form 10-Q
period 2025-07-31
AMERICAN WOODMARK CORP
filed 2025-08-26
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
or
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

As of August 25, 2025, 14,568,987 shares of the Registrant's Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	July 31, 2025	April 30, 2025
ASSETS
Current Assets
Cash and cash equivalents	$54,914	$48,195
Customer receivables, net	109,957	111,171
Inventories	181,739	178,111
Income taxes receivable	2,567	2,567
Prepaid expenses and other assets	27,088	24,409
Total Current Assets	376,265	364,453

Property, plant and equipment, net	242,882	244,989
Operating lease right-of-use assets	124,606	128,907
Goodwill	767,612	767,612
Promotional displays, net	3,785	3,992
Deferred income taxes	6,615	11,486
Other long-term assets, net	49,038	49,130
TOTAL ASSETS	$1,570,803	$1,570,569

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$57,476	$50,294
Current maturities of long-term debt	7,543	7,659
Short-term lease liability - operating	34,070	33,598
Accrued compensation and related expenses	47,070	51,511
Accrued marketing expenses	13,495	12,209
Other accrued expenses	24,812	27,671
Total Current Liabilities	184,466	182,942

Long-term debt, less current maturities	364,789	365,825
Deferred income taxes	1,081	—
Long-term lease liability - operating	97,860	102,846
Other long-term liabilities	2,308	2,958

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at July 31, 2025: 14,558,035; at April 30, 2025: 14,612,706	343,288	346,453
Retained earnings	575,605	568,990
Accumulated other comprehensive income	1,406	555
Total Shareholders' Equity	920,299	915,998
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,570,803	$1,570,569

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	July 31,
	2025	2024

Net sales	$403,046	$459,128
Cost of sales and distribution	335,556	366,262
Gross Profit	67,490	92,866

Selling and marketing expenses	23,563	24,337
General and administrative expenses	22,913	21,502
Restructuring charges, net	822	—
Operating Income	20,192	47,027

Interest expense, net	4,136	2,290
Other (income) expense, net	(3,619)	5,240
Income Before Income Taxes	19,675	39,497

Income tax expense	5,080	9,864

Net Income	$14,595	$29,633

Weighted Average Shares Outstanding
Basic	14,510,721	15,550,517
Diluted	14,569,734	15,673,570

Earnings per share
Basic	$1.01	$1.91
Diluted	$1.00	$1.89

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2025	2024

Net income	$14,595	$29,633

Other comprehensive income (loss), net of tax:
Change in cash flow hedges (swap), net of taxes (benefit) of $285 and $(719) for the three-months ended July 31, 2025 and 2024, respectively	851	(2,142)

Total Comprehensive Income	$15,446	$27,491

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands,except share data)
(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
	SHARES	AMOUNT	EARNINGS	(LOSS)/INCOME	EQUITY
Balance, April 30, 2024	15,653,463	$359,784	$543,274	$7,318	$910,376

Net income	—	—	29,633	—	29,633
Other comprehensive loss,
net of tax	—	—	—	(2,142)	(2,142)
Stock-based compensation	—	2,941	—	—	2,941
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	46,959	(2,730)	—	—	(2,730)
Stock repurchases	(271,460)	(5,525)	(18,714)	—	(24,239)
Balance, July 31, 2024	15,428,962	$354,470	$554,193	$5,176	$913,839

Balance, April 30, 2025	14,612,706	$346,453	$568,990	$555	$915,998

Net income	—	—	14,595	—	14,595
Other comprehensive income,
net of tax	—	—	—	851	851
Stock-based compensation	—	2,260	—	—	2,260
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	100,578	(3,894)	—	—	(3,894)
Stock repurchases	(209,757)	(4,427)	(7,980)	—	(12,407)
Employee benefit plan
contributions	54,508	2,896	—	—	2,896
Balance, July 31, 2025	14,558,035	$343,288	$575,605	$1,406	$920,299

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	July 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$14,595	$29,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,811	12,802
Net loss on disposal of property, plant and equipment	294	58
Reduction in the carrying amount of operating lease right-of-use assets	10,045	9,190
Amortization of debt issuance costs	204	208
Change in fair value of foreign exchange forward contracts	(3,556)	5,309
Stock-based compensation expense	2,260	2,941
Deferred income tax benefit	6,868	903
Contributions of employer stock to employee benefit plan	2,896	—
Other non-cash items	1,989	663
Changes in operating assets and liabilities:
Customer receivables, net	659	596
Income taxes receivable/payable	—	8,767
Inventories	(5,514)	(18,954)
Prepaid expenses and other assets	(5,891)	(10,184)
Accounts payable	5,138	3,019
Accrued compensation and related expenses	(4,374)	(5,032)
Operating lease liabilities	(10,259)	(9,190)
Marketing and other accrued expenses	1,913	10,082
Net Cash Provided by Operating Activities	33,078	40,811

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(7,809)	(11,300)
Proceeds from sales of property, plant and equipment	12	5
Investment in promotional displays	(327)	(99)
Net Cash Used by Investing Activities	(8,124)	(11,394)

FINANCING ACTIVITIES
Payments of long-term debt	(1,934)	(781)
Repurchase of common stock	(12,407)	(24,039)
Withholding of employee taxes related to stock-based compensation	(3,894)	(2,730)
Net Cash Used by Financing Activities	(18,235)	(27,550)

Net Increase in Cash and Cash Equivalents	6,719	1,867

	Three Months Ended
	July 31,
	2025	2024

Cash and Cash Equivalents, Beginning of Period	48,195	87,398

Cash and Cash Equivalents, End of Period	$54,914	$89,265

Supplemental cash flow information:
Non-cash investing and financing activities:
Property, plant and equipment	$2,044	$2,139
Cash paid during the period for:
Interest	$5,092	$3,795
Income taxes	$145	$303

See notes to unaudited condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2026 ("fiscal 2026"). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2025 ("fiscal 2025") filed with the U.S. Securities and Exchange Commission ("SEC").

Goodwill: Goodwill represents the excess of purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company does not amortize goodwill but evaluates for impairment annually, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company will perform the annual assessment on the first day of the fourth quarter unless an indicator of impairment exists prior to the annual assessment and the Company determines it is more likely than not that the fair value of the goodwill is below its carrying value.

In accordance with accounting standards, when evaluating goodwill, an entity has the option first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that goodwill is impaired. If, after such assessment, an entity concludes that it is more likely than not that the asset is not impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value using a quantitative impairment test, and if impaired, goodwill must be written down by the amount that the carrying value exceeds the fair value of the reporting unit.

On August 5, 2025, the Company entered into a definitive merger agreement with MasterBrand, Inc., a Delaware corporation (“MasterBrand”). See Note R — Subsequent Events for additional information. The Company included the implied consideration of the merger transaction in its evaluation of indicators of impairment as of July 31, 2025. There were no impairment charges related to goodwill for the three-month periods ended July 31, 2025 and 2024. The Company will continue to evaluate the implied consideration of the merger transaction against its carrying value, which could result in future impairment charges given, among other factors, the volatility in the Company’s stock price.

Cloud Computing Software, Net: Cloud computing software is stated on the basis of cost less accumulated amortization. Amortization is calculated using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 8 years. As of July 31, 2025, $41.1 million was recorded in other long-term assets, net on the condensed consolidated balance sheets for cloud computing software.

Derivative Financial Instruments: The Company uses derivatives as part of normal business operations to manage its exposure to fluctuations in interest rates associated with variable interest rate debt and foreign exchange rates. The Company has established policies and procedures that govern the risk management of these exposures. The primary objective in managing these exposures is to add stability to interest expense, manage the Company's exposure to interest rate movements, and manage the risk from adverse fluctuations in foreign exchange rates.

The Company uses interest rate swap contracts to manage interest rate exposures. The Company records outstanding swap contracts in the condensed consolidated balance sheets at fair value. Changes in the fair value of interest rate swap contracts designated as cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into net income in the period the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in net income.

The Company also manages risks through the use of foreign exchange forward contracts. The Company recognizes its outstanding forward contracts in the condensed consolidated balance sheets at fair value. The Company has both forwards that are designated as accounting hedges and that are not designated as accounting hedges. See Note K — Derivative Financial Instruments for additional information.

Note B--New Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disclosure in the notes to the condensed consolidated financial statements of specified information about certain costs and expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to condensed consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the condensed consolidated financial statements. The Company is currently evaluating the disclosure impacts of this ASU on its consolidated financial statements.

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

Note C--Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	July 31,
(in thousands, except per share amounts)	2025	2024
Numerator used in basic and diluted net earnings
per common share:
Net income	$14,595	$29,633
Denominator:
Denominator for basic earnings per common
share - weighted-average shares	14,511	15,551
Effect of dilutive securities:
Stock options and restricted stock units	59	123
Denominator for diluted earnings per common
share - weighted-average shares and assumed
conversions	14,570	15,674
Earnings per share
Basic	$1.01	$1.91
Diluted	$1.00	$1.89

There were no potentially dilutive securities for the three-month periods ended July 31, 2025 and 2024, which were excluded from the calculation of earnings per diluted share.

Note D--Stock-Based Compensation

The Company has various stock-based compensation plans. During the three-months ended July 31, 2025, the Company's Board of Directors (the "Board") approved grants of service-based restricted stock units ("RSUs") and performance-based RSUs to key employees. The performance-based RSUs entitle the recipients to receive one share of the Company's common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units cliff vest at the end of the three-year vesting period. The service-based RSUs granted to key employees entitle the recipients to receive one share of the Company's common stock per unit granted if they remain continuously employed with the Company until the units vest. Service-based RSUs granted to employees vest one-third on each of the first, second and third anniversaries of the grant date. The Board of Directors also approved special retention awards to the Company's executive officers. The special retention awards consist of service-based RSUs that cliff vest one year from the date of award. The Compensation Committee of the Board approved these special retention awards to maintain the continuity of the Company’s management team, promote retention of critical leadership talent and focus on long-term value creation by further aligning management’s interests with those of the Company’s shareholders, following the recent departure of the Company’s chief financial officer during a challenging business environment and increased economic uncertainty. The fair value of the Company's RSU awards is expensed on a straight-line basis over the vesting period of the RSUs to the extent the Company believes it is probable the related performance criteria, if any, will be met.

The following table summarizes the Company's stock-based compensations grants for the three months ended July 31, 2025:

(in thousands, except per share amounts)	Stock Awards Granted
Service-based RSUs	114,460
Performance-based RSUs	158,010

For the three months ended July 31, 2025 and 2024, stock-based compensation expense was allocated as follows:

	Three Months Ended
	July 31,
(in thousands)	2025	2024
Cost of sales and distribution	$524	$541
Selling and marketing expenses	466	573
General and administrative expenses	1,270	1,827
Stock-based compensation expense	$2,260	$2,941

Note E--Customer Receivables, Net

The components of customer receivables, net were:

	July 31,	April 30,
(in thousands)	2025	2025
Gross customer receivables	$118,416	$118,285
Less:
Allowance for credit losses	(269)	(234)
Allowance for returns and discounts	(8,190)	(6,880)

Customer receivables, net	$109,957	$111,171

Note F--Inventories

The components of inventories were:

	July 31,	April 30,
(in thousands)	2025	2025
Raw materials	$79,826	$79,258
Work-in-process	43,482	47,979
Finished goods	58,431	50,874

Total inventories	$181,739	$178,111

Note G--Property, Plant and Equipment, Net

The components of property, plant and equipment, net were:

	July 31,	April 30,
(in thousands)	2025	2025
Land	$4,369	$4,264
Buildings and improvements	133,346	133,251
Buildings and improvements - finance leases	11,164	11,164
Machinery and equipment	413,964	410,287
Machinery and equipment - finance leases	31,526	32,434
Software	34,290	34,107
Construction in progress	26,334	24,105
Total property, plant and equipment	654,993	649,612
Less accumulated depreciation and amortization	(412,111)	(404,623)

Property, plant and equipment, net	$242,882	$244,989

Depreciation and amortization expense on property, plant and equipment, net amounted to $12.6 million and $11.2 million for the three-months ended July 31, 2025 and 2024, respectively. Accumulated amortization on finance leases included in the above table amounted to $30.8 million and $31.5 million as of July 31, 2025 and April 30, 2025, respectively.

Note H--Product Warranty

The Company estimates outstanding warranty costs based on the historical relationship between warranty claims and sales. The warranty accrual is reviewed quarterly to verify that it properly reflects the remaining obligation based on the anticipated expenditures over the balance of the obligation period. Adjustments are made when actual warranty claim experience differs from estimates. Warranty claims are generally made within two months of the original shipment date.

The following is a reconciliation of the Company's warranty liability, which is included in other accrued expenses on the condensed consolidated balance sheets:

	Three Months Ended
	July 31,
(in thousands)	2025	2024
Beginning balance at May 1	$4,161	$5,581
Accrual	4,273	4,878
Settlements	(4,355)	(5,253)

Ending balance at July 31	$4,079	$5,206

Note I--Fair Value Measurements

The Company utilizes the hierarchy of fair value measurements to classify certain of its assets and liabilities based upon the following definitions:
Level 1- Investments with quoted prices in active markets for identical assets or liabilities. The Company's cash equivalents are invested in money market funds and mutual funds. The Company's mutual fund investment assets represent contributions made and invested on behalf of the Company's former executive officers in a supplementary employee retirement plan.

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

The Company's financial instruments include cash and equivalents, marketable securities, and other investments; accounts receivable and accounts payable; interest rate swap and foreign exchange forward contracts; and short- and long-term debt. The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt on the condensed consolidated balance sheets approximate their fair value due to the short maturities of these items. The interest rate swap and foreign exchange forward contracts were marked to market and therefore represent fair value. The fair values of these contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The following table summarizes the fair value of assets that are recorded in the Company's consolidated financial statements as of July 31, 2025 and April 30, 2025 at fair value on a recurring basis (in thousands):

	Fair Value Measurements
	As of July 31, 2025
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$174	$—	$—
Interest rate swap contracts	—	1,206	—
Foreign exchange forward contracts	—	678	—
Total assets at fair value	$174	$1,884	$—

LIABILITIES:
Foreign exchange forward contracts	$—	$1,523	$—

	As of April 30, 2025
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$163	$—	$—
Interest rate swap contracts	—	419	—
Foreign exchange forward contracts	—	325	—
Total assets at fair value	$163	$744	$—

LIABILITIES:
Foreign exchange forward contracts	$—	$5,079	$—

There were no transfers between Level 1, Level 2, or Level 3 for assets measured at fair value on a recurring basis.

Note J--Loans Payable and Long-Term Debt

On October 10, 2024, the Company amended and restated its prior credit agreement. The amended and restated credit agreement (the "A&R Credit Agreement") provides for a $500 million revolving loan facility with a $50 million sub-facility for the issuance of letters of credit (the "Revolving Facility") and a $200 million term loan facility (the "Term Loan Facility"). Also on October 10, 2024, the Company borrowed the entire $200 million under the Term Loan Facility and approximately $173 million under the Revolving Facility to repay in full the approximately $370 million then outstanding under its prior credit agreement, plus accrued and unpaid interest, and to pay related fees and expenses. The Company began repaying the Term Loan Facility in specified quarterly installments beginning on January 31, 2025. The Revolving Facility and Term Loan Facility will mature on October 10, 2029. The refinance was treated as a debt modification under ASC 470.

As of July 31, 2025 and April 30, 2025, approximately $196.3 million and $197.5 million, respectively, was outstanding under the Term Loan Facility. As of both July 31, 2025 and April 30, 2025, $173.4 million was outstanding under the Revolving Facility. Outstanding letters of credit under the Revolving Facility were $11.4 million as of July 31, 2025, leaving approximately $315.2 million in available capacity under the Revolving Facility as of July 31, 2025. The outstanding balances noted above approximate fair value as the facilities under the A&R Credit Facility have a floating interest rate.

Amounts outstanding under the Term Loan Facility and the Revolving Facility bear interest based on a fluctuating rate measured by reference to either, at the Company's option, a base rate plus an applicable margin or Secured Overnight Financing Rate ("SOFR") (as defined in the A&R Credit Agreement) plus an applicable margin, with the applicable margin being determined by reference to the Company's then-current Secured Net Leverage Ratio (as defined in the A&R Credit Agreement). The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company's then-current Secured Net Leverage Ratio. In addition, a letter of credit fee accrues on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on Term SOFR loans, payable quarterly in arrears. As of July 31, 2025, the applicable margin with respect to base rate loans and Term SOFR loans was 0.50% and 1.50%, respectively, and the commitment fee was 0.23%.

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

As of July 31, 2025, the Company was in compliance with all covenants included in the A&R Credit Agreement.

The Company's obligations under the A&R Credit Agreement are guaranteed by the Company's domestic subsidiaries, and the obligations of the Company and its domestic subsidiaries under the A&R Credit Agreement and their guarantees, respectively, are secured by a pledge of substantially all of their respective personal property.

Note K--Derivative Financial Instruments

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

On May 28, 2021, the Company entered into four interest rate swaps with an aggregate notional amount of $200 million to hedge part of the variable rate interest payments under the Term Loan Facility. The interest rate swaps became effective on May 28, 2021 and terminated on May 30, 2025. The Company received floating interest payments monthly based on one-month SOFR and paid a fixed rate of 0.53% to the counterparty. For the three-month period ended July 31, 2025, $0.5 million of realized gains, net of deferred taxes, were reclassified out of accumulated other comprehensive income (loss) to interest expense, net due to interest received from and payments made to the swap counterparties. For the three-month period ended July 31, 2024, unrealized (losses), net of deferred taxes, of ($0.3) million were recorded in other comprehensive income, and $1.8 million, of realized gains, net of deferred taxes, were reclassified out of accumulated other comprehensive income (loss) to interest expense, net due to interest received from and payments made to the swap counterparties.

On April 29, 2025, the Company entered into five interest rate swaps with an aggregate notional amount of $200 million in year one and $150 million in year two to hedge part of the variable rate interest payments under the Term Loan Facility. The interest rate swaps became effective on May 30, 2025 and will terminate on May 31, 2027. The Company receives floating interest payments monthly based on one-month SOFR and pays a fixed rate of 3.40% to the counterparty. For the three-month period ended July 31, 2025, unrealized gains, net of deferred taxes, of $1.2 million were recorded in other comprehensive income and $0.2 million of realized gains, net of deferred taxes, were reclassified out of accumulated other comprehensive income (loss) to interest expense, net, due to interest received from and payments made to the swap counterparties.

As of July 31, 2025, the Company anticipates reclassifying approximately $0.9 million of net hedging gains from accumulated other comprehensive income into earnings during the next 12 months to offset the variability of the hedged items during this period.

The fair value of the derivative instruments are included in other assets on the condensed consolidated balance sheets.

Foreign Exchange Forward Contracts

At July 31, 2025, the Company held a target accrual redemption forward agreement to purchase Mexican Pesos across 17 defined fixings. These fixings allow for U.S. dollars to be converted into Pesos at a rate of 18.25 Pesos to one U.S. Dollar. Cumulative profit is capped at an aggregate of approximately $1.8 million over the shorter of the life of the contract fixings or the utilization of the cap. If the spot rate is between 18.25 and 19.00 for a defined fixing then the Company purchases at the spot rate and the profit cap is not impacted. As of July 31, 2025, a liability of $1.5 million is recorded in other accrued expenses on the condensed consolidated balance sheets.

The Company entered into three forward contracts between January 2025 and July 2025 to purchase $265.8 million Mexican Pesos at a cost of $12.9 million with a forward rate between 19.49 and 22.09. The forward contracts are designated as a hedge of the forecasted expenses relating to Mexican Peso expenses from May 2026 to November 2026.

For the three-months ending July 31, 2025, unrealized gains, net of deferred taxes, were $0.3 million and were recorded in other comprehensive income. The transaction is to hedge Peso-denominated expenses against the risk of variability in foreign currency exchange rates between the Peso and U.S. Dollar.

Note L--Income Taxes

The effective income tax rates for the three-month periods ended July 31, 2025 was 25.8% compared with 25.0% in the comparable period in the prior fiscal year. The effective rate for the three-month period ended July 31, 2025 was higher than the comparable prior year period primarily due to unfavorable stock compensation deductions recognized in the current period.

During the three-months ended July 31, 2025, new tax legislation was enacted under the One Big Beautiful Bill Act (the “Act”). The Act includes a wide range of tax provisions that could impact the Company’s financial results in fiscal 2026 and future periods. Significant impacts stemming from the Act include 2025 and future expensing of U.S. based research and development expenditures under Internal Revenue Code Section 174, coupled with the option to deduct previously capitalized research and development expenditures. The Act also reestablished elective 100% initial-year bonus depreciation. Due to the timing of enactment within our current period end, the Company has undergone efforts to reasonably estimate the impact of the Act to our condensed consolidated financial statements. The Company does not expect the Act to have an impact on income tax expense. The Company is awaiting guidance from the U.S. Department of the Treasury and will continue to evaluate the full impact of the Act.

Note M--Revenue Recognition

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing, and uncertainty of revenues and cash flows that are affected by economic factors. The following table disaggregates our consolidated net sales by major sales distribution channels for the three-months ended July 31, 2025 and 2024:

	Three Months Ended
	July 31,
(in thousands)	2025	2024
Home center retailers	$162,045	$175,653
Builders	170,950	210,115
Independent dealers and distributors	70,051	73,360
Net Sales	$403,046	$459,128

Note N--Concentration of Risks

Financial instruments that potentially subject the Company to concentrations of risk consist primarily of cash and cash equivalents and customer receivables. The Company maintains its cash and cash equivalents with major financial institutions and such balances may, at times, exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk with respect to cash.

Credit is extended to customers based on an evaluation of each customer's financial condition and generally collateral is not required. The Company's customers to whom credit is extended operate in the new home construction and home remodeling markets.

The Company maintains an allowance for credit losses based upon management's evaluation and judgment of potential net loss. The allowance is estimated based upon historical experience, the effects of current developments and economic conditions, and of each customer's current and anticipated financial condition. Estimates and assumptions are periodically reviewed and updated. Any resulting adjustments to the allowance are reflected in current operating results.

As of July 31, 2025, the Company's two largest customers, Customers A and B, represented 36.9% and 13.1% of the Company's gross customer receivables, respectively. As of July 31, 2024, Customers A and B represented 28.9% and 15.9% of the Company's gross customer receivables, respectively.

The following table summarizes the percentage of net sales attributable to the Company's two largest customers for the three-months ended July 31, 2025 and 2024:

	Three Months Ended
	July 31,
	2025	2024
Customer A	30.2%	26.7%
Customer B	10.0%	11.5%

Note O--Restructuring

The Company recognized total pre-tax restructuring charges, net of $0.8 million during the first three months of fiscal 2026. The charges are the result of a reduction in force implemented in the first quarter of fiscal 2026 in Mexico and the closure of the manufacturing plant in Orange, Virginia approved in the third quarter of fiscal 2025. No restructuring charges were recognized during the first three months of fiscal 2025.

The Company recognized pre-tax restructuring charges, net of $0.6 million for the quarter ended July 31, 2025, related to the Mexico reduction in force, which were primarily severance and separation costs. The reduction in force was completed during the first quarter of fiscal 2026.

During the third quarter of fiscal 2025, the Board approved the closure and eventual disposal of its manufacturing plant located in Orange, Virginia. Operations ceased in Orange in March 2025. The Company recognized total pre-tax restructuring charges, net of $0.2 million for the three-months ended July 31, 2025, related to the closure of the plant for facilities and professional fees. The Company may incur between $0.3 million to $2.2 million of additional charges in fiscal 2026 related to the closing of the plant for a total of $3.6 million to $5.5 million, which were primarily recognized in fiscal 2025.

A reserve of $0.1 million for restructuring charges is included in accrued compensation and related expenses in the condensed consolidated balance sheet as of July 31, 2025, which relates to employee termination costs accrued but not yet paid as follows:

July 31,
(in thousands)	2025
Restructuring reserve balance at May 1	$434
Expense	442
Payments and adjustments	(820)
Restructuring reserve balance at July 31	$56

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

The Company believes that the aggregate range of losses stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of July 31, 2025, with the exception of the Antidumping and Countervailing Duties Investigation discussed below.

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

Included in the Final Determination is a list of Vietnamese suppliers not eligible for certification. AD and CVD cash deposits of 206% are required for imports from the Vietnamese suppliers not eligible for certification. Many of the Vietnamese suppliers appealed their inclusion on the ineligible for certification list in the Preliminary Determination. Because two of the Company’s primary Vietnamese plywood vendors remained on the ineligible for certification list in the Final Determination, the Company recorded a loss on unliquidated customs entries as of Final Determination in July 2023. The loss recorded in the first quarter of fiscal 2024 was $4.9 million, or $3.7 million net of tax. Through the first fiscal quarter of 2026, the Company has remitted deposits of $3.8 million pursuant to the Final Determination. Our last order was placed with these vendors in June 2022.

In May 2025, the DOC issued the Final Results of Administrative Reviews of the Antidumping and Countervailing Duty Orders (“Final Review”). The Final Review found the two Company vendors eligible for certification. The Final Review was not appealed by the petitioners, and the DOC has 6 months to issue refunds of the deposits the Company remitted. The Company released the accrual for deposits not remitted of $1.2 million during the first quarter of fiscal 2026.

Note Q--Segment Information

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

The CODM manages the business on a consolidated basis and measures segment performance using net income. The CODM analyzes the performance of net income to provide insight into all aspects of the segment’s operations and overall success for a given period. In addition, the CODM reviews significant segment expenses focused on cost of sales and distribution, selling and marketing expenses, general and administrative expenses, and restructuring charges, net. These costs used to measure segment profitability are the same costs already reported in the accompanying condensed consolidated statements of income. Similarly, segment assets are reported in the accompanying condensed consolidated balance sheets.

Note R--Subsequent Events

On August 5, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MasterBrand, and Maple Merger Sub, Inc., a Virginia corporation and wholly owned subsidiary of MasterBrand (“Merger Sub”), providing for Merger Sub, at closing, to merge with and into the Company with the Company surviving as a wholly owned subsidiary of

MasterBrand (the “Merger”). Under the terms of the Merger Agreement, at the effective time of the Merger, each share of Company common stock outstanding immediately prior to the effective time will be automatically converted into the right to receive 5.15 shares of MasterBrand common stock. Following completion of the Merger, it is estimated that former holders of the Company's common stock will own approximately 37% and holders of MasterBrand common stock will own approximately 63% of the common stock of the combined company, on a fully diluted basis. The Merger is currently expected to close in early calendar year 2026, subject to certain approvals by MasterBrand's stockholders and the Company's shareholders, respectively, as well as the satisfaction of certain other customary closing conditions, including the absence of certain legal impediments and the expiration or termination of the applicable antitrust waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended. The Company has incurred expenses related to the Merger of approximately $2.8 million for the three-months ended July 31, 2025, which are included in General and administrative expenses in the condensed consolidated statements of income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes, both of which are included in Part I, Item 1 of this report. The Company's critical accounting policies are included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2025.

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
•a delay in or failure to complete the proposed Merger with MasterBrand, Inc. whether due to an inability by either party to satisfy one or more conditions to closing, including an inability to obtain required shareholder approvals, the occurrence of events or changes in circumstances that give rise to the termination of the Merger Agreement by either party, or otherwise;
•delays in obtaining, adverse conditions contained in, or an inability to obtain regulatory approvals or complete regulatory reviews required to complete the Merger;
•the cost and outcome of any legal proceedings relating to the Merger;
•impacts of the proposed Merger on our ability to hire and retain employees and on our relationships with distributors, customers, vendors, suppliers and other third parties;
•diversion of management time and attention from ordinary course business operations to the Merger and other potential disruptions to our business relating to the Merger;

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

Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report, including elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under Part II, Item 1A, "Risk Factors" and also in the Company's most recent Annual Report on Form 10-K for the fiscal year ended April 30, 2025, filed with the SEC, including under Part I, Item 1A, "Risk Factors," Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk." While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a material adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes in this report speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Overview

American Woodmark Corporation (“American Woodmark,” “the Company,” “we,” “our,” or “us”) manufactures and distributes kitchen, bath, and home organization products for the remodeling and new home construction markets. Our products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors. As of July 31, 2025, the Company operated 17 manufacturing facilities in the United States and Mexico, and eight primary service centers, and one distribution center located throughout the United States.

The three-month period ended July 31, 2025 was the Company's first quarter of its fiscal year that ends on April 30, 2026 ("fiscal 2026").

On August 5, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MasterBrand, Inc., a Delaware corporation (“MasterBrand”), and Maple Merger Sub, Inc., a Virginia corporation and wholly owned subsidiary of MasterBrand (“Merger Sub”), providing for Merger Sub, at closing, to merge with and into the Company with the Company surviving as a wholly owned subsidiary of MasterBrand (the “Merger”). See Note R – Subsequent Events for more information.

Financial Overview

The Company was impacted by the following macro-economic trends during the first quarter of fiscal 2026:

•Existing home sales remain at thirty-year lows, the median price per existing home sold increased during the second calendar quarter of 2025 compared to the same period one year ago by 1.8% according to data provided by the National Association of Realtors, and existing home sales decreased 1.5% during the second calendar quarter of 2025 compared to the same period in the prior year;
•The unemployment rate remained consistent at 4.2% as of July 2025 compared to 4.3% as of July 2024, and 4.2% in April 2025, according to data provided by the U.S. Department of Labor;
•Mortgage interest rates were unchanged with a thirty-year fixed mortgage rate of approximately 6.7% in July 2025, when compared to the same period in the prior year, according to Freddie Mac;
•Consumer sentiment as tracked by Thomson Reuters/University of Michigan decreased from 66.4 in July 2024 to 61.7 in July 2025; and

•The inflation rate as of July 2025 was 2.7%, compared to 2.9% in July 2024 and 2.3% in April 2025 according to data provided by the U.S. Department of Labor.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, home-owner equity, and housing affordability.

The Company earned net income of $14.6 million, or 3.6% of net sales, for the first quarter of fiscal 2026, compared with $29.6 million, or 6.5% of net sales, in the same period of the prior year.

The Company recognized $0.8 million of total pre-tax restructuring charges, net during the first three months of fiscal 2026 related to a reduction in force implemented in the first quarter of fiscal 2026 in Mexico and the closure of the manufacturing plant in Orange, Virginia approved in the third quarter of fiscal 2025. See Note O — Restructuring Charges, Net for further discussion.

Results of Operations

	Three Months Ended
	July 31,
(in thousands)	2025	2024	Percent Change

Net sales	$403,046	$459,128	(12.2)%
Gross profit	$67,490	$92,866	(27.3)%
Selling and marketing expenses	$23,563	$24,337	(3.2)%
General and administrative expenses	$22,913	$21,502	6.6%

Net Sales

Net sales were $403.0 million for the first quarter of fiscal 2026, a decrease of $56.1 million or 12.2% compared to the same period of fiscal 2025. The Company's remodeling sales, which consist of our independent dealer and distributor sales and home center retail sales, decreased 6.8% during the first quarter of fiscal 2026 compared to the same prior year period. Our independent dealer and distributor channel decreased 4.5% during the first quarter compared to the comparable prior year period. Our home center channel decreased by 7.7% during the first quarter of fiscal 2026 compared to the same period of fiscal 2025. Demand trends remain under pressure for our made-to-order and stock kitchen products primarily due to lower in-store traffic rates, consumers prioritizing smaller sized projects, and consumers shifting preferences towards more affordable, value-based product offerings.

Builder sales decreased 18.6% in the first quarter of fiscal 2026 compared to the same period of fiscal 2025. The Company believes that fluctuations in single-family housing starts and completions are the best indicator of new construction cabinet activity. Assuming a sixty- to ninety-day lag between housing starts and the installation of cabinetry, single-family housing starts decreased 8.1% during the first quarter of fiscal 2026 over the comparable prior year period, according to the U.S. Department of Commerce. In comparison, housing completions decreased 6.5% during the first quarter of fiscal 2026 over the comparable prior year period, according to the U.S. Department of Commerce. We are experiencing a retraction in the new construction marked related to move-in ready homes, mix of products being used, high mortgage rates, weaker consumer confidence, and government policy related uncertainty.

Gross Profit

Gross profit margin for the first quarter of fiscal 2026 was 16.7% compared with 20.2% for the same period of fiscal 2025, representing a 350 basis point decrease. Gross profit margin in the first quarter of fiscal 2026 was negatively impacted by lower sales volumes and an unfavorable mix shift towards more affordable, value-based offerings, fixed cost deleverage across our operations, and increased product input cost, including tariffs, partially offset by cost savings initiatives within our manufacturing platforms.

Selling and Marketing Expenses

Selling and marketing expenses decreased by $0.8 million or 3.2% during the first quarter of fiscal 2026 compared to the same period of the prior year. Selling and marketing expenses were 5.8% of net sales in the first three months of fiscal 2026, compared with 5.3% for the same period of fiscal 2025. The increase in selling and marketing expenses as a percentage of net sales during the first three months of fiscal 2026 was primarily attributed to a decline in net sales. Costs decreased due to timing of marketing-related product launch costs and lower headcount.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million or 6.6% during the first quarter of fiscal 2026 compared to the same period of the prior year. General and administrative expenses were 5.7% of net sales in the first quarter of fiscal 2026, compared with 4.7% of net sales in the first quarter of fiscal 2025. The increase in general and administrative expenses as a percentage of net sales during the first quarter of fiscal 2026 was primarily attributed to $2.8 million of merger related expenses associated with the proposed Merger, increased post-implementation ERP support costs of $2.0 million for our west coast site that went live in early May, partially offset by controlled discretionary spending and decreased incentive costs.

Effective Income Tax Rates

The effective income tax rates for the three-month periods ended July 31, 2025 was 25.8% compared with 25.0% in the comparable periods in the prior fiscal year. The effective rate for the three-month period ended July 31, 2025 was higher than the comparable prior year period primarily due to unfavorable stock compensation deductions recognized in the current period.

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

We define EBITDA as net income adjusted to exclude (1) income tax expense, (2) interest expense, net, and (3) depreciation and amortization expense. We define Adjusted EBITDA as EBITDA adjusted to exclude (1) expenses related to the currently proposed merger with MasterBrand, (2) restructuring charges, net, (3) net gain/loss on debt modification, (4) stock-based compensation expense, (5) gain/loss on asset disposals, and (6) change in fair value of foreign exchange forward contracts. We believe Adjusted EBITDA, when presented in conjunction with comparable GAAP measures, is useful for investors because management uses Adjusted EBITDA in evaluating the performance of our business.

We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales.

Adjusted EPS per diluted share

We use Adjusted EPS per diluted share in evaluating the performance of our business and profitability. Management believes that this measure provides useful information to investors by offering additional ways of viewing the Company's results by providing an indication of performance and profitability excluding the impact of unusual and/or non-cash items. We define Adjusted EPS per diluted share as diluted earnings per share excluding the per share impact of (1) expenses related to the currently proposed merger with MasterBrand, (2) restructuring charges, net (3) net gain/loss on debt modification, (4) change in fair value of foreign exchange forward contracts, and (5) the tax benefit of items (1) - (4). Management has determined that excluding change in fair value of foreign exchange forward contracts from our definition of Adjusted EPS per diluted share will better help it evaluate the performance of our business and profitability.

During the second quarter of fiscal 2025, the Company changed its definition of Adjusted EPS per diluted share to exclude the change in fair value of foreign exchange forward contracts to be consistent with its definition of Adjusted EBITDA.

Reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin
	Three Months Ended
	July 31,
(in thousands)	2025	2024

Net income (GAAP)	$14,595	$29,633
Add back:
Income tax expense	5,080	9,864
Interest expense, net	4,136	2,290
Depreciation and amortization expense	15,804	12,802
EBITDA (Non-GAAP)	$39,615	$54,589
Add back:
Merger related expenses (1)	2,801	—
Restructuring charges, net (2)	822	—
Change in fair value of foreign exchange forward contracts (3)	(3,556)	5,309
Stock-based compensation expense	2,260	2,941
Loss on asset disposal	294	58
Adjusted EBITDA (Non-GAAP)	$42,236	$62,897

Net Sales	$403,046	$459,128
Net income margin (GAAP)	3.6%	6.5%
Adjusted EBITDA margin (Non-GAAP)	10.5%	13.7%
(1) Merger related expenses are comprised of expenses related to the currently proposed merger with MasterBrand.
(2) Restructuring charges, net are comprised of expenses incurred related to the reduction in force implemented in the first quarter of fiscal 2026 in Mexico, and the closure of the manufacturing facility located in Orange, Virginia, which was announced in January 2025.
(3) In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange rates. The Company manages these risks through the use of foreign exchange forward contracts. The changes in the fair value of the forward contracts are recorded in other (income) expense, net in the condensed consolidated statements of income.

Adjusted EBITDA

Adjusted EBITDA for the first quarter of fiscal 2026 was $42.2 million or 10.5% of net sales compared to $62.9 million or 13.7% of net sales for the same quarter of the prior fiscal year. The decrease in Adjusted EBITDA for the first quarter of fiscal 2026 is primarily due to lower sales volume combined with an unfavorable mix shift towards value-based offerings, fixed cost deleverage across our operations, increased product cost, including tariffs, non-recurring post-implementation ERP support costs, partially offset by cost savings initiatives in our manufacturing platforms, controlled discretionary spending, and decreased incentive costs.

Reconciliation of Net Income to Adjusted Net Income
	Three Months Ended
	July 31,
(in thousands, except share data)	2025	2024

Net income (GAAP)	$14,595	$29,633
Add back:
Merger related expenses	2,801	—
Restructuring charges, net	822	—
Change in fair value of foreign exchange forward contracts (1)	(3,556)	5,309
Tax benefit of add backs	(17)	(1,364)
Adjusted net income (Non-GAAP)	$14,645	$33,578

Weighted average diluted shares (GAAP)	14,569,734	15,673,570

EPS per diluted share (GAAP)	$1.00	$1.89
Adjusted EPS per diluted share (Non-GAAP)	$1.01	$2.14
(1) Change in fair value of foreign exchange forward contracts was excluded from Adjusted EPS per diluted share beginning in the second quarter of fiscal 2025 to be consistent with the Company's definition of Adjusted EBITDA. Prior period amounts have been adjusted to conform to current period presentation.

Outlook

We expect a softer repair and remodel market and a decline in larger ticket remodel purchases across retailers, combined with market softening in the new construction market. Macroeconomic concerns for the remainder of the fiscal year include consumer sentiment declines, inflation risk that is growing and the lack of interest rate relief in the near term.

During the remainder of fiscal 2026, we will continue our investment back into the business by continuing our path for our digital transformation with investments in our cloud-based ERP platform and investing in automation.

Due to the proposed Merger, we will not be providing or updating previously issued financial guidance.

Additional risks and uncertainties that could affect the Company's results of operations and financial condition are discussed elsewhere in this report, including under "Forward-Looking Statements," in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under Part II, Item 1A, "Risk Factors," and in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, including under Part I, Item 1A. "Risk Factors," Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $54.9 million at July 31, 2025, representing a $6.7 million increase from its April 30, 2025 levels primarily due to $33.1 million of cash provided by operations, partially offset by $12.4 million of stock repurchases and $7.8 million in payments to acquire property, plant, and equipment in the first three months of fiscal 2026. Cash provided by operations in the first three months of fiscal 2025 was $40.8 million. The decrease in the Company's cash from operating activities in the current period was driven primarily by a decrease in net income and cash outflows from income taxes, marketing and other accrued expenses, partially offset by cash inflows from inventories, prepaid expenses and other assets, and accounts payable. At July 31, 2025, total long-term debt (including current maturities) was $372.3 million.

The Company's main source of liquidity is its cash and cash equivalents on hand and generally cash generated from its operating activities. The Company can also borrow amounts under the Revolving Facility.

On October 10, 2024, the Company amended and restated its prior credit agreement. The amended and restated credit agreement (the "A&R Credit Agreement") provides for a $500 million revolving loan facility with a $50 million sub-facility for the issuance of letters of credit (the "Revolving Facility") and a $200 million term loan facility (the "Term Loan Facility"). Also on October 10, 2024, the Company borrowed the entire $200 million under the Term Loan Facility and approximately $173 million under the Revolving Facility to repay in full the approximately $370 million then outstanding under its prior credit agreement, plus accrued and unpaid interest, and to pay related fees and expenses. The Company began repaying the Term Loan Facility in specified quarterly installments beginning on January 31, 2025. The Revolving Facility and Term Loan Facility mature on October 10, 2029. Approximately $315.2 million was available under the Revolving Facility as of July 31, 2025.

The A&R Credit Agreement includes certain financial covenants that require the Company to maintain (i) a Consolidated Interest Coverage Ratio (as defined in the A&R Credit Agreement) of no less than 2.00 to 1.00 and (ii) a Total Net Leverage Ratio (as defined in the A&R Credit Agreement) of no greater than 4.00 to 1.00, subject, in each case, to certain limited exceptions.

The A&R Credit Agreement includes certain additional covenants, including negative covenants that restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create additional liens on its assets, make certain investments, dispose of its assets or engage in a merger or other similar transaction or engage in transactions with affiliates, subject, in each case, to the various exceptions and conditions described in the A&R Credit Agreement. The negative covenants further restrict the ability of the Company and certain of its subsidiaries to make certain restricted payments, including, in the case of the Company, the payment of dividends and the repurchase of common stock, in certain limited circumstances. See Note J — Loans Payable and Long-Term Debt for a discussion of interest rates under the A&R Credit Agreement and our compliance with the covenants in the A&R Credit Agreement. We expect to remain in compliance with each of the covenants under the A&R Credit Agreement during the remainder of fiscal 2026.

As of July 31, 2025 and April 30, 2025, the Company had no off-balance sheet arrangements.

The Company's investing activities primarily consist of investment in property, plant and equipment and promotional displays. Net cash used by investing activities was $8.1 million in the first three months of fiscal 2026, compared with $11.4 million in the comparable period of fiscal 2025.

During the first three months of fiscal 2026, net cash used by financing activities was $18.2 million, compared with $27.6 million in the comparable period of the prior fiscal year.

On November 20, 2024, the Board authorized an additional stock repurchase program of up to $125 million of the Company's outstanding common shares. This authorization is in addition to the $125 million stock repurchase program authorized on November 29, 2023. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the A&R Credit Agreement, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management generally expects to fund any share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. The Company repurchased $12.4 million of its common shares during the first quarter of fiscal 2026. Due to the terms of the Merger Agreement, the Company does not currently expect to repurchase additional shares.

Cash flow from operations combined with accumulated cash and cash equivalents on hand are expected to be more than sufficient to support forecasted working capital requirements, service existing debt obligations and fund capital expenditures for the remainder of fiscal 2026.

Seasonal and Inflationary Factors

Our business has been subject to seasonal influences, with higher sales typically realized in our first and fourth fiscal quarters. General economic forces and changes in our customer mix have reduced seasonal fluctuations in revenue over the past few years.

Critical Accounting Policies and Estimates

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes to the Company's critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The costs of the Company's products are subject to inflationary pressures and commodity price fluctuations. The Company has generally been able, over time, to recover the effects of inflation and commodity price fluctuations through sales price increases although there may be a lag in the recovery.

The A&R Credit Agreement includes a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of July 31, 2025 would increase our annual interest expense by approximately $1.7 million. See Note J — Loans Payable and Long-Term Debt for further discussion.

In May 2021, we entered into interest rate swaps to hedge approximately $200 million of our variable interest rate debt. In April 2025, we entered into interest swaps to hedge approximately $200 million in year one and $150 million in year two of our variable interest rate debt. See Note K — Derivative Financial Instruments for further discussion.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and interim Principal Financial and Accounting Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 31, 2025. Based on this evaluation, the Chief Executive Officer and interim Principal Financial and Accounting Officer has concluded that the Company's disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended July 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various suits and claims in the normal course of business, all of which constitute ordinary, routine litigation incidental to the Company's business. The Company is not party to any material litigation that does not constitute ordinary, routine litigation incidental to its business. See Note P — Other Information for further discussion of the antidumping and countervailing duties investigation.

Item 1A. Risk Factors

Risk factors that may affect the Company's business, results of operations and financial condition are described in Part I, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2025, and there have been no material changes from the risk factors disclosed except as set forth below. Additional risks are discussed elsewhere in this report, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Forward-Looking Statements" and "Outlook."

Risks related to the Merger

The Merger may be delayed or may not be completed, and the Merger Agreement may be terminated in accordance with its terms. The completion of the merger is subject to the satisfaction or waiver of a number of conditions as specified in the Merger Agreement, including certain approvals by the Company’s shareholders and MasterBrand’s stockholders, respectively, and the expiration or termination of the applicable antitrust waiting period under the Hart-Scott Rodino Antitrust Improvements Act of

1976, as amended, as well as other customary closing conditions. No assurance can be given as to the timing of the satisfaction or waiver of these conditions or that these conditions will be satisfied or waived at all. Accordingly, there can no assurance as to whether or when the Merger will be completed.

In addition, either the Company or MasterBrand may terminate the Merger Agreement under certain circumstances, including if the Merger is not completed by August 5, 2026 (which date may be extended to May 5, 2027, under certain circumstances). If the Merger Agreement is terminated in certain circumstances, the Company may be required to pay MasterBrand a termination fee of $25 million.

Litigation relating to the Merger, if any, could delay or prevent the completion of the Merger and result in substantial costs to the Company. Governmental authorities or other third parties with appropriate standing may file litigation challenging the Merger and seeking an order enjoining or otherwise delaying or prohibiting the completion of the Merger. If any such litigation is successful, then such order may prevent the Merger from being completed, or from being completed within the expected time frame. There can be no assurance that the Company or any other defendants would be successful in the outcome of any potential future lawsuits. Even if a lawsuit is without merit, it could result in substantial costs to the Company and divert management time and resources.

Failure to complete the Merger could negatively impact the Company. If the Merger is not completed for any reason, the ongoing business and financial condition of the Company may be adversely affected, including in the following ways:
•it may experience negative reactions from the financial markets, including negative impacts on the market price of its common stock;
•it may experience negative reactions from its suppliers, distributors, vendors, customers or other third parties with whom it does business;
•it may experience negative reactions from employees;
•it will have incurred, and may continue to incur, significant costs relating to the Merger, such as investment banking, legal, accounting and financial advisor fees and expenses, that it may not be able to recover;
•it will have expended significant time and resources that could otherwise have been spent on its existing business or the pursuant of other opportunities without realizing any of the potential benefits associated with the Merger;
•it may face litigation related to the failure to complete the Merger or an enforcement proceeding with respect to its obligations under the Merger Agreement; and
•it, as discussed above, may, in certain circumstances, be required to pay a termination fee to MasterBrand.

In addition, if the Merger Agreement is terminated and the Company seeks an alternative transaction, there can be no guarantee that it will be able to find or complete an alternative transaction on more attractive terms than the Merger or at all.

The Merger Agreement contains provisions that limit the Company’s ability to pursue alternatives to the Merger and that could discourage other parties from trying to acquire or merge with the Company. The Merger Agreement contains provisions that restrict the Company’s ability to solicit, encourage, facilitate or participate in discussions or negations related to an alternative acquisition proposal or to take certain other actions related to an alternative acquisition proposal. Furthermore, there are only limited exceptions to the requirement under the Merger Agreement that the Company’s board of directors not change, withhold, withdraw, qualify, amend or modify (or publicly propose to change, withhold, withdraw, qualify, amend or modify) its recommendation that the Company’s shareholders approve the Merger Agreement and related plan of merger. Although the Company’s board of directors is permitted to effect a change of recommendation, after complying with certain procedures set forth in the Merger Agreement, in response to a superior acquisition proposal or intervening event if it determines in good faith, after consultation with its outside legal counsel and outside financial advisor, that a failure to change its recommendation in response to such superior acquisition proposal or intervening event would be inconsistent with its fiduciary duties under applicable law, its doing so would entitle MasterBrand to terminate the merger agreement and collect a termination fee from the Company in the amount of $25 million.

These provisions could discourage a potential competing acquirer from considering or proposing an acquisition or merger, even if it were prepared to pay consideration with a higher value than that implied in the Merger, or they could result in a potential competing acquirer proposing to pay a lower per share price than it might otherwise have proposed to pay because of the added expense of the termination fee.

The Merger Agreement restricts the Company’s business activities prior to the completion of the Merger. The Merger Agreement restricts the Company from entering into certain corporate transactions and taking certain other specified actions without the consent of MasterBrand and requires that the Company conduct its business in all material respects in the ordinary course and consistent with past practice until the completion of the Merger or the termination of the Merger Agreement. These restrictions, which could be in place for an extended period of time if the completion of the Merger is delayed, could prevent the Company from pursuing attractive business opportunities that may arise prior to completion of the Merger or from making appropriate changes to business or organizational structure. This could in turn adversely impact the Company’s results of operations, financial condition and cash flows.

The Merger, including uncertainty regarding the Merger, could disrupt the Company’s business relationships and adversely affect the Company’s ability to effectively manage its business. As discussed above, the completion of the Merger is subject to the satisfaction or waiver of several conditions. Many of these conditions are outside the Company’s control. Furthermore, both the Company and MasterBrand have certain rights to terminate the Merger Agreement. Accordingly, there may be uncertainty regarding the completion of the Merger. This uncertainty may cause customers, suppliers, vendors, strategic partners or other parties that have business relationships with the Company to delay or defer entering into contracts with, or making other decisions concerning, the Company or to seek to change or cancel existing business relationships with the Company, which could negatively affect the Company’s business regardless of whether the Merger is ultimately completed. This could in turn adversely impact the Company’s results of operations, financial condition and cash flows.

The Merger, regardless of whether it is completed, will continue to divert resources from ordinary operations, which could adversely affect the Company’s business. The Company has diverted the attention of management and other resources to the Merger. Whether or not the Merger is completed, the pendency of the Merger will continue to divert the attention of management and other resources from day-to-day operations to the completion of the Merger. This diversion of management attention and other resources could adversely affect the Company’s ongoing business regardless of whether the Merger is completed.

The Company has incurred and expects to continue to incur significant merger-related costs. The Company has incurred and expects to continue to incur a number of non-recurring costs associated with negotiating and completing the Merger. These costs and expenses have been, and will continue to be, significant. These costs and expenses include fees paid or payable to financial, legal and accounting advisors, potential employment-related costs, filing fees, printing expenses and other related charges. Some of these costs are payable by the Company regardless of whether the Merger is completed. While the Company has assumed that a certain level of expenses would be incurred in connection with the Merger, there are many factors beyond its control that could affect the total amount or the timing of these expenses. These costs and expenses could adversely impact the Company’s financial condition and liquidity.

Uncertainties associated with the Merger could negatively impact the Company’s ability to attract, motivate and retain management personnel and other key employees. Competition for qualified personnel can be intense. Current and prospective employees of the Company may experience uncertainty about their future role until strategies with regard to these employees are announced or executed, which may impair the Company’s ability to attract, retain and motivate key management, sales, marketing, and other personnel prior to completion of the Merger. Employee retention may be particularly challenging as employees may experience uncertainty about their future roles with the combined company. If the Company is unable to retain personnel, including key management personnel, it could face disruptions in its operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details share repurchases made by the Company during the first quarter of fiscal 2026:

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (000)
	(1)	Per Share	Programs	(1)
May 1 - 31, 2025	209,757	$59.12	209,757	$105,358
June 1 - 30, 2025	—	$—	—	$105,358
July 1 - 31, 2025	—	$—	—	$105,358
Quarter ended July 31, 2025	209,757	$59.1216	209,757	$105,358

(1) Under a stock repurchase authorization approved by the Board on November 29, 2023, the Company was authorized to purchase up to $125 million of the Company's common shares. On November 20, 2024, the Board authorized an additional stock repurchase program of up to $125 million of the Company's outstanding common shares. This authorization is in addition to the stock repurchase program authorized on November 29, 2023. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the October 10, 2024 A&R Credit Agreement, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management generally expects to fund any share repurchases using available cash and cash equivalents, as well as cash generated from operating activities. Repurchased shares became authorized but unissued common shares. The Company purchased a total of 209,757 common shares, for an aggregate purchase price of $12.4 million, during the first quarter of fiscal 2026 under the authorization pursuant to a repurchase plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Due to the terms of the Merger Agreement, the Company does not currently expect to repurchase additional shares.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended July 31, 2025, none of the Company’s directors or executive officers adopted, terminated or modified a "Rule 10b5-1 trading agreement" or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Bylaw Amendment

On August 20, 2025, the Board approved an amendment to Article II, Section 2 of the Company's Bylaws. The amendment will decrease the number of directors of the Company from nine to eight. The full text of the Bylaws of the Company, marked to show the change, is attached as Exhibit 3.2 to this report and is incorporated in response to this Item by reference thereto.

Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of American Woodmark Corporation held on August 21, 2025, the holders of 13,385,379 of the 14,503,377 shares of the Company's common stock outstanding voted on one or more matters either in person at the meeting or by duly executed and delivered proxies. The shareholders approved the items outlined in the Company's Proxy Statement that was sent to shareholders and filed with the SEC in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

The following items were approved at the Company's Annual Meeting:

	Votes	Votes	Broker
	"FOR"	"WITHHELD"	"NON-VOTES"

1. Election of the Board of Directors:
Latasha M. Akoma	12,967,268	52,975	365,136
Andrew B. Cogan	12,825,785	194,458	365,136
M. Scott Culbreth	12,827,180	193,063	365,136
Philip D. Fracassa	12,922,401	97,842	365,136
Daniel T. Hendrix	12,738,975	281,268	365,136
David A. Rodriguez	12,511,293	508,950	365,136
Vance W. Tang	12,518,062	502,181	365,136
Emily C. Videtto	11,548,140	1,472,103	365,136

	Votes	Votes	Votes	Broker
	"FOR"	"AGAINST"	"ABSTAINED"	"NON-VOTES"

2. Ratification of Selection of Independent Registered Public Accounting Firm	13,281,607	97,778	5,994	—

3. Advisory Vote to Approve Executive Compensation	12,471,894	480,820	67,529	365,136

Item 6. Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of August 5, 2025, by and among MasterBrand, Inc., Maple Merger Sub, Inc. and American Woodmark Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed August 6, 2025, Commission File No. 000-14798).*

3.1	Articles of Incorporation as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended July 31, 2004; Commission File No. 000-14798).

3.2	Bylaws – as amended effective August 20, 2025 (Filed Herewith).

10.1
Form of Grant Letter used in connection with the grant of restricted stock units awarded July 3, 2025 under the American Woodmark Corporation 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 8, 2025; Commission File No. 000-14798).**

10.2	Employment Agreement for Mr. Jimmy Mason (Filed Herewith).**

31.1	Certification of the Chief Executive Officer and Interim Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1
Certification of the Chief Executive Officer and Interim Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

101
Interactive Data File for the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2025 formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*Certain schedules and exhibits have been omitted as permitted by Item 601 of Regulation S-K.
**Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN WOODMARK CORPORATION
(Registrant)

/s/ M. Scott Culbreth
M. Scott Culbreth
President and Chief Executive Officer

Date: August 26, 2025
Signing on behalf of the registrant and
as principal financial and accounting officer