Form 10-Q
period 2025-10-31
AMERICAN WOODMARK CORP
filed 2025-11-25
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
or
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

As of November 24, 2025, 14,569,170 shares of the Registrant's Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	October 31, 2025	April 30, 2025
ASSETS
Current Assets
Cash and cash equivalents	$52,066	$48,195
Customer receivables, net	104,191	111,171
Inventories	184,836	178,111
Income taxes receivable	4,986	2,567
Prepaid expenses and other assets	35,289	24,409
Total Current Assets	381,368	364,453

Property, plant and equipment, net	238,970	244,989
Operating lease right-of-use assets	116,877	128,907
Goodwill	767,612	767,612
Promotional displays, net	4,713	3,992
Deferred income taxes	6,615	11,486
Other long-term assets, net	49,696	49,130
TOTAL ASSETS	$1,565,851	$1,570,569

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$55,058	$50,294
Current maturities of long-term debt	7,501	7,659
Short-term lease liability - operating	33,383	33,598
Accrued compensation and related expenses	48,000	51,511
Accrued marketing expenses	15,167	12,209
Other accrued expenses	18,156	27,671
Total Current Liabilities	177,265	182,942

Long-term debt, less current maturities	363,284	365,825
Deferred income taxes	3,792	—
Long-term lease liability - operating	90,570	102,846
Other long-term liabilities	2,700	2,958

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at October 31, 2025: 14,569,170; at April 30, 2025: 14,612,706	345,910	346,453
Retained earnings	581,702	568,990
Accumulated other comprehensive income	628	555
Total Shareholders' Equity	928,240	915,998
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,565,851	$1,570,569

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2025	2024	2025	2024

Net sales	$394,637	$452,482	$797,683	$911,610
Cost of sales and distribution	334,734	366,771	670,290	733,033
Gross Profit	59,903	85,711	127,393	178,577

Selling and marketing expenses	21,728	21,738	45,291	46,075
General and administrative expenses	24,368	20,237	47,281	41,739
Restructuring charges, net	1,458	1,133	2,280	1,133
Operating Income	12,349	42,603	32,541	89,630

Interest expense, net	4,531	2,448	8,667	4,738
Other (income) expense, net	(1,079)	4,702	(4,698)	9,942
Income Before Income Taxes	8,897	35,453	28,572	74,950

Income tax expense	2,800	7,767	7,880	17,631

Net Income	$6,097	$27,686	$20,692	$57,319

Weighted Average Shares Outstanding
Basic	14,566,439	15,327,191	14,538,580	15,438,854
Diluted	14,622,814	15,435,311	14,601,845	15,557,210

Earnings per share
Basic	$0.42	$1.81	$1.42	$3.71
Diluted	$0.42	$1.79	$1.42	$3.68

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2025	2024	2025	2024

Net income	$6,097	$27,686	$20,692	$57,319

Other comprehensive (loss) income, net of tax:
Change in cash flow hedges (swap), net of taxes (benefit) of $(261) and $(640), and $24 and $(1,359) for the three- and six-months ended October 31, 2025 and 2024, respectively	(778)	(1,903)	73	(4,045)

Total Comprehensive Income	$5,319	$25,783	$20,765	$53,274

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands,except share data)
(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
	SHARES	AMOUNT	EARNINGS	INCOME	EQUITY
Balance, April 30, 2024	15,653,463	$359,784	$543,274	$7,318	$910,376

Net income	—	—	29,633	—	29,633
Other comprehensive loss,
net of tax	—	—	—	(2,142)	(2,142)
Stock-based compensation	—	2,941	—	—	2,941
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	46,959	(2,730)	—	—	(2,730)
Stock repurchases	(271,460)	(5,525)	(18,714)	—	(24,239)
Balance, July 31, 2024	15,428,962	$354,470	$554,193	$5,176	$913,839

Net income	—	—	27,686	—	27,686
Other comprehensive loss,
net of tax	—	—	—	(1,903)	(1,903)
Stock-based compensation	—	2,864	—	—	2,864
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	28,840	—	—	—	—
Stock repurchases	(348,877)	(7,232)	(25,467)	—	(32,699)
Employee benefit plan
contributions	52,350	5,275	—	—	5,275
Balance, October 31, 2024	15,161,275	$355,377	$556,412	$3,273	$915,062

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
	SHARES	AMOUNT	EARNINGS	INCOME	EQUITY

Balance, April 30, 2025	14,612,706	$346,453	$568,990	$555	$915,998

Net income	—	—	14,595	—	14,595
Other comprehensive income,
net of tax	—	—	—	851	851
Stock-based compensation	—	2,260	—	—	2,260
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	100,578	(3,894)	—	—	(3,894)
Stock repurchases	(209,757)	(4,427)	(7,980)	—	(12,407)
Employee benefit plan
contributions	54,508	2,896	—	—	2,896
Balance, July 31, 2025	14,558,035	$343,288	$575,605	$1,406	$920,299

Net income	—	—	6,097	—	6,097
Other comprehensive loss,
net of tax	—	—	—	(778)	(778)
Stock-based compensation	—	2,627	—	—	2,627
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	11,135	(5)	—	—	(5)
Balance, October 31, 2025	14,569,170	$345,910	$581,702	$628	$928,240

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	October 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$20,692	$57,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,199	26,268
Net loss on disposal of property, plant and equipment	609	142
Reduction in the carrying amount of operating lease right-of-use assets	20,003	18,579
Amortization of debt issuance costs	407	414
Change in fair value of foreign exchange forward contracts	(4,614)	9,684
Stock-based compensation expense	4,887	5,805
Deferred income taxes	8,480	(3,928)
Net loss on debt modification	—	364
Contributions of employer stock to employee benefit plan	2,896	5,275
Other non-cash items	2,851	2,464
Changes in operating assets and liabilities:
Customer receivables, net	6,242	(5,754)
Income taxes receivable/payable	(2,418)	1,759
Inventories	(9,335)	(27,856)
Prepaid expenses and other assets	(15,613)	(7,395)
Accounts payable	713	(1,097)
Accrued compensation and related expenses	(3,315)	(10,131)
Operating lease liabilities	(20,464)	(18,368)
Marketing and other accrued expenses	31	(811)
Net Cash Provided by Operating Activities	44,251	52,733

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(18,344)	(22,115)
Proceeds from sales of property, plant and equipment	16	5
Investment in promotional displays	(1,893)	(477)
Net Cash Used by Investing Activities	(20,221)	(22,587)

FINANCING ACTIVITIES
Payments of long-term debt	(3,853)	(1,407)
Repurchase of common stock	(12,407)	(56,493)
Withholding of employee taxes related to stock-based compensation	(3,899)	(2,730)
Debt issuance cost	—	(197)
Net Cash Used by Financing Activities	(20,159)	(60,827)

Net increase (decrease) in Cash and Cash Equivalents	3,871	(30,681)

	Six Months Ended
	October 31,
	2025	2024

Cash and Cash Equivalents, Beginning of Period	48,195	87,398

Cash and Cash Equivalents, End of Period	$52,066	$56,717

Supplemental cash flow information:
Non-cash investing and financing activities:
Modification of long-term debt	$—	$2,708
Property, plant and equipment	$4,050	$5,801

Cash paid during the period for:
Interest	$10,169	$7,534
Income taxes	$2,655	$18,985

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended October 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2026 ("fiscal 2026"). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2025 ("fiscal 2025") filed with the U.S. Securities and Exchange Commission ("SEC").

Merger: On August 5, 2025, American Woodmark Corporation (“American Woodmark,” “the Company,” “we,” “our,” or “us”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MasterBrand, Inc. ("MasterBrand"), and Maple Merger Sub, Inc., a Virginia corporation and wholly owned subsidiary of MasterBrand (“Merger Sub”), providing for Merger Sub, at closing, to merge with and into the Company with the Company surviving as a wholly owned subsidiary of MasterBrand (the “Merger”). Under the terms of the Merger Agreement, at the effective time of the Merger, each share of Company common stock outstanding immediately prior to the effective time will be automatically converted into the right to receive 5.15 shares of MasterBrand common stock. Following completion of the Merger, it is estimated that former holders of the Company's common stock will own approximately 37% and holders of MasterBrand common stock will own approximately 63% of the common stock of the combined company, on a fully diluted basis, based on the number of shares of MasterBrand common stock and the Company’s common stock outstanding as of immediately prior to the execution of the Merger Agreement.

The Merger is currently expected to close in early calendar year 2026, subject to the receipt of clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the satisfaction or waiver of other customary closing conditions. Both companies received the necessary shareholder approval at their respective special meetings of shareholders held on October 30, 2025. On November 7, 2025, MasterBrand and American Woodmark each received a Request for Additional Information and Documentary Material from the U.S. Federal Trade Commission in connection with the Merger. The Company has incurred expenses related to the Merger of approximately $6.5 million and $9.3 million for the three- and six-months ended October 31, 2025, respectively, which are included in general and administrative expenses in the condensed consolidated statements of income.

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

The Company included the implied consideration of the merger transaction discussed above in its evaluation of indicators of impairment as of October 31, 2025. There were no impairment charges related to goodwill for the three- and six-month periods ended October 31, 2025 and 2024. The Company will continue to evaluate the implied consideration of the merger transaction against its carrying value, which could result in future impairment charges given, among other factors, the volatility in the Company’s stock price.

Cloud Computing Software, Net: Cloud computing software is stated on the basis of cost less accumulated amortization. Amortization is calculated using the straight-line method over the estimated useful lives of the related assets, which range from

3 to 8 years. As of October 31, 2025, $43.9 million was recorded in other long-term assets, net on the condensed consolidated balance sheets for cloud computing software.

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

The Company uses interest rate swap contracts to manage interest rate exposures. The Company records outstanding swap contracts in the condensed consolidated balance sheets at fair value. Changes in the fair value of interest rate swap contracts are designated as cash flow hedges, recorded in accumulated other comprehensive income, and subsequently reclassified into net income in the period the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in net income.

The Company also manages risks through the use of foreign exchange forward contracts. The Company recognizes its outstanding forward contracts in the condensed consolidated balance sheets at fair value. The Company has both forwards that are designated as accounting hedges and that are not designated as accounting hedges. See Note K — Derivative Financial Instruments for additional information.

Note B--New Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-06 “Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." The amendments in this ASU are intended to modernize the accounting for and disclosure of software costs. The ASU may be applied prospectively, retrospectively or via a modified transition approach and is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impacts of this ASU on its consolidated financial statements.

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

In December 2023, the FASB issued ASU No. 2023-09 “Improvements to Income Tax Disclosures.” The amendments in this ASU are intended to increase transparency through improvements to income tax disclosures primarily related to the income tax rate reconciliation and income taxes paid information. This standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the disclosure impacts of ASU 2023-09 on its consolidated financial statements and related disclosures; however, it does not expect this update to have an impact on its financial condition or results of operations.

Note C--Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator used in basic and diluted net earnings
per common share:
Net income	$6,097	$27,686	$20,692	$57,319
Denominator:
Denominator for basic earnings per common
share - weighted-average shares	14,566	15,327	14,539	15,439
Effect of dilutive securities:
Stock options and restricted stock units	57	108	63	118
Denominator for diluted earnings per common
share - weighted-average shares and assumed
conversions	14,623	15,435	14,602	15,557
Earnings per share
Basic	$0.42	$1.81	$1.42	$3.71
Diluted	$0.42	$1.79	$1.42	$3.68

There were no potentially dilutive securities for the three- and six-month periods ended October 31, 2025 and 2024, which were excluded from the calculation of earnings per diluted share.

Note D--Stock-Based Compensation

The Company has various stock-based compensation plans. During the six-months ended October 31, 2025, the Board of Directors (the "Board") approved grants of service-based restricted stock units ("RSUs") to non-employee directors. These service-based RSUs (i) vest daily through the end of the one-year vesting period as long as the recipient continuously remains a member of the Board and (ii) entitle the recipient to receive one share of the Company's common stock per unit vested. The Board also approved grants of service-based RSUs and performance-based RSUs to key employees. The performance-based RSUs entitle the recipients to receive one share of the Company's common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units cliff vest at the end of the three-year vesting period. The service-based RSUs granted to key employees entitle the recipients to receive one share of the Company's common stock per unit granted if they remain continuously employed with the Company until the units vest. Service-based RSUs granted to employees vest one-third on each of the first, second and third anniversaries of the grant date. The Board also approved special retention awards to the Company's executive officers. The special retention awards consist of service-based RSUs that cliff vest one year from the date of award. The Compensation Committee of the Board approved these special retention awards to maintain the continuity of the Company’s management team, promote retention of critical leadership talent and focus on long-term value creation by further aligning management’s interests with those of the Company’s shareholders, following the departure of the Company’s chief financial officer during a challenging business environment and increased economic uncertainty. The fair value of the Company's RSU awards is expensed on a straight-line basis over the vesting period of the RSUs to the extent the Company believes it is probable the related performance criteria, if any, will be met.

The following table summarizes the Company's stock-based compensations grants for the six months ended October 31, 2025:

(in thousands, except per share amounts)	Stock Awards Granted
Service-based RSUs	129,510
Performance-based RSUs	158,010

For the three- and six-month periods ended October 31, 2025 and 2024, stock-based compensation expense was allocated as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2025	2024	2025	2024
Cost of sales and distribution	$544	$596	$1,068	$1,136
Selling and marketing expenses	494	487	960	1,061
General and administrative expenses	1,589	1,781	2,859	3,608
Stock-based compensation expense	$2,627	$2,864	$4,887	$5,805

Note E--Customer Receivables, Net

The components of customer receivables, net were:

	October 31,	April 30,
(in thousands)	2025	2025
Gross customer receivables	$111,624	$118,285
Less:
Allowance for credit losses	(314)	(234)
Allowance for returns and discounts	(7,119)	(6,880)

Customer receivables, net	$104,191	$111,171

Note F--Inventories

The components of inventories were:

	October 31,	April 30,
(in thousands)	2025	2025
Raw materials	$82,564	$79,258
Work-in-process	42,862	47,979
Finished goods	59,410	50,874

Total inventories	$184,836	$178,111

Note G--Property, Plant and Equipment, Net

The components of property, plant and equipment, net were:

	October 31,	April 30,
(in thousands)	2025	2025
Land	$4,369	$4,264
Buildings and improvements	134,475	133,251
Buildings and improvements - finance leases	11,164	11,164
Machinery and equipment	423,999	410,287
Machinery and equipment - finance leases	30,434	32,434
Software	34,539	34,107
Construction in progress	21,330	24,105
Total property, plant and equipment	660,310	649,612
Less accumulated depreciation and amortization	(421,340)	(404,623)

Property, plant and equipment, net	$238,970	$244,989

Depreciation and amortization expense on property, plant and equipment, net amounted to $12.9 million and $11.9 million for the three-months ended October 31, 2025 and 2024, respectively and $25.5 million and $23.1 million for the six-months ended October 31, 2025 and 2024, respectively. Accumulated amortization on finance leases included in the above table amounted to $30.3 million and $31.5 million as of October 31, 2025 and April 30, 2025, respectively.

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

The following is a reconciliation of the Company's warranty liability, which is included in other accrued expenses on the condensed consolidated balance sheets:

	Six Months Ended
	October 31,
(in thousands)	2025	2024
Beginning balance at May 1	$4,161	$5,581
Accrual	8,708	9,799
Settlements	(8,857)	(10,436)

Ending balance at October 31	$4,012	$4,944

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

The following table summarizes the fair value of assets and liabilities that are recorded in the Company's condensed consolidated financial statements as of October 31, 2025 and April 30, 2025 at fair value on a recurring basis:

	Fair Value Measurements
	As of October 31, 2025
(in thousands)	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$183	$—	$—
Interest rate swap contracts	—	374	—
Foreign exchange forward contracts	—	1,000	—
Total assets at fair value	$183	$1,374	$—

LIABILITIES:
Foreign exchange forward contracts	$—	$465	$—

	As of April 30, 2025
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$163	$—	$—
Interest rate swap contracts	—	419	—
Foreign exchange forward contracts	—	325	—
Total assets at fair value	$163	$744	$—

LIABILITIES:
Foreign exchange forward contracts	$—	$5,079	$—

There were no transfers between Level 1, Level 2, or Level 3 for assets or liabilities measured at fair value on a recurring basis.

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

As of October 31, 2025 and April 30, 2025, approximately $195.0 million and $197.5 million, respectively, was outstanding under the Term Loan Facility. As of both October 31, 2025 and April 30, 2025, $173.4 million was outstanding under the Revolving Facility. Outstanding letters of credit under the Revolving Facility were $11.4 million as of October 31, 2025, leaving approximately $315.2 million in available capacity under the Revolving Facility as of October 31, 2025. The outstanding balances noted above approximate fair value as the facilities under the A&R Credit Facility have a floating interest rate.

Amounts outstanding under the Term Loan Facility and the Revolving Facility bear interest based on a fluctuating rate measured by reference to either, at the Company's option, a base rate plus an applicable margin or Secured Overnight Financing Rate ("SOFR") (as defined in the A&R Credit Agreement) plus an applicable margin, with the applicable margin being determined by reference to the Company's then-current Secured Net Leverage Ratio (as defined in the A&R Credit Agreement). The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company's then-current Secured Net Leverage Ratio. In addition, a letter of credit fee accrues on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on Term SOFR loans, payable quarterly in arrears. As of October 31, 2025, the applicable margin with respect to base rate loans and Term SOFR loans was 0.50% and 1.50%, respectively, and the commitment fee was 0.23%.

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

As of October 31, 2025, the Company was in compliance with all covenants included in the A&R Credit Agreement.

The Company's obligations under the A&R Credit Agreement are guaranteed by the Company's domestic subsidiaries, and the obligations of the Company and its domestic subsidiaries under the A&R Credit Agreement and their guarantees, respectively, are secured by a pledge of substantially all of their respective personal property.

Note K--Derivative Financial Instruments

Interest Rate Swap Contracts

The Company enters into interest rate swap contracts to manage variability in the amount of known or expected cash payments related to portions of its variable rate debt. The interest rate swaps are designated as cash flow hedges. Changes in fair value are recorded to other comprehensive (loss) income, net of tax. The risk management objective in using interest rate swaps is to add stability to interest expense and to manage the Company's exposure to interest rate movements. The interest rate swaps economically convert a portion of the variable-rate debt to fixed-rate debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the contract agreements without exchange of the underlying notional amount. Realized gains or losses in connection with required interest payments on interest rate swaps are recorded in pre-tax net income, as a component of interest expense, net to offset variability in interest expense associated with the underlying debt's cash flows.

On May 28, 2021, the Company entered into four interest rate swaps with an aggregate notional amount of $200 million to hedge part of the variable-rate interest payments under the Term Loan Facility. The interest rate swaps became effective on May 28, 2021, and terminated on May 30, 2025. The Company received floating interest payments monthly based on one-month SOFR and paid a fixed-rate of 0.53% to the counterparty. On April 29, 2025, the Company entered into five interest rate swaps with an aggregate notional amount of $200 million in year one and $150 million in year two to hedge part of the variable rate interest payments under the Term Loan Facility. The interest rate swaps became effective on May 30, 2025 and will terminate on May 31, 2027. The Company receives floating interest payments monthly based on one-month SOFR and pays a fixed rate of 3.40% to the counterparty.

For the three- and six-month period ended October 31, 2025, unrealized (losses) gains, net of deferred taxes, of ($0.4) million and $0.8 million, respectively, were recorded in other comprehensive (loss) income, net of tax; and $0.3 million and $1.0 million of realized gains, net of deferred taxes, were reclassified out of accumulated other comprehensive income to interest expense, net, due to interest received from and payments made to the swap counterparties. For the three- and six-month period ended October 31, 2024, unrealized gains, net of deferred taxes, of ($0.1) million and ($0.5) million, respectively, were recorded in other comprehensive (loss) income, net of tax; and $1.8 million and $3.6 million of realized gains, net of deferred taxes, were reclassified out of accumulated other comprehensive income to interest expense, net, due to interest received from and payments made to the swap counterparties.

As of October 31, 2025, the Company anticipates reclassifying approximately $0.3 million of net hedging gains from accumulated other comprehensive income into earnings during the next 12 months to offset the variability of the hedged items during this period.

The fair value of the derivative instruments is included in both prepaid expenses and other assets and other long-term liabilities on the condensed consolidated balance sheets, depending on the expected timing of settlement. Amounts expected to be realized within the next 12 months are classified as prepaid expenses and other assets, while the remaining portion is classified as long-term liabilities.

Foreign Exchange Forward Contracts

At October 31, 2025, the Company held a target accrual redemption forward agreement to purchase Mexican Pesos across 11 defined fixings. These fixings allow for U.S. dollars to be converted into Pesos at a rate of 18.25 Pesos to one U.S. Dollar. Cumulative profit is capped at an aggregate of approximately $1.8 million over the shorter of the life of the contract fixings or the utilization of the cap. If the spot rate is between 18.25 and 19.00 for a defined fixing then the Company purchases at the spot rate and the profit cap is not impacted. As of October 31, 2025, a liability of $0.5 million is recorded in other accrued expenses on the condensed consolidated balance sheets.

The Company entered into three forward contracts between January 2025 and July 2025 to purchase $265.8 million Mexican Pesos at a cost of $12.9 million with a forward rate between 19.49 and 22.09. The forward contracts are designated as a hedge of the forecasted expenses relating to Mexican Peso expenses from May 2026 to November 2026. For the three- and six-months ending October 31, 2025, unrealized gains, net of deferred taxes, were $0.2 million and $0.5 million, respectively, and were recorded in other comprehensive (loss) income, net of tax. The transaction is to hedge Peso-denominated expenses against the risk of variability in foreign currency exchange rates between the Peso and U.S. Dollar.

Note L--Income Taxes

The effective income tax rates for the three- and six-month periods ended October 31, 2025 was 31.5% and 27.6%, respectively, compared with 21.9% and 23.5% in the comparable periods in the prior fiscal year. The effective rate for the three- and six-month periods ended October 31, 2025 was higher than the comparable prior year period primarily due to unfavorable stock compensation shortfall and non-deductible merger-related costs recognized in the current period.

During the six-months ended October 31, 2025, new tax legislation was enacted under the One Big Beautiful Bill Act (the “Act”). The Act includes a wide range of tax provisions that could impact the Company’s financial results in fiscal 2026 and future periods. Significant impacts stemming from the Act include 2025 and future expensing of U.S. based research and development expenditures under Internal Revenue Code Section 174, coupled with the option to deduct previously capitalized research and development expenditures. The Act also reestablished elective 100% initial-year bonus depreciation. The Company does not expect the Act to have a material impact on income tax expense. The Company is awaiting guidance from the U.S. Department of the Treasury and will continue to evaluate the full impact of the Act.

Note M--Revenue Recognition

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing, and uncertainty of revenues and cash flows affected by economic factors. The following table disaggregates our consolidated net sales by major sales distribution channels for the three- and six-months ended October 31, 2025 and 2024:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2025	2024	2025	2024
Home center retailers	$166,704	$177,135	$328,749	$352,788
Builders	164,730	205,143	335,680	415,258
Independent dealers and distributors	63,203	70,204	133,254	143,564
Net Sales	$394,637	$452,482	$797,683	$911,610

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

As of October 31, 2025, the Company's two largest customers, Customers A and B, represented 38.8% and 14.3% of the Company's gross customer receivables, respectively. As of October 31, 2024, Customers A and B represented 33.8% and 16.2% of the Company's gross customer receivables, respectively.

The following table summarizes the percentage of net sales attributable to the Company's two largest customers for the three- and six-months ended October 31, 2025 and 2024:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
Customer A	32.2%	28.0%	31.2%	27.4%
Customer B	10.0%	11.1%	10.0%	11.3%

Note O--Restructuring

The Company recognized total pre-tax restructuring charges, net of $1.5 million and $2.3 million during the three- and six-months ended October 31, 2025, respectively, and $1.1 million during the three- and six-months ended October 31, 2024. The charges are the result of reductions in force implemented in the first half of fiscal 2026 in the U.S. and Mexico, the closure of the distribution facility located in Dallas, Texas, which was announced in August 2025, and the closure of the manufacturing facility located in Orange, Virginia, which was announced in January 2025. Restructuring charges recognized during the first half of fiscal 2025 related to a reduction in force implemented in the second quarter of fiscal 2025.

A reserve of $0.5 million for restructuring charges is included in accrued compensation and related expenses in the condensed consolidated balance sheet as of October 31, 2025, which relates to employee termination costs accrued but not yet paid as follows:

October 31,
(in thousands)	2025
Restructuring reserve balance at May 1	$434
Expense	1,524
Payments and adjustments	(1,506)
Restructuring reserve balance at October 31	$452

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

The Company believes that the aggregate range of losses stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of October 31, 2025, with the exception of the Antidumping and Countervailing Duties Investigation discussed below.

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

Included in the Final Determination is a list of Vietnamese suppliers not eligible for certification. AD and CVD cash deposits of 206% are required for imports from the Vietnamese suppliers not eligible for certification. Many of the Vietnamese suppliers appealed their inclusion on the ineligible for certification list in the Preliminary Determination. Because two of the Company’s primary Vietnamese plywood vendors remained on the ineligible for certification list in the Final Determination, the Company recorded a loss on unliquidated customs entries as of Final Determination in July 2023. The loss recorded in the first quarter of fiscal 2024 was $4.9 million, or $3.7 million net of tax. Through the second fiscal quarter of 2026, the Company has remitted deposits of $3.8 million pursuant to the Final Determination. Our last order was placed with these vendors in June 2022. In May 2025, the DOC issued the Final Results of Administrative Reviews of the Antidumping and Countervailing Duty Orders (“Final Review”). The Final Review found the two Company vendors eligible for certification. The Final Review was not appealed by the petitioners, and the DOC has 6 months to issue refunds of the deposits the Company remitted. On November 7, 2025, subsequent to fiscal quarter end, U.S. Customs and Border Protection finalized and liquidated the remaining applicable customs entries and has issued refunds of the previously remitted $3.8 million deposits. The Company will record the gain for these refunds once the cash is received.

Note Q--Segment Information

The Company operates as a single operating segment and reportable segment reflecting the integrated nature of its operations across various products, manufacturing platforms and sales channels across the United States and Mexico. Our chief operating decision maker (“CODM”) is our President and Chief Executive Officer, who has final authority over resource allocation decisions, performance assessments, and key operating decisions.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes, both of which are included in Part I, Item 1 of this report. The Company's critical accounting policies are included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2025.

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
•a delay in or failure to complete the proposed Merger with MasterBrand, Inc. whether due to an inability by either party to satisfy one or more conditions to closing, the occurrence of events or changes in circumstances that give rise to the termination of the Merger Agreement by either party, or otherwise;
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

Overview

The Company manufactures and distributes kitchen, bath, and home organization products for the remodeling and new home construction markets. Our products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors. As of October 31, 2025, the Company operated 17 manufacturing facilities in the United States and Mexico, and eight primary service centers, and one distribution center located throughout the United States.

The three-month period ended October 31, 2025 was the Company's second quarter of its fiscal year that ends on April 30, 2026 ("fiscal 2026").

On August 5, 2025, the Company entered into a Merger Agreement with MasterBrand and Merger Sub, providing for Merger Sub, at closing, to merge with and into the Company with the Company surviving as a wholly owned subsidiary of the Merger. See Note A – Basis of Presentation for more information.

Tariffs

The Company continues to actively monitor recent trade policy and tariff announcements, including the recently announced Trade Expansion Act of 1962 (Section 232) tariffs on softwood timber and lumber, certain kitchen cabinets and bathroom vanities, and certain upholstered wooden furniture, effective October 14, 2025. Increased restrictions on global trade, including an increase in U.S. tariffs and any retaliatory responses thereto, have resulted in and could further result in, among other things, increased input costs, supply chain disruptions, decreased consumer demand and volatility in foreign exchange rates and financial markets. We continue to analyze the impact of these actions and adjust our mitigation strategy, including pricing, productivity and repositioning our supply chain to offset the impact of the tariff exposure as trade policy evolves. The uncertain and evolving market dynamics and global trade environment, including the imposition of the tariffs noted above, could have a material adverse effect on the Company’s business, financial condition, and results of operations. We estimate the unmitigated tariff impact at the current rates, in effect as of today's date, to represent approximately 4-4.5% of the Company’s annualized net sales with the impact varying by product category. This impact does not include the potential increase on Section 232 tariffs to 50%.

Financial Overview

The Company was impacted by the following macro-economic trends during the second quarter of fiscal 2026:

•Existing home sales remain at thirty-year lows, the median price per existing home sold increased during the third calendar quarter of 2025 compared to the same period one year ago by 3.1% according to data provided by the National Association of Realtors, and existing home sales decreased 6.1% during the third calendar quarter of 2025 compared to the same period in the prior year;

•The unemployment rate increased to 4.4% as of September 2025 compared to 4.1% as of October 2024, and 4.2% in April 2025, according to data provided by the U.S. Department of Labor;
•Mortgage interest rates decreased with a thirty-year fixed mortgage rate of approximately 6.2% in October 2025, when compared to the same period in the prior year, according to Freddie Mac;
•Consumer sentiment as tracked by Thomson Reuters/University of Michigan decreased from 70.5 in October 2024 to 53.6 in October 2025; and
•The inflation rate as of September 2025 was 3.0%, compared to 2.6% in October 2024 and 2.3% in April 2025 according to data provided by the U.S. Department of Labor.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, home-owner equity, and housing affordability.

The Company earned net income of $6.1 million, or 1.5% of net sales, for the second quarter of fiscal 2026, compared with $27.7 million, or 6.1% of net sales, in the same period of the prior year, and earned net income of $20.7 million, or 2.6% of net sales, for the first six months of fiscal 2026, compared with $57.3 million, or 6.3% of net sales, in the same period of the prior year.

The Company recognized $1.5 million of total pre-tax restructuring charges, net during the second quarter of fiscal 2026 and $2.3 million of total pre-tax restructuring charges, net during the first six months of fiscal 2026, related to a reduction in force implemented in the first half of fiscal 2026 in the United States and Mexico, the closure of the Dallas, Texas distribution facility approved in the second quarter of fiscal 2026, and the closure of the manufacturing plant in Orange, Virginia approved in the third quarter of fiscal 2025. See Note O — Restructuring Charges, Net for further discussion.

Results of Operations

	Three Months Ended			Six Months Ended
	October 31,			October 31,
(in thousands)	2025	2024	Percent Change	2025	2024	Percent Change

Net sales	$394,637	$452,482	(12.8)%	$797,683	$911,610	(12.5)%
Gross profit	$59,903	$85,711	(30.1)%	$127,393	$178,577	(28.7)%
Selling and marketing expenses	$21,728	$21,738	—%	$45,291	$46,075	(1.7)%
General and administrative expenses	$24,368	$20,237	20.4%	$47,281	$41,739	13.3%

Net Sales

Net sales were $394.6 million for the second quarter of fiscal 2026, a decrease of $57.8 million or 12.8% compared to the same period of fiscal 2025. For the first half of fiscal 2026, net sales were $797.7 million, reflecting a $113.9 million or 12.5% decrease compared to the same period of fiscal 2025. The Company's remodeling sales, which consist of our independent dealer and distributor sales and home center retail sales, decreased 7.0% during the second quarter of fiscal 2026 and 6.9% during the first six months of fiscal 2026 compared to the same prior year periods. Our independent dealer and distributor channel decreased 10.0% during the second quarter and 7.2% during the first six months of fiscal 2026 compared to the comparable prior year periods. Our home center channel decreased by 5.9% during the second quarter of fiscal 2026 and 6.8% during the first six months of fiscal 2026 compared to the same periods of fiscal 2025. Demand trends remain under pressure for our made-to-order and stock kitchen products primarily due to lower in-store traffic rates, consumers prioritizing smaller sized projects, and consumers shifting preferences towards more affordable, value-based product offerings.

Builder sales decreased 19.7% in the second quarter of fiscal 2026 and 19.2% during the first six months of fiscal 2026 compared to the same prior year periods. The Company believes that fluctuations in single-family housing starts and completions are the best indicator of new construction cabinet activity. Assuming a sixty- to ninety-day lag between housing starts and the installation of cabinetry, single-family housing starts decreased 2.7% during the second quarter of fiscal 2026 over the comparable prior year period, according to the U.S. Department of Commerce. We are experiencing a retraction in the new construction market related to move-in ready homes, mix of products being used, high mortgage rates, weaker consumer confidence, and government policy related uncertainty.

Gross Profit

Gross profit margin for the second quarter of fiscal 2026 was 15.2% compared with 18.9% for the same period of fiscal 2025, representing a 370 basis point decrease. Gross profit margin for the first six months of fiscal 2026 was 16.0% compared with 19.6% for the same period of fiscal 2025, representing a 360 basis point decrease. Gross profit margin in the second quarter and first half of fiscal 2026 was negatively impacted by lower sales volumes, an unfavorable mix shift towards more affordable, value-based offerings, fixed cost deleverage across our operations, and higher tariff and product input costs, partially offset by lower volume-based costs at our operating locations, as well as cost savings initiatives within our manufacturing platforms and controlled discretionary spending.

Selling and Marketing Expenses

Selling and marketing expenses remained relatively flat during the second quarter of fiscal 2026 and decreased $0.8 million or 1.7% during the first half of fiscal 2026, compared to the same periods of the prior year. Selling and marketing expenses were 5.5% of net sales in the second quarter of fiscal 2026, compared with 4.8% for the same period of fiscal 2025. Selling and marketing expenses were 5.7% of net sales in the first six months of fiscal 2026, compared with 5.1% for the same period of fiscal 2025. The increase in selling and marketing expenses as a percentage of net sales during the first half of fiscal 2026 was primarily attributed to a decline in net sales. Costs decreased during the first half of fiscal 2026 due to timing of marketing-related product launch costs, timing of digital and print media, and controlled discretionary spending.

General and Administrative Expenses

General and administrative expenses increased by $4.1 million or 20.4% during the second quarter of fiscal 2026 and $5.5 million or 13.3% during the first half of fiscal 2026, compared to the same periods of the prior year. General and administrative expenses were 6.2% of net sales in the second quarter of fiscal 2026, compared with 4.5% of net sales in the second quarter of fiscal 2025. General and administrative expenses were 5.9% of net sales in the first six months of fiscal 2026, compared with 4.6% for the same period of fiscal 2025. The increase in general and administrative expenses as a percentage of net sales during the second quarter and first six months of fiscal 2026 was primarily attributed to expenses associated with the pending Merger of $6.5 million for the second quarter and $9.3 million for the first six months of fiscal 2026, and $3.5 million of increased Digital Transformation spending related to our ERP deployment strategy during the first half of fiscal 2026, partially offset by controlled discretionary spending and decreased incentive costs.

Effective Income Tax Rates

The effective income tax rates for the three- and six-month periods ended October 31, 2025 was 31.5% and 27.6% compared with 21.9% and 23.5%, respectively, in the comparable periods in the prior fiscal year. The effective rate for the three- and six-month periods ended October 31, 2025 was higher than the comparable prior year period primarily due to unfavorable stock compensation shortfall and non-deductible merger-related costs recognized in the current period.

Non-GAAP Financial Measures

We have reported our financial results in accordance with U.S. generally accepted accounting principles (GAAP), and have also discussed our financial results using the non-GAAP measures described below.

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

We define EBITDA as net income adjusted to exclude (1) income tax expense, (2) interest expense, net, and (3) depreciation and amortization expense. We define Adjusted EBITDA as EBITDA adjusted to exclude (1) expenses related to the pending merger with MasterBrand, Inc., (2) restructuring charges, net, (3) net gain/loss on debt modification, (4) stock-based compensation expense, (5) gain/loss on asset disposals, and (6) change in fair value of foreign exchange forward contracts. We believe Adjusted EBITDA, when presented in conjunction with comparable GAAP measures, is useful for investors because management uses Adjusted EBITDA in evaluating the performance of our business.

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

Reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin
	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands)	2025	2024	2025	2024

Net income (GAAP)	$6,097	$27,686	$20,692	$57,319
Add back:
Income tax expense	2,800	7,767	7,880	17,631
Interest expense, net	4,531	2,448	8,667	4,738
Depreciation and amortization expense	16,388	13,466	32,192	26,268
EBITDA (Non-GAAP)	$29,816	$51,367	$69,431	$105,956
Add back:
Merger related expenses (1)	6,484	—	9,285	—
Restructuring charges, net (2)	1,458	1,133	2,280	1,133
Net loss on debt modification	—	364	—	364
Change in fair value of foreign exchange forward contracts (3)	(1,058)	4,375	(4,614)	9,684
Stock-based compensation expense	2,627	2,864	4,887	5,805
Net loss on disposal of property, plant and equipment	315	84	609	142
Adjusted EBITDA (Non-GAAP)	$39,642	$60,187	$81,878	$123,084

Net Sales	$394,637	$452,482	$797,683	$911,610
Net income margin (GAAP)	1.5%	6.1%	2.6%	6.3%
Adjusted EBITDA margin (Non-GAAP)	10.0%	13.3%	10.3%	13.5%
(1) Merger-related expenses are comprised of expenses related to the pending merger with MasterBrand, Inc.
(2) Restructuring charges, net are comprised of expenses incurred related to the reduction in force implemented in the first and second quarters of fiscal 2026 in the U.S. and Mexico, the closure of the distribution facility located in Dallas, Texas, which was announced in August 2025, and the closure of the manufacturing facility located in Orange, Virginia, which was announced in January 2025.
(3) In the normal course of business the Company is subject to risk from adverse fluctuations in foreign exchange rates. The Company manages these risks through the use of foreign exchange forward contracts. The changes in the fair value of the forward contracts are recorded in other (income) expense, net in the condensed consolidated statements of income.

Adjusted EBITDA

Adjusted EBITDA for the second quarter of fiscal 2026 was $39.6 million or 10.0% of net sales compared to $60.2 million or 13.3% of net sales for the same quarter of the prior fiscal year. Adjusted EBITDA for the first six months of fiscal 2026 was $81.9 million or 10.3% of net sales compared to $123.1 million or 13.5% of net sales for the same periods of the prior fiscal year. The decrease in Adjusted EBITDA for the second quarter and first six months of fiscal 2026 is primarily due to lower sales volume combined with an unfavorable mix shift towards value-based offerings, fixed cost deleverage across our operations, increased tariff and product input costs, and Digital Transformation spending related to our ERP deployment strategy, partially offset by lower volume-based costs at our operating locations, as well as cost savings initiatives within our manufacturing platforms and service centers, timing of marketing-related expenses, controlled discretionary spending, and decreased incentive costs.

Reconciliation of Net Income to Adjusted Net Income
	Three Months Ended		Six Months Ended
	October 31,		October 31,
(in thousands, except share data)	2025	2024	2025	2024

Net income (GAAP)	$6,097	$27,686	$20,692	$57,319
Add back:
Merger related expenses	6,484	—	9,285	—
Restructuring charges, net	1,458	1,133	2,280	1,133
Net loss on debt modification	—	364	—	364
Change in fair value of foreign exchange forward contracts (1)	(1,058)	4,375	(4,614)	9,684
Tax benefit of add backs	(1,811)	(1,510)	(1,828)	(2,874)
Adjusted net income (Non-GAAP)	$11,170	$32,048	$25,815	$65,626

Weighted average diluted shares (GAAP)	14,622,814	15,435,311	14,601,845	15,557,210

EPS per diluted share (GAAP)	$0.42	$1.79	$1.42	$3.68
Adjusted EPS per diluted share (Non-GAAP)	$0.76	$2.08	$1.77	$4.22
(1) Change in fair value of foreign exchange forward contracts was excluded from Adjusted EPS per diluted share beginning in the second quarter of fiscal 2025 to be consistent with the Company's definition of Adjusted EBITDA. Prior period amounts have been adjusted to conform to current period presentation.

Outlook

We expect a softer repair and remodel market and a decline in larger ticket remodel purchases, combined with continued softening in the new construction market. Macroeconomic concerns for the remainder of the fiscal year include consumer sentiment declines, tariffs, inflation risk that is growing and the lack of meaningful interest rate relief in the near term.

During the remainder of fiscal 2026, we will continue to invest in the business though our digital transformation investments in our cloud-based ERP platform and by investing in automation.

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

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $52.1 million at October 31, 2025, representing a $3.9 million increase from its April 30, 2025 levels primarily due to $44.3 million of cash provided by operations, partially offset by $12.4 million of stock repurchases and $18.3 million in payments to acquire property, plant, and equipment in the first six months of fiscal 2026. Cash provided by operations in the first six months of fiscal 2025 was $52.7 million. The decrease in the Company's cash from operating activities in the current period was driven primarily by a decrease in net income and cash outflows from income taxes, prepaid expenses and other assets, partially offset by cash inflows, or reduced cash outflows, from customer receivables, inventories, accounts payable, and accrued compensation and related expenses. At October 31, 2025, total long-term debt (including current maturities) was $370.8 million.

The Company's main sources of liquidity are its cash and cash equivalents on hand and cash generated from its operating activities. The Company can also borrow amounts under the Revolving Facility.

On October 10, 2024, the Company amended and restated its prior credit agreement. The A&R Credit Agreement provides the $500 million revolving loan facility with a $50 million sub-facility for the issuance of letters of credit, and the $200 million Term Loan Facility. Also on October 10, 2024, the Company borrowed the entire $200 million under the Term Loan Facility and approximately $173 million under the Revolving Facility to repay in full the approximately $370 million then outstanding under its prior credit agreement, plus accrued and unpaid interest, and to pay related fees and expenses. The Company began repaying the Term Loan Facility in specified quarterly installments beginning on January 31, 2025. The Revolving Facility and Term Loan Facility mature on October 10, 2029. Approximately $315.2 million was available under the Revolving Facility as of October 31, 2025.

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

As of October 31, 2025 and April 30, 2025, the Company had no off-balance sheet arrangements.

The Company's investing activities primarily consist of investment in property, plant and equipment and promotional displays. Net cash used by investing activities was $20.2 million in the first six months of fiscal 2026, compared with $22.6 million in the comparable period of fiscal 2025.

During the first six months of fiscal 2026, net cash used by financing activities was $20.2 million, compared with $60.8 million in the comparable period of the prior fiscal year.

On November 20, 2024, the Board authorized an additional stock repurchase program of up to $125 million of the Company's outstanding common shares. This authorization is in addition to the $125 million stock repurchase program authorized on November 29, 2023. Repurchases may be made from time to time in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms the Company deems appropriate and subject to the Company's cash requirements for other purposes, compliance with the covenants under the A&R Credit Agreement, and other factors management deems relevant. The authorization does not obligate the Company to acquire a specific number of shares during any period, and the authorization may be modified, suspended or discontinued at any time at the discretion of the Board. Management generally expects to fund any share repurchases using available cash and cash generated from operations. Repurchased shares will become authorized but unissued common shares. Due to the terms of the Merger Agreement, the Company does not currently expect to repurchase additional shares under these authorizations.

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

The A&R Credit Agreement includes a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings as of October 31, 2025 would increase our annual interest expense by approximately $1.9 million. See Note J — Loans Payable and Long-Term Debt for further discussion.

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

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer and interim Principal Financial and Accounting Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2025. Based on this evaluation, the Chief Executive Officer and interim Principal Financial and Accounting Officer has concluded that the Company's disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended October 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Risks related to the Merger

The Merger may be delayed or may not be completed, and the Merger Agreement may be terminated in accordance with its terms. The completion of the merger is subject to the satisfaction or waiver of a number of conditions as specified in the Merger Agreement, including receipt of clearance under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, as well as other customary closing conditions. No assurance can be given as to the timing of the satisfaction or waiver of these conditions or that these conditions will be satisfied or waived at all. Accordingly, there can no assurance as to whether or when the Merger will be completed.

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
•it will have expended significant time and resources that could otherwise have been spent on its existing business or the pursuant of other opportunities without realizing any of the potential benefits associated with the Merger; and
•it may face litigation related to the failure to complete the Merger or an enforcement proceeding with respect to its obligations under the Merger Agreement.

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

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended October 31, 2025, none of the Company’s directors or executive officers adopted, terminated or modified a "Rule 10b5-1 trading agreement" or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of August 5, 2025, by and among MasterBrand, Inc., Maple Merger Sub, Inc. and American Woodmark Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed August 6, 2025, Commission File No. 000-14798).*

3.1	Articles of Incorporation as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended July 31, 2004; Commission File No. 000-14798).

3.2	Bylaws – as amended effective August 20, 2025 (incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-Q as filed on August 25, 2025; Commission File No. 000-14798).

31.1	Certification of the Chief Executive Officer and Interim Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act (Filed Herewith).

32.1
Certification of the Chief Executive Officer and Interim Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed Herewith).

101
Interactive Data File for the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2025 formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

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

Date: November 25, 2025
Signing on behalf of the registrant and
as principal financial and accounting officer