Form 10-Q
period 2026-01-31
AMERICAN WOODMARK CORP
filed 2026-02-26
CIK 794619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2026
or
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

As of February 25, 2026, 14,569,595 shares of the Registrant's Common Stock were outstanding.

AMERICAN WOODMARK CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	January 31, 2026	April 30, 2025
ASSETS
Current Assets
Cash and cash equivalents	$28,261	$48,195
Customer receivables, net	92,084	111,171
Inventories	188,715	178,111
Income taxes receivable	14,013	2,567
Prepaid expenses and other assets	38,795	24,409
Total Current Assets	361,868	364,453

Property, plant and equipment, net	230,491	244,989
Operating lease right-of-use assets	107,777	128,907
Goodwill	737,483	767,612
Promotional displays, net	4,900	3,992
Deferred income taxes	6,615	11,486
Other long-term assets, net	55,956	49,130
TOTAL ASSETS	$1,505,090	$1,570,569

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$45,945	$50,294
Current maturities of long-term debt	8,635	7,659
Short-term lease liability - operating	32,108	33,598
Accrued compensation and related expenses	39,374	51,511
Accrued marketing expenses	9,809	12,209
Other accrued expenses	16,776	27,671
Total Current Liabilities	152,647	182,942

Long-term debt, less current maturities	360,512	365,825
Deferred income taxes	5,029	—
Long-term lease liability - operating	82,480	102,846
Other long-term liabilities	2,522	2,958

Shareholders' Equity
Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, no par value; 40,000,000 shares authorized; issued and outstanding shares: at January 31, 2026: 14,569,595; at April 30, 2025: 14,612,706	347,610	346,453
Retained earnings	552,987	568,990
Accumulated other comprehensive income	1,303	555
Total Shareholders' Equity	901,900	915,998
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,505,090	$1,570,569

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2026	2025	2026	2025

Net sales	$324,300	$397,580	$1,121,983	$1,309,190
Cost of sales and distribution	286,548	337,816	956,838	1,070,849
Gross Profit	37,752	59,764	165,145	238,341

Selling and marketing expenses	19,241	19,537	64,532	65,612
General and administrative expenses	19,075	18,632	66,356	60,371
Restructuring charges, net	3,168	520	5,448	1,653
Goodwill impairment	30,129	—	30,129	—
Operating (Loss) Income	(33,861)	21,075	(1,320)	110,705

Interest expense, net	3,677	2,816	12,344	7,554
Other (income) expense, net	(1,029)	(1,457)	(5,727)	8,485
(Loss) Income Before Income Taxes	(36,509)	19,716	(7,937)	94,666

Income tax (benefit) expense	(7,794)	3,145	86	20,776

Net (Loss) Income	$(28,715)	$16,571	$(8,023)	$73,890

Weighted Average Shares Outstanding
Basic	14,569,239	15,051,630	14,548,800	15,309,779
Diluted	14,569,239	15,159,442	14,548,800	15,430,164

Earnings (loss) per share
Basic	$(1.97)	$1.10	$(0.55)	$4.83
Diluted	$(1.97)	$1.09	$(0.55)	$4.79

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2026	2025	2026	2025

Net (loss) income	$(28,715)	$16,571	$(8,023)	$73,890

Other comprehensive income (loss), net of tax:
Change in cash flow hedges (swap), net of taxes (benefit) of $226 and $(477), and $251 and $(1,836) for the three- and nine-months ended January 31, 2026 and 2025, respectively	675	(1,424)	748	(5,469)

Total Comprehensive (Loss) Income	$(28,040)	$15,147	$(7,275)	$68,421

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands,except share data)
(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
	SHARES	AMOUNT	EARNINGS	INCOME	EQUITY
Balance, April 30, 2024	15,653,463	$359,784	$543,274	$7,318	$910,376

Net income	—	—	29,633	—	29,633
Other comprehensive loss,
net of tax	—	—	—	(2,142)	(2,142)
Stock-based compensation	—	2,941	—	—	2,941
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	46,959	(2,730)	—	—	(2,730)
Stock repurchases	(271,460)	(5,525)	(18,714)	—	(24,239)
Balance, July 31, 2024	15,428,962	$354,470	$554,193	$5,176	$913,839

Net income	—	—	27,686	—	27,686
Other comprehensive loss,
net of tax	—	—	—	(1,903)	(1,903)
Stock-based compensation	—	2,864	—	—	2,864
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	28,840	—	—	—	—
Stock repurchases	(348,877)	(7,232)	(25,467)	—	(32,699)
Employee benefit plan
contributions	52,350	5,275	—	—	5,275
Balance, October 31, 2024	15,161,275	$355,377	$556,412	$3,273	$915,062

Net income	—	—	16,571	—	16,571
Other comprehensive loss,
net of tax	—	—	—	(1,424)	(1,424)
Stock-based compensation	—	2,141	—	—	2,141
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	804	(35)	—	—	(35)
Stock repurchases	(132,075)	(2,081)	(10,670)	—	(12,751)
Balance, January 31, 2025	15,030,004	$355,402	$562,313	$1,849	$919,564

				ACCUMULATED
				OTHER	TOTAL
	COMMON STOCK		RETAINED	COMPREHENSIVE	SHAREHOLDERS'
	SHARES	AMOUNT	EARNINGS	INCOME	EQUITY

Balance, April 30, 2025	14,612,706	$346,453	$568,990	$555	$915,998

Net income	—	—	14,595	—	14,595
Other comprehensive income,
net of tax	—	—	—	851	851
Stock-based compensation	—	2,260	—	—	2,260
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	100,578	(3,894)	—	—	(3,894)
Stock repurchases	(209,757)	(4,427)	(7,980)	—	(12,407)
Employee benefit plan
contributions	54,508	2,896	—	—	2,896
Balance, July 31, 2025	14,558,035	$343,288	$575,605	$1,406	$920,299

Net income	—	—	6,097	—	6,097
Other comprehensive loss,
net of tax	—	—	—	(778)	(778)
Stock-based compensation	—	2,627	—	—	2,627
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	11,135	(5)	—	—	(5)
Balance, October 31, 2025	14,569,170	$345,910	$581,702	$628	$928,240

Net loss	—	—	(28,715)	—	(28,715)
Other comprehensive income,
net of tax	—	—	—	675	675
Stock-based compensation	—	1,713	—	—	1,713
Exercise of stock-based
compensation awards, net of amounts
withheld for taxes	425	(13)	—	—	(13)
Balance, January 31, 2026	14,569,595	$347,610	$552,987	$1,303	$901,900

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	January 31,
	2026	2025
OPERATING ACTIVITIES
Net (loss) income	$(8,023)	$73,890
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	48,254	40,851
Net loss on disposal of property, plant and equipment	816	229
Reduction in the carrying amount of operating lease right-of-use assets	29,792	28,659
Amortization of debt issuance costs	609	619
Change in fair value of foreign exchange forward contracts	(5,624)	8,266
Stock-based compensation expense	6,600	7,946
Deferred income taxes	9,277	(8,775)
Goodwill impairment	30,129	—
Net loss on debt modification	—	364
Contributions of employer stock to employee benefit plan	2,896	5,275
Other non-cash items	2,975	2,109
Changes in operating assets and liabilities:
Customer receivables, net	16,597	3,035
Income taxes receivable/payable	(11,446)	(4,079)
Inventories	(13,880)	(22,972)
Prepaid expenses and other assets	(24,412)	(13,861)
Accounts payable	(6,101)	(10,886)
Accrued compensation and related expenses	(12,021)	(16,836)
Operating lease liabilities	(30,518)	(28,587)
Marketing and other accrued expenses	(4,797)	(1,560)
Net Cash Provided by Operating Activities	31,123	63,687

INVESTING ACTIVITIES
Payments to acquire property, plant and equipment	(26,229)	(30,754)
Proceeds from sales of property, plant and equipment	24	5
Investment in promotional displays	(2,764)	(1,443)
Net Cash Used by Investing Activities	(28,969)	(32,192)

FINANCING ACTIVITIES
Payments of long-term debt	(5,769)	(3,328)
Repurchase of common stock	(12,407)	(69,118)
Withholding of employee taxes related to stock-based compensation	(3,912)	(2,765)
Debt issuance cost	—	(198)
Net Cash Used by Financing Activities	(22,088)	(75,409)

	Nine Months Ended
	January 31,
	2026	2025
Net decrease in Cash and Cash Equivalents	(19,934)	(43,914)

Cash and Cash Equivalents, Beginning of Period	48,195	87,398

Cash and Cash Equivalents, End of Period	$28,261	$43,484

Supplemental cash flow information:
Non-cash investing and financing activities:
Modification of long-term debt	$—	$2,708
Property, plant and equipment	$1,753	$2,712

Cash paid during the period for:
Interest	$14,395	$11,306
Income taxes	$3,314	$33,803

See notes to condensed consolidated financial statements.

AMERICAN WOODMARK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended January 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2026 ("fiscal 2026"). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2025 ("fiscal 2025") filed with the U.S. Securities and Exchange Commission ("SEC").

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

The Merger is currently expected to close in early calendar year 2026, subject to the receipt of clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the satisfaction or waiver of other customary closing conditions. Both companies received the necessary shareholder approval at their respective special meetings of shareholders held on October 30, 2025. On November 7, 2025, MasterBrand and American Woodmark each received a Request for Additional Information and Documentary Material from the U.S. Federal Trade Commission ("FTC") in connection with the Merger. The Company and MasterBrand continue to work cooperatively with the FTC to obtain regulatory clearance for the Merger as expeditiously as possible. The Company has incurred expenses related to the Merger of approximately $4.2 million and $13.4 million for the three- and nine-month periods ended January 31, 2026, respectively, which are included in general and administrative expenses in the condensed consolidated statements of operations.

Goodwill: Goodwill represents the excess of purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company does not amortize goodwill but evaluates for impairment annually on the first day of the fourth quarter, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

During the third quarter of fiscal 2026, the Company concluded that a goodwill impairment indicator existed due to a sustained decline in our stock price, which could more likely than not result in the carrying value of the reporting unit exceeding the fair value. Additional factors that contributed to these conclusions included sustained lower net sales and operating income performance, which reflects the related macroeconomic environment and tariff policies in effect as of the end of the third quarter of fiscal 2026. Thus, we performed the quantitative impairment testing described above on goodwill during the quarter. The Company included the consideration of the Merger transaction discussed above in its evaluation of the fair value of the reporting unit. The determination of the fair value of our reporting unit was based on a single market approach based on quoted share price. Goodwill impairment charges of $30.1 million were recognized during three- and nine-month periods ended January 31, 2026. There were no goodwill impairment charges for the three- and nine-month periods ended January 31, 2025. In subsequent reporting periods, the Company will continue to evaluate for events occurring, or changing circumstances, that would indicate that it is more likely than not the fair value of the reporting unit is below its carrying amount, which includes, but is not limited to, Company operating performance, volatility in the Company’s stock price, and changes to the implied consideration of the Merger transaction..

Cloud Computing Software, Net: Cloud computing software is stated on the basis of cost less accumulated amortization. Amortization is calculated using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 8 years. As of January 31, 2026, $48.6 million was recorded in other long-term assets, net.

Derivative Financial Instruments: The Company uses derivatives as part of normal business operations to manage its exposure to fluctuations in interest rates associated with variable interest rate debt and foreign exchange rates. The Company has established policies and procedures that govern the risk management of these exposures. The primary objective in managing these exposures is to add stability to interest expense, by limiting interest rate movements, and limit the risk from adverse fluctuations in foreign exchange rates.

The Company uses interest rate swap contracts to manage variable interest rate exposures. The Company records outstanding swap contracts in the condensed consolidated balance sheets at fair value. Changes in the fair value of interest rate swap contracts are designated as cash flow hedges, recorded in accumulated other comprehensive income, and subsequently reclassified into net income or loss in the period the hedged forecasted transaction affects earnings. If a derivative is deemed to be ineffective, the change in fair value of the derivative is recognized directly in net income or loss.

The Company also uses foreign exchange forward contracts to manage foreign exchange rate exposure. The Company recognizes its outstanding forward contracts in the condensed consolidated balance sheets at fair value. The Company has both forwards that are designated as accounting hedges and that are not designated as accounting hedges. See Note K — Derivative Financial Instruments for additional information.

Note B--New Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” to clarify and reorganize U.S. GAAP interim reporting guidance to improve navigability, applicability, and consistency without changing the fundamental nature or volume of required interim disclosures. This amendment clarifies when ASC 270 is applicable, establishes a disclosure principle requiring disclosure of material events or changes occurring since the most recent annual reporting period, and consolidates into ASC Topic 270 a comprehensive list of interim disclosures required by other Codification Topics. The amendment also clarifies the form and content of interim financial statements, including guidance for condensed interim reporting. The amendment is effective for interim reporting periods after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impacts of this ASU on its consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements." This ASU expands eligibility of risk components for hedge designation, clarifies the presentation and disclosure requirements for hedging relationships, and simplifies the assessment of hedge effectiveness. This ASU is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of the guidance and potential additional disclosures required.

In September 2025, the FASB issued ASU 2025-06 “Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." The amendments in this ASU are intended to modernize the accounting for and disclosure of software costs. The ASU may be applied prospectively, retrospectively or via a modified transition approach and is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impacts of this ASU on its consolidated financial statements.

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

Note C--Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands, except per share amounts)	2026	2025	2026	2025
Numerator used in basic and diluted net earnings
per common share:
Net (loss) income	$(28,715)	$16,571	$(8,023)	$73,890
Denominator:
Denominator for basic earnings per common
share - weighted-average shares	14,569	15,052	14,549	15,310
Effect of dilutive securities:
Stock options and restricted stock units	—	107	—	120
Denominator for diluted earnings per common
share - weighted-average shares and assumed
conversions	14,569	15,159	14,549	15,430
Earnings per share
Basic	$(1.97)	$1.10	$(0.55)	$4.83
Diluted	$(1.97)	$1.09	$(0.55)	$4.79

Potentially dilutive securities of 66,031 and 67,628 for the three- and nine-month periods ended January 31, 2026 were excluded from the calculation of net earnings per diluted share as the effect would be anti-dilutive. There were no potentially dilutive securities for the three- and nine-month periods ended January 31, 2025, which were excluded from the calculation of earnings per diluted share.

Note D--Stock-Based Compensation

The Company has various stock-based compensation plans. During the nine months ended January 31, 2026, the Board of Directors (the "Board") approved grants of service-based restricted stock units ("RSUs") to non-employee directors. These service-based RSUs (i) vest daily through the end of the one-year vesting period as long as the recipient continuously remains a member of the Board and (ii) entitle the recipient to receive one share of the Company's common stock per unit vested. The Board also approved grants of service-based RSUs and performance-based RSUs to key employees. The performance-based RSUs entitle the recipients to receive one share of the Company's common stock per unit granted if applicable performance conditions are met and the recipient remains continuously employed with the Company until the units cliff vest at the end of the three-year vesting period. The service-based RSUs granted to key employees entitle the recipients to receive one share of the Company's common stock per unit granted if they remain continuously employed with the Company until the units vest. Service-based RSUs granted to employees vest one-third on each of the first, second and third anniversaries of the grant date. The Board also approved special retention awards to the Company's executive officers. The special retention awards consist of service-based RSUs that cliff vest one year from the date of award. The Compensation Committee of the Board approved these special retention awards to maintain the continuity of the Company’s management team, promote retention of critical leadership talent, and focus on long-term value creation by further aligning management’s interests with those of the Company’s shareholders, following the departure of the Company’s chief financial officer during a challenging business environment and increased economic uncertainty. The fair value of the Company's RSU awards is expensed on a straight-line basis over the vesting period of the RSUs to the extent the Company believes it is probable the related performance criteria, if any, will be met.

The following table summarizes the Company's stock-based compensations grants for the nine months ended January 31, 2026:

(in thousands, except per share amounts)	Stock Awards Granted
Service-based RSUs	129,510
Performance-based RSUs	158,010

For the three- and nine-month periods ended January 31, 2026 and 2025, stock-based compensation expense was allocated as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2026	2025	2026	2025
Cost of sales and distribution	$326	$565	$1,394	$1,701
Selling and marketing expenses	233	(50)	1,193	1,011
General and administrative expenses	1,154	1,626	4,013	5,234
Stock-based compensation expense	$1,713	$2,141	$6,600	$7,946

Note E--Customer Receivables, Net

The components of customer receivables, net were:

	January 31,	April 30,
(in thousands)	2026	2025
Gross customer receivables	$99,132	$118,285
Less:
Allowance for credit losses	(318)	(234)
Allowance for returns and discounts	(6,730)	(6,880)

Customer receivables, net	$92,084	$111,171

Note F--Inventories

The components of inventories were:

	January 31,	April 30,
(in thousands)	2026	2025
Raw materials	$91,868	$79,258
Work-in-process	44,135	47,979
Finished goods	52,712	50,874

Total inventories	$188,715	$178,111

Note G--Property, Plant and Equipment, Net

The components of property, plant and equipment, net were:

	January 31,	April 30,
(in thousands)	2026	2025
Land	$4,369	$4,264
Buildings and improvements	135,283	133,251
Buildings and improvements - finance leases	11,164	11,164
Machinery and equipment	424,125	410,287
Machinery and equipment - finance leases	30,301	32,434
Software	34,647	34,107
Construction in progress	20,661	24,105
Total property, plant and equipment	660,550	649,612
Less accumulated depreciation and amortization	(430,059)	(404,623)

Property, plant and equipment, net	$230,491	$244,989

Depreciation and amortization expense on property, plant and equipment, net amounted to $12.6 million and $12.9 million for the three-month periods ended January 31, 2026 and 2025, respectively and $38.1 million and $36.8 million for the nine-month periods ended January 31, 2026 and 2025, respectively. Accumulated amortization on finance leases included in the above table amounted to $30.8 million and $31.5 million as of January 31, 2026 and April 30, 2025, respectively.

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

The following is a reconciliation of the Company's warranty liability, which is included in other accrued expenses on the condensed consolidated balance sheets:

	Nine Months Ended
	January 31,
(in thousands)	2026	2025
Beginning balance at May 1	$4,161	$5,581
Accrual	12,023	13,094
Settlements	(12,817)	(14,642)

Ending balance at January 31	$3,367	$4,033

Note I--Fair Value Measurements

The Company utilizes the hierarchy of fair value measurements to classify certain of its assets and liabilities based upon the following definitions:
Level 1- Investments with quoted prices in active markets for identical assets or liabilities. The Company's cash equivalents are invested in money market funds and mutual funds, which are recorded as Level 1 assets. The Company's mutual fund investment assets represent contributions made and invested on behalf of the Company's former executive officers in a supplementary employee retirement plan.

Level 2- Investments with observable inputs other than Level 1 prices, such as: quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s interest rate swaps and foreign exchange forward contracts are recorded as Level 2 assets and liabilities.

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

The following table summarizes the fair value of assets and liabilities that are recorded in the Company's condensed consolidated financial statements as of January 31, 2026 and April 30, 2025 at fair value on a recurring basis:

	Fair Value Measurements
	As of January 31, 2026
(in thousands)	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$151	$—	$—
Interest rate swap contracts	—	89	—
Foreign exchange forward contracts	—	2,661	—
Total assets at fair value	$151	$2,750	$—

	As of April 30, 2025
	Level 1	Level 2	Level 3
ASSETS:
Mutual funds	$163	$—	$—
Interest rate swap contracts	—	419	—
Foreign exchange forward contracts	—	325	—
Total assets at fair value	$163	$744	$—

LIABILITIES:
Foreign exchange forward contracts	$—	$5,079	$—

There were no transfers between Level 1, Level 2, or Level 3 for assets or liabilities measured at fair value on a recurring basis. The Company's non-recurring fair value estimate for goodwill impairment has utilized Level 2 inputs.

Note J--Loans Payable and Long-Term Debt

On October 10, 2024, the Company amended and restated its prior credit agreement. The amended and restated credit agreement (the "A&R Credit Agreement") provides for a $500 million revolving loan facility with a $50 million sub-facility for the issuance of letters of credit (the "Revolving Facility") and a $200 million term loan facility (the "Term Loan Facility"). Also on October 10, 2024, the Company borrowed the entire $200 million under the Term Loan Facility and approximately $173 million under the Revolving Facility to repay in full the approximately $370 million then outstanding under its prior credit agreement, plus accrued and unpaid interest, and to pay related fees and expenses. The Company began repaying the Term Loan Facility in specified quarterly installments beginning on January 31, 2025. The Revolving Facility and Term Loan Facility will mature on October 10, 2029. The refinance was treated as a debt modification under FASB Topic 470 "Debt."

As of January 31, 2026 and April 30, 2025, approximately $193.8 million and $197.5 million, respectively, was outstanding under the Term Loan Facility. As of both January 31, 2026 and April 30, 2025, $173.4 million was outstanding under the

Revolving Facility. Outstanding letters of credit under the Revolving Facility were $10.9 million as of January 31, 2026, leaving approximately $315.7 million in available capacity under the Revolving Facility as of January 31, 2026. The outstanding balances noted above approximate fair value as the facilities under the A&R Credit Facility have a floating interest rate.

Amounts outstanding under the Term Loan Facility and the Revolving Facility bear interest based on a fluctuating rate measured by reference to either, at the Company's option, a base rate plus an applicable margin or Secured Overnight Financing Rate ("SOFR") (as defined in the A&R Credit Agreement) plus an applicable margin, with the applicable margin being determined by reference to the Company's then-current Secured Net Leverage Ratio (as defined in the A&R Credit Agreement). The Company also incurs a quarterly commitment fee on the average daily unused portion of the Revolving Facility during the applicable quarter at a rate per annum also determined by reference to the Company's then-current Secured Net Leverage Ratio. In addition, a letter of credit fee accrues on the face amount of any outstanding letters of credit at a per annum rate equal to the applicable margin on Term SOFR loans, payable quarterly in arrears. As of January 31, 2026, the applicable margin with respect to base rate loans and Term SOFR loans was 0.50% and 1.50%, respectively, and the commitment fee was 0.23%.

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

As of January 31, 2026, the Company was in compliance with all covenants included in the A&R Credit Agreement.

The Company's obligations under the A&R Credit Agreement are guaranteed by the Company's domestic subsidiaries, and the obligations of the Company and its domestic subsidiaries under the A&R Credit Agreement and their guarantees, respectively, are secured by a pledge of substantially all of their respective personal property.

Note K--Derivative Financial Instruments

Interest Rate Swap Contracts

The Company enters into interest rate swap contracts to manage variability in the amount of known or expected cash payments related to portions of its variable rate debt. The interest rate swaps are designated as cash flow hedges. Changes in fair value are recorded to other comprehensive income (loss), net of tax. The risk management objective in using interest rate swaps is to add stability to interest expense and to manage the Company's exposure to interest rate movements. The interest rate swaps economically convert a portion of the variable-rate debt to fixed-rate debt. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the contract agreements without exchange of the underlying notional amount. Realized gains or losses in connection with required interest payments on interest rate swaps are recorded in pre-tax net income, as a component of interest expense, net to offset variability in interest expense associated with the underlying debt's cash flows.

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

For the three- and nine-month periods ended January 31, 2026, unrealized (losses) gains, net of deferred taxes, of $0.0 million and $0.6 million, respectively, were recorded in other comprehensive income (loss), net of tax; and $0.2 million and

$1.2 million of realized gains, net of deferred taxes, were reclassified out of accumulated other comprehensive income to interest expense, net, due to interest received from and payments made to the swap counterparties. For the three- and nine-month periods ended January 31, 2025, unrealized gains (losses), net of deferred taxes, of $0.1 million and ($0.4) million, respectively, were recorded in other comprehensive (loss) income, net of tax; and $1.5 million and $5.1 million of realized gains, net of deferred taxes, were reclassified out of accumulated other comprehensive income to interest expense, net, due to interest received from and payments made to the swap counterparties.

As of January 31, 2026, the Company anticipates reclassifying approximately $0.1 million of net hedging gains from accumulated other comprehensive income into earnings during the next 12 months to offset the variability of the hedged items during this period.

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

Foreign Exchange Forward Contracts

At January 31, 2026, the Company held a target accrual redemption forward agreement to purchase Mexican Pesos across five defined fixings. These fixings allow for U.S. dollars to be converted into Pesos at a rate of 18.25 Pesos to 1.00 U.S. Dollar. Cumulative profit is capped at an aggregate of approximately $1.8 million over the shorter of the life of the contract fixings or the utilization of the cap. If the spot rate is between 18.25 and 19.00 for a defined fixing then the Company purchases at the spot rate and the profit cap is not impacted. As of January 31, 2026, due to this agreement, an asset of $0.5 million is recorded in other current assets on the condensed consolidated balance sheets.

The Company entered into three forward contracts between January 2025 and July 2025 to purchase $265.8 million Mexican Pesos at a cost of $12.9 million with a forward rate between 19.49 and 22.09. The forward contracts are designated as a hedge of the forecasted expenses relating to Mexican Peso expenses from May 2026 to November 2026. For the three- and nine-months ended January 31, 2026, unrealized gains, net of deferred taxes, were $0.8 million and $1.3 million, respectively, and were recorded in other comprehensive income (loss), net of tax. The transaction is to hedge Peso-denominated expenses against the risk of variability in foreign currency exchange rates between the Peso and U.S. Dollar.

Note L--Income Taxes

The effective income tax rates for the three- and nine-month periods ended January 31, 2026 were 21.3% and (1.1)%, respectively, compared with 16.0% and 21.9% in the comparable periods in the prior fiscal year, and the difference was primarily due to the non-deductible goodwill impairment and Merger-related costs recognized in the current period.

During the nine months ended January 31, 2026, new tax legislation was enacted under the One Big Beautiful Bill Act (the “Act”). The Act includes a wide range of tax provisions that could impact the Company’s financial results in fiscal 2026 and future periods. Significant impacts stemming from the Act include 2025 and future expensing of U.S. based research and development expenditures under Internal Revenue Code Section 174, coupled with the option to deduct previously capitalized research and development expenditures. The Act also reestablished elective 100% initial-year bonus depreciation. The Company does not expect the Act to have a material impact on income tax expense. The Company is awaiting guidance from the U.S. Department of the Treasury and will continue to evaluate the full impact of the Act.

Note M--Revenue Recognition

The Company disaggregates revenue from contracts with customers into major sales distribution channels as these categories depict the nature, amount, timing, and uncertainty of revenues and cash flows affected by economic factors. The following table disaggregates our consolidated net sales by major sales distribution channels for the three- and nine-month periods ended January 31, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2026	2025	2026	2025
Home center retailers	$157,456	$173,174	$486,205	$525,963
Builders	113,196	162,816	448,876	578,074
Independent dealers and distributors	53,648	61,590	186,902	205,153
Net Sales	$324,300	$397,580	$1,121,983	$1,309,190

Note N--Concentration of Risks

Financial instruments that potentially subject the Company to concentrations of risk consist primarily of cash and cash equivalents and customer receivables, net. The Company maintains its cash and cash equivalents with major financial institutions and such balances may, at times, exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk with respect to cash.

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

As of January 31, 2026, the Company's two largest customers, Customers A and B, represented 44.6% and 13.8% of the Company's gross customer receivables, respectively. As of January 31, 2025, Customers A and B represented 41.1% and 15.5% of the Company's gross customer receivables, respectively.

The following table summarizes the percentage of net sales attributable to the Company's two largest customers for the three- and nine-month periods ended January 31, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2026	2025	2026	2025
Customer A	37.8%	31.7%	46.5%	28.7%
Customer B	10.8%	11.9%	14.4%	11.5%

Note O--Restructuring

The Company recognized total pre-tax restructuring charges, net of $3.2 million and $5.4 million during the three- and nine-month periods ended January 31, 2026, respectively, and $0.5 million and $1.7 million during the three- and nine-month periods ended January 31, 2025, respectively. The charges are the result of reductions-in-force implemented in the first nine months of fiscal 2026 in the U.S. and Mexico, the closure of the distribution facility located in Dallas, Texas, which was announced in August 2025, and the closure of the manufacturing facility located in Orange, Virginia, which was announced in January 2025. Restructuring charges recognized during the first nine months of fiscal 2025 related to a reduction-in-force implemented in the second quarter of fiscal 2025.

A reserve of $1.0 million for restructuring charges is included in accrued compensation and related expenses in the condensed consolidated balance sheet as of January 31, 2026, which relates to employee termination costs accrued but not yet paid as follows:

January 31,
(in thousands)	2026
Restructuring reserve balance at May 1	$434
Expense	3,811
Payments and adjustments	(3,269)
Restructuring reserve balance at January 31	$976

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

The Company believes that the aggregate range of losses stemming from the various suits and asserted and unasserted claims which were deemed to be either probable or reasonably possible was not material as of January 31, 2026, with the exception of the Antidumping and Countervailing Duties Investigation discussed below.

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

Included in the Final Determination is a list of Vietnamese suppliers not eligible for certification. AD and CVD cash deposits of 206% are required for imports from the Vietnamese suppliers not eligible for certification. Many of the Vietnamese suppliers appealed their inclusion on the ineligible for certification list in the Preliminary Determination. Because two of the Company’s primary Vietnamese plywood vendors remained on the ineligible for certification list in the Final Determination, the Company recorded a loss on unliquidated customs entries as of Final Determination in July 2023. The loss recorded in the first quarter of fiscal 2024 was $4.9 million, or $3.7 million net of tax. Through the third fiscal quarter of 2026, the Company has remitted deposits of $3.8 million pursuant to the Final Determination. Our last order was placed with these vendors in June 2022. In May 2025, the DOC issued the Final Results of Administrative Reviews of the Antidumping and Countervailing Duty Orders (“Final Review”). The Final Review found the two Company vendors eligible for certification. The Final Review was not appealed by the petitioners, and the DOC had 6 months to issue refunds of the deposits the Company remitted. On November 7, 2025, U.S. Customs and Border Protection began finalizing and liquidating the remaining applicable customs entries. As of the January 31, 2026, the Company has received $3.5 million in refunds, which was recorded in cost of sales and distribution and $0.8 million of interest, which was recorded in interest expense, net on the condensed consolidated statements of operations. The Company is waiting on the remaining $0.3 million refund and will recognize the gain on the remaining refund once the cash is received.

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

The CODM manages the business on a consolidated basis and measures segment performance using net income. The CODM analyzes the performance of net income to provide insight into all aspects of the segment’s operations and overall success for a given period. In addition, the CODM reviews significant segment expenses focused on cost of sales and distribution, selling and marketing expenses, general and administrative expenses, and restructuring charges, net. These costs used to measure segment profitability are the same costs already reported in the accompanying condensed consolidated statements of operations. Similarly, segment assets are reported in the accompanying condensed consolidated balance sheets.

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

 Forward-Looking Statements

This report contains statements concerning the Company's expectations, plans, objectives, future financial performance, and other statements that are not historical facts. These statements may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify forward-looking statements by words such as "anticipate," "estimate," "forecast," "expect," "believe," "should," "could," "would," "plan," "may," "intend," "estimate," "prospect," "goal," "will," "predict," "potential," or other similar words. Forward-looking statements contained in this report, including elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Operations," are based on current expectations and our actual results may differ materially from those projected in any forward-looking statements. In addition, the Company participates in an industry that is subject to rapidly changing conditions and there are numerous factors that could cause the Company to experience a decline in sales and/or earnings or deterioration in financial condition. Factors that could cause actual results to differ materially from those in forward-looking statements made in this report include but are not limited to:

•risks related to sourcing and selling products internationally and doing business globally, especially due to our significant operations in Mexico, including the imposition and uncertainty of tariffs or duties on those products, and increased transportation costs and delays;
•an inability to obtain raw materials in a timely manner or fluctuations in raw material, transportation, and energy costs due to inflation, tariffs or otherwise;
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
•competition from other foreign and domestic manufacturers and suppliers and the impact of such competition on pricing and promotional levels;
•an inability to develop new products or respond to changing consumer preferences and purchasing practices;
•increased buying power of large customers and the impact on our ability to maintain or raise prices;
•a failure to effectively manage manufacturing operations, alignment, and capacity or an inability to maintain the quality of our products;
•a delay in, or failure to complete, the proposed Merger with MasterBrand, Inc. whether due to an inability by either party to satisfy one or more conditions to closing, the occurrence of events or changes in circumstances that give rise to the termination of the Merger Agreement by either party, or otherwise;
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
•limitations on operating our business as a result of covenant restrictions under our indebtedness, and our ability to pay amounts due under our credit facilities and our other indebtedness, and interest rate increases; and
•further impairment of goodwill or potential impairment of our other long-lived assets.

Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in this report, including elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under Part II, Item 1A, "Risk Factors" in the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2025, and also in the Company's most recent Annual Report on Form 10-K for the fiscal year ended April 30, 2025, filed with the SEC, including under Part I, Item 1A, "Risk Factors," Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk." While the Company believes that these risks are manageable and will not adversely impact the long-term performance of the Company, these risks could, under certain circumstances, have a material adverse impact on its operating results and financial condition.

Any forward-looking statement that the Company makes in this report speaks only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors as a result of new information, future events or otherwise, except as required by law.

Overview

The Company manufactures and distributes kitchen, bath, and home organization products for the remodeling and new home construction markets. Our products are sold on a national basis directly to home centers and builders and through a network of independent dealers and distributors. As of January 31, 2026, the Company operated 17 manufacturing facilities in the United States and Mexico, and eight primary service centers and one distribution center located throughout the United States.

The three month period ended January 31, 2026 was the Company's third quarter of its fiscal year that ends on April 30, 2026 ("fiscal 2026").

On August 5, 2025, the Company entered into a Merger Agreement with MasterBrand and Merger Sub, providing for Merger Sub, at closing, to merge with and into the Company with the Company surviving as a wholly owned subsidiary of MasterBrand. See Note A – Basis of Presentation for more information.

Tariffs

The Company continues to actively monitor recent trade policy and tariff announcements, including changes to the previously announced Trade Expansion Act of 1962 (Section 232) tariffs on softwood timber and lumber, certain kitchen cabinets and bathroom vanities, and certain upholstered wooden furniture, effective January 1, 2026, as well as the February 20, 2026 Supreme Court decision to render tariffs implemented under the International Emergency Economic Powers Act (IEEPA) of 1977 to be illegal. Increased restrictions on global trade, including an increase in U.S. tariffs and any retaliatory responses thereto, have resulted in and could further result in, among other things, increased input costs, supply chain disruptions, decreased consumer demand and volatility in foreign exchange rates and financial markets. We continue to analyze the impact of these actions as they evolve and adjust our mitigation strategy, including pricing, productivity and repositioning our supply chain to offset the impact of the tariff exposure as trade policy evolves. The uncertain and evolving market dynamics and global trade environment, including the imposition and uncertainty of the tariffs noted above, could have a material adverse effect on the Company’s business, financial condition, and results of operations. As of the end of the third quarter of fiscal 2026, we estimate the unmitigated tariff impact at the rates, in effect as of the end of the third quarter of fiscal 2026, to represent approximately 3.5-4.0% of the Company’s annualized net sales with the impact varying by product category. This impact does not include the potential increase on Section 232 tariffs to 50% on January 1, 2027 or any changes due to the Supreme Court decision.

Financial Overview

The Company was impacted by the following macro-economic trends during the third quarter of fiscal 2026:

•Existing home sales remain near thirty-year lows, the median price per existing home sold increased during the fourth calendar quarter of 2026 compared to the same period one year ago by 1.2% according to data provided by the National Association of Realtors, and existing home sales increased 1.0% during the fourth calendar quarter of 2026 compared to the same period in the prior year;
•The unemployment rate increased to 4.3% as of January 2026 compared to 4.0% as of January 2025, and 4.2% in April 2025, according to data provided by the U.S. Department of Labor;
•Mortgage interest rates decreased with a thirty-year fixed mortgage rate of approximately 6.1% in January 2026 compared to 7.0% in January 2025, according to Freddie Mac;
•Consumer sentiment as tracked by Thomson Reuters/University of Michigan decreased from 71.1 in January 2025 to 56.4 in January 2026; and
•The inflation rate as of January 2026 was 2.4%, compared to 3.0% in January 2025 and 2.3% in April 2025 according to data provided by the U.S. Department of Labor.

The Company believes there is no single indicator that directly correlates with cabinet remodeling market activity. For this reason, the Company considers other factors in addition to those discussed above as indicators of overall market activity including credit availability, home-owner equity, and housing affordability.

The Company incurred a net loss of $28.7 million, or 8.9% of net sales, for the third quarter of fiscal 2026, compared with net income of $16.6 million, or 4.2% of net sales, in the same period of the prior year, and incurred a net loss of $8.0 million, or 0.7% of net sales, for the first nine months of fiscal 2026, compared with net income of $73.9 million, or 5.6% of net sales, in the same period of the prior year.

The results of our quantitative goodwill impairment analysis as of December 31, 2025 indicated a goodwill impairment of $30.1 million. We recorded this non-cash impairment charge within Goodwill Impairment in our Condensed Consolidated Statements of Operations in the third quarter of fiscal 2026. See Note A — Basis of Presentation for further discussion.

The Company recognized $3.2 million of total pre-tax restructuring charges, net during the third quarter of fiscal 2026 and $5.4 million of total pre-tax restructuring charges, net during the first nine months of fiscal 2026, related to reductions-in-force implemented in the first nine months of fiscal 2026 in the United States and Mexico, the closure of the Dallas, Texas distribution facility approved in the second quarter of fiscal 2026, and the closure of the manufacturing plant in Orange, Virginia approved in the third quarter of fiscal 2025. See Note O — Restructuring Charges, Net for further discussion.

Results of Operations

	Three Months Ended			Nine Months Ended
	January 31,			January 31,
(in thousands)	2026	2025	Percent Change	2026	2025	Percent Change

Net sales	$324,300	$397,580	(18.4)%	$1,121,983	$1,309,190	(14.3)%
Gross profit	$37,752	$59,764	(36.8)%	$165,145	$238,341	(30.7)%
Selling and marketing expenses	$19,241	$19,537	(1.5)%	$64,532	$65,612	(1.6)%
General and administrative expenses	$19,075	$18,632	2.4%	$66,356	$60,371	9.9%

Net Sales

Net sales were $324.3 million for the third quarter of fiscal 2026, a decrease of $73.3 million or 18.4% compared to the same period of fiscal 2025. For the first nine months of fiscal 2026, net sales were $1,122.0 million, reflecting a $187.2 million or 14.3% decrease compared to the same period of fiscal 2025. Builder sales decreased 30.5% in the third quarter of fiscal 2026 and 22.3% during the first nine months of fiscal 2026 compared to the same prior year periods. The Company believes that fluctuations in single-family housing starts and completions are the best indicator of new construction cabinet activity. Assuming a sixty to ninety day lag between housing starts and the installation of cabinetry, single-family housing starts decreased 11.1% during the third quarter of fiscal 2026 over the comparable prior year period, according to the U.S. Department of Commerce. We are experiencing a retraction in the new construction market related to macroeconomic factors, including a lack of move-in ready homes, high mortgage rates, weaker consumer confidence, and government tariff policy related uncertainty. We are also experiencing a shift in the mix of products being used and recent share losses to importers of ready-to-assemble cabinetry.

The Company's remodeling sales, which consist of our independent dealer and distributor sales and home center retail sales, decreased 10.1% during the third quarter of fiscal 2026 and 7.9% during the first nine months of fiscal 2026 compared to the same prior year periods. Our home center channel decreased by 9.1% during the third quarter of fiscal 2026 and 7.6% during the first nine months of fiscal 2026 compared to the same periods of fiscal 2025. Our independent dealer and distributor channel decreased 12.9% during the third quarter and 8.9% during the first nine months of fiscal 2026 compared to the comparable prior year periods. Demand trends remain under pressure for our made-to-order and stock kitchen products primarily due to lower in-store traffic rates, consumers prioritizing smaller sized projects, and consumers shifting preferences towards more affordable, value-based product offerings.

Gross Profit

Gross profit margin for the third quarter of fiscal 2026 was 11.6% compared with 15.0% for the same period of fiscal 2025, representing a 340 basis point decrease. Gross profit margin for the first nine months of fiscal 2026 was 14.7% compared with 18.2% for the same period of fiscal 2025, representing a 350 basis point decrease. Gross profit margin in the third quarter and first nine months of fiscal 2026 was negatively impacted by lower sales volumes, an unfavorable mix shift towards more affordable, value-based offerings, volume deleverage in our manufacturing locations, and higher tariff and product input costs, partially offset by lower volume-based costs at our operating locations, as well as cost savings initiatives within our manufacturing platforms and builder service centers and controlled discretionary spending.

Selling and Marketing Expenses

Selling and marketing expenses decreased $0.3 million or 1.5% during the third quarter of fiscal 2026 and decreased $1.1 million or 1.6% during the first nine months of fiscal 2026, compared to the same periods of the prior year. Selling and marketing expenses were 5.9% of net sales in the third quarter of fiscal 2026, compared with 4.9% for the same period of fiscal 2025. Selling and marketing expenses were 5.8% of net sales in the first nine months of fiscal 2026, compared with 5.0% for the same period of fiscal 2025. The increase in selling and marketing expenses as a percentage of net sales during the first nine months of fiscal 2026 was primarily attributed to a decline in net sales. Costs decreased during the first nine months of fiscal 2026 due to timing of marketing-related product launch costs, timing of digital and print media, and controlled discretionary spending.

General and Administrative Expenses

General and administrative expenses increased by $0.4 million or 2.4% during the third quarter of fiscal 2026 and $6.0 million or 9.9% during the first nine months of fiscal 2026, compared to the same periods of the prior year. General and administrative expenses were 5.9% of net sales in the third quarter of fiscal 2026, compared with 4.7% of net sales in the third quarter of fiscal 2025. General and administrative expenses were 5.9% of net sales in the first nine months of fiscal 2026, compared with 4.6% for the same period of fiscal 2025. The increase in general and administrative expenses as a percentage of net sales during the third quarter and first nine months of fiscal 2026 was primarily attributed to expenses associated with the pending Merger of $4.2 million for the third quarter and $13.4 million for the first nine months of fiscal 2026, and increased Digital Transformation spending related to our ERP deployment strategy of $1.3 million for the third quarter and $4.8 million for the first nine months of fiscal 2026, partially offset by decreased incentive costs and controlled discretionary spending.

Effective Income Tax Rates

The effective income tax rates for the three- and nine-month periods ended January 31, 2026 were 21.3% and (1.1)%, respectively, compared with 16.0% and 21.9% in the comparable periods in the prior fiscal year, and the difference was primarily due to the non-deductible goodwill impairment and Merger-related costs recognized in the current period.

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

We define EBITDA as net (loss) income adjusted to exclude (1) income tax expense, (2) interest expense, net, and (3) depreciation and amortization expense. We define Adjusted EBITDA as EBITDA adjusted to exclude (1) expenses related to the pending Merger with MasterBrand, Inc., (2) restructuring charges, net, (3) goodwill impairment, (4) net gain/loss on debt modification, (5) stock-based compensation expense, (6) gain/loss on asset disposals, and (7) change in fair value of foreign exchange forward contracts. We believe Adjusted EBITDA, when presented in conjunction with comparable GAAP measures, is useful for investors because management uses Adjusted EBITDA in evaluating the performance of our business.

We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of net sales.

Adjusted EPS per diluted share

We use Adjusted EPS per diluted share in evaluating the performance of our business and profitability. Management believes that this measure provides useful information to investors by offering additional ways of viewing the Company's results by providing an indication of performance and profitability excluding the impact of unusual and/or non-cash items. We define Adjusted EPS per diluted share as diluted earnings per share excluding the per share impact of (1) expenses related to the currently proposed Merger with MasterBrand, (2) restructuring charges, net (3) goodwill impairment, (4) net gain/loss on debt modification, (5) change in fair value of foreign exchange forward contracts, and (6) the associated tax benefits.

Reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands)	2026	2025	2026	2025

Net (loss) income (GAAP)	$(28,715)	$16,571	$(8,023)	$73,890
Add back:
Income tax expense	(7,794)	3,145	86	20,776
Interest expense, net	3,677	2,816	12,344	7,554
Depreciation and amortization expense	16,055	14,583	48,247	40,851
EBITDA (Non-GAAP)	$(16,777)	$37,115	$52,654	$143,071
Add back:
Merger related expenses (1)	4,156	—	13,441	—
Restructuring charges, net (2)	3,168	520	5,448	1,653
Goodwill impairment	30,129	—	30,129	—
Net loss on debt modification	—	—	—	364
Change in fair value of foreign exchange forward contracts (3)	(1,010)	(1,418)	(5,624)	8,266
Stock-based compensation expense	1,713	2,141	6,600	7,946
Net loss on disposal of property, plant and equipment	207	87	816	229
Adjusted EBITDA (Non-GAAP)	$21,586	$38,445	$103,464	$161,529

Net Sales	$324,300	$397,580	$1,121,983	$1,309,190
Net income margin (GAAP)	(8.9)%	4.2%	(0.7)%	5.6%
Adjusted EBITDA margin (Non-GAAP)	6.7%	9.7%	9.2%	12.3%
(1) Merger-related expenses are comprised of expenses related to the pending Merger with MasterBrand, Inc.
(2) Restructuring charges, net are comprised of expenses incurred related to reductions-in-force implemented in the first nine months of fiscal 2026 in the U.S. and Mexico, the closure of the distribution facility located in Dallas, Texas, which was announced in August 2025, and the closure of the manufacturing facility located in Orange, Virginia, which was announced in January 2025.
(3) In the normal course of business, the Company is subject to risk from adverse fluctuations in foreign exchange rates. The Company limits these risks by using foreign exchange forward contracts. The changes in the fair value of the forward contracts are recorded in other (income) expense, net in the condensed consolidated statements of operations.

Adjusted EBITDA

Adjusted EBITDA for the third quarter of fiscal 2026 was $21.6 million or 6.7% of net sales compared to $38.4 million or 9.7% of net sales for the same quarter of the prior fiscal year. Adjusted EBITDA for the first nine months of fiscal 2026 was $103.5 million or 9.2% of net sales compared to $161.5 million or 12.3% of net sales for the same periods of the prior fiscal year. The decrease in Adjusted EBITDA for the third quarter and first nine months of fiscal 2026 is primarily due to lower sales volume combined with an unfavorable mix shift towards value-based offerings, fixed cost deleverage across our operations, increased tariff and product input costs, and Digital Transformation spending related to our ERP deployment strategy, partially offset by lower volume-based costs at our operating locations, as well as cost savings initiatives within our manufacturing platforms and builder service centers, decreased incentive costs, timing of marketing-related expenses, and controlled discretionary spending.

Reconciliation of Net (Loss) Income to Adjusted Net Income
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
(in thousands, except share data)	2026	2025	2026	2025

Net (loss) income (GAAP)	$(28,715)	$16,571	$(8,023)	$73,890
Add back:
Merger related expenses	4,156	—	13,441	—
Inventory step-up amortization		—	—	—
Restructuring charges, net	3,168	520	5,448	1,653
Goodwill impairment	$30,129	$—	$30,129	$—
Net loss on debt modification	—	—	—	364
Change in fair value of foreign exchange forward contracts	(1,010)	(1,418)	(5,624)	8,266
Tax benefit of add backs	(1,183)	221	(3,011)	(2,653)
Adjusted net income (Non-GAAP)	$6,545	$15,894	$32,360	$81,520

Weighted average diluted shares (GAAP)	14,569,239	15,159,442	14,548,800	15,430,164
Add back: potentially anti-dilutive shares (1)	66,031	—	67,628	—
Weighted average diluted shares (Non-GAAP)	14,635,270	15,159,442	14,616,428	15,430,164

EPS per diluted share (GAAP)	$(1.97)	$1.09	$(0.55)	$4.79
Adjusted EPS per diluted share (Non-GAAP)	$0.45	$1.05	$2.21	$5.28
(1) Potentially dilutive securities for the three- and nine-month periods ended January 31, 2026, respectively, have not been considered in the GAAP calculation of net loss per share as the effect would be anti-dilutive.

Outlook

We expect continued softening in both the new construction and repair and remodel markets and a decline in larger ticket remodel purchases. Macroeconomic concerns for the remainder of the fiscal year include consumer sentiment declines, tariffs, inflation risk, and the lack of meaningful interest rate relief in the near term.

During the remainder of fiscal 2026, we will continue to invest in the business through our digital transformation investments in our cloud-based ERP platform and by investing in automation.

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

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $28.3 million as of January 31, 2026, representing a $19.9 million decrease from its April 30, 2025 levels primarily due to $26.2 million in payments to acquire property, plant, and equipment, and $12.4 million of stock repurchases, offset by $31.1 million of cash provided by operations, during the first nine months of fiscal 2026. Cash provided by operations in the first nine months of fiscal 2025 was $63.7 million. The decrease in the Company's cash from operating activities in the current period was driven primarily by a decrease in net income and cash outflows from income taxes, prepaid expenses and other assets, and accrued marketing expenses, partially offset by cash inflows, or reduced cash outflows, from customer receivables, inventories, accounts payable, and accrued compensation and related expenses. As of January 31, 2026, total long-term debt (including current maturities) was $369.1 million.

The Company's main sources of liquidity are its cash and cash equivalents on hand and cash generated from its operating activities. The Company can also borrow amounts under the Revolving Facility.

On October 10, 2024, the Company amended and restated its prior credit agreement. The A&R Credit Agreement provides the $500 million revolving loan facility with a $50 million sub-facility for the issuance of letters of credit, and the $200 million Term Loan Facility. Also on October 10, 2024, the Company borrowed the entire $200 million under the Term Loan Facility and approximately $173 million under the Revolving Facility to repay in full the approximately $370 million then outstanding under its prior credit agreement, plus accrued and unpaid interest, and to pay related fees and expenses. The Company began repaying the Term Loan Facility in specified quarterly installments beginning on January 31, 2025. The Revolving Facility and Term Loan Facility mature on October 10, 2029. Approximately $315.7 million was available under the Revolving Facility as of January 31, 2026.

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

As of January 31, 2026 and April 30, 2025, the Company had no off-balance sheet arrangements.

The Company's investing activities primarily consist of investment in property, plant and equipment and promotional displays. Net cash used by investing activities was $29.0 million in the first nine months of fiscal 2026, compared with $32.2 million in the comparable period of fiscal 2025.

During the first nine months of fiscal 2026, net cash used by financing activities was $22.1 million, compared with $75.4 million in the comparable period of the prior fiscal year.

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

The A&R Credit Agreement includes a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100-basis point increase in the variable interest rate component of our borrowings as of January 31, 2026 would increase our annual interest expense by approximately $2.0 million. See Note J — Loans Payable and Long-Term Debt for further discussion.

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

The Company does not currently use commodity hedges or similar financial instruments to manage its commodity price risks.

Item 4. Controls and Procedures

Senior management, including the Chief Executive Officer, who is also acting as interim Principal Financial and Accounting Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2026. Based on this evaluation, the Chief Executive Officer has concluded that the Company's disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended January 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings

The Company is involved in various suits and claims in the normal course of business, all of which constitute ordinary, routine litigation incidental to the Company's business. The Company is not party to any material litigation that does not constitute ordinary, routine litigation incidental to its business. See Note P — Other Information for further discussion of the anti-dumping and countervailing duties investigation.

Item 1A. Risk Factors

Risk factors that may affect the Company's business, results of operations and financial condition are described in Part I, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2025 and under Part II, Item 1A, "Risk Factors" in the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2025, and there have been no material changes from the risk factors disclosed except as set forth below. Additional risks are discussed elsewhere in this report, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Forward-Looking Statements" and "Outlook."

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended January 31, 2026, none of the Company’s directors or executive officers adopted, terminated or modified a "Rule 10b5-1 trading agreement" or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
Interactive Data File for the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 2026 formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements (Filed Herewith).

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

Date: February 26, 2026
Signing on behalf of the registrant and
as principal financial and accounting officer